Form 10-K
period 2015-06-27
Lumentum Holdings Inc.
filed 2015-09-25
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2015
 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

 Commission File Number 001-36861
Lumentum Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware	47-3108385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
400 North McCarthy Boulevard, Milpitas, California 95035
(Address of principal executive offices including Zip code)

(408) 546-5483
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value of $0.001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of December 27, 2014, the last day of the Registrant’s second fiscal quarter, the Registrant's common stock was not publicly traded.

As of August 22, 2015, the Registrant had 58,917,552 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A forward-looking statement may contain words such as "anticipates," "believes," "can," "can impact," "could," "continue," "estimates," "expects," "intends," "may," "ongoing," "plans," "potential," "projects," "should," "will," "will continue to be," "would," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

•	our expectations regarding demand for our products, including continued trends in end-user behavior and technological advancements that may drive such demand;

•	our belief that the Company is well positioned to benefit from certain industry trends and advancements, and our expectations of the role we will play in those advancements;

•	our plans for growth and innovation opportunities;

•	our corporate structure, including our plans with respect to the appropriate number and composition of our reportable segments;

•
financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements and our estimation of the potential impact and materiality of litigation;

•	our plans for continued development, use and protection of our intellectual property;

•	our strategies for achieving our current business objectives, including related risks and uncertainties;

•	our plans or expectations relating to investments, acquisitions, partnerships and other strategic opportunities;

•	our strategies for reducing our dependence on sole suppliers or otherwise mitigating the risk of supply chain interruptions;

•	our research and development plans and the expected impact of such plans on our financial performance; and

•	our expectations related to our products, including costs associated with the development of new products, product yields, quality and other issues.
Management cautions that forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties including those set forth in Part I, Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Except as required by law, we are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I
ITEM 1.    BUSINESS
General
Overview
Lumentum Holdings Inc. ("we", "our" or "Lumentum") is an industry leading provider of optical and photonic products by revenue and market share addressing a range of end-market applications including data communications ("Datacom") and telecommunications ("Telecom") networking and commercial lasers ("commercial lasers") for manufacturing, inspection and life-science applications. We are using our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3-D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers ("OEMs") that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that our network equipment manufacturer ("NEM") customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers.
We operate in two reportable segments: Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”). Our operations for these reportable segments are not distinct and separate; rather this segmentation reflects different end-markets with their own unique dynamics.
We have a global marketing and sales footprint that enables us to exploit global market opportunities for our products. We have manufacturing capabilities and facilities in North America, Asia-Pacific and Europe, Middle East and Africa ("EMEA") with employees engaged in R&D, administration, manufacturing, support and sales and marketing activities. Our headquarters are located in Milpitas, CA and we employed approximately 1,550 full-time employees around the world as of June 27, 2015.
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015 and comprises the communications and commercial optical products (“CCOP”) segment and WaveReady product lines formerly of JDSU. Lumentum’s Registration Statement on Form 10 ("Registration Statement") was declared effective by the U.S. Securities and Exchange Commission on July 16, 2015. On August 1, 2015, we became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of distribution, retained ownership of 19.9% of Lumentum’s outstanding shares. Our common stock began trading “regular-way” under the ticker “LITE” on the NASDAQ stock market on August 4, 2015.
Our business traces its origins to Uniphase Corporation, which was formed in 1979, and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later, a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU have broadened the depth and breadth of our team, intellectual property, technology and product offerings. Notable amongst these acquisitions in the OpComms business are Agility Communications, Inc. in 2005 and Picolight, Inc. in 2007 which respectively brought widely tunable, long wavelength laser technology for metro and long haul networking applications and short wavelength vertical-cavity surface-emitting laser technology for enterprise and datacenter networking applications. These acquisitions brought industry leading fundamental laser component technologies, which form the basis of virtually all optical networks today and will continue to do so for the foreseeable future, and enable us to develop highly integrated products to satisfy our communications customers’ ever increasing needs for smaller, lower power and lower cost optical products. Notable acquisitions in the Lasers business were Lightwave Electronics Corporation in 2005 and Time-Bandwidth Products in 2014. Both of these Lasers acquisitions brought high power pulsed solid-state laser products and technology to our business which address the micro laser machining market and expanded our addressable market.
Industry Trends and Business Risks
Our business is driven by end-market applications which benefit from the performance advantages that optical solutions enable.
The OpComms markets we serve are experiencing continually increasing needs for higher data transmission speeds, fiber optic network capacity and network agility. This is driven by exponential growth in both the number of higher bandwidth broadband connections, notably those associated with mobile devices, such as high-definition video, online gaming, cloud computing and the number and scale of datacenters that require fiber optic links to enable the higher speeds and increased scale necessary to deliver high bandwidth video and other services. Our technology, which was originally developed for communications applications is also finding use in other emerging market opportunities including 3-D sensing applications that employ our laser technology to enable the use of natural body gestures to control electronic devices.
In the Lasers markets, customer demand is driven by the need to enable faster, higher precision volume manufacturing techniques with lower power consumption, reduced manufacturing footprint and increased productivity. These capabilities are critical as industries develop products that are smaller and lighter, increasing productivity and yield and lowering their energy consumption.
Our optical and laser solutions, developed in close collaboration with OEM partners, are well positioned to meet demand resulting from these trends.
However, we expect to continue to encounter a number of industry and market risks and uncertainties. These risks and uncertainties may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and could create quarter over quarter variability in our financial measures. For example, recently, the significant strengthening of the U.S. dollar relative to certain foreign currencies, namely the Japanese Yen, has made our competitors who operate in those foreign currencies more competitive. Additionally, continued economic issues in Europe have led to uncertain demand in our OpComms segment. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability and general financial performance may also be affected by: (i) strong pricing pressures, particularly within our OpComms markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-Pacific-based competitors, and a general commoditization trend for certain products; (ii) high product mix variability which affects revenue and gross margin; (iii) fluctuations in customer buying patterns, which cause volatility in demand, revenue and profitability; (iv) the current trend of communication industry consolidation, which is expected to continue, that directly affects our customer bases and adds additional risk and uncertainty to our financial and business projections; and (v) the Separation which may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.
Reportable Segments
The table below discloses the percentage of our total net revenue attributable to our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom and Datacom markets, which accounted for more than 10% of our combined net revenue in each of the last three fiscal years, and our product offerings for the Consumer and Industrial markets, which represent the remainder of OpComms revenue:

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Optical Communications:	82.9%	85.0%	84.8%
Telecom	60.6%	60.6%	66.9%
Datacom	17.4%	14.3%	11.9%
Consumer and Industrial	4.9%	10.1%	6.0%
Lasers	17.1%	15.0%	15.2%
For further information regarding our operating segments, please refer to "Note 14 Operating Segments and Geographical Information" to the audited annual combined financial statements.
OpComms
Our OpComms portfolio includes products used by Telecom and Datacom NEMs and both traditional and cloud/data center service providers. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, including innovative products such as the Tunable Small Form-factor Pluggable Plus transceiver, as well as optical transponders, and their supporting components such as modulators and source lasers. Transport products primarily consist of modules or sub-systems containing optical amplifiers, reconfigurable optical add/drop multiplexers ("ROADMs") or Wavelength Selective Switches, Optical Channel Monitors and their supporting components such as liquid crystal on silicon switching engines, pump lasers, passive devices and Arrayed

Waveguide Gratings. Many of today’s most advanced optical networks are built on our transport and transmission components, modules and subsystems.
Our products for 3-D sensing applications, formerly referred to as our gesture recognition products, include our light source product. Customer solutions containing our 3-D sensing products let a person control electronic or computer devices with natural body or hand gestures instead of using a remote, mouse or other device. Emerging 3-D sensing systems simplify the way people interact with technology and are first being used in applications for gaming platforms.
Markets
Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom, including service provider networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks and Datacom for enterprise, cloud and data center applications, including SANs, LANs and WANs. Additionally, our OpComms products include certain laser diode products addressing consumer and industrial applications such as our products that address 3-D sensing applications.
Customers
Our OpComms customers include Alcatel-Lucent International, Ciena Corporation, Cisco Systems, Inc., Coriant GmbH, Fujitsu, Google Inc., Huawei Technologies Co. Ltd., Microsoft Corporation and Nokia Networks. During fiscal 2015, 2014 and 2013, net revenue generated from a single customer which represented greater than 10% of our total net revenue is summarized as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Ciena	$120.4	$130.2	$125.6
Google	*	84.6	*
Cisco	$98.7	*	$87.7
*Represents less than 10% of total net revenue
**The customers listed in the table above are attributable to our OpComms segment.
Trends
To remain competitive, network operators worldwide must offer broader suites of digital services. To do this, they are migrating to Internet-protocol (“IP”) networks and expanding long-haul, metro regional and metro access networks, which effectively deliver broadband services while lowering capital and operating costs of dense-wavelength-division multiplexing networks.
Demand for capacity in the Datacom market is driven by the growing needs of intra-company local-area networks ("LANs") and inter-company wide-area networks ("WANs). Datacom is also driven by web and cloud services companies that are expanding data center infrastructure, increasing the need for network capacity within and between these data centers. The growing demand for capacity encourages the adoption of OpComms products across the Datacom and Telecom markets.
Demand in the Telecom market is driven by new bandwidth-intensive applications that can result in sudden and severe changes in demand almost anywhere on the network. Increasing agility in optical networks by employing ROADMs, Wavelength Selective Switches, wavelength tunable transmission products and other agile optical products provides an effective way to respond to unpredictable bandwidth demands and to manage expenses. With more agile optical networks, a service provider can add capacity by using remote management applications rather than dispatching technicians to perform manual operations in the field.
In addition, the high-end routers, switches and cross-connect equipment that must handle legacy and internet-protocol traffic are becoming increasingly complex in order to meet higher bandwidth, scalability, speed and reliability needs. Products must provide higher levels of functionality and performance in compact designs that must also meet requirements for quality, reliability and cost.

Deployment of fiber closer to the end user increases the availability of high-bandwidth services and should result in increased demand on the metro regional and long-haul networks into which these services feed. The dynamically reconfigurable nature of today’s agile networks enables lower operating costs and other competitive advantages, allowing service providers to use and scale network capacity more flexibly, streamline service provisioning, accelerate rerouting around points of failure and modify network topology through simple point-and-click network management systems.
We are a leading provider of optical products which are well positioned to meet these demands. Our innovation has resulted in products that have more functionality, are smaller, require less power and are more cost-effective, particularly in the area of photonic integrated circuits, which can replace many discrete components with a single photonic chip. For example, the tunable 10-gigabit small form-factor pluggable transceiver we pioneered with its tunable photonic chip is 85% smaller than previous tunable models. We also developed the industry’s first tunable small form-factor pluggable transceiver for enterprise and metro networks. Higher levels of integration have also led to development of the Super Transport Blade, which delivers all transport functions (wavelength switching, pre-amplification, post-amplification, optical supervisory channel and monitoring) in a single, integrated platform, essentially replacing three blades with one.
Strategy
In our OpComms segment, we are focused on technology leadership through collaborative innovation with our customers, cost leadership and functional integration. We will continue to align the latest technologies with industry leading, scalable manufacturing and operations to drive the next phase of optical communications for Telecom and Datacom applications that are faster, more agile and more reliable, making us a valuable business and technology partner for NEMs, cloud service providers and data center operators.
Competition
We compete against various public and private companies in the markets we serve. Publicly traded companies providing optical communications components include Finisar Corporation, Fujitsu Optical Components, Furukawa Electric Co., Ltd., Neophotonics Corporation, Oclaro, Inc. and Sumitomo Electric Industries, Ltd.
Offerings
Our OpComms offerings address the following markets: Telecom, Datacom and Consumer and Industrial. In addition to a full selection of active and passive components, we offer increasing levels of functionality and integration in modules, circuit packs and subsystems for transmission, amplification, wavelength management and more.
In the Telecom market, we provide transmission and transport solutions for optical networks that make up the backbone of the wireline Telecom infrastructure, thereby enabling the internet. Transmission products, such as our tunable transponder, transceiver and transmitter modules, transmit and receive high-speed data signals at the ingress/egress points of the network. These products use dense wavelength division multiplexing technology to enable high capacity (up to 10Tb/s) links driven by insatiable internet demand. We also offer components including tunable lasers, receivers and modulators to address the higher end of these same network applications.
Our transport products, such as ROADMs, amplifiers and Optical Channel Monitors provide switching, routing and conditioning of signals. We also provide components for transport, including passive components such as our attenuators, circulators, couplers/splitters/WDMs, gain flattening filters, hybrid interleavers, multiplexer/demultiplexers polarization components, switches and wavelength lockers.
Our innovation led to the Super Transport Blade, which integrates all major optical transport functions into a single-slot blade. This all-in-one solution reduces the size, cost and power requirements of optical components, incorporates nano wavelength selective switch technology and enables greater chassis density and a smaller footprint.
In the Datacom market, which relies on storing, moving and manipulating vast amounts of data, we offer transmission products, such as our optical transceivers for Fibre Channel and Ethernet applications. Our transceivers are also used to connect servers, switches, routers and other information technology infrastructure critical for today’s email, enterprise resource planning and other cloud services such as streaming of high definition video.

Our integrated fiber optic transceivers provide cost effective and scalable connectivity and are used in the hardware which runs many of the applications people use daily such as email, social networking, cloud storage, online gaming and streaming video. They are available in several hot-pluggable form factors and allow for very compact, high-density hardware designs.
For high data transfer rates of 10G, 40G and 100G, we offer several technologies to balance technical and commercial requirements. For high volume, short distance applications we developed our vertical-cavity surface-emitting lasers. Vertical-cavity surface-emitting lasers are ideal for short reaches because they are low power consumption, low cost and highly scalable. For high-performance, long distance applications we have our distributed feedback laser and electro-absorption modulated laser. Our individual lasers and compact laser arrays offer an innovative solution for the LANs, SANs, broadband Internet and metro-area network applications.
3-D sensing provides real time depth information to any photo or video image. This represents a fundamental transition for image capture akin to the transition from monochrome to color and gives devices the ability to see the world around them in three dimensions. The immediate applications include full body imaging for gaming, 3-D scanning for space mapping and facial recognition for security. Emerging applications are in-cabin tracking in cars, self-navigating robotics and drones in industrial applications and 3-D capture of objects coupled with 3-D printing. 3-D sensing can be applied to any device with a camera. The technologies to achieve accurate and stable 3-D sensing converged to laser based solutions. We are the leading supplier of the critical laser illumination sources for 3-D sensing systems being used in applications for gaming, computing and home entertainment.
Lasers
We develop lasers employed in a variety of OEM applications. Our Lasers products serve customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. These products include diode, direct-diode, diode-pumped solid-state, fiber and gas lasers.
In addition, our photonic power products include fiber optic-based systems for delivering and measuring electrical power.
Markets
Our portfolio of laser products includes components and subsystems used in a variety of OEM applications that range in output power from milliwatts to kilowatts and include ultraviolet, visible and infrared wavelengths. We support customer applications in the biotechnology, graphics and imaging, remote sensing, materials processing and other precision machining areas.
Customers
Our Lasers customers include Amada Co., Ltd., ASML Holding N.V., Beckman Coulter, Inc., Becton, Dickinson and Company, DISCO Corporation, Electro Scientific Industries, Inc., EO Technics Co., Ltd. and KLA-Tencor Corporation. During fiscal 2015, 2014 and 2013, we did not have any single customer attributable to our Lasers segment that generated net revenue greater than 10% of our total net revenue.
Trends
As technology advances, industries increasingly turn to lasers when they need more precision, higher productivity and energy efficient, or “green,” alternatives for problems that cannot be solved by mechanical, electronic or other means. For example, industries are using lasers to develop products that are smaller and lighter to increase productivity and yield and to lower their energy consumption. Lasers have been used for years to help achieve the scale and precision needed in semiconductor processing. In biotech applications, lasers have been instrumental for advances (and new standard procedures) in cytology, hematology, genome sequencing and crime scene investigations, among others. We believe the long-term trends in these industries will likely lead to increased demand for lasers.
In addition, demand continues for electronic products, as well as products and components in other industries, to offer greater functionality while becoming smaller, lighter and less expensive. Product designs that achieve this are requiring precise micromachining and materials processing, such as micro bending, soldering and welding. At the scale and processing speed needed, lasers are replacing mature mechanical tools such as drills for minute holes, or “vias,” in printed circuit boards and saws and scribes for singulating silicon wafers, resulting in greater precision and productivity. As these trends continue, we believe that manufacturers and other industries will increase their reliance on lasers in order to maintain or increase their competitiveness.
We believe we are well-positioned with key OEM providers of laser solutions to these industries. We continue to develop our laser portfolio to offer smaller and more cost-effective products designed specifically for the performance, integration, reliability and support needs of our OEM customers.

Strategy
In our Lasers segment, we leverage our long-term relationships with OEM customers to drive commercial laser innovation. Using established manufacturing, engineering, lasers and photonics expertise, we deliver products that meet cost-of-ownership and reliability needs while delivering on volume production demands.
Competition
We compete against various public and private companies in the commercial laser markets we serve. Publicly traded companies providing commercial laser products include IPG Photonics Corporation, Coherent, Inc., Rofin-Sinar Technologies Inc. and Newport Corporation.
Offerings
Our broad range of Lasers products includes diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers that provide excellent beam quality, low noise and exceptional reliability are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
Acquisitions
We are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for, our products. We believe we have strengthened our business model by expanding our addressable markets, customer base and expertise, diversifying our product portfolio and fortifying our core businesses through acquisitions as well as through organic initiatives.
On January 27, 2014 ("Time-Bandwidth Closing Date"), Viavi completed the acquisition of Time-Bandwidth Products Inc. ("Time-Bandwidth"), a privately-held provider of high powered and ultrafast lasers for industrial and scientific markets. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally. Manufacturers are taking advantage of high-power and ultrafast lasers to create quality micro parts for consumer electronics and to process semiconductor chips for consumer devices. Viavi acquired all outstanding shares of Time-Bandwidth for a total purchase price of $15.0 million in cash, including a holdback amount of approximately $2.3 million which had been withheld to satisfy potential indemnification claims by Viavi in relation to the Time-Bandwidth acquisition. In connection with the Separation, we succeeded to the assets and liabilities associated with the Time-Bandwidth business. During the first quarter of fiscal 2016, we released the holdback amount of $2.3 million following the eighteen-month anniversary of the Time-Bandwidth Closing Date.
Please refer to “Note 6. Mergers and Acquisitions” to the audited annual combined financial statements for further information.
Restructuring Programs
We continue to engage in targeted restructuring plans primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market needs. We have focused on consolidating product manufacturing, while taking into consideration our current investment strategy, product offerings, core competencies, opportunities to enhance cost efficiency and the availability of alternative manufacturers, as appropriate.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the audited annual combined financial statements for further discussion on these charges.
Research and Development
During fiscal 2015, 2014 and 2013, we incurred R&D expenses of $140.8 million, $134.9 million and $113.7 million, respectively. The number of employees engaged in R&D was approximately 550 as of June 27, 2015, 570 as of June 28, 2014 and 510 as of June 29, 2013.

We devote substantial resources to R&D to develop new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.
In our OpComms segment, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on Datacom products, such as 40G and 100G transceivers while we continue to maintain strong investments in Telecom components and modules such as ROADMs and tunable devices needed for long-haul and metro markets. We are also responding to our customers’ requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems and circuit packs. We are providing optical technology for 3-D sensing systems that enable the control of technology by natural body gestures instead of using a remote, mouse or other device. Emerging 3-D sensing systems simplify the way that people interact with technology and are initially being used in applications for gaming platforms, computing and home entertainment.
In our Lasers segment, we continue to develop new product offerings in both solid-state and fiber lasers that take advantage of technologies and components we develop. All these developments are targeted at serving customers engaging in biotechnology, graphics and imaging, remote sensing, and materials processing and precision micromachining markets.
Manufacturing
Our significant manufacturing facilities are located in the United States and Switzerland, while our significant contract manufacturing partners are located in China, Taiwan and Thailand.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements. We may not be able to procure these components from alternative sources at acceptable prices and quality within a reasonable time, or at all; therefore, the risk of loss or interruption of such arrangements could impact our ability to deliver certain products on a timely basis.
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. We own approximately 760 U.S. patents and approximately 275 foreign patents, and have approximately 140 patent applications pending throughout the world.
Backlog
Backlog consists of purchase orders for products for which we have assigned shipment dates.
As of June 27, 2015, our backlog was approximately $135 million, as compared to approximately $138 million as of June 28, 2014. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Employees
As of June 27, 2015, we employed approximately 1,550 full-time employees including approximately 850 employees in manufacturing, 550 employees in R&D and 150 employees in SG&A. After the Separation, approximately 150 additional Viavi corporate and shared services employees were transferred to our business.
Outside of the United States, our business is subject to labor laws that differ from those in the United States. We follow the statutory requirements of those countries where we operate. We consider our employee relations to be good.
Environmental
Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.
In connection with the Separation, we agreed to indemnify Viavi for any liability associated with contamination from past operations at all properties transferred to us from Viavi, to the extent the resulting issues primarily related to our business.
International Operations
During fiscal 2015, 2014 and 2013, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped, represented 80.6%, 78.3% and 73.8% of net revenue, respectively. In certain circumstances customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. During fiscal 2015, our net revenue from Hong Kong, Mexico and Japan represented 14.4%, 13.5% and 12.7% of our combined net revenue, respectively. During fiscal 2014, our net revenue from Hong Kong, Mexico and Japan represented 15.8%, 13.6% and 11.9% of our combined net revenue, respectively. During fiscal 2013, our net revenue from Hong Kong and Japan represented 16.4% and 10.2% of our combined net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as presented above.
As of June 27, 2015 and June 28, 2014, long-lived assets, namely our net property, plant and equipment, located outside of the United States comprised 56.0% and 59.0% of our total property, plant and equipment, net, respectively. As of June 27, 2015, approximately 24.0% and 20.3% of our net property, plant and equipment were located in China and Thailand, respectively. As of June 28, 2014, approximately 27.5% and 21.8% of our net property, plant and equipment were located in China and Thailand, respectively.
Please refer to “Note 14. Operating Segments and Geographic Information” to the audited annual combined financial statements for more information. For information regarding risks associated with our international operations, see “Item 1A. Risk Factors.”

ITEM 1A.    RISK FACTORS
You should carefully consider the following risks and other information in this information statement in evaluating us and our common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into three groups: risks related to our business, risks related to the Separation and risks related to our common stock.
Risks Related to Our Business
Our operating results may be adversely affected by unfavorable economic and market conditions.
Although the global economy has been showing signs of improvement, its uncertain state has contributed and continues to contribute to decreases in demand and spending in the technology industry at large, as well as to the specific markets in which we operate. The slow pace of global economic recovery and the resulting effects on global credit markets has created uncertainty in the timing and overall demand from our customers. This uncertainty may lead to greater revenue fluctuations, increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Continued economic challenges in the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If economic conditions do not improve or if they deteriorate, our financial condition and results of operations would likely be materially and adversely impacted.
Changing technology and intense competition require us to continue to innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability.
The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable cost to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced features and products that address these issues and provide solutions that meet our customers’ current and future needs.
The market for optical communications products in particular has matured over time and optical communications products have increasingly become subject to commoditization. Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we will remain reliant on an integrated customer and market approach that anticipates end customer needs as Telecom and Datacom requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for legacy established products. However, our competitors may continue to enter markets or gain or retain market share through aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match. Although historically we have emphasized a robust program of technical innovation and streamlining manufacturing operations, if we fail to continue to develop enhanced or new products, or over time are unable to adjust our cost structure to continue to competitively price more mature technologies, our revenue and profits and results of operations could be materially and adversely affected.
Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include Coherent, Inc., Finisar Corporation, Fujitsu Optical Components, Furukawa Electric Co., Ltd., IPG Photonics Corporation, Neophotonics Corporation, Newport Corporation, Oclaro, Inc., Rofin-Sinar Technologies Inc. and Sumitomo Electric Industries, Ltd. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.

The manufacture of our products may be adversely affected if our contract manufacturers and suppliers fail to meet our needs or if we are unable to manufacture certain products in our manufacturing facilities.
We rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good product. We depend on these manufacturers to meet our production needs and to provide quality products to our customers. Despite rigorous testing for quality, both by us and our customers, we may receive defective products. We may incur significant costs to correct defective products which could include lost future sales, as well as potentially cause customer relations problems, litigation and damage to our reputation. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters or economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Furthermore, it would be costly and require a long period of time to move products from one contract manufacturer to another and could result in interruptions in supply, which would likely materially impact our financial condition and results of operations.
We manufacture some of the components that we provide to our contract manufacturers, along with our own finished goods, in our Bloomfield, Connecticut and San Jose, California manufacturing facilities. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a contract manufacturer and could result in interruptions in supply, which would likely materially impact our financial condition and results of operations.
Changes in manufacturing processes are often required due to changes in product specifications, changing customer needs and the introduction of new products. These changes may reduce manufacturing yields at our contract manufacturers and at our own manufacturing facilities resulting in reduced margins on those products.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We are dependent on a limited number of suppliers, who are often small and specialized, for raw materials, packages and standard components. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, receipt of defective parts or contaminated materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures.
We rely on a limited number of customers for a significant portion of our sales; our business is subject to seasonality; and the majority of our customers do not have contractual purchase commitments.
We have consistently relied on a small number of customers for a significant portion of our sales and we expect that this customer concentration will continue in the future. For example, during the fiscal year ended June 27, 2015, our five largest customers accounted for over 41% of our revenue and the majority of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. In addition, as a result of the seasonality of the business of certain of our customers, our business and results of operations may fluctuate. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, fail to optimize our manufacturing capacity, or have excess inventory. Any of these factors could adversely affect our business, financial condition and results of operations.
We contract with a number of large OEM and end-user service providers that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

Large OEM and end-user service providers comprise a significant portion of our customer base. These customers generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers. As we seek to expand our sales to existing customers and acquire new customers, we may be required to agree to terms and conditions that are favorable to our customers and that may affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Furthermore, consolidation among such large customers can further increase their buying power and ability to require onerous terms. Additionally, the terms these large customers require, such as most-favored nation or exclusivity provisions, may impact our ability to do business with other customers and generate revenues from such customers.
Our products may contain defects that may cause us to incur significant costs, divert our attention from product development efforts and result in a loss of customers.
Our products are complex and defects may be found from time to time. Networking products frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.
We are subject to continued changes in tax laws; the possible fluctuation of our effective tax rate over time could materially and adversely affect our operating results.
We are subject to taxes in the United States and numerous international jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, multiple tax years and jurisdictions are subject to audit by various taxing authorities. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, there could be ongoing variability in our tax rates as taxable events occur and uncertain tax positions are re-evaluated or resolved.
Tax policy reform continues to be a topic of discussion in the United States and in the foreign jurisdictions in which we may conduct business. A significant change to the tax system in the United States or other foreign jurisdictions, including changes to the taxation of international income, could have a material adverse effect on our results of operations. Our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations or by changes to our ownership or capital structures. Fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of business, financial condition and operating results.
We may change our international corporate structure in the near future in order to minimize our effective tax rate; however, if we are unable to adopt this structure or if it is challenged by U.S. or foreign tax authorities, we may be unable to realize such tax savings which could materially and adversely affect our operating results.
We have taken certain preliminary steps to implement an international corporate structure more closely aligned with our international operations. This potential corporate structure may reduce our overall effective tax rate through changes among our wholly-owned subsidiaries in how we use our intellectual property, and how we structure our international procurement and sales operations. The contemplated structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Such intercompany arrangements would be designed to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate over the medium to long term.
We have agreed to reimburse Viavi for certain tax liabilities and related costs that may be incurred by Viavi, following application of net operating losses by Viavi, in the event that we implement this revised corporate structure. In addition, the implementation of such a structure has required us to incur expenses, and may require that we incur additional expenses, for which we may not realize related benefits, and in any event, we do not expect to materially realize such benefits for several years following the Separation.
If we put the intended structure into effect and it is not accepted by the applicable taxing authorities, if changes in domestic and international tax laws negatively impact the proposed structure, including proposed legislation to reform U.S.

taxation of international business activities, or if we do not operate our business consistent with the proposed structure and applicable tax provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the proposed structure, and our business, financial condition and operating results may be materially and adversely affected.
We are subject to risks arising from our international operations, which may adversely affect our business, financial condition, and results of operations.
We derive a majority of our revenues from our international operations, and we plan to continue expanding our business in international markets in the future. In addition, we have extensive international manufacturing capabilities and facilities, with employees engaged in R&D, administration, manufacturing, support and sales and marketing activities.
As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending,

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	varying and potentially conflicting regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market; and

•
the impact of the following on service provider and government spending patterns: political considerations, unfavorable changes in tax treaties or laws, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.

Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.
Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or in other countries in which we operate. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.
Our future operating results may be subject to volatility due to fluctuations in foreign currency.
We are exposed to foreign exchange risks with regard to our operating expenses which may affect our operating results. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand.
We intend to engage in currency hedging transactions to reduce our foreign exchange exposure. However, these transactions may not fully eliminate our risk and could have an adverse effect on our financial condition.
Our ability to develop, market, and sell products could be harmed if we are unable to retain or hire key personnel.
Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider and enterprise markets, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel, engineers and sales people, and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products.
We face a number of risks related to our strategic transactions.
We have made acquisitions of other businesses or technologies, including, most recently, Time-Bandwidth in January 2014 and we will continue to review acquisition opportunities. Such strategic transactions involve numerous risks, including the following:

•	diversion of management’s attention from normal daily operations of the business;

•	unforeseen expenses, delays or conditions imposed upon the acquisition, including due to required regulatory approvals or consents;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	the ability to retain and obtain required regulatory approvals, licenses and permits;

•	difficulties and costs in integrating the operations, technologies, products, IT and other systems, facilities and personnel of the purchased businesses;

•	potential difficulties in completing projects associated with in-process R&D;

•	an acquisition may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies; and

•	difficulty forecasting revenues and margins.

 Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we may rely upon third-party hosting and support services to meet these needs. Any failure to manage, expand and update our information technology infrastructure, including our Enterprise Resource Planning ("ERP") system and other applications, any failure in the extension or operation of this infrastructure, or any failure by our hosting and support partners in the performance of their services could materially and adversely harm our business. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches in the future.
If we have insufficient proprietary rights or if we fail to protect our rights, our business would be materially harmed.
We seek to protect our products and product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. The steps we take to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing technologies that are similar to our own. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protections. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee for a number of third-party technologies including software and intellectual property rights from academic institutions, our competitors and others, and we are required to pay royalties to these licensors for the use thereof. In the future, if such licenses are unavailable or if we are unable to obtain such licenses on commercially reasonable terms, we may not be able to rely on such third-party technologies which could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results.
We also seek to protect our important trademarks by endeavoring to register them in certain countries. We have not registered our trademarks in every country in which we sell or distribute our products, and thus others may be able to use the same or confusingly similar marks in countries where we do not have trademark registrations. We have adopted Lumentum as a new house trademark and trade name for our company, and are in the process of establishing rights in this name and brand. We have also adopted the Lumentum logo as a new house trademark for our company, and are in the process of establishing rights in this brand. The new brands are the subject of trademark applications in the United States or other jurisdictions, but the trademarks have not yet proceeded to registration. The efforts we take to register and protect trademarks, including the new brands, may not be sufficient or effective. Although we will seek to obtain trademark registrations for the new brands, it is possible we may not be able to protect our new brands through registration in one or more jurisdictions, for example, the applicable governmental authorities may not approve the registration. Furthermore, even if the applications are approved, third parties may seek to oppose or otherwise challenge registration. There is the possibility, despite efforts, that the scope of the protection obtained for our trademarks, including the new brands, will be insufficient or that a registration may be deemed invalid or unenforceable in one or more jurisdictions throughout the world.
Our products may be subject to claims that they infringe the intellectual property rights of others, the resolution of which may be time-consuming and expensive, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.
Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur in our industry on a regular basis. We have received in the past, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe upon their proprietary rights, with two distinct sources becoming increasingly prevalent. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that may approach us with demands to enter into license agreements. Second, patent-holding companies that do not make or sell products (often referred to as “patent trolls”) may claim that our products infringe upon their proprietary rights. We respond to these claims in the course of our business operations. The litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense and divert the efforts of our technical and management personnel, regardless of whether we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on commercially reasonable terms, or at all. Without such a license, or if we are the subject of an exclusionary order, our ability to make our products could be limited and we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results. Additionally, we often indemnify our customers against claims of infringement related to our products and may incur significant expenses to defend against such claims. If we are unsuccessful defending against such claims, we may be required to indemnify our customers against any damages awarded.

We also face risks that third parties may assert trademark infringement claims against us in one or more jurisdictions throughout the world related to the new brand and/or other trademarks. The litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense and divert the efforts of our technical and management personnel, regardless of whether we are successful. If we are unsuccessful, trademark infringement claims against us could result in significant monetary liability or prevent us from selling some or all of our products or services under the challenged trademark. In addition, resolution of claims may require us to alter our products, labels or packaging, license rights from third parties, or cease using the challenged trademark altogether, which could adversely affect our revenues and operating results.
We face certain litigation risks that could harm our business.
From time to time we have been, and in the future we may become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see “Item 3. Legal Proceedings.”
Our products incorporate and rely upon licensed third-party technology, and if licenses of third-party technology do not continue to be available to us or are not available on terms acceptable to us, our revenues and ability to develop and introduce new products could be adversely affected.
We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third-parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could require us, if possible, to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.
Environmental and other regulations could increase our expenses and harm our operating results.

Our manufacturing operations and our products are subject to various federal, state and foreign laws and regulations, including those governing pollution and protection of human health and the environment in each of the jurisdictions in which we operate or sell our products.  These laws and regulations govern, among other things, wastewater discharges and the handling and disposal of hazardous materials in our products.  Our failure to comply with current and future environmental, or health or safety requirements could cause us to incur substantial costs, including significant capital expenditures, to comply with such environmental laws and regulations and to clean up contaminated properties that we own or operate. Such clean-up or compliance obligations could result in disruptions to our operations. Additionally, if we are found to be in violation of these laws, we could be subject to governmental fines or civil liability for damages resulting from such violations. These costs could have a material adverse impact on our financial condition or operating results.

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials, which could have an adverse impact on the performance of our products, add greater testing lead-times for product introductions or other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, the SEC has promulgated rules requiring disclosure regarding the use of certain “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals. The implementation of such rules has required us to incur additional expenses and internal resources and may continue to do so in the future. Our failure to comply with any of the foregoing regulatory requirements could result in increased costs for our products, monetary penalties, damages to our reputation and legal action.

We will need to ensure that we comply with such laws and regulations as they are enacted. Additionally, we may be required to ensure that our suppliers comply with such laws and regulations. If we or our suppliers fail to comply with such laws, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
We are subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding “conflict” minerals that could subject us to additional costs and liabilities.

We are subject to the SEC rules implementing the requirements of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act which establish disclosure and reporting requirements for companies who use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products. Complying with the disclosure requirements involves substantial diligence efforts to determine the source of any conflict minerals used in our products and may require third-party auditing of our diligence process. These efforts may demand internal resources that would otherwise be directed towards operational activities.
Since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the conflict minerals used in our products. Additionally, if we are unable to satisfy those customers who require that all of the components of our products are determined to be conflict free, they may choose a competitor’s products which could materially impact our financial condition and operating results.
We will lose sales if we are unable to obtain government authorization to export certain of our products, and we would be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the United States Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce's Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State's Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF-over-fiber products, as well as certain products developed with government funding, are currently subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.
Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments could significantly reduce our revenue and materially adversely affect our business, financial condition and results of operations. Compliance with U.S. Government regulations also subjects us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
Risks Related to the Separation and Our Operation as an Independent Public Company
We have a limited history of operating as an independent company, and our pre-separation financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information in this Annual Report on Form 10-K refers to our business as operated by and integrated with Viavi. Our historical financial information included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of Viavi. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

•
Prior to the Separation, our business was operated by Viavi as part of its broader corporate organization, rather than as an independent company. Viavi or one of its affiliates performed various corporate functions for our business such as legal, treasury, accounting, auditing, human resources, finance and other corporate functions. Our historical financial results reflect allocations of corporate expenses from Viavi that may differ from our actual operating expenses for these functions in the future. Therefore, our cost related to such functions previously performed by Viavi may increase following the Separation.

•
Our business was integrated with the other businesses of Viavi. Historically, we shared economies of scale in costs, employees, vendor and customer relationships. We will need to enter into new arrangements with certain vendors which may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition.

•
Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of Viavi. Following the Separation, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	After the completion of the Separation, the cost of capital for our business may be higher than Viavi’s cost of capital prior to the Separation.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Viavi. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements, see “Selected Historical Combined Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
Certain contracts that will need to be transferred or assigned to us from Viavi or its affiliates in connection with the Separation require the consent of the counterparty to such an assignment, and failure to obtain these consents could increase our expenses or otherwise reduce our profitability.
The separation agreement provides that, in connection with the Separation, a number of contracts were transferred or assigned from Viavi or its affiliates to us or our affiliates. Many of these contracts require the contractual counterparty’s consent to such an assignment. Similarly, in some circumstances, we are a joint beneficiary of contracts, and we need to enter into a new agreement with the third party to replicate the contract or assign the portion of the contract related to our business. It is possible that some parties may use the requirement of a consent or the fact that the Separation has occurred to seek more favorable contractual terms from us or to seek to terminate the contract. If (i) we are unable to obtain these consents for certain key contracts on commercially and satisfactory terms, (ii) we enter into new agreements on significantly less favorable terms, or (iii) the contracts are terminated, we may be unable to obtain some of the benefits, assets and contractual commitments that are intended to be allocated to us as part of the Separation. Additionally, the loss of these contracts could increase our expenses or otherwise reduce our profitability.
Potential indemnification liabilities to Viavi pursuant to the separation agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.
The separation agreement provides for, among other things, indemnification obligations designed to make us financially responsible for:

•
any Lumentum Liabilities (as defined in the Separation and Distribution Agreement dated as of July 31, 2015 by and among JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC (the "separation agreement"));

•	our failure to pay, perform or otherwise promptly discharge any Lumentum Liabilities or contracts, in accordance with their respective terms, whether prior to, at or after the distribution;

•
any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by Viavi for our benefit, unless related to a JDSU Liability (as defined in the separation agreement);

•
any breach by us of the separation agreement or any of the ancillary agreements or any action by us in contravention of our amended and restated certificate of incorporation or amended and restated bylaws; and

•
any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the registration statement and information statement filed in connection with the Separation or any other disclosure document that describes the Separation or the distribution, or us and our subsidiaries, or primarily relates to the transactions contemplated by the separation agreement, subject to certain exceptions.

Our indemnification obligations are not subject to maximum loss clauses. If we are required to indemnify Viavi under the circumstances set forth in the separation agreement, we may be subject to substantial liabilities.
In connection with the Separation, Viavi will indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Viavi’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the separation agreement, Viavi will indemnify us for certain liabilities relating to, arising out of or resulting from:

•	the JDSU Liabilities;

•
the failure of Viavi or any of its subsidiaries, other than us, to pay, perform or otherwise promptly discharge any of the JDSU Liabilities, in accordance with their respective terms, whether prior to or after the effective time of the distribution;

•
any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by us for the benefit of Viavi, unless related to a Lumentum Liability;

•	any breach by Viavi or any of its subsidiaries, other than us, of the separation agreement or any of the ancillary agreements; and

•
any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to information contained in the registration statement or information statement filed in connection with the separation or any other disclosure document that describes the separation or the distribution or primarily relates to the transactions contemplated by the separation agreement, subject to certain exceptions.

However, third parties could seek to hold us responsible for any of the liabilities that Viavi agrees to retain, and there can be no assurance that the indemnity from Viavi will be sufficient to protect us against the full amount of such liabilities, or that Viavi will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Viavi any amounts for which we are held liable, we may be temporarily required to bear these losses.
We have sought to characterize Viavi’s contribution of the CCOP business to us as a taxable transaction. If tax authorities were to take the position that this contribution is not a taxable transaction, then we may face greater than expected income tax liabilities, which would negatively impact our operating results.
In connection with the Separation, Viavi’s CCOP business assets were transferred to us in a transaction or transactions intended to be characterized as taxable, which will result in our receiving a fair market value or substantially stepped-up tax basis in the assets. We expect to reduce our cash taxes by depreciation and amortization deductions related to the stepped-up tax basis in the assets. If the IRS or foreign tax authorities disagree with our characterization of the transactions pursuant to which the CCOP business assets will be transferred to us or disallow the depreciation and amortization deductions, and the position were sustained, our financial results would be materially and adversely affected.
We could have an indemnification obligation to Viavi if the distribution were determined not to qualify for non-recognition treatment, which could materially and adversely affect our financial condition.
We have received a private letter ruling from the IRS, to the effect that the retention by Viavi of 19.9 percent of our common stock will not be deemed to be pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the Code. Notwithstanding the IRS Ruling, the IRS could determine on audit that the retention of our common stock was pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that we or Viavi have made or provided to the IRS are not correct. If the retention is deemed to be pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable. In addition, Viavi also received a written opinion of PwC, its tax advisor, to the effect that the distribution, together with certain related transactions necessary to effectuate the distribution, should qualify for non-recognition of gain or loss under Sections 368(a)(1)(D) and 355 of the Code. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or any court will not take a contrary position. If the distribution were determined not to qualify for non-recognition of gain and loss, then Viavi would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the distribution, over its tax basis in our stock immediately before the distribution.
If, due to any of our representations being untrue or our covenants being breached, it were determined that the distribution did not qualify for non-recognition of gain or loss under Section 355 of the Code, we could be required to indemnify Viavi for the resulting taxes and related expenses. The indemnification obligation is not expected to be material because Viavi is expected to have a fair market value or substantially stepped-up tax basis in our shares immediately prior to the Separation. If, contrary to our expectation, it were determined that Viavi did not have a fair market value or substantially stepped-up tax basis in our shares, any such indemnification obligation could materially and adversely affect our financial condition.

In addition, Section 355(e) of the Code generally creates a presumption that the distribution would be taxable to Viavi, but not to stockholders, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the distribution, unless it were established that such transactions and the distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the distribution were taxable to Viavi due to such a 50% or greater change in ownership of our stock, Viavi would recognize gain in an amount equal to the excess of the fair market value of our common stock held by it immediately before the distribution over its tax basis in such stock, and we generally would be required to indemnify Viavi for the tax on such gain and related expenses. The indemnification obligation is not expected to be material because Viavi is expected to have a fair market value or substantially stepped-up tax basis in our shares immediately prior to the Separation. If, contrary to our expectation, it were determined that Viavi did not have a fair market value or substantially stepped-up tax basis in our shares, any such indemnification obligation could materially adversely affect our financial condition.
We have agreed to restrictions to preserve the non-recognition treatment of the distribution, which may reduce our strategic and operating flexibility.
We have entered into a tax matters agreement under which we will be subject to certain covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable.
We may not achieve any or all of the expected benefits of the Separation, and the Separation may adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation and distribution is expected to provide us with the following benefits, among others:

•	more effective pursuit of our distinct operating priorities and strategies;

•	a distinct investment identity allowing investors to evaluate the merits, performance and future prospects of our business separately from Viavi;

•	more efficient allocation of our capital;

•	direct access to the capital markets; and

•	a favorable cash effective tax rate for a number of years.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) following the Separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Viavi; (ii) following the Separation, our business is less diversified and have less scale than Viavi’s business prior to the Separation; and (iii) the other actions required in connection with the Separation of Viavi’s and our respective businesses could disrupt our operations. If we fail to achieve any or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business, operating results and financial condition could be adversely affected.

The Separation may expose us to potential liabilities and business complications arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The Separation could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor in either Viavi or us (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the Separation left either Viavi or us insolvent or with unreasonably small capital. In addition, parties could allege that Viavi intended or believed that either Viavi or we would incur debts beyond its or our respective ability to pay such debts as they mature, or that Viavi or we did not receive fair consideration or reasonably equivalent value in the Separation. If a court were to agree with such a plaintiff, then such court could void the Separation as a fraudulent transfer and could impose a number of different remedies, including without limitation:

•	returning our assets or your shares in our company to Viavi;

•	forcing Viavi to further capitalize us, although there is no assurance Viavi would have the financial ability to do so if such a judgment were rendered;

•	voiding our liens and claims against Viavi; or

•
providing Viavi with a claim for money damages against us in an amount equal to the difference between the consideration received by Viavi and the fair market value of our company at the time of the Separation.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. We cannot assure you as to what standard a court would apply to determine insolvency or that a court would determine that Viavi or we were solvent at the time of or after giving effect to the Separation, including the distribution of our common stock.
The distribution of our common stock by Viavi is also subject to review under state corporate distribution statutes. Under the DGCL, a corporation may only pay dividends to its stockholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although we believe that Viavi made the distribution of our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to Viavi stockholders was unlawful.
Any successful claim that Viavi or Lumentum is insufficiently capitalized following the Separation could potentially expose us to material financial liabilities, unwinding of the transaction and adverse consequences with customers and suppliers related to our perceived inability to timely deliver products and pay for materials and services.
We are an “emerging growth company” and cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. Among other things, we will not be required to:

•	provide an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

•
comply with any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
Accordingly, the information that we provide stockholders in this Annual Report on Form 10-K and in our other filings with the SEC may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected.
Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of this extended transition period.
We will remain an “emerging growth company” until the earliest of:

•	the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act;

•	the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion;

•	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; or

•
the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

Risks Related to Our Common Stock
Our stock price may be volatile and may decline regardless of our operating performance.
Our common stock is listed on the NASDAQ stock market ("NASDAQ") under the symbol "LITE." The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	the sale of our shares by some stockholders after the distribution because our business profile and market capitalization may not fit their investment objectives;

•	the sale by Viavi of the retained shares as required by the terms of the IRS ruling;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	success or failure of our business strategy;

•	our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we operate;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	overall market fluctuations; and

•	general economic and market conditions and other external factors.
A number of shares of our common stock are or will be eligible for future sale, including the sale by Viavi of the shares of our common stock that it retains after the distribution, which could materially increase the volatility of our stock price and may cause our stock price to decline.
Any sales of substantial amounts of our common stock in the public market or the perception that such sales might occur, in connection with the distribution or otherwise, may cause the market price of our common stock to decline. Upon completion of the distribution on August 1, 2015, we had an aggregate of approximately 58.8 million shares of our common stock issued and outstanding. Except for the shares of our common stock retained by Viavi, these shares can be freely tradable without restriction or registration under the Securities Act, unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act. We are unable to predict whether large amounts of our common stock will be sold in the open market following the distribution. We are also unable to predict whether a sufficient number of buyers would be in the market at that time.
In addition, following the Separation, Viavi retains an ownership interest in 19.9 percent of our total shares outstanding for a limited period of time. Pursuant to a stockholder’s and registration rights agreement with Viavi, Viavi will be required to vote such shares in proportion to the votes cast by our other stockholders. In order to not jeopardize the tax-free status of the distribution, Viavi is required to dispose of such retained shares of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event later than three years after the distribution. Pursuant to the stockholder’s and registration rights agreement, upon the request of Viavi, we will effect the registration under applicable securities laws of the shares of common stock retained by Viavi. Subject to limited exceptions, we do not have the right to prevent or delay the sale of our shares by Viavi pursuant to the stockholder’s and registration right agreement. Any disposition by Viavi, or any significant stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could materially increase the volatility of our stock price and adversely affect prevailing market prices for our common stock.
We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.
We do not currently expect to pay dividends on our common stock. The payment of any dividends to our stockholders in the future, and the timing and amount thereof, will fall within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, potential debt service obligations or restrictive covenants, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deems relevant.
In addition, because we are a holding company with no material direct operations, we are dependent on loans, dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. However, our operating subsidiaries’ ability to make such distributions will be subject to their operating results, cash requirements and financial condition and the applicable provisions of Delaware law that may limit the amount of funds available for distribution. Our ability to pay cash dividends may also be subject to covenants and financial ratios related to existing or future indebtedness, and other agreements with third parties.
The obligations of Lumentum Inc. to holders of its Series A Preferred Stock could have a negative impact on holders of our common stock.
Our subsidiary, Lumentum Inc., issued $35.8 million in Series A Preferred Stock to Viavi, which were sold to Amada following the spin-off. The Series A Preferred Stock may be converted by Amada into shares of our common stock beginning on the second anniversary of the closing of the stock purchase (absent a change of control of us or similar event) using a conversion price equal to 125 percent of the volume weighted average price per share of our common stock in the five “regular-way” trading days following the spin-off. The Series A Preferred Stock may be redeemed by us upon the third anniversary of the date of issuance or the preferred stockholders may cause us to redeem the Series A Preferred Stock upon the fifth anniversary of the date of issuance.
Cumulative senior dividends on the Series A Preferred Stock will accrue at the annual rate of 2.5 percent, but will be paid only when and if declared by our board of directors. Our ability to make payments to holders of the Series A Preferred Stock (“Series A Holders”) will depend on Lumentum Inc.’s ability to generate cash in the future from operations, financings or asset sales. Lumentum Inc.’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. The payment of this dividend will reduce the amount of cash otherwise available for distribution by Lumentum Inc. to us for further distribution to our common stockholders or for other corporate purposes. If Lumentum Inc. is in arrears on the payment of dividends to the Series A Holders, (i) Lumentum Inc. will not be able to pay any dividends to us, subject to certain exceptions, and (ii) we will not be able to make any distribution on or repurchase of our common stock.
Certain provisions in our charter and Delaware corporate law could hinder a takeover attempt.
We are subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”) which prohibits us, under some circumstances, from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions providing for the limitations of liability and indemnification of our directors and officers, allowing vacancies on our board of directors to be filled by the vote of a majority of the remaining directors, granting our board of directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as “blank check preferred”) and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders, which may only be called by the chairman of the board of directors, the chief executive officer or the board of directors. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control or changes in our management.

Our bylaws designate Delaware courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us or our directors and officers.

Our bylaws provide that, unless Lumentum consents in writing to an alternative forum, the state or federal courts of Delaware are the sole and exclusive forum for any derivative action or proceeding brought on behalf of Lumentum; any action asserting breach of fiduciary duty, or other wrongdoing, by our directors, officers or other employees to Lumentum or its stockholders; any action asserting a claim against Lumentum pursuant to the Delaware General Corporation Law or our certificate of incorporation or bylaws; any action asserting a claim against Lumentum governed by the internal affairs doctrine; or any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us or our directors and officers.

Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and in seven other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices and manufacturing facilities. Our corporate headquarters of approximately 126,000 square feet is located in Milpitas, California. As of June 27, 2015, our leased and owned properties in total were approximately 600,000 square feet, of which we owned approximately 81,000 square feet. Larger leased sites include properties located in Canada, China and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock and Stockholders
Our common stock is listed on NASDAQ under the symbol “LITE.’’ High and low sales prices per share of our common stock as reported by the NASDAQ for each full quarterly period of fiscal years 2015 and 2014 are not provided as Lumentum common shares did not begin "regular way" trading on the NASDAQ until August 4, 2015. There were 3,221 stockholders of record of Lumentum common stock as of August 22, 2015. From August 4, 2015 through August 22, 2015, the highest sales price paid for Lumentum common stock on the NASDAQ was $21.44 per share and the lowest sales price for Lumentum common stock on the NASDAQ was $18.60 per share.
Dividends
We have not paid any dividends to date, and we currently intend to retain future income to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.
Recent Sale of Unregistered Securities
On February 10, 2015, we issued 1,000 shares of our common stock to Viavi pursuant to Section 4(a)(2) of the Securities Act. We did not register the issuance of the issued shares under the Securities Act because the issuance did not constitute a public offering.

ITEM 6.    SELECTED FINANCIAL DATA
This table sets forth selected financial data of Lumentum (in millions, except share and per share amounts) for the periods indicated. This data should be read in conjunction with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and our audited combined financial statements included in Item 8 of this Annual Report on Form 10-K. The selected data in this section are not intended to replace the audited annual combined financial statements included in this Annual Report on Form 10-K.
Our historical combined financial statements include allocations of expenses arising from shared services and infrastructure provided by Viavi to us, including costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. These costs may not be representative of the future costs we will incur as an independent public company. In addition, our historical financial information does not reflect changes that we expect to experience in the future as a result of the Separation from Viavi, including changes in our cost structure, personnel needs, legal structure, financing and business operations. The financial information included here may not necessarily reflect our financial position and results of operations or what our financial position and results of operations would have been had we been an independent, publicly-traded company during the periods presented or be indicative of our future performance as an independent company.

	Years Ended
	June 27, 2015 (2)	June 28, 2014 (1)	June 29, 2013	June 30, 2012
Combined Statement of Operations Data:
Net revenue	$837.1	$817.9	$769.9	$727.9
Gross Profit	257.9	256.6	222.8	204.9
(Loss) income from operations	(23.4)	8.7	3.9	(4.5)
Net (loss) income	(3.4)	10.7	6.5	2.6
Net (loss) income per share—basic and diluted (3)	$(0.06)	$0.18	$0.11	$0.04
Shares used in per share calculation—basic and diluted (3)	58.8	58.8	58.8	58.8

	Years Ended
	June 27, 2015	June 28, 2014 (1)	June 29, 2013
Combined Balance Sheet Data:
Cash and cash equivalents	$14.5	$19.9	$7.8
Working capital	188.7	149.1	133.4
Total assets	512.6	492.1	410.7
Other non-current liabilities	9.8	19.6	17.0
Total invested equity	380.7	335.6	281.8

(1)
During the third quarter of fiscal 2014, we acquired Time-Bandwidth in a transaction accounted for in accordance with the authoritative guidance on business combinations. The Combined Statement of Operations for fiscal 2014 included the results of operations from Time-Bandwidth subsequent to January 27, 2014 and the Combined Balance Sheet as of June 28, 2014 included Time-Bandwidth's financial position.

(2)
During the third quarter of fiscal 2015, we settled an audit in a non-U.S. jurisdiction which resulted in the recognition of a $21.8 million tax benefit. In addition, we recognized $14.1 million of additional deferred tax assets which were fully offset by a corresponding increase in the deferred tax valuation allowance.

(3)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of Lumentum common stock to existing holders of JDSU common stock. JDSU was renamed Viavi and at the time of distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net (loss) income per share for all periods through June 27, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015. Refer to "Note 4. Earnings Per Share" to the audited annual combined financial statements for more detail.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the audited combined financial statements and the corresponding notes included elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see "Risk Factors" and "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.
Separation from JDSU
We were incorporated in Delaware as a wholly owned subsidiary of Viavi on February 10, 2015 and comprise the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of JDSU. Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on July 16, 2015. On August 1, 2015, we became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi Solutions Inc. ("Viavi") in connection with the Separation and retained ownership of 19.9% of Lumentum’s outstanding shares. Our common stock began trading “regular-way” under the ticker “LITE” on the NASDAQ stock market on August 4, 2015.
Our historical combined financial statements have been prepared on a stand-alone basis and are derived from Viavi's consolidated financial statements and accounting records. The combined financial statements reflect our financial position, results of operations, comprehensive income and cash flows as we were operated as part of Viavi prior to the Separation, in conformity with U.S. generally accepted accounting principles.
The combined financial statements include the attribution of certain assets and liabilities that were historically held at the Viavi level but which were specifically identified or attributed to us. In the combined financial statements, we attributed all cash and cash equivalents generated by our activity in the legal entities that were transferred to us from Viavi in connection with the Separation. Cash management and financing transactions relating to our business are accounted for through the Viavi net investment account on the combined balance sheets. None of the Viavi cash and cash equivalents or short-term investments held by other Viavi legal entities was attributed to us in the combined financial statements, with the exception of short-term investments held related to our portion of the deferred compensation plan. Viavi's debt and related interest expense were not attributed or allocated to us for the periods presented since we are not the legal obligor of the debt and Viavi's borrowings were not directly attributable to us. All intercompany transactions between us and Viavi were considered to be effectively settled in the combined financial statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity and on the combined balance sheets as Viavi net investment.
The combined statements of operations includes our direct expenses for cost of sales, R&D, sales and marketing, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Viavi to us. These allocated expenses include costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring and stock-based compensation related to Viavi's corporate and shared services employees. These expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by our business. The allocation methods include revenue, headcount, square footage, actual consumption and usage of services and others.
Our Industries and Developments
We are an industry leading provider of optical and photonic products by revenue and market share addressing a range of end-market applications including Datacom and Telecom networking and commercial lasers for manufacturing, inspection and life-science applications. We are using our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3-D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications.
We operate in two reportable segments:
•Optical Communications ("OpComms")
•Commercial Lasers ("Lasers")

Our operations for these reportable segments are not distinct and separate; rather this segmentation reflects different end-markets with their own unique dynamics.
OpComms
Our OpComms products address the following markets: Telecom, Datacom and consumer and industrial ("Consumer and Industrial").
Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks ("SANs"), local-area networks ("LANs") and Ethernet wide-area networks ("WANs"). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fastest-growing OpComms markets, including reconfigurable optical add/drop multiplexers ("ROADMs"), tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggables. Our growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.
In the Consumer and Industrial markets, our OpComms products include our light source product which is integrated into 3-D sensing platforms being used in applications for gaming, computing and home entertainment. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Emerging applications for this technology include in-cabin tracking in cars, self-navigating robotics and drones in industrial applications and 3-D capture of objects coupled with 3-D printing.
Our OpComms customers include Alcatel-Lucent International, Ciena Corporation, Cisco Systems, Inc., Coriant GmbH, Fujitsu Network Communications, Inc., Google Inc., Huawei Technologies Co Ltd., Microsoft Corporation, and Nokia Networks.
Lasers
Our Lasers products serve our customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. Our Lasers products are used in a variety of OEM applications.
OEM applications use our products including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
During the third quarter of fiscal 2014, Viavi acquired Time-Bandwidth, a provider of high-powered and ultrafast lasers for the industrial and scientific markets and whose assets and liabilities we succeeded to in the Separation. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally.
Our Lasers customers include Amada Co., Ltd., ASML Holding N.V., Beckman Coulter, Inc., Becton, Dickinson and Company, DISCO Corporation, Electro Scientific Industries, Inc., EO Technics Co., Ltd. and KLA-Tencor Corporation.
Critical Accounting Policies and Estimates
The preparation of our combined financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our combined financial statements:

Revenue Recognition
We recognize revenue when all four revenue recognition criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the product has been delivered or the service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured. Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Our products typically include a warranty and the estimated cost of product warranty claims, based on historical experience, is recorded at the time the sale is recognized. Sales to customers are generally not subject to price protection or return rights.
The majority of our sales are made to OEMs, distributors, resellers and end-users. These sales do not require installation of the products by us and are not subject to other post-delivery obligations. Additionally, our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions.
Inventory Valuation
We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Allocations
Viavi has allocated certain expenses that arise from shared services and infrastructure provided by Viavi to us prior to the Separation such as the costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring and stock-based compensation related to Viavi's corporate and shared services employees. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by our business. The allocation methods include revenue, headcount, square footage, actual consumption and usage of services and others.
Stock-Based Compensation
Our employees have historically participated in Viavi's stock-based benefit plans and continued participating until consummation of the Separation. Stock-based compensation has been allocated to us based on the equity awards granted to our employees as well as the allocation of expenses from Viavi's employees in corporate and shared services functions.
Stock-based compensation is measured at grant date, based on the fair value of the award, and recognized as compensation over the requisite service period. The fair value of the time-based RSUs is based on the closing market price of Viavi common stock on the grant date of the award. We use the Monte Carlo simulation to estimate the fair value of RSUs with market conditions ("MSUs"). We estimate the fair value of employee stock purchase plan ("ESPP") shares using the Black-Scholes Merton option-pricing model. These valuation models require the input of highly subjective assumptions, including the award's expected life, the price volatility of the underlying stock and the average volatility of peer companies.
We estimate the expected forfeiture rate and recognize only expense for those shares expected to vest. When estimating forfeitures, we consider historical forfeiture experiences as well as our expectation about future terminations and workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period, except for MSUs which are amortized on a graded vesting basis.
Goodwill Valuation
We test goodwill for possible impairment on an annual basis in our fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, changes in customers, target markets and strategy, unanticipated competition, loss of key personnel, or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.
An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The two-step quantitative goodwill impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we measure and record an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value, if any.
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. We historically estimated the fair value of a reporting unit using the market approach, which estimates the fair value based on comparable market prices. Significant estimates in the market approach include: identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.
We base our estimates on historical experience and on various assumptions about the future that we believe are reasonable based on available information. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments. For example, if the price of our common stock were to significantly decrease combined with other adverse changes in market conditions, thus indicating that the underlying fair value of our reporting units may have decreased, we might be required to reassess the value of our goodwill in the period such circumstances were identified.
Long-lived Asset Valuation (Property, Plant and Equipment and Intangible Assets Subject to Amortization)
 We test long-lived assets for recoverability, at the asset group level, when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.
Recoverability is assessed based on the carrying amounts of the long-lived assets or asset groups and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.
Income Taxes
We have calculated our taxes on a separate tax return basis. However, the amounts recorded are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Viavi. Our operations in the United States have historically been transacted within the same Viavi U.S. legal entities as the other Viavi businesses which have filed U.S. and state income tax returns on that basis. Accordingly, we are not able to retain many of the tax attributes attributable to our business as a matter of U.S. tax law. Therefore, we have not reflected on the balance sheet deferred tax assets and the corresponding valuation allowance related to approximately $5.8 billion of federal net operating losses, $1.0 billion of state net operating losses, $56.3 million of federal tax credits and $5.5 million of state tax credits related to our business but which cannot be transferred as a matter of U.S. tax law. Some of our foreign entities have historically housed both our business and other Viavi businesses. Accordingly, we have not reflected on the balance sheet deferred tax assets related to approximately $38.2 million of our net operating losses that have been utilized by Viavi's other businesses in those foreign entities. We have reflected deferred tax assets related to foreign research tax incentives of approximately $6.1 million that were generated by other Viavi businesses in those foreign entities and which will be retained by us. Also, it is possible that we will make different tax accounting elections and assertions, such as the amount of earnings that will be permanently reinvested outside the United States following our distribution from Viavi.

In accordance with the authoritative guidance on accounting for income taxes, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our combined financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax provision may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which we make the determination.
The authoritative guidance on accounting for uncertainty in income taxes clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on recognition, classification, and disclosure of tax positions. We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities based on our estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary.
The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.
Restructuring Accrual
Costs associated with restructuring activities are recognized when they are incurred. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. We recognize a liability for post-employment benefits for workforce reductions related to restructuring activities when payment is probable and the amount is reasonably estimable. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. In addition to the restructuring plans directly attributable to us, a portion of restructuring and related charges related to corporate and shared services employees was allocated by Viavi to us. Refer to "Note 3. Transactions with Viavi" and "Note 9. Restructuring and Related Charges" to the audited annual combined financial statements for more detail.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the occurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.
Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for us in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of adopting this new accounting guidance on our combined financial statements.

In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using a net asset value per share practical expedient. The guidance is effective for us in the first quarter of fiscal 2017 and may apply to certain pension assets. The guidance will be applied retrospectively and earlier adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our combined financial statements.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance to provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This guidance is effective for us in the first quarter of fiscal 2017. Prospective application is required, and early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our combined financial statements.
In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this guidance by one year to December 15, 2017 for annual reporting periods beginning after that. Earlier application of this guidance is permitted but not before the original date of December 15, 2016. We are evaluating the impact that this new accounting guidance will have on our combined financial statements and the related disclosures.
RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Combined Statements of Operations items as a percentage of net revenue:

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Segment net revenue:
OpComms	82.9%	85.0%	84.8%
Lasers	17.1	15.0	15.2
Net revenue	100.0	100.0	100.0
Cost of sales	68.3	67.5	69.5
Amortization of acquired technologies	0.9	1.1	1.6
Gross profit	30.8	31.4	28.9
Operating expenses:
Research and development	16.8	16.5	14.8
Selling, general and administrative	15.4	13.2	13.3
Restructuring and related charges	1.4	0.6	0.3
Total operating expenses	33.6	30.3	28.4
(Loss) income from operations	(2.8)	1.1	0.5
Interest and other income (expense), net	—	0.1	0.1
Interest expense	(0.1)	—	(0.1)
(Loss) income before taxes	(2.9)	1.2	0.5
Benefit from income taxes	(2.5)	(0.1)	(0.3)
Net (loss) income	(0.4)%	1.3%	0.8%

Financial Data for Fiscal 2014, 2013 and 2012
The following table summarizes selected Combined Statement of Operations items (in millions, except for percentages):

	2015	2014	Change	Percentage Change	2014	2013	Change	Percentage Change
Segment net revenue:
OpComms	$694.1	$695.1	$(1.0)	(0.1)%	$695.1	$653.1	$42.0	6.4%
Lasers	143.0	122.8	20.2	16.4	122.8	116.8	6.0	5.1
Net revenue	$837.1	$817.9	$19.2	2.3%	$817.9	$769.9	$48.0	6.2%

Gross profit	$257.9	$256.6	$1.3	0.5%	$256.6	$222.8	$33.8	15.2%
Gross margin	30.8%	31.4%			31.4%	28.9%

Research and development	140.8	134.9	5.9	4.4%	134.9	113.7	21.2	18.6%
Percentage of net revenue	16.8%	16.5%			16.5%	14.8%

Selling, general and administrative	128.9	108.2	20.7	19.1%	108.2	102.6	5.6	5.5%
Percentage of net revenue	15.4%	13.2%			13.2%	13.3%

Restructuring and related charges	11.6	4.8	6.8	141.7%	4.8	2.6	2.2	84.6%
Percentage of net revenue	1.4%	0.6%			0.6%	0.3%

Net Revenue
Net revenue increased by $19.2 million, or 2.3%, during fiscal 2015 compared to fiscal 2014. This increase was primarily due to an increase in net revenue from our Lasers segment.
OpComms net revenue decreased $1.0 million, or 0.1%, during fiscal 2015 compared to fiscal 2014. This was driven by $40.9 million of net revenue decreases from products addressing the Consumer and Industrial market, primarily due to lower demand from a key customer for 3D sensing products in the current period compared to prior period when our customer launched its next generation gaming console. This decrease was almost entirely offset by $39.9 million of net revenue increases driven by the ramp of new products for the Datacom market and higher demand for our Telecom products.
Lasers net revenue increased $20.2 million, or 16.4%, in fiscal 2015 compared to fiscal 2014. This increase was primarily driven by increased revenue from our next generation products, coupled with incremental net revenue from the acquisition of Time-Bandwidth in the third quarter of fiscal 2014. This was partially offset by decreased revenue from lower demand for other Laser products.
Net revenue increased by $48.0 million, or 6.2%, during fiscal 2014 compared to fiscal 2013. This increase was primarily due to an increase in net revenue from our OpComms segment.
OpComms net revenue increased $42.0 million, or 6.4%, during fiscal 2014 compared to fiscal 2013. This was driven by $61.9 million of net revenue increases primarily from products addressing the Consumer and Industrial and Datacom markets. These increases were primarily due to higher demand for our 3-D sensing light source product related to the launch of one of our customers' next generation gaming console in the Consumer and Industrial market and for our 10G and 40G products in the Datacom market. This was partially offset by a decrease in net revenue of $19.9 million from products addressing the Telecom market primarily due to lower spending on new network developments by large service providers.
Lasers net revenue increased $6.0 million, or 5.1%, in fiscal 2014 compared to fiscal 2013. This increase was primarily driven by incremental net revenue from the acquisition of Time-Bandwidth in fiscal 2014 and increased revenue from our next generation products, partially offset by net revenue decreases from other Lasers products.

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and EMEA. Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (dollars in millions):

	Years Ended
	June 27, 2015		June 28, 2014		June 29, 2013
Net revenue:
Americas:
United States	$162.4	19.4%	$177.5	21.7%	$202.0	26.2%
Mexico	112.7	13.5	111.3	13.6	*	*
Other Americas	31.1	3.6	30.3	3.7	125.9	16.4
Total Americas	$306.2	36.5%	$319.1	39.0%	$327.9	42.6%

Asia-Pacific:
Hong Kong	$120.4	14.4%	$128.7	15.8%	$126.6	16.4%
Japan	106.6	12.7	97.6	11.9	78.4	10.2
Other Asia-Pacific	174.4	20.9	138.6	16.9	125.6	16.3
Total Asia-Pacific	$401.4	48.0%	$364.9	44.6%	$330.6	42.9%

EMEA	$129.5	15.5%	$133.9	16.4%	$111.4	14.5%

Total net revenue	$837.1		$817.9		$769.9
* Represents less than 10% of total net revenue
During fiscal 2015, 2014 and 2013, net revenue from customers outside the United States, based on customer shipping location, represented 80.6%, 78.3% and 73.8% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
During fiscal 2015, 2014 and 2013, net revenue generated from a single customer which represented greater than 10% of total net revenue are summarized as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Ciena	$120.4	$130.2	$125.6
Google	*	84.6	*
Cisco	$98.7	*	$87.7
*Represents less than 10% of total net revenue
**The customers listed in the table above are attributable to our OpComms segment.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin and combined gross margin for fiscal 2015, 2014 and 2013 (in millions, except for percentages):

	Gross Profit			Gross Margin
	2015	2014	2013	2015	2014	2013
OpComms	$204.8	$212.3	$187.7	29.5%	30.5%	28.7%
Lasers	67.4	59.8	52.8	47.1%	48.7%	45.2%
Segment total	$272.2	$272.1	$240.5	32.5%	33.3%	31.2%
Unallocated corporate items (1)	(14.3)	(15.5)	(17.7)
Total	$257.9	$256.6	$222.8	30.8%	31.4%	28.9%
(1) The unallocated corporate items for the years presented include the effects of amortization of acquired developed technology intangible assets, share-based compensation and certain other charges related to non-recurring activities. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin in fiscal 2015 decreased 0.6 percentage points to 30.8% from 31.4% in fiscal 2014. This decrease was primarily due to decreases in OpComms and Lasers gross margins as discussed below, partially offset by a reduction in amortization of developed technology driven by certain significant intangible assets becoming fully amortized in the second half of fiscal 2014.
Gross margin in fiscal 2014 increased 2.5 percentage points to 31.4% from 28.9% in fiscal 2013. This increase was primarily due to improvements in OpComms and Lasers gross margins as discussed below, coupled with a reduction in amortization of developed technology driven by certain significant intangible assets becoming fully amortized in the second half of fiscal 2013.
As discussed in more detail under "Net Revenue" above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-Pacific-based competition), are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Segment Gross Margin
OpComms
OpComms gross margin in fiscal 2015 decreased 1.0 percentage points to 29.5% from 30.5% in fiscal 2014. This decrease was primarily due to low gross margin products comprising a larger portion of our overall product mix.
OpComms gross margin in fiscal 2014 increased 1.8 percentage points to 30.5% from 28.7% in fiscal 2013. This increase was primarily due to high gross margin products comprising a larger portion of our overall product mix coupled with cost reductions in fiscal 2014.
Lasers
Lasers gross margin in fiscal 2015 decreased 1.6 percentage points to 47.1% from 48.7% in fiscal 2014. This decrease was primarily due to low gross margin products comprising a larger portion of our overall product mix in the Commercial Lasers market.
Lasers gross margin in fiscal 2014 increased 3.5 percentage points to 48.7% from 45.2% in fiscal 2013. This increase was primarily due to higher sales volume, which improved factory utilization, coupled with improvements in yield and high gross margin products comprising a larger portion of our overall product mix.
Research and Development
R&D expense increased $5.9 million, or 4.4%, in fiscal 2015 compared to fiscal 2014 as we increased our investment in new R&D programs and the development of our product portfolio. In connection with this increased investment, our employee compensation expense increased by $5.8 million primarily for additional headcount to support our various R&D programs. As a percentage of net revenue, R&D expense increased by 0.3 percentage points in fiscal 2015 primarily due to our increased investments in R&D, including the acquisition of Time-Bandwidth in fiscal 2014, in order to develop new technologies and products that we believe offer our customers increased value and strengthen our position in our core markets.
R&D expense increased $21.2 million, or 18.6%, in fiscal 2014 compared to fiscal 2013 as we increased our investment in new R&D programs and the development of our product portfolio. In connection with this increased investment, our employee compensation expense increased by $13.9 million primarily due to additional headcount to support our various R&D programs. Additionally, R&D offsets from customer-funded development projects were $3.0 million higher in fiscal 2013, which contributed to the increase in R&D expense in fiscal 2014. As a percentage of net revenue, R&D expense increased by 1.7 percentage points in fiscal 2014 primarily due to our increased investments in R&D, including the acquisition of Time-Bandwidth in fiscal 2014, in order to develop new technologies and products that we believe offer our customers increased value and strengthen our position in our core markets.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative
SG&A expense increased $20.7 million, or 19.1%, in fiscal 2015 compared to fiscal 2014. This increase was primarily driven by a $19.0 million increase in corporate allocations by Viavi primarily related to pre-Separation costs for advisory services. As a percentage of net revenue, SG&A expense increased by 2.2 percentage points in fiscal 2015.
SG&A expense increased $5.6 million, or 5.5%, in fiscal 2014 compared to fiscal 2013. This increase was primarily driven by a $5.3 million increase in corporate allocations by Viavi for general support services. The increase in allocated corporate charges, which includes information technology, finance and human resources, was primarily due to an increase in the proportion of shared resources used to support our business as it grew in relation to Viavi's consolidated results. As a percentage of net revenue, SG&A expense remained relatively flat, decreasing by 0.1 percentage points in fiscal 2014.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we may experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have reduced costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions. We estimate annualized cost savings of approximately $17.3 million excluding any one-time charge as a result of the restructuring activities initiated in the past year. Refer to "Note 9. Restructuring and Related Charges" to the audited annual combined financial statements for more information.
As of June 27, 2015, our total restructuring accrual was $4.9 million.
During fiscal 2015, we recorded $11.6 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•
During the second and fourth quarters of fiscal 2015, management approved restructuring plans to optimize operations and gain efficiencies by closing the Bloomfield, Connecticut site and consolidating roles and responsibilities across functions in connection with the Separation. As a result, a restructuring charge of $5.1 million was recorded for severance and employee benefits during fiscal 2015. In total approximately 200 employees in manufacturing, R&D and SG&A functions located in North America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2017.

•
During the first quarter of fiscal 2015, management approved a plan to optimize operations and gain efficiencies by closing the Robbinsville, New Jersey site and consolidating roles and responsibilities across North America. As a result, a restructuring charge of $1.5 million was recorded for severance and employee benefits during fiscal 2015. In total approximately 30 employees in manufacturing, R&D and SG&A functions located in North America were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2016.

•
The accompanying audited annual combined statements of operations include allocated cost of $3.9 million for restructuring and related charges related to Viavi's corporate and shared services employees.

During fiscal 2014, we recorded $4.8 million in restructuring and related charges. The charges are primarily the result of the following:

•
During the fourth quarter of fiscal 2014, management approved a plan to close the Serangoon office located in Singapore and move to a lower cost region in order to reduce manufacturing and R&D expenses. As a result, a restructuring charge of $1.7 million was recorded for severance and employee benefits for approximately 40 employees primarily in manufacturing and R&D functions. Payments related to the remaining severance and benefits accrual were paid by the end of the fourth quarter of fiscal 2015.

•
We also incurred restructuring and related charges of $0.8 million from restructuring plans approved prior to fiscal 2014 primarily related to manufacturing transfer costs for transfer of certain production processes into existing sites in the United States or to contract manufacturers.

•
The accompanying audited annual combined statements of operations include allocated costs of $2.3 million for restructuring and related charges related to Viavi's corporate and shared services employees.

During fiscal 2013, we recorded $2.6 million in restructuring and related charges. The charges are primarily the result of the following:

•
During the fourth quarter of fiscal 2013, management approved a plan to re-align certain functions to drive organizational efficiency and enhance the product line marketing leadership. As a result, a restructuring charge of $1.2 million was recorded for severance and employee benefits for approximately 30 employees primarily in manufacturing, R&D and SG&A functions located in the North America and Asia. Payments related to the severance and benefits accrual were paid by the end of the fourth quarter of fiscal 2014.

•
During the third quarter of fiscal 2013, management approved a plan to transition certain functions to an offshore contract manufacturer to align with our continuous efforts to optimize our supply chain. As a result, a restructuring charge of $0.9 million was recorded for severance and employee benefits for approximately 40 employees primarily in manufacturing, R&D and SG&A functions located in the United States. Payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2017.

•
During the first quarter of fiscal 2013, management approved a plan to terminate the concentrated photovoltaic product line based on limited opportunities for market growth. As a result, a restructuring charge of $0.4 million was recorded for severance and employee benefits for approximately 10 employees primarily in manufacturing, R&D and SG&A functions located in United States, Europe, and Asia. Payments related to the severance and benefits accrual were paid by the end of the fourth quarter of fiscal 2013.

Our restructuring and other lease exit cost obligations are net of sublease income of approximately $0.6 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If macroeconomic conditions decline, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through the third quarter of fiscal 2018.
Interest and Other Income (Expense), Net
Interest and other income (expense), net is comprised substantially of gains and losses associated with the re-measurement of non-functional currency denominated monetary assets and liabilities, an allocation from Viavi of gains and losses on the foreign currency forward contracts utilized in Viavi's balance sheet hedging program, as well as other non-recurring transactions outside of the normal course of business.
Interest and other income (expense), net was $(0.4) million in fiscal 2015 as compared to $1.3 million in fiscal 2014. This $1.7 million change was primarily due to a foreign exchange loss of $0.3 million in fiscal 2015 compared to a foreign exchange gain of $1.6 million in fiscal 2014, both of which include the offsetting impact allocated to us from Viavi's balance sheet hedging program.
Interest and other income (expense), net was $1.3 million in fiscal 2014 as compared to $0.8 million in fiscal 2013. This $0.5 million change was primarily due to a foreign exchange gain of $1.6 million in fiscal 2014 compared to a foreign exchange gain of $1.1 million in fiscal 2013, both of which include the offsetting impact allocated to us from Viavi's balance sheet hedging program.

Benefit from Income Tax
We have calculated our taxes on a separate return basis. However, the amounts recorded are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Viavi. Consequently our future results may be materially different from our historical results.
Fiscal 2015 Benefit from Income Taxes
We recorded an income tax benefit of $21.1 million for fiscal 2015. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2015 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances and offset by a $21.8 million tax benefit recognized upon the settlement of an audit in a non-U.S. jurisdiction.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2015, the valuation allowance for deferred tax assets decreased by $24.6 million. The decrease was primarily related to the utilization of foreign net operating losses and the amortization of intangibles. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Fiscal 2014 Benefit from Income Taxes
We recorded an income tax benefit of $0.9 million for fiscal 2014. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2014 differed from the income tax benefit recorded primarily as a result of the utilization of foreign net operating losses and the recognition of tax credits generated during the year.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2014, the valuation allowance for deferred tax assets decreased by $30.6 million. The decrease was primarily related to the amortization of intangibles and tax deductible goodwill. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Fiscal 2013 Benefit from Income Taxes
We recorded an income tax benefit of $2.8 million for fiscal 2013. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2013 differed from the income tax benefit recorded primarily due to the utilization of foreign net operating losses and the recognition of tax credits generated during the current year.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2013, the valuation allowance for deferred tax assets decreased by $40.1 million. The decrease was primarily related to the amortization of intangibles and tax deductible goodwill. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Contractual Obligations
The following table summarizes our contractual obligations at June 27, 2015, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$2.1	$0.3	$0.6	$—	$1.2
Purchase obligations (1)	94.8	90.9	3.9	—	—
Operating lease obligations (1)	29.6	6.6	11.9	5.9	5.2
Pension and post-retirement benefit payments (2)	2.1	—	0.1	0.2	1.8
Other non-current liabilities related to an acquisition holdbacks (3)	2.3	2.3	—	—	—
Total	$130.9	$100.1	$16.5	$6.1	$8.2
(1) Refer to "Note 13. Commitments and Contingencies" to the audited annual combined financial statements for more information.
(2) Refer to "Note 12. Employee Benefit Plans" to the audited annual combined financial statements for more information.
(3) Refer to "Note 6. Mergers and Acquisitions" to the audited annual combined financial statements for more information.
As of June 27, 2015, other current liabilities and other non-current liabilities on the combined balance sheets includes $0.6 million and $0.5 million, respectively, for restructuring and related activities in connection with our operating lease obligations disclosed above.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $94.8 million of purchase obligations as of June 27, 2015, $47.6 million are related to inventory and the other $47.2 million are non-inventory items.
As of June 27, 2015, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Acquisitions
As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for, our products. We believe we have strengthened our business model by expanding our addressable markets, customer base and expertise, diversifying our product portfolio, and fortifying our core businesses through acquisition as well as through organic initiatives.
On January 27, 2014 ("Time-Bandwidth Closing Date"), Viavi completed the acquisition of Time-Bandwidth, a privately-held provider of high powered and ultrafast lasers for industrial and scientific markets. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally. Viavi acquired all outstanding shares of Time-Bandwidth for a total purchase price of $15.0 million in cash, including a holdback amount of approximately $2.3 million which had been withheld to satisfy potential indemnfication claims by Viavi in relation to the Time-Bandwidth acquisition. In connection with the Separation, we succeeded to the assets and liabilities associated with the Time-Bandwidth business. During the first quarter of fiscal 2016, we released the holdback amount of $2.3 million following the eighteen-month anniversary of the Time-Bandwidth Closing Date.
Please refer to "Note 6. Mergers and Acquisitions" to the audited annual combined financial statements for more information.

Pension Benefits
  As a result of acquiring Time-Bandwidth in January 2014, we have a pension plan for certain employees in Switzerland. This plan is open to new participants and additional service costs are being accrued. The Switzerland plan is partially funded. As of June 27, 2015, our pension plan was under funded by $2.1 million since the projected benefit obligation ("PBO") exceeded the fair value of its plan assets.
We expect to contribute approximately $0.3 million to the Switzerland plan during fiscal 2016.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $0.8 million based upon data as of June 27, 2015.
Financial Condition
Liquidity and Capital Resources
Historically, Viavi has provided financing, cash management and other treasury services to us. Cash transferred to and from Viavi has been recorded as intercompany payables and receivables which are reflected in Viavi net investment in the accompanying historical combined financial statements.
As of June 27, 2015 and June 28, 2014, our cash and cash equivalents of $14.5 million and $19.9 million, respectively, were held predominantly in Canada, China and Japan. Although the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as dividends that may be declared, future stock repurchase programs and acquisitions. Our intent is to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, after the Separation, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.
Fiscal 2015
As of June 27, 2015, our combined balance of cash and cash equivalents and short-term investments decreased by $5.4 million, or 26.7%, to $14.8 million from $20.2 million as of June 28, 2014.
Cash provided by operating activities was $9.3 million, primarily resulting from $3.4 million of net loss and $69.0 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and changes in our deferred tax balances, offset by changes in operating assets and liabilities of $56.3 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $17.8 million, an increase in other current and non-currents assets of $14.5 million, a decrease in income taxes payable of $10.8 million, an increase in inventories of $6.2 million and a decrease in accrued expenses and other current and non-current liabilities of $6.9 million.
Cash used in investing activities was $53.5 million, primarily resulting from cash used for capital expenditures of $53.7 million.
Cash provided by financing activities was $40.7 million resulting from net transfers from Viavi.
Fiscal 2014
As of June 28, 2014, our combined balance of cash and cash equivalents and short-term investments increased by $12.1 million, or 149.4%, to $20.2 million from $8.1 million as of June 29, 2013.
Cash provided by operating activities was $62.8 million, primarily resulting from $10.7 million of net income and $59.4 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and changes in our deferred tax balances, offset by changes in operating assets and liabilities of $7.3 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $15.1 million, an increase in inventories of $13.5 million and a decrease in accrued expenses and other current and non-current liabilities of $1.0 million. This was partially offset by an increase in accounts payable of $18.7 million due to timing of payments and a decrease in other current and non-currents assets of $3.5 million.
Cash used in investing activities was $76.9 million, primarily resulting from cash used for capital expenditures of $64.2 million, including the purchase of a fabrication facility in California that we previously leased, and $12.8 million for the acquisition of Time-Bandwidth Products.
Cash provided by financing activities was $26.2 million resulting from net transfers from Viavi.
Fiscal 2013
As of June 29, 2013 our combined balance of cash and cash equivalents and short-term investments decreased by $5.4 million, or 40.0%, to $8.1 million from $13.5 million as of June 30, 2012.
Cash provided by operating activities in fiscal 2013 was $54.9 million, primarily resulting from $6.5 million of net income and $59.3 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and changes in our deferred tax balances, offset by changes in operating assets and liabilities of $10.9 million. Changes in operating assets and liabilities related primarily to an increase in other current and non-currents assets of $9.2 million, a decrease in accounts payable of $8.2 million due to timing of payments and an increase in inventories of $4.4 million. This was partially offset by a decrease in accounts receivable of $6.9 million due to timing of collections, an increase in accrued expenses and other current and non-current liabilities of $3.8 million and an increase in accrued payroll and related expenses of $2.9 million.
Cash used in investing activities was $31.9 million resulting from cash used for capital expenditures.
Cash used in financing activities was $27.7 million resulting from net transfers to Viavi.
Liquidity and Capital Resources Requirement
Our primary liquidity and capital spending requirements over at least the next 12 months will be the funding of our operating activities and capital expenditures. As of June 27, 2015, our expected commitments for capital expenditures totaled approximately $50.0 million. Our balance sheet subsequent to July 31, 2015 will also include the Series A Preferred Stock issued by our subsidiary, Lumentum Inc. We believe that our cash and cash equivalents, combined with expected cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditures to support the revenue growth opportunity of our business;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance of debt or equity securities; and

•	potential funding of pension liabilities either voluntarily or as required by law or regulation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. Historically, Viavi evaluated foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks on our behalf, hedging the gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities. A portion of the hedging activity results have been allocated to us and are included in our combined statements of operations. The forward contracts Viavi utilizes as part of this hedging program, most of which have a term of less than 120 days, were transacted near quarter end and therefore the fair value of the contracts are not significant. We anticipate that we will be exposed to the same changes in foreign currency exchange rates as a standalone company. We intend to implement our own program to hedge balance sheet exposures that are not denominated in the functional currencies of our subsidiaries similar to the program Viavi currently employs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lumentum Holdings Inc.:
In our opinion, the combined financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lumentum Holdings Inc. and its subsidiaries at June 27, 2015 and June 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
September 25, 2015

LUMENTUM HOLDINGS INC.
COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net revenue	837.1	817.9	769.9
Cost of sales	571.6	552.3	534.9
Amortization of acquired technologies	7.6	9.0	12.2
Gross profit	257.9	256.6	222.8
Operating expenses:
Research and development	140.8	134.9	113.7
Selling, general and administrative	128.9	108.2	102.6
Restructuring and related charges	11.6	4.8	2.6
Total operating expenses	281.3	247.9	218.9
(Loss) income from operations	(23.4)	8.7	3.9
Interest and other income (expense), net	(0.4)	1.3	0.8
Interest expense	(0.7)	(0.2)	(1.0)
(Loss) income before income taxes	(24.5)	9.8	3.7
Benefit from income taxes	(21.1)	(0.9)	(2.8)
Net (loss) income	(3.4)	10.7	6.5

Net (loss) income per share - basic and diluted (a)	$(0.06)	$0.18	$0.11
Basic and diluted average shares outstanding (a)	58.8	58.8	58.8

(a)
On August 1, 2015, JDS Uniphase Corporation (“JDSU”) distributed 47.1 million shares, or 80.1% of the outstanding shares of common stock of Lumentum Holdings Inc. (“Lumentum”) to existing holders of JDSU common stock. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net (loss) income per share for all periods through June 27, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015. Refer to "Note 4. Earnings Per Share" to the audited annual combined financial statements for more detail.

See accompanying notes to combined financial statements.

LUMENTUM HOLDINGS INC.
COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net (loss) income	$(3.4)	$10.7	$6.5
Other comprehensive loss:
Net change in cumulative translation adjustment, net of tax	(9.3)	(1.6)	(1.7)
Net change in defined benefit obligation, net of tax
Unrealized actuarial losses arising during the period	(0.9)	(0.3)	—
Net change in accumulated other comprehensive (loss) income	(10.2)	(1.9)	(1.7)
Comprehensive (loss) income	$(13.6)	$8.8	$4.8

See accompanying notes to combined financial statements.

LUMENTUM HOLDINGS INC.
COMBINED BALANCE SHEETS
(in millions, except share and par value data)

	June 27, 2015	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14.5	$19.9
Accounts receivable, net	150.5	136.5
Inventories	99.7	96.5
Prepayments and other current assets	46.1	33.1
Total current assets	310.8	286.0
Property, plant and equipment, net	143.2	136.5
Goodwill and intangibles, net	27.4	35.8
Deferred income taxes	30.3	33.3
Other non-current assets	0.9	0.5
Total assets	$512.6	492.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77.8	$82.1
Accrued payroll and related expenses	17.7	19.2
Income taxes payable	3.7	14.7
Accrued expenses	11.5	9.4
Other current liabilities	11.4	11.5
Total current liabilities	122.1	136.9
Other non-current liabilities	9.8	19.6
Commitments and contingencies (Note 13)
Stockholders’ equity:
Viavi net investment	368.2	312.9
Accumulated other comprehensive (loss) income	12.5	22.7
Total stockholders’ equity	380.7	335.6
Total liabilities and stockholders’ equity	$512.6	$492.1

See accompanying notes to combined financial statements.

LUMENTUM HOLDINGS INC.
COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES:
Net (loss) income	$(3.4)	$10.7	$6.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	43.0	35.5	33.6
Amortization of acquired technologies and other intangibles	8.0	9.3	12.4
Stock-based compensation	18.2	18.5	16.3
Other non-cash (income) expenses	(2.1)	(1.4)	1.6
Changes in operating assets and liabilities, net of impact of acquisitions of businesses and dispositions of assets:
Accounts receivable	(17.8)	(15.1)	6.9
Inventories	(6.2)	(13.5)	(4.4)
Other current and non-currents assets	(14.5)	3.5	(9.2)
Accounts payable	0.9	18.7	(8.2)
Income taxes payable	(10.8)	(0.5)	(2.7)
Deferred taxes, net	1.9	(2.5)	(4.6)
Accrued payroll and related expenses	(1.0)	0.6	2.9
Accrued expenses and other current and non-current liabilities	(6.9)	(1.0)	3.8
Net cash provided by operating activities	9.3	62.8	54.9
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(12.8)	—
Capital expenditures	(53.7)	(64.2)	(31.9)
Proceeds from the sale of property and equipment	0.2	0.1	—
Net cash used in investing activities	(53.5)	(76.9)	(31.9)
FINANCING ACTIVITIES:
Net transfers from (to) Viavi	40.7	26.2	(27.7)
Net cash provided by (used in) financing activities	40.7	26.2	(27.7)
Effect of exchange rates on cash and cash equivalents	(1.9)	—	(0.8)
Increase (decrease) in cash and cash equivalents	(5.4)	12.1	(5.5)
Cash and cash equivalents at beginning of period	19.9	7.8	13.3
Cash and cash equivalents at end of period	$14.5	$19.9	$7.8

See accompanying notes to combined financial statements.

LUMENTUM HOLDINGS INC.
COMBINED STATEMENTS OF INVESTED EQUITY
(in millions)

	Viavi Net Investment	Accumulated Other Comprehensive Income/(Loss)	Total Invested Equity
Balance as of June 30, 2012	$261.5	$26.3	$287.8
Net income	6.5	—	6.5
Other comprehensive loss	—	(1.7)	(1.7)
Net transfers to Viavi	(10.8)	—	(10.8)
Balance as of June 29, 2013	257.2	24.6	281.8
Net income	10.7	—	10.7
Other comprehensive loss	—	(1.9)	(1.9)
Net transfers from Viavi	45.0	—	45.0
Balance as of June 28, 2014	312.9	22.7	335.6
Net loss	(3.4)	—	(3.4)
Other comprehensive loss	—	(10.2)	(10.2)
Net transfers from Viavi	58.7	—	58.7
Balance as of June 27, 2015	$368.2	$12.5	$380.7
See accompanying notes to combined financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
We are an industry leading provider of optical and photonic products addressing a range of end markets including data communications ("Datacom") and telecommunications ("Telecom") networking and industrial and commercial lasers ("commercial lasers"), for manufacturing, inspection and life-science applications.
On August 1, 2015, Lumentum Holdings Inc. (“we,” “our,” or “Lumentum”) became an independent publicly-traded company through the distribution by JDS Uniphase Corporation (“JDSU”) to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi and at the time of the distribution retained ownership of 19.9% of Lumentum’s outstanding shares. Lumentum was incorporated in Delaware as a wholly owned subsidiary of Viavi on February 10, 2015 and is comprised of the existing communications and commercial optical products (“CCOP”) segment and WaveReady product lines of Viavi. Lumentum’s Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on July 16, 2015. Lumentum’s common stock began trading “regular-way” under the ticker “LITE” on the NASDAQ stock market on August 4, 2015.
Basis of Presentation
Our combined financial statements have been presented on a standalone basis and are derived from the consolidated financial statements and accounting records of Viavi. The accompanying financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and are in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").
We received significant management and shared administrative services from Viavi and engaged with Viavi in certain intercompany transactions. We relied on Viavi for a significant portion of our operational and administrative support. The combined financial statements include allocation of certain Viavi corporate expenses including costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. These costs were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of revenue, square footage, headcount or other relevant measures.
Viavi uses a centralized approach to cash management and financing of its operations. In the combined financial statements, we attributed all cash and cash equivalents generated in the legal entities that were transferred to us from Viavi in connection with the Separation. Cash management and financing transactions relating to our business are accounted for through the Viavi net investment account on the combined balance sheets. None of the Viavi cash and cash equivalents or short-term investments held by other Viavi legal entities was attributed to us in the combined financial statements, with the exception of short-term investments held related to our portion of the deferred compensation plan. Viavi's debt and related interest expense were not attributed or allocated to us for the periods presented since we are not the legal obligor of the debt and Viavi's borrowings were not directly attributable to us.
Our management ("Management") believes the assumptions and allocations underlying the combined financial statements are reasonable and appropriate. The expenses and cost allocations have been determined on a basis that Viavi and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented.
However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Viavi. Consequently, our future results of operations will include costs and expenses for us to operate as an independent company, and these costs and expenses may be materially different from our historical results of operations, statement of comprehensive income, financial position and cash flows. Accordingly, the financial statements for these periods are not indicative of our future results of operations, financial position and cash flows.
See "Note 3. Transactions with Viavi" in the combined financial statements for further information regarding the relationships we had with Viavi and other Viavi businesses.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2015 ended on June 27, 2015 and was a 52-week year. Our fiscal 2014 ended on June 28, 2014 and was a 52-week year. Our fiscal 2013 ended on June 29, 2013 and was a 52-week year.

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Principles of Combination
The combined financial statements include certain assets and liabilities that were historically held at the Viavi level which were specifically identifiable or otherwise attributable to us. All intra-company transactions within the business were eliminated. All significant transactions between us and other businesses of Viavi were reflected as net transfer to and from Viavi in the combined statements of invested equity. All intercompany transactions were considered to be effectively settled for cash and were reflected as a component of financing activities as net transfers from (to) Viavi in the combined statements of cash flows at the time the transaction was recorded.
Use of Estimates
The preparation of our combined financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenue and expenses and the disclosure of commitments and contingencies during the reporting periods. We base estimates on historical experience and on various assumptions about the future believed to be reasonable based on available information. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more current information.
Cash and Cash Equivalents
We consider highly-liquid instruments such as money market funds with original maturities of 90 days or less at the time of purchase to be cash equivalents.
Inventories
Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the valuation on a quarterly basis and write down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements. Our inventories include material, labor, and manufacturing overhead costs.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method generally over the following estimated useful lives of the assets: 10 to 50 years for building and improvements, 3 to 5 years for machinery and equipment, and 2 to 5 years years for furniture, fixtures, software and office equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Refer to "Note 8. Goodwill and Other Intangible Assets" for more information.
Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, change in customer, target market and strategy, unanticipated competition, loss of key personnel, or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.
An assessment of qualitative factors may be performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the result of the qualitative assessment is that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.
Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the combined statements of operations. We historically estimated the fair value of a reporting unit using the market approach, which estimates the fair value based on comparable market prices. Significant estimates in the market approach include: identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Intangible Assets
Intangible assets consist primarily of purchased intangible assets through acquisitions. Purchased intangible assets primarily include acquired developed technologies (developed and core technology). Intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets.
Long-lived Asset Valuation (Property, Plant and Equipment and Intangible Assets Subject to Amortization)
We test long-lived assets for recoverability, at the asset group level, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
Recoverability is assessed based on the difference between the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.
Pension Benefits
The funded status of our retirement-related benefit plans is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. The funded status of a underfunded benefit plan, of which the fair value of plan assets is less than the benefit obligation, is recognized as a non-current net pension liability in the combined balance sheets unless the fair value of plan assets is not sufficient to cover the expected payments to be made over the next year (or operating cycle, if longer) from the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO") which represents the actuarial present value of benefits expected to be paid upon retirement.
Net periodic pension cost (income) ("NPPC") is recorded in the combined statements of operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) that arise during the current year are first recognized as a component of accumulated other comprehensive income in the combined balances sheets, net of tax. Prior service cost is amortized as a component of NPPC over the average remaining service period of active plan participants starting at the date the plan amendment is adopted. Deferred actuarial (gains) losses are subsequently recognized as a component of NPPC if they exceed the greater of ten percent of PBO or the fair value of plan assets, with the excess amortized over the average remaining service period of active plan participants.
The measurement of the benefit obligation and NPPC is based on our estimates and actuarial valuations, provided by third-party actuaries, which are approved by management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. We evaluate these assumptions annually at a minimum. In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan's invested assets.
Concentration of Credit and Other Risks
Financial instruments that potentially subject our business to concentration of credit risk consist primarily of cash and cash equivalents, trade receivables as well as foreign currency forward contracts. Our cash and cash equivalents are held in safekeeping by large, creditworthy financial institutions. Historically Viavi utilized foreign currency forward contracts to reduce foreign exchange exposures on our behalf. These foreign currency derivative instruments could potentially expose us to credit risk to the extent the counterparties may be unable to meet the terms of the agreements. Such risk could be mitigated but not eliminated by limiting our counterparties to major financial institutions and by spreading such risk across several major financial institutions. We perform credit evaluations of our customers' financial condition and generally do not require collateral from our customers.

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history, bad debt write-off experience, and financial review of the customer.
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware that a specific customer is unable to meet their financial obligations, we record a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. These percentages take into account a variety of factors including, but not limited to, current economic trends, payment history and bad debt write-off experience. We classify bad debt expenses as selling, general and administrative ("SG&A") expense.
We have significant trade receivables concentrated in the telecommunications industry. While our allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses.
During fiscal 2015, 2014 and 2013, several customers generated more than 10% of total net revenue. Refer to "Note 13. Operating Segments and Geographic Information" for more information.
As of June 27, 2015 and June 28, 2014, no customers represented greater than 10% of our total accounts receivable, net.
We rely on a limited number of suppliers for a number of key components contained in our products. We also rely on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies contained in our products.
We generally use a rolling twelve month forecast based on anticipated product orders, customer forecasts, product order history and backlog to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If the forecast does not meet or if it exceeds actual demand, we may have excess or shortfalls of some materials and components, as well as excess inventory purchase commitments. We could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on our results of operations.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, within the combined statements of invested equity. Income and expense accounts are translated at the prior month balance sheet exchange rates, which are deemed to approximate average monthly rate. Gains and losses from re-measurement of monetary assets and liabilities denominated in currencies other than the respective functional currencies are included in the combined statements of operations as a component of interest and other income (expense), net. Net gains or (losses) resulting from foreign currency transactions, including hedging gains and losses that are allocated to us by Viavi, are reported in interest and other income (expense), net and was $(0.3) million, $1.6 million and $1.1 million during fiscal 2015, 2014 and 2013, respectively.
Revenue Recognition
We recognize revenue when all four revenue recognition criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the product has been delivered or the service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured. Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Our products typically include a warranty and the estimated cost of product warranty claims, based on historical experience, is recorded at the time the sale is recognized. Sales to customers are generally not subject to any price protection or return rights.
The majority of our sales are made to original equipment manufacturers ("OEM"), distributors, resellers and end-users and do not require installation of the products by our business and are not subject to other post-delivery obligations. Our sales to distributors, resellers and end-user customers typically do not have customer acceptance provisions.
Warranty
We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.
Shipping and Handling Costs
We record costs related to shipping and handling of revenue in cost of sales for all periods presented.
Research and Development ("R&D") Expense
Costs related to R&D, which primarily consists of labor and benefits, supplies, facilities, consulting and outside service fees, are charged to expense as incurred.
Invested Equity
This balance represents the accumulation of our net earnings over time, including stock-based compensation recorded, cash transferred to and from Viavi, and net intercompany between us and Viavi.
Stock-Based Compensation
Our employees have historically participated in Viavi's various stock-based benefit plans, including employee stock options, restricted stock units ("RSUs") and the employee stock purchase plan ("ESPP"). Until consummation of the distribution, we participated in Viavi's stock-based compensation plans and record stock-based compensation based on the equity awards granted to our employees as well as an allocation of expenses from Viavi's employees in corporate and shared services function.
Stock-based compensation is measured at grant date, based on the fair value of the award, and recognized as compensation over the requisite service period. The fair value of the time-based RSUs was based on the closing market price of JDSU common stock on the grant date of the award before the Separation. We use the Monte Carlo simulation to estimate the fair value of RSUs with market conditions ("MSUs"). We estimate the fair value of ESPP using the Black-Scholes Merton option-pricing model. These valuation models require the input of highly subjective assumptions, including the award's expected life, the price volatility of the underlying stock and the average volatility of peer companies.
We estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, we consider historical forfeiture experiences as well as our expectation about future terminations and workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service period of the awards, which is generally the vesting period, except for MSUs which are amortized based upon graded vesting method.
Income Taxes
We have calculated our taxes on a separate tax return basis. However, the amounts recorded are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Viavi. Our operations in the United States have historically been transacted within the same Viavi U.S. legal entities as the other Viavi businesses which have filed U.S. and state income tax returns on that basis. Accordingly, we are not able to retain many of the tax attributes attributable to our business as a matter of U.S. tax law. Therefore, we have not reflected on the balance sheet deferred tax assets and the corresponding valuation allowance related to approximately $5.8 billion of federal net operating losses, $1.0 billion of state net operating losses, $56.3 million of federal tax credits, and $5.5 million of state tax credits related to our business but which cannot be transferred as a matter of U.S. tax law. Some of our foreign entities have historically housed both our business and other Viavi businesses. Accordingly, we have not reflected on the balance sheet deferred tax assets related to approximately $38.2 million of our net operating losses that have been utilized by Viavi's other businesses in those foreign entities. We have reflected deferred tax assets related to foreign research tax incentives of approximately $6.1 million that were generated by other Viavi businesses in those foreign entities and which will be retained by us. Also, it is possible that we will make different tax accounting elections and assertions, such as the amount of earnings that will be permanently reinvested outside the United States following our distribution from Viavi.
In accordance with the authoritative guidance on accounting for income taxes, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our combined financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax provision may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which we make the determination.
The authoritative guidance on accounting for uncertainty in income taxes clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on recognition, classification, and disclosure of tax positions. We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities based on our estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary.
The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.
Restructuring Accrual
Costs associated with restructuring activities are recognized when they are incurred. However, in the case of leases, the expense is estimated and accrued when the property is vacated. We recognize a liability for post-employment benefits for workforce reductions related to restructuring activities when payment is probable and the amount is reasonably estimable. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. In addition to the restructuring plans directly attributable to us, a portion of restructuring and related charges related to corporate and shared services employees was allocated by Viavi to us. Refer to "Note 3. Transactions with Viavi" and "Note 9. Restructuring and Related Charges" for more detail.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such accruals should be adjusted and whether new accruals are required.
Asset Retirement Obligations ("ARO")
Our ARO are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, we record period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. We derecognize ARO liabilities when the related obligations are settled. As of June 27, 2015, the combined balance sheets included ARO of $0.3 million in other current liabilities and $1.8 million in other non-current liabilities. As of June 28, 2014, the combined balance sheets included ARO of $1.1 million in other current liabilities and $0.9 million in other non-current liabilities.
Note 2. Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for us in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of adopting this new accounting guidance on our combined financial statements.
In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using a net asset value per share practical expedient. The guidance is effective for us in the first quarter of fiscal 2017 and may apply to certain pension assets. The guidance will be applied retrospectively and earlier adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our combined financial statements.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance to provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This guidance is effective for us in the first quarter of fiscal 2017. Prospective application is required, and early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our combined financial statements.
In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this guidance by one year to December 15, 2017 for annual reporting periods beginning after that. Earlier application of this guidance is permitted but not before the original date of December 15, 2016. We are evaluating the impact that this new accounting guidance will have on our combined financial statements and the related disclosures.
Note 3. Transactions with Viavi
Intercompany Transactions
During the periods covered in the combined financial statements we sold finished goods to and purchased products and services from Viavi. The amounts of these transactions, which are reflected in the combined financial statements, are not material.
Allocated Costs
The combined statements of operations includes our direct expenses for cost of sales, R&D, sales and marketing, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Viavi to us. These allocated expenses include costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring and stock-based compensation related to Viavi's corporate and shared services employees and are included in the table below. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by our business. The allocation methods include revenue, headcount, square footage, actual consumption and usage of services and others.
Allocated costs included in the accompanying combined statements of operations are as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Research and development	$0.4	$—	$—
Selling, general and administrative	$82.5	$63.5	$58.2
Restructuring and related charges	3.9	2.3	—
Interest and other (income) expenses, net	0.4	(1.3)	(0.8)
Interest expense	0.7	0.2	1.0
Total allocated costs	$87.9	$64.7	$58.4

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Agreements with Viavi
We shared and operated under agreements executed by Viavi with third parties, including but not limited to purchasing, manufacturing, and freight agreements; use of facilities owned, leased, and managed by Viavi; and software, technology and other intellectual property agreements.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Numerator:
Net (loss) income	$(3.4)	$10.7	$6.5
Denominator:
Basic and diluted weighted average shares	58.8	58.8	58.8
Basic and diluted net (loss) income per share	$(0.06)	$0.18	$0.11
Basic net (loss) income per share is computed by dividing net (loss) income (the numerator) by the weighted average number of common shares outstanding (the denominator). The denominator for basic earnings per share for the periods presented is based on the number of shares of Lumentum common stock outstanding as of August 1, 2015, the Separation date. The same number of shares was used to calculate diluted earnings per share since no Lumentum equity awards were outstanding prior to the Separation.
Note 5. Accumulated Other Comprehensive (Loss) Income
Our accumulated other comprehensive (loss) income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments and defined benefit obligation.
At June 27, 2015 and June 28, 2014, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax (1)	Total
Beginning balance as of June 28, 2014	$23.0	$(0.3)	$22.7
Other comprehensive loss before reclassification	(9.3)	(0.9)	(10.2)
Net current-period other comprehensive loss	(9.3)	(0.9)	(10.2)
Ending balance as of June 27, 2015	$13.7	$(1.2)	$12.5
(1) Refer to "Note 12. Employee Benefit Plans" for more information on the computation of net periodic cost for pension plans.
Note 6. Mergers and Acquisitions
Time-Bandwidth Products AG ("Time-Bandwidth")
On January 27, 2014 ("Time-Bandwidth Closing Date"), we completed the acquisition of Time-Bandwidth, a privately-held company headquartered in Switzerland. Time-Bandwidth is a provider of high-powered and ultrafast lasers for industrial and scientific markets. We acquired all outstanding shares of Time-Bandwidth for a purchase price consideration of $15.0 million in cash, including a holdback amount of approximately $2.3 million which had been withheld to satisfy potential breaches of representations and warranties. During the first quarter of fiscal 2016, we released the holdback amount of $2.3 million following the eighteen-month anniversary of the Time-Bandwidth Closing Date.

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Time-Bandwidth provides innovative high-powered and ultrafast laser technology that can rapidly and precisely process parts at high volumes during the manufacturing process. Use of ultrafast lasers for micromachining applications is being driven primarily by increasing use of consumer electronics and connected devices globally. Manufacturers are taking advantage of high-power and ultrafast lasers to create quality micro parts for consumer electronics and to process semiconductor chips for consumer devices. Time-Bandwidth's technology complements our current laser portfolio, while enabling Time-Bandwidth to use Lumentum's high volume and low-cost manufacturing model, global sales team and channel relationships. Time-Bandwidth was integrated into our Commercial Lasers ("Lasers") segment.
We accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.
The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$2.0
Intangible assets acquired:
Developed technology	6.7
Customer relationships	0.5
Goodwill	5.8
Total purchase price	$15.0
The following table summarizes the components of the net tangible assets acquired at fair value (in millions):

Accounts receivable	$1.4
Inventories	5.0
Property and equipment	1.5
Accounts payable	(0.6)
Accrued expenses and other liabilities, net of other assets	(3.5)
Deferred tax liabilities, net	(1.8)
Net tangible assets acquired	$2.0

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology and customer relationships was determined based on an income approach using the discounted cash flow method. The acquired developed technology and customer relationships are being amortized over their estimated useful lives of eight and three years, respectively.
The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Time-Bandwidth. Goodwill has been assigned to the Lasers segment and is not deductible for tax purposes. Goodwill is not amortized, but reviewed annually for impairment or more frequently if impairment indicators arise.
Time-Bandwidth's results of operations have been included in our combined financial statements subsequent to the date of acquisition.
Note 7. Balance Sheet and Other Details
Accounts receivable allowances
As of June 27, 2015, our accounts receivable allowance was $1.2 million. Our accounts receivable allowance balance as of June 28, 2014 was $0.1 million.
Inventories
The components of inventories were as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 27, 2015	June 28, 2014
Finished goods	$60.1	$50.6
Work in process	23.4	31.2
Raw materials and purchased parts	16.2	14.7
Inventories	$99.7	$96.5
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014
Prepayments	$20.4	$15.4
Advances to contract manufacturers	9.5	8.6
Other current assets	16.2	9.1
Prepayments and other current assets	$46.1	$33.1

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014
Land	$5.9	$5.9
Buildings and improvement	28.6	28.1
Machinery and equipment	326.4	299.4
Furniture and fixtures and software	8.0	8.2
Leasehold improvements	20.5	20.0
Construction in progress	26.8	16.1
	416.2	377.7
Less: Accumulated depreciation	(273.0)	(241.2)
Property, plant and equipment, net	$143.2	$136.5
During fiscal 2015, 2014 and 2013, we recorded depreciation expense of $43.0 million, $35.5 million and $33.6 million, respectively.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014
Warranty accrual	$2.8	$2.7
Restructuring accrual	3.2	2.2
VAT liabilities	0.2	2.8
Other	5.2	3.8
Other current liabilities	$11.4	$11.5

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014
Long-term taxes payable	$0.1	$8.9
Pension accrual	2.1	1.6
Asset retirement obligation	1.8	0.9
Deferred rent	1.7	2.3
Severance accrual	1.7	—
Other	2.4	5.9
Other non-current liabilities	$9.8	$19.6

Interest and other income (expense), net
The components of interest and other income (expense), net were as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Foreign exchange gains (losses), net	$(0.3)	$1.6	$1.1
Other income (expense), net	(0.1)	(0.3)	(0.3)
Interest and other income (expense), net	$(0.4)	$1.3	$0.8
Note 8. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of June 29, 2013	$—	$—	$—
Goodwill from Time-Bandwidth acquisition (1)	—	5.8	5.8
Currency translation and other adjustments	—	0.1	0.1
Balance as of June 28, 2014	$—	$5.9	$5.9
Currency translation and other adjustments	—	(0.3)	(0.3)
Balance as of June 27, 2015	$—	$5.6	$5.6
(1) Refer to “Note 6. Mergers and Acquisitions” for more information.
Impairment of Goodwill
We reviewed goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. No triggering events were noted during the interim periods fiscal 2015 or 2014 and thus, we reviewed goodwill for impairment during the fourth quarter of each fiscal year. We determined that, based on our organizational structure and the financial information that is provided to and reviewed by Management for the year ended fiscal 2015, our reporting units are: Optical Communications and Commercial Lasers. We had no goodwill as of or during the fiscal year ended June 29, 2013.
Fiscal 2015

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

We performed the qualitative assessment and concluded that it was more likely than not that the fair value of the reporting unit that currently has goodwill recorded exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors including: change in industry and competitive environment, market capitalization, earnings multiples, budgeted-to-actual operating performance from prior year, and consolidated company stock price and performance. As such, we were not required to perform the two-step goodwill impairment test and recorded no impairment charge in accordance with its annual impairment test.
Fiscal 2014
We reviewed goodwill under the two-step quantitative goodwill impairment test. Under the first step of the authoritative guidance for impairment testing, the fair value of our Lasers reporting unit was determined based on the market approach, which estimates the fair value based on comparable market prices. Based on the first step of the analysis, we determined that the fair value of Lasers reporting unit is significantly above its carrying amount. As such, we were not required to perform step two of the analysis. We recorded no impairment charge in accordance with our annual impairment test.
Acquired Developed Technology and Other Intangibles
The following tables present details of our acquired developed technology and other intangibles (in millions):

As of June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.2	$(82.2)	$21.0
Other	9.4	(8.6)	0.8
Total Intangibles	$112.6	$(90.8)	$21.8

As of June 28, 2014	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$105.3	$(76.4)	$28.9
Other	9.7	(8.7)	1.0
Total Intangibles	$115.0	$(85.1)	$29.9

During fiscal 2015, 2014 and 2013, we recorded $8.0 million, $9.3 million and $12.4 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of our amortization (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Cost of sales	$7.6	$9.0	$12.2
Operating expense	0.4	0.3	0.2
Total	$8.0	$9.3	$12.4
Based on the carrying amount of acquired developed technology and other intangibles as of June 27, 2015, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2016	$7.1
2017	6.7
2018	2.8
2019	2.6
Thereafter	2.6
Total amortization	$21.8

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Note 9. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions. As of June 27, 2015 and June 28, 2014, our total restructuring accrual was $4.9 million and $2.2 million, respectively. During fiscal 2015, 2014 and 2013, we recorded $11.6 million, $4.8 million and $2.6 million, respectively, in restructuring and related charges in the combined statements of operations. Of the $11.6 million charge recorded during fiscal 2015, $3.9 million related to costs allocated to us by Viavi for plans impacting Viavi's corporate and shared services employees. Of the $4.8 million charge recorded during fiscal 2014, $2.3 million related to costs allocated to us by Viavi for plans impacting Viavi's corporate and shared services employees. There were no plans impacting Viavi's corporate and shared services employees in fiscal 2013 which required restructuring and related charges to be allocated to us by Viavi. Our restructuring charges include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of our restructuring plans described below for the year ended June 27, 2015, were as follows (in millions):

	Balance June 28, 2014	Fiscal Year 2015 Charges	Cash Settlements	Balance June 27, 2015
Fiscal 2015 Plans
Separation Restructuring Plan (Workforce Reduction)	—	5.1	(0.5)	4.6
Robbinsville Closure Plan:
Workforce Reduction	—	1.5	(1.5)	—
Lease Costs	—	0.1	(0.1)	—
Transfer Costs	—	0.1	(0.1)	—
Total Robbinsville Closure Plan	—	1.7	(1.7)	—
Fiscal 2014 Plans
Serangoon Closure Plan:
Workforce Reduction	1.7	0.1	(1.8)	—
Lease Costs	—	0.3	(0.3)	—
Total Serangoon Closure Plan	1.7	0.4	(2.1)	—
Fiscal 2013 Plans
Other Plans	0.5	0.5	(0.7)	0.3

Total	2.2	7.7	(5.0)	4.9
As of June 27, 2015, $1.7 million of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the combined balance sheets. As of June 28, 2014, our restructuring liability was short-term in nature and included as a component of Other current liabilities on the combined balance sheets.
Fiscal 2015 Plans
Separation Restructuring Plan
During the second and fourth quarter of fiscal 2015, management approved restructuring plans impacting our Optical Communications ("OpComms") segment to optimize operations and gain efficiencies by closing the Bloomfield, Connecticut site and consolidating roles and responsibilities across functions as we move forward with our separation plan. As a result, a restructuring charge of $5.1 million was recorded for severance and employee benefits during fiscal 2015. In total approximately 200 employees in manufacturing, R&D and SG&A functions located in North America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2017. We expect to accrue $1.5 million of retention payments in the first quarter of fiscal 2016.
Robbinsville Closure Plan

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

During the first quarter of fiscal 2015, management approved a plan impacting our OpComms segment to optimize operations and gain efficiencies by closing the Robbinsville, New Jersey site and consolidating roles and responsibilities across North America. As a result, a restructuring charge of $1.5 million was recorded for severance and benefits during fiscal 2015. In total approximately 30 employees in manufacturing, R&D and SG&A functions located in North America were impacted.
Fiscal 2014 Plans
Serangoon Closure Plan
During the fourth quarter of fiscal 2014, management approved a plan impacting our OpComms segment to close the Serangoon office located in Singapore and move to a lower cost region in order to reduce manufacturing and R&D expenses. As a result, approximately 40 employees primarily in manufacturing and R&D functions were impacted. Payments related to the remaining severance and benefits accrual were paid by the end of the fourth quarter of fiscal 2015.
Ottawa Lease Exit Costs
During fiscal 2008, we recorded lease exit charges, net of assumed sub-lease income related to our Ottawa facility which was included in SG&A expenses as the space was never occupied and we had no need for the space in the foreseeable future due to changes in business requirements. The fair value of the remaining contractual obligations, net of sublease income is $1.1 million and $3.1 million as of June 27, 2015 and June 28, 2014, respectively. We included the long-term portion of the contract obligations of $0.5 million and $2.0 million in other non-current liabilities as of each period end, and the short-term portion in other current liabilities on the combined balance sheets, respectively. In the third quarter of fiscal 2015, we released $0.9 million of accrued lease exit charges for reusing certain spaces of our Ottawa facility. During fiscal 2015, we recorded $0.7 million benefit in the SG&A charges, plus we had cash settlements of $1.0 million and other non-cash benefits of $0.3 million. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.
Note 10. Income Taxes
Our income before income taxes consisted of the following (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Domestic	$(58.7)	$(0.3)	$(3.7)
Foreign	34.2	10.1	7.4
Income before income taxes	$(24.5)	$9.8	$3.7
Our income tax (benefit) expense consisted of the following (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Federal:
Current	$—	$(0.2)	$—
	—	(0.2)	—
State:
Current	0.1	—	—
	0.1	—	—
Foreign:
Current	(20.3)	2.3	2.5
Deferred	(0.9)	(3.0)	(5.3)
	(21.2)	(0.7)	(2.8)
Total income tax (benefit) expense	$(21.1)	$(0.9)	$(2.8)
The foreign current expense primarily relates to our profitable operations in certain foreign jurisdictions and for the year ended June 27, 2015 offset by a $21.8 million tax benefit recognized upon the settlement of an audit in a non-U.S. jurisdiction.

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

The foreign deferred tax benefit primarily relates to the recognition of research and development tax credits and similar incentives in profitable foreign jurisdictions.
There was no material tax benefit associated with exercise of stock options for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013.
A reconciliation of our income tax expense (benefit) at the federal statutory rate to the income tax (benefit) expense at the effective tax rate is as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Income tax (benefit) expense computed at federal statutory rate	$(8.6)	$3.4	$1.3
Foreign rate differential	0.2	—	0.2
Valuation allowance	(2.2)	(2.4)	(3.7)
Reversal of previously accrued taxes	(21.8)	(0.3)	(0.1)
Research and experimentation benefits and other tax credits	(3.1)	(4.4)	(3.7)
Permanent items	13.2	1.9	1.6
Unrecognized tax benefits	1.0	0.9	1.2
Other	0.2	—	0.4
Total income tax (benefit) expense	$(21.1)	$(0.9)	$(2.8)
The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Gross deferred tax assets:
Tax credit carryforwards	41.6	33.8	30.2
Net operating loss carryforwards	61.0	91.4	99.9
Inventories	7.7	6.7	5.8
Accruals and reserves	4.1	4.2	4.1
Fixed assets	21.7	24.2	26.7
Capital loss carryforwards	12.4	14.3	14.7
Unclaimed research and experimental development expenditure	16.7	15.5	12.2
Other	5.4	7.0	7.5
Acquisition-related items	29.4	32.6	60.6
Gross deferred tax assets	200.0	229.7	261.7
Valuation allowance	(160.0)	(184.6)	(215.3)
Deferred tax assets	40.0	45.1	46.4
Gross deferred tax liabilities:
Acquisition-related items	(6.7)	(9.4)	(11.2)
Undistributed foreign earnings	(2.6)	(2.4)	(3.2)
Other	(1.2)	(0.9)	—
Deferred tax liabilities	(10.5)	(12.7)	(14.4)
Total net deferred tax assets	29.5	32.4	32.0
As of June 27, 2015, we had federal and foreign tax net operating loss carryforwards of approximately $114.8 million and $82.1 million, respectively, and state and foreign research and other tax credit carryforwards of approximately $0.3 million and $41.2 million, respectively. Our policy is to account for the utilization of tax attributes under a with-and-without approach. The tax net operating loss and tax credit carryforwards will start to expire in 2015 and at various other dates through 2027 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of our net operating losses.
U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $2.2 million of undistributed earnings for certain foreign subsidiaries. We intend to reinvest these earnings indefinitely outside of the United States. We estimate that an additional $0.2 million of U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
The valuation allowance decreased by $24.6 million in fiscal 2015, decreased by $30.6 million in fiscal 2014, and decreased by $40.1 million in fiscal 2013. The decrease during fiscal 2015 was primarily related to the utilization of foreign net operating losses and the amortization of intangibles. The decrease during fiscal 2014 and 2013 was primarily related to the amortization of intangibles and the amortization of tax deductible goodwill.
A reconciliation of unrecognized tax benefits between June 30, 2012 and June 27, 2015 is as follows (in millions):

Balance at June 30, 2012	$25.3
Reductions due to foreign currency rate fluctuation	(0.5)
Reductions based on ITC expiration	(2.4)
Balance at June 29, 2013	$22.4
Reductions due to foreign currency rate fluctuation	(0.5)
Balance at June 28, 2014	21.9
Reductions based on the tax positions related to the prior year	(21.8)
Additions based on tax positions related to current year	0.1
Balance at June 27, 2015	$0.2
The liabilities for unrecognized tax benefits relate primarily to the allocations of revenue and costs among our global operations and the validity of some non-U.S. net operating losses. In addition, utilization of our tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. As a result, loss carryforward limitations may result in the expiration or reduced utilization of a portion of our net operating losses.
Included in the balance of unrecognized tax benefits at June 27, 2015 are $0.1 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. Also included in the balance of unrecognized tax benefits at June 27, 2015 are $0.1 million of tax benefits that, if recognized, would impact the effective tax rate.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 27, 2015 and June 28, 2014 was less than $0.1 million and $23.3 million, respectively. During fiscal 2015, accrued interest and penalties decreased by $23.2 million primarily relating to the settlement of an audit in a non-U.S. jurisdiction.
We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 27, 2015:

Tax Jurisdictions	Tax Years
United States	2011 and onward
Canada	2008 and onward
China	2010 and onward
Japan	2011 and onward

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Note 11. Stock-Based Compensation
Viavi maintained various stock-based compensation plans including employee stock options, RSUs and the ESPP. We participated in Viavi's stock-based benefit plans and recorded stock-based compensation based on the equity awards granted to our employees as well as an allocation of Viavi's corporate employee expenses. Accordingly, the amounts presented are not necessarily indicative of future expenses and do not necessarily reflect the results that we would have experienced as an independent publicly traded company for the periods presented.
Description of Viavi Stock-Based Benefit Plans
Stock Option Plans
As of June 27, 2015, Viavi had 11.3 million shares of stock options and RSUs issued and outstanding to employees and directors under 2005 Acquisition Equity Incentive Plan (the "2005 Plan"), Amended and Restated 2003 Equity Incentive Plan (the "2003 Plan") and various other plans Viavi assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Viavi issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.
On December 11, 2014, Viavi's stockholders approved an amendment to the 2003 Plan to increase the number of shares that may be issued under the plan by 9 million shares.
As of June 27, 2015, 10.8 million shares of common stock, primarily under the 2003 Plan and the 2005 Plan, were available for grant.
Employee Stock Purchase Plan
In June 1998, Viavi adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the "1998 Purchase Plan"). The 1998 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in Viavi through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2018 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized under the 1998 Purchase Plan, 3.2 million shares remained available for issuance as of June 27, 2015. The 1998 Purchase Plan provides a 5% discount and a six month look-back period.
Restricted Stock Units
RSUs are granted with the exercise price equal to zero and converted to shares immediately upon vesting. These RSUs have service conditions, market conditions, or a combination of both and are expected to vest over one to four years. The fair value of the time-based RSUs was based on the closing market price of the common stock on the date of award. The fair value of MSUs is estimated using a Monte Carlo simulation.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for fiscal 2015, 2014 and 2013 was as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Cost of sales	5.1	5.6	5.5
Research and development	7.3	7.3	6.1
Selling, general and administrative	14.7	12.9	11.2
	27.1	25.8	22.8

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Approximately $1.0 million of stock-based compensation was capitalized to inventory at June 27, 2015. The table above includes allocated stock-based compensation from Viavi of $8.9 million, $7.3 million and $6.5 million for fiscal 2015, 2014 and 2013, respectively. Refer to "Note 3. Transactions with Viavi" for more information.
Stock Option Activity
Viavi granted no stock options during fiscal 2015, 2014 and 2013. The total intrinsic value of options exercised by our employees during the year ended June 27, 2015 was $1.7 million. In connection with these exercises, the tax benefit realized by us was immaterial due to the fact that Viavi has no material tax benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.
The following table summarizes our stock options activities in fiscal 2015 (amount in millions except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of June 28, 2014	1.2	9.97
Exercised	(0.4)	8.56
Balance as of June 27, 2015	0.8	10.37

 The following table summarizes significant ranges of our outstanding and exercisable options as of June 27, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$0.00 - 10.00	326,944	2.0	$5.20	$2.2	326,944	2.0	$5.20	$2.2
10.01 - 20.00	397,503	3.0	10.46	0.6	397,503	3.0	10.46	0.6
20.01 - 30.00	112,500	3.6	25.05	—	112,500	3.6	25.05	—
	836,947	2.7	10.37	$2.8	836,947	2.7	10.37	$2.8
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on JDSU's closing stock price of $12.01 as of June 27, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 27, 2015 was 0.7 million.
Employee Stock Purchase Plan Activity
The compensation expense we recorded in connection with Viavi's ESPP for the year ended June 27, 2015 was $0.7 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.
The following table summarizes the shares issued to our employees and the fair market value at purchase date, during the year ended June 27, 2015:

Purchase Date	May 29, 2015	January 30, 2015	July 31, 2014
Shares Issued	149,330	250,666	221,998
Fair market value at purchase date	$12.82	$12.15	$11.87
Restricted Stock Units Activity
During fiscal 2015, 2014 and 2013, 1.8 million, 1.9 million and 1.7 million RSUs were granted to our employees, respectively. As of June 27, 2015, $22.5 million of unrecognized stock-based compensation cost related to RSUs granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

A summary of the status of our non-vested RSUs as of June 27, 2015 and changes during fiscal 2015 is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance-based shares with market conditions	Time-based shares	Total number of shares	Weighted-average grant-dated fair value
Non-vested at June 28, 2014	0.3	2.7	3.0	$13.11
Awards granted	0.2	1.6	1.8	11.70
Awards vested	(0.1)	(1.4)	(1.5)	13.11
Awards forfeited	(0.1)	(0.4)	(0.5)	12.18
Non-vested at June 27, 2015	0.3	2.5	2.8	$12.38
During fiscal 2015, 2014 and 2013, 0.2 million, 0.2 million and 0.1 million MSUs were granted to our employees, respectively. These MSUs shares represent the target amount of grants and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total stockholder return performance measures and the employee's continued service through the vest date. The aggregate grant-date fair value of MSUs granted to our employees during fiscal 2015, 2014 and 2013 was estimated to be $2.2 million, $2.1 million and $1.8 million, respectively, and was calculated using a Monte Carlo simulation.
Valuation Assumptions
 We estimate the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Volatility of common stock	40.8%	53.9%	57.5%
Average volatility	53.4%	58.6%	58.3%
Average correlation coefficient	0.2156	0.2920	0.3208
Risk-free interest rate	0.6%	0.8%	0.4%
Note 12. Employee Benefit Plans
Employee 401(k) Plans
Eligible employees participated in the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the "401(k) Plan"), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deduction. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $18,000 in calendar year 2015 as set by the Internal Revenue Service.
For all eligible participants who have completed 180 days of service with us, the 401(k) Plan provided for a 100% match of employees' contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. Viavi made matching contributions on our behalf to the 401(k) Plan in the amount of $2.6 million, $2.5 million and $2.3 million in fiscal 2015, 2014 and 2013, respectively.
Employee Defined Benefit Plans
During the third quarter of fiscal 2014, we assumed a defined benefit plan in connection with the acquisition of Time-Bandwidth. Prior to the third quarter of fiscal 2014, we did not have any significant defined benefit plans. This plan, which covers certain Swiss employees, is open to new participants and additional service costs are being accrued. Benefits are generally based upon age and compensation. As of June 27, 2015, the plan was partially funded. Our policy for partially funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. Future estimated benefit payments are summarized below. No other required contributions to this defined benefit plan are expected in fiscal 2016, but we can, at our discretion, make contributions to the plan.
We account for our obligations under this pension plan in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

participants and our net periodic cost principally using actuarial valuations provided by third-party actuaries. The net obligation of $2.1 million as of June 27, 2015 is recorded in our combined balance sheets as non-current liabilities and is reflective of the total PBO less the fair value of plan assets.
The change in the benefit obligations and plan assets of the pension and benefits plan were as follows (in millions):

	Pension Benefit Plans
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$4.6	$—
Acquisitions	—	3.8
Service cost	0.3	0.1
Interest cost	0.1	—
Plan participants' contribution	0.3	0.1
Actuarial (gains)/losses	1.2	0.4
Benefits paid	0.4	0.2
Foreign exchange impact	(0.2)	—
Benefit obligation at end of year	$6.7	$4.6
Change in plan assets:
Fair value of plan assets at beginning of year	$3.0	$—
Acquisitions	—	2.7
Actual return on plan assets	0.2	0.1
Employer contribution	0.8	(0.1)
Plan participants' contribution	0.3	0.1
Benefits paid	0.4	0.2
Foreign exchange impact	(0.1)	—
Fair value of plan assets at end of year	$4.6	$3.0
Funded status	$(2.1)	$(1.6)
Accumulated benefit obligation	$5.6	$3.7
Assumptions
Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age and assumptions about interest rates, compensation increases and other factors. At a minimum, we evaluate these assumptions annually and make changes as necessary.
The discount rate reflects the estimated rate at which the pension benefits could be effectively settled. In developing the discount rate, we consider the yield available on an appropriate AA corporate bond index, adjusted to reflect the term of the scheme's liabilities.
The expected return on assets was estimated by using the weighted average of the real expected long-term return (net of inflation) on the relevant classes of assets based on the target asset mix and adding the chosen inflation assumption.
The following table summarizes the assumptions used to determine net periodic cost and benefit obligation for the pension plan:

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

	Pension Benefit Plans
	2015	2014
Assumptions used to determine net periodic cost:
Discount rate	2.0%	2.4%
Expected long-term return on plan assets	3.2%	3.3%
Rate of pension increase	2.3%	2.3%
Assumptions used to determine benefit obligation at end of year:
Discount rate	1.1%	2.0%
Rate of pension increase	2.3%	—
Fair Value Measurement of Plan Assets
The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of June 27, 2015 (in millions, except percentage data).

				Fair value measurement as of June 27, 2015
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	23%	$1.3	28.2%	$—	$1.3
Fixed income	36%	1.6	34.8%	—	1.6
Cash	1%	0.1	2.2%	0.1	—
Other	40%	1.6	34.8%	—	1.6
Total Assets		$4.6	100.0%	$0.1	$4.5
The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of June 28, 2014 (in millions, except percentage data).

				Fair value measurement as of June 28, 2014
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	21%	$0.7	23.3%	$—	$0.7
Fixed income	43%	1.3	43.3%	—	1.3
Other	36%	1.0	33.4%	—	1.0
Total Assets		$3.0	100.0%	$—	$3.0
Our pension assets consist of multiple institutional funds ("pension funds") of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets. Global equity consists of several funds that invest primarily in Swiss and Foreign equities; Fixed income consists of several funds that invest primarily in investment grade domestic and overseas bonds; Other consists of several funds that primarily invest in hedge fund, private equity, global real estate and infrastructure funds.
Future Benefit Payments
We estimate our expected benefit payments to defined benefit pension plan participants based on the same assumptions used to measure our PBO at year end which includes benefits attributable to estimated future compensation increases. Based on this

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

approach, we expect to make payments of $0.3 million during the five year period between fiscal 2016 and fiscal 2020 and the remaining $1.8 million of payments in fiscal years subsequent to fiscal 2020.
Note 13. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of June 27, 2015 the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2016	$6.6
2017	6.5
2018	5.4
2019	3.7
2020	2.2
Thereafter	5.2
Total minimum operating lease payments	$29.6
Included in the future minimum lease payments table above is $1.1 million related to lease commitments in connection with our restructuring and related activities. Refer to "Note 9. Restructuring and Related Charges" for more information.
Rental expense relating to building and equipment was $9.1 million, $10.0 million and $9.3 million in fiscal 2015, 2014 and 2013, respectively.
Purchase Obligations
Purchase obligations of $94.8 million as of June 27, 2015, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
We depend on a limited number of contract manufacturers, subcontractors, and suppliers for raw materials, packages and standard components. We generally purchase these single or limited source products through standard purchase orders or one-year supply agreements and have no significant long-term guaranteed supply agreements with such vendors. While we seek to maintain a sufficient safety stock of such products and maintains on-going communications with our suppliers to guard against interruptions or cessation of supply, our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures.
Product Warranties
We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We typically offer a twelve month warranty for most of our products. However, in some instances depending upon the product, product component or application of our products by the end customer our warranties can vary and generally range from six to thirty-six months. We estimate the costs of our warranty obligations on an annualized basis based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in our warranty reserve during fiscal 2015 and fiscal 2014 (in millions):

	Years Ended
	June 27, 2015	June 28, 2014
Balance as of beginning of year	$2.7	$3.3
Provision for warranty	3.8	3.3
Utilization of reserve	(3.4)	(2.6)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.3)	(1.3)
Balance as of June 27, 2015 and June 28, 2014	$2.8	$2.7
Environmental Liabilities
Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.
In connection with the Separation, we agreed to indemnify Viavi for any liability associated with contamination from past operations at all properties transferred to us from Viavi, to the extent the resulting issues primarily related to our business.
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
Note 14. Operating Segments and Geographic Information
Our chief executive officer is our Chief Operating Decision Maker ("CODM"). The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and gross margin.
We are an industry leading provider of optical and photonic products addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, OpComms and Lasers. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing are considered in determining the formation of these operating segments.
Our reportable segments are:

(i)
OpComms: Our OpComms portfolio includes products used by Telecom and Datacom network equipment manufacturers ("NEMs") and both traditional and cloud/data center service providers. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, including innovative products such as the Tunable Small Form-factor Pluggable Plus transceiver. Transport products primarily consist of modules or sub-systems containing optical amplifiers, reconfigurable optical add/drop multiplexers ("ROADMs") or Wavelength Selective Switches, Optical Channel Monitors and their supporting components. Our products for 3-D sensing applications, formerly referred to as our gesture recognition products, include a light source

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

product. Customer solutions containing our 3-D sensing products let a person control electronic or computer devices with natural body or hand gestures instead of using a remote, mouse or other device.

(ii)
Lasers: Our Lasers products serve customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. These products include diode, direct-diode, diode-pumped solid-state, fiber, and gas lasers. In addition, our photonic power products include fiber optic-based systems for delivering and measuring electrical power.

The CODM evaluates segment performance to make financial decisions and allocate resources based on gross margin. We do not allocate research and development, sales and marketing, or general and administrative expenses to our segments because Management does not include the information in its measurement of the performance of the operating segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, stock-based compensation and certain other non-recurring charges impacting the gross margin of each segment because Management does not include this information in its measurement of the performance of the operating segments.
Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Net revenue:
OpComms	$694.1	$695.1	$653.1
Lasers	143.0	122.8	116.8
Net revenue	$837.1	$817.9	$769.9
Gross profit:
OpComms	204.8	212.3	187.7
Lasers	67.4	59.8	52.8
Total segment gross profit	272.2	272.1	240.5
Unallocated amounts:
Stock-based compensation	(5.1)	(5.6)	(5.5)
Amortization of intangibles	(7.6)	(9.0)	(12.2)
Other charges related to non-recurring activities	(1.6)	(0.9)	—
Gross profit	$257.9	$256.6	$222.8

The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom and consumer and industrial ("Consumer and Industrial") markets which accounted for more than 10% of our total net revenue during the last three fiscal years:

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Optical Communications:	82.9%	85.0%	84.8%
Telecom	60.6%	60.6%	66.9%
Datacom	17.4%	14.3%	11.9%
Consumer and Industrial	4.9%	10.1%	6.0%
Lasers	17.1%	15.0%	15.2%

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

We operate in three geographic regions: Americas, Asia-Pacific and Europe Middle East and Africa ("EMEA"). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (dollars in millions):

	Years Ended
	June 27, 2015		June 28, 2014		June 29, 2013
Net revenue:
Americas:
United States	$162.4	19.4%	$177.5	21.7%	$202.0	26.2%
Mexico	112.7	13.5	111.3	13.6	*	*
Other Americas	31.1	3.6	30.3	3.7	125.9	16.4
Total Americas	$306.2	36.5%	$319.1	39.0%	$327.9	42.6%

Asia-Pacific:
Hong Kong	$120.4	14.4%	$128.7	15.8%	$126.6	16.4%
Japan	106.6	12.7	97.6	11.9	78.4	10.2
Other Asia-Pacific	174.4	20.9	138.6	16.9	125.6	16.3
Total Asia-Pacific	$401.4	48.0%	$364.9	44.6%	$330.6	42.9%

EMEA	$129.5	15.5%	$133.9	16.4%	$111.4	14.5%

Total net revenue	$837.1		$817.9		$769.9
* Represents less than 10% of total net revenue
During fiscal 2015, 2014 and 2013, net revenue from customers outside the United States, based on customer shipping location, represented 80.6%, 78.3% and 73.8% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above.
During fiscal 2015, 2014 and 2013, net revenue generated from a single customer which represented greater than 10% of total net revenue is summarized as follows (in millions):

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Ciena	$120.4	$130.2	$125.6
Google	*	84.6	*
Cisco	$98.7	*	$87.7
*Represents less than 10% of total net revenue

LUMENTUM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	June 27, 2015	June 28, 2014
Property, Plant and Equipment, net
United States	$63.0	$55.9
Canada	13.5	9.9
China	34.4	37.5
Thailand	29.0	29.7
Other Asia-Pacific	1.2	1.8
EMEA	2.1	1.7
Total long-lived assets	$143.2	$136.5
Note 15. Quarterly Financial Information (unaudited)
The following table presents our quarterly combined statements of operations for fiscal 2015 and 2014 (in millions, except per share data):

	June 27, 2015	March 28, 2015	December 27, 2014	September 27, 2014	June 28, 2014	March 29, 2014	December 28, 2013	September 28, 2013
Net revenue	208.9	198.7	210.5	219.0	201.0	201.6	203.6	211.7
Cost of sales	143.4	139.7	141.7	146.8	135.0	135.4	138.3	143.6
Amortization of acquired technologies	1.9	1.9	1.9	1.9	2.2	2.2	2.3	2.3
Gross profit	63.6	57.1	66.9	70.3	63.8	64.0	63.0	65.8
Operating expenses:
Research and development	35.7	35.0	35.1	35.0	36.6	33.8	33.0	31.5
Selling, general and administrative (3)	37.6	31.8	31.2	28.3	30.3	26.5	26.0	25.4
Restructuring and related charges	4.9	1.1	3.8	1.8	3.7	—	1.2	(0.1)
Total operating expenses	78.2	67.9	70.1	65.1	70.6	60.3	60.2	56.8
(Loss) income from operations	(14.6)	(10.8)	(3.2)	5.2	(6.8)	3.7	2.8	9.0
Interest and other income (expense), net	(0.3)	(0.1)	0.1	(0.1)	(0.1)	1.1	0.3	—
Interest expense	—	(0.3)	(0.2)	(0.2)	(0.1)	0.3	(0.2)	(0.2)
(Loss) income before income taxes	(14.9)	(11.2)	(3.3)	4.9	(7.0)	5.1	2.9	8.8
(Benefit from) provisions for income taxes (2)	0.9	(23.4)	0.8	0.6	(0.3)	0.3	(1.0)	0.1
Net (loss) income	(15.8)	12.2	(4.1)	4.3	(6.7)	4.8	3.9	8.7

Net (loss) income per share - basic and diluted (1)	$(0.27)	$0.21	$(0.07)	$0.07	$(0.11)	$0.08	$0.06	$0.15
Basic and diluted average shares outstanding (1)	58.8	58.8	58.8	58.8	58.8	58.8	58.8	58.8

(1)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of Lumentum common stock to existing holders of JDSU common stock. JDSU was renamed Viavi and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum's outstanding shares. Basic and diluted net (loss) income per share for all periods through June 27, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015. Refer to "Note 4. Earnings Per Share" to the audited annual combined financial statements for more detail.

(2)	During the third quarter of fiscal 2015, we recognized a $21.8 million tax benefit upon the settlement of an audit in a non-US jurisdiction.

(3)
During the fourth quarter of fiscal 2015, we identified immaterial errors relating to legal expense and stock-based compensation expense. Our Selling, general and administrative expense and net income reported in our unaudited combined statements of operations for the nine months ended March 28, 2015 included in our Registration Statement on Form 10, as amended was understated and overstated by $1.1 million, respectively. These errors did not impact any annual or other interim periods. The correction of these errors is reflected in our quarterly combined statements of operations presented above. We assessed the materiality of the errors individually and in the aggregate on nine-month unaudited combined financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to our unaudited combined financial statements for the nine months ended  March 28, 2015. Therefore, our unaudited combined financial statements for the nine months ended March 28, 2015 can continue to be relied upon and an amendment of our previously filed Registration Statement on Form 10 is not required. However, for comparability, we will revise our previously issued unaudited interim financial statements for the nine months ended March 28, 2015 to correct the errors in our future Quarterly Report on Form 10-Q where these interim financial statements are included.

Note 16. Subsequent Events
Separation from JDSU
On August 1, 2015, we became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock. Each JDSU stockholder of record as of the close of business July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi and at the time of the distribution, retained ownership of 19.9% of Lumentum’s outstanding shares. We were incorporated in Delaware as a wholly owned subsidiary of Viavi on February 10, 2015 and are comprised of the existing communications and commercial optical products (“CCOP”) segment and WaveReady product lines of Viavi. Our common stock began trading “regular-way” under the ticker “LITE” on the NASDAQ stock market on August 4, 2015.
Issuance and Sale of Series A Preferred Stock
On July 31, 2015, our subsidiary, Lumentum Inc., issued 40,000 shares of its Series A Preferred Stock to Viavi. Pursuant to a securities purchase agreement executed on May 12, 2015, Viavi sold 35,805 shares of the Series A Preferred Stock to Amada Holdings Co., Ltd. (“Amada”) for $35.8 million following the Separation and the remaining 4,195 shares of the Series A Preferred Stock were canceled.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers
The following table sets forth information regarding individuals who serve as our executive officers. The position titles refer to each executive officer's title at Lumentum as of September 15, 2015.

Name	Age	Position
Alan Lowe	53	President and Chief Executive Officer
Aaron Tachibana	55	Chief Financial Officer
Vincent Retort	61	Senior Vice President, R&D
Craig Cocchi	50	Senior Vice President, Operations
Jason Reinhardt	41	Senior Vice President, Sales
Judy Hamel	49	General Counsel and Secretary

Alan Lowe has served as Lumentum's president and chief executive officer since July 2015. Prior to joining Lumentum, Mr. Lowe was employed by Viavi. Mr. Lowe joined Viavi in September 2007 as senior vice president of the Lasers business, and became executive vice president and president of Viavi's CCOP business in October 2008. Prior to joining Viavi, Mr. Lowe was senior vice president, Customer Solutions Group at Asyst Technologies, Inc. a leader in automating semiconductor and flat panel display fabs. From 2000 to 2003, he was president and chief executive officer of Read-Rite Corporation (“Read-Rite”), a manufacturer of thin-film recording heads for disk and tape drives. From 1989 to 2000, Mr. Lowe served in roles of increasing responsibility at Read-Rite, including president and chief operating officer, and senior vice president of customer business units. Mr. Lowe holds Bachelor of Arts degrees in computer science and business economics from the University of California, Santa Barbara and completed the Stanford Executive Program in 1994.

Aaron Tachibana has served as Lumentum's chief financial officer since July 2015. Prior to joining Lumentum, Mr. Tachibana was employed by Viavi. Mr. Tachibana joined Viavi in November 2013 as vice president of finance and corporate controller. Prior to joining Viavi, Mr. Tachibana served as chief financial officer at Pericom Semiconductor Corp., a supplier of performance connectivity and timing solutions, from March 2010 to October 2013 where he led finance and human resources. From 1992 to 2010, he held executive and senior management positions with Asyst Technologies, Inc., Allied Telesis, Inc., TapCast Inc. and TeraStor Corporation. Mr. Tachibana holds a Bachelor of Science degree in Business Administration and Finance from San Jose State University.

Vincent Retort has served as Lumentum's senior vice president, R&D since July 2015. Prior to joining Lumentum, Mr. Retort was employed by Viavi. Mr. Retort joined Viavi in 2008 as vice president of research & development, CCOP, and became senior vice president of research & development of CCOP in 2011. From 2004 to 2008, Mr. Retort was vice president of product engineering, reliability and quality at NeoPhotonics Corporation, a designer and manufacturer of photonic integrated circuit based modules and subsystems. From 2002 to 2004, Mr. Retort served as senior director of development engineering, magnetic recording performance at Seagate Technologies PLC, an international manufacturer and distributor of computer disk drives. From 2000 to 2002, Mr. Retort served as vice president of product engineering at Lightwave Microsystems Corporation, a communications equipment company. Mr. Retort holds a Masters of Science degree in Biological Sciences from Stanford University and a Bachelor of Arts degree in Biology from West Virginia University.

Craig Cocchi has served as Lumentum's senior vice president, operations since July 2015. Prior to joining Lumentum, Mr. Cocchi was employed by Viavi. Mr. Cocchi joined Viavi in January 2008 as vice president of operations, Lasers, Optical Components and Telecom Equipment and became senior vice president of operations of CCOP in May 2009. From 2005 to 2007, Mr. Cocchi served as vice president of business operations at SAE Magnetics (HK) Ltd., a hard disc drive design and manufacturing company. From 1999 to 2003 he held senior executive positions at Read-Rite. Mr. Cocchi holds a Bachelor of Science degree in Electrical Engineering and Sociology from the University of California, San Diego.

Jason Reinhardt has served as Lumentum's senior vice president, sales since July 2015. Prior to joining Lumentum, Mr. Reinhardt was employed by Viavi. Mr. Reinhardt joined Viavi in May 2008 as Director of Sales for North America. He was subsequently promoted to Senior Director of North America Sales, VP and Senior VP of Global Sales, holding that position from August 2010 until January 2014, after which he focused on charitable humanitarian work while holding a part-time business development position. Mr. Reinhardt has now returned to a full-time role as of June 2015, serving again as Viavi’s Senior VP of Global Sales. Before joining Viavi, Mr. Reinhardt served as Deputy Country Director of HOPE worldwide

Afghanistan, Senior Director of North America Sales at Avanex Corporation and Account Manager and Production Engineer at Corning Incorporated. He also served as an officer in the United States Air Force prior to those roles. Mr. Reinhardt holds a Bachelor of Science degree in Electrical Engineering from Montana State University, and a Master of Business Administration degree from Babson College’s Franklin W. Olin Graduate School of Business.

Judy Hamel has served as Lumentum's general counsel and secretary since July 2015. Prior to joining Lumentum, Ms. Hamel was employed by Viavi. Ms. Hamel joined Viavi in August 2012 as senior corporate counsel. Prior to joining Viavi, from September 2006 to August 2012, Ms. Hamel served as vice president legal affairs at Cortina Systems, Inc., a global communications supplier of port connectivity solutions to the networking and telecommunications sector. Previously, Ms. Hamel worked as a corporate associate at Silicon Valley law firms Cooley Godward LLP and Wilson Sonsini Goodrich and Rosati PC. Ms. Hamel holds a Juris Doctor degree from Santa Clara University School of Law, a Masters degree in Business Administration from San Jose State University and a Bachelor of Science degree in Economics and Finance from Southern New Hampshire University.
Board of Directors
The following table sets forth information with respect to those persons who serve on our board of directors.

Name	Age	Position
Alan Lowe	53	Director
Harold Covert	68	Director (1)(2)
Penelope Herscher	55	Director (2)(3)
Martin Kaplan	78	Director (1)(3)(4)
Brian Lillie	51	Director (1)(3)
Samuel Thomas	64	Director (2)

(1) Member of our audit committee
(2) Member of our compensation committee
(3) Member of our governance committee
(4) Chairman of the board of directors
We have determined that Mr. Lowe is qualified to serve as a member of our board of directors because of his years of experience at Viavi, Asyst Technologies, Inc. and Read-Rite. In these roles Mr. Lowe has developed extensive business, management, and leadership skills, as well as broad and deep experience with our company and its businesses. Mr. Lowe brings unique understandings and perspectives to our board on strategic, management, and operational matters.

Harold Covert has served on our board of directors since July 2015. Mr. Covert is an independent business consultant. Mr. Covert served as executive vice president and chief financial officer of Lumos Networks Corporation, a fiber-based service provider from 2011 to 2014. From 2010 to 2011, Mr. Covert was an independent business consultant. From 2007 to 2010, Mr. Covert was president, chief financial officer and chief operating officer of Silicon Image, Inc., a provider of semiconductors for storage, distribution and presentation of high-definition content. Mr. Covert is also a member of the board of directors of Harmonic, Inc. Within the past five years he was also a member of the board of directors of Viavi until the completion of the Separation, and Solta Medical, Inc., which was acquired in 2014. Mr. Covert holds a Bachelor of Science degree in Business Administration from Lake Erie College and a Masters degree in Business Administration from Cleveland State University and is also a Certified Public Accountant. We have determined that Mr. Covert is qualified to serve as a member of our board of directors because of his significant experience and service in leadership roles in finance and accounting obtained through his tenure as chief financial officer of seven publicly traded technology companies.

Penelope Herscher has served on our board of directors since July 2015. Ms. Herscher is the president and chief executive officer of FirstRain, Inc., an enterprise software company, which she joined in 2005. From 2002 to 2003, Ms. Herscher held the position of executive vice president and chief marketing officer at Cadence Design Systems, Inc., an electronic design automation software company. From 1996 to 2002, Ms. Herscher was president and chief executive officer of Simplex Solutions, which was acquired by Cadence in 2002. Ms. Herscher serves on the board of directors of Rambus Inc. and FirstRain. Ms. Herscher was also a member of the board of directors of Viavi until the completion of the Separation. Ms. Herscher holds a Master of Arts degree in Mathematics and a Bachelor of Arts degree with honors in Mathematics from Cambridge University in England. We have determined that Ms. Herscher is qualified to serve as a member of our board of directors because of her experience as chief executive officer of several technology companies, her extensive marketing and technical background and her position on the board and compensation committee at Rambus, Inc.

Martin Kaplan has served on our board of directors since July 2015. Mr. Kaplan is chairman of the board of Superconductor Technologies and was a member of the board of directors of Viavi until the completion of the Separation. Within the past five years, Mr. Kaplan also served on the board of directors of Tekelec, Inc. From May 1998 until his retirement in May 2000 after 40 years in the technology industry, Mr. Kaplan was executive vice president of Pacific Telesis Group, Inc., parent of Pacific Bell, a telecommunications company, responsible for integration following the merger of SBC Communications, Inc. (“SBC”), a telecommunications company, and Pacific Telesis Group, Inc., followed by the same role for other SBC mergers. Mr. Kaplan holds a Bachelor of Science degree in Engineering from California Institute of Technology. We have determined that Mr. Kaplan is qualified to serve as a member of our board of directors because of his extensive business leadership, operational and technical experience in the telecommunications industry, including substantial experience in mergers and acquisitions. Additionally, his experience on the boards and committees of public and private companies will be useful in his service as a member of our board and committees.

Brian Lillie has served on our board of directors since July 2015. Mr. Lillie is the Chief Information Officer of Equinix, Inc., a global provider of data center and internet exchange services, which he joined in 2008. Prior to joining Equinix, Mr. Lillie held several executive-level roles at VeriSign, Inc., a provider of intelligent infrastructure services, including Vice President of global information systems and Vice President of global sales operations. Mr. Lillie holds a Master of Science degree in Management from Stanford University’s Graduate School of Business, a Master of Science degree in Telecommunications Management from Golden Gate University and a Bachelor of Science degree in Mathematics from Montana State University. We have determined that Mr. Lillie is qualified to serve as a member of our board of directors because of his extensive executive-level experience in the technology industry and specifically in the data center markets.

Samuel Thomas has served on our board of directors since July 2015. Mr. Thomas is chairman, chief executive officer and president of Chart Industries, Inc., an engineered cryogenic equipment manufacturer serving the natural gas and industrial gas industries, which he joined in 2003. From 1998 to 2003, Mr. Thomas was executive vice president of Global Consumables at ESAB Holdings Ltd., a provider of welding consumables and equipment. Mr. Thomas holds a Bachelor of Sciences degree in Mechanical Engineering from Rensselaer Polytechnic Institute. We have determined that Mr. Thomas is qualified to serve as a member of our board of directors because of his extensive executive-level experience in manufacturing, sales and marketing and operations. Additionally, we also have a substantial international presence and Mr. Thomas has significant international experience gained over a 39-year career with Chart Industries, ESAB Holdings Ltd. and T&N Plc.
Director Independence
Our board of directors consists of six members. Our board of directors consists of a majority of independent directors and committees of our board of directors consist solely of independent directors, as required by NASDAQ listing standards. Our board of directors has determined that the following directors are independent: Harold Covert, Penelope Herscher, Martin Kaplan, Brian Lillie and Samuel Thomas.
Committees of the Board of Directors
Our board of directors consists of an audit committee, a compensation committee, and a governance committee. Each of these committees is comprised entirely of independent directors, as required by NASDAQ listing standards. Each of these committees operates under a written charter adopted by our board of directors, which is available under the Investors tab on our website at www.lumentum.com.
Audit Committee
The members of our audit committee are Mr. Covert, who serves as chairperson, and Messrs. Kaplan and Lillie. Each member is an independent director as defined in NASDAQ listing standards, and satisfies the additional criteria for independence for audit committee members set forth in Rule 10A-3(b)(1) under the Exchange Act and is financially literate as prescribed by NASDAQ listing standards. Mr. Covert qualifies as an “audit committee financial expert” under SEC rules.

Our audit committee oversees our accounting and financial reporting processes and audits of our consolidated financial statements. Our audit committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm, including evaluating its independence and reviewing its performance. In addition, our audit committee is responsible for reviewing and discussing the annual audit plan with our independent registered public accounting firm, reviewing our annual consolidated financial statements, our interim consolidated financial statements, our internal control over financial reporting, and our accounting practices and policies. Furthermore, our audit committee oversees our internal audit function, reviews and approves our annual internal audit plan, reviews with management our risk assessment and risk management policies and procedures, reviews and approves or disapproves any proposed transactions required to be disclosed by Item 404 of Regulation S-K, and reviews legal and regulatory matters. Our audit committee also reviews the results of the year-end audit with the independent registered public accounting firm and recommends to our board of directors whether the financial statements should be included in our annual reports. Additionally, our audit committee prepares our audit committee report to be included in the annual proxy statement. Our audit committee also performs other functions or duties, within the scope of its responsibilities, as deemed appropriate by our audit committee or our board of directors.
Our audit committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.
Compensation Committee

The members of our compensation committee are Ms. Herscher, who serves as chairperson, and Messrs. Covert and Thomas. Each member is an independent director as defined in NASDAQ listing standards, including the enhanced independence requirements applicable to compensation committee members.

Our compensation committee oversees, provides guidance with respect to, and reviews and approves as appropriate, our overall compensation policies, structure and programs for our employees and officers. Our compensation committee reviews and approves our executive compensation programs and is responsible for reviewing the compensation of our executive officers and determining the nature and amount of the various components of such compensation, including adjustments to annual base salary and the establishment of the applicable performance goals under our annual management incentive bonus plan and the specific bonus amount for each potential level of goal attainment. Our compensation committee authorizes and approves the granting of stock options and other equity incentive awards under our equity incentive plans.

Our compensation committee approves all employment agreements, severance or termination arrangements and other compensatory contracts or arrangements made with our executive officers other than our chief executive officer. Our compensation committee performs other functions or duties as may be assigned to it under the terms of any executive compensation or equity-based benefit plan or as otherwise deemed appropriate by our board of directors.

Our board of directors makes all decisions regarding the cash and equity compensation of our chief executive officer, although our compensation committee makes recommendations to our board of directors concerning our CEO’s compensation and reviews and recommends to our board of directors for approval corporate goals and objectives relevant to our CEO’s compensation. With respect to all other executive officers, our compensation committee reviews and approves their compensation, taking into account the recommendations of our chief executive officer who annually reviews the performance of the other executive officers and then presents to our compensation committee the conclusions reached and the recommendations for their compensation based on those reviews. Mr. Lowe recuses himself from all decisions regarding his own compensation.

Our compensation committee has the authority to retain the services of independent counsel, consultants, or other advisors, including an independent compensation consulting firm, in connection with its responsibilities in setting compensation for our executive officers. Our compensation committee may form subcommittees and delegate such authority as the compensation committee deems appropriate, subject to any restrictions imposed by law or listing standard.

Governance Committee

The members of our governance committee are Ms. Herscher, Mr. Kaplan, who serves as chairperson, and Mr. Lillie. Each member is an independent director as defined in NASDAQ listing standards.

Our governance committee is responsible for developing, and annually updating, a long-term plan for composition of our board of directors that takes into consideration the current strengths, weaknesses, skills and experience on our board of directors, anticipated retirement dates and our strategic direction. Our governance committee develops recommendations regarding the essential and desired skills and experiences for potential directors.
Our governance committee is responsible for recommending nominees for election as directors in accordance with our director nomination process and selection criteria. Our governance committee is also responsible for assisting our board of directors with regard to the composition, structure and procedures of our board of directors and its committees, including by reviewing and making recommendations to our board of directors regarding the orientation and ongoing performance and development of our directors, continuing education programs and evaluation programs. Our governance committee also oversees the evaluation of our board of directors and its committees and annually nominates the chairman of the board of directors. In addition, our governance committee is responsible for reviewing annually the charters of our board of directors and board committees to ensure compliance with applicable laws and regulations, as well as reviewing annually the independence of our board of directors and board committees.
Code of Business Conduct
The Company has adopted a code of ethics (known as the Code of Business Conduct) which is applicable to all employees, officers and directors of the Company. The full text of the Code of Business Conduct is available under Corporate Governance which can be found under the Investors tab on the Company's website at www.lumentum.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NASDAQ. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file.
No filings on Form 3, 4, 5 were required in our fiscal year ended June 27, 2015, as we became a public company in August 2015 after the end of our most recently completed fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION
During our fiscal year ended June 27, 2015, we were a wholly-owned subsidiary of Viavi. The information presented in this section describes the compensation of our employees who serve as our chief executive officer and our two other most highly compensated employees, based on compensation paid by Viavi for the fiscal year ended June 27, 2015 (collectively, our “named executive officers” or our “NEOs”).
Our NEOs and their titles are as follows:

•	Alan Lowe, President and Chief Executive Officer

•	Craig Cocchi, Senior Vice President, Operations

•	Vincent Retort, Senior Vice President, Research and Development
Summary Compensation Table
The following table provides certain summary information concerning the compensation paid by Viavi for the fiscal years ended June 28, 2014 and June 27, 2015 to our NEOs. Position titles refer to each NEO's current title at Lumentum.

Name and Principal Position	Year	Salary ($)	Stock Award ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Alan Lowe
President and Chief Executive Officer	2015	562,000	1,195,001	205,135	4,000	1,966,136
	2014	555,231	1,725,200	175,683	4,000	2,460,114
Craig Cocchi
Senior Vice President, Operations	2015	319,808	564,638	82,050	4,000	970,496
	2014	305,368	575,068	77,168	4,000	961,604
Vincent Retort
Senior Vice President, Research and Development	2015	338,077	677,565	86,641	4,000	1,106,283
	2014	318,846	718,834	80,384	4,000	1,122,064

(1)
Amounts shown do not reflect compensation actually received by the NEO. Instead, the amounts shown are the grant date fair value in the period presented as determined pursuant to stock-based compensation accounting rule FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to calculate these amounts are set forth under “Note 11. Stock Based Compensation” in this Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

(2)	All non-equity incentive plan compensation for fiscal years 2014 and 2015 was paid pursuant to the JDSU Variable Pay Plan.

(3)	All amounts represent 401(k) matching or 401(k) contributions by Viavi.

Variable Pay Plan
During each of fiscal years 2014 and 2015, Viavi utilized a single cash incentive program for the majority of its employees globally, including its named executive officers, known as the Variable Pay Plan (“VPP”). Under the VPP, incentive bonuses were determined based on a quarterly operating income metric, and paid semi-annually. Each participant in the VPP was assigned a target incentive opportunity (“TIO”) equal to a percentage of his or her base salary, based upon the individual’s grade level within Viavi.
For fiscal year 2015, the assigned TIO for Mr. Lowe was 85%, and the assigned TIO for Mr. Cocchi and Mr. Retort was 60%. For fiscal year 2014, the assigned TIO for Mr. Lowe was 75% and the assigned TIO for Mr. Cocchi and Mr. Retort was 60%. The actual cash incentive payments awarded to each employee annually under each VPP was subject to adjustment 0% to 200% of each employee’s assigned TIO, depending on Viavi’s achievement of its operating income target. Additionally, the actual incentive payment awarded to all employees within any individual operating segment participating in each VPP was subject to adjustment lower or higher by up to 15% based upon the discretion of the chief executive officer of Viavi, although any adjustment that would affect the chief executive officer must be approved by the independent members of Viavi's board of directors, any adjustment that would affect the other named executive officers must be approved by Viavi's compensation committee.
Actual incentive payments awarded to Mr. Lowe, Mr. Cocchi and Mr. Retort in each of fiscal years 2014 and 2015 are indicated in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Market Stock Units
During each of fiscal years 2014 and 2015, Viavi granted RSUs with market conditions, also known as MSUs, to executive officers, including our named executive officers. Each unit represents a right to receive one share of common stock upon vesting. When granting MSUs, the Viavi compensation committee assigned a target number of units to each award. MSUs vest over three or four years, and the number of units actually earned on each vesting date was determined by comparing Viavi’s total stockholder return (“TSR”) for the relevant period to the TSR of the component companies of the NASDAQ Telecommunications Index (the “Index”) on a straight-line scale from 0% to 150% as described in the following table.

Relative Performance	Percent of Target Award Vesting
Viavi TSR below 25th percentile	0%
Viavi TSR at 25th percentile	50%
Viavi TSR at 50th percentile	100%
Viavi TSR at or above 75th percentile	150%
TSR is initially calculated for a baseline period, which for grants made in fiscal year 2014 was July 15, 2013 through September 15, 2013 (the “Initial Measurement Period”). Vesting is then determined by comparing the TSR during each of the next three July 15 through September 15 measurement periods against the Initial Measurement Period.
The target number of units subject to MSU awards held by Mr. Lowe, Mr. Cocchi and Mr. Retort are shown in the Outstanding Equity Awards At Fiscal-Year End Table.
In connection with the Separation, the 2015 measurement period, as well as the vesting and performance goals applicable to the remaining Lumentum MSU awards were adjusted by the compensation committee of our board of directors. For a discussion of these adjustments, see the section entitled "-Treatment of Equity Awards at Separation-Market Stock Units."

Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information regarding outstanding equity awards and applicable market values at the end of fiscal year 2015. All references in the following table to stock options and restricted stock units relate to awards granted by Viavi in respect of Viavi common shares. In connection with the Separation, these stock options and restricted stock units were converted into Lumentum stock options and restricted stock units, subject to the adjustments described below in the section entitled “-Treatment of Equity Awards at Separation.”

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Name	Exercisable		Unexercisable
Alan Lowe	36,667	(2)	__		5.87	8/15/2017
	18,334	(2)	__		5.87	8/15/2017
	36,250	(2)	__		10.27	8/15/2018
	72,500	(2)	__		10.27	8/15/2018
							5,444	(3)	65,382
							25,125	(3)	301,751
							50,000	(3)	600,500
										21,667	(4)	260,221
										40,000	(4)	480,400
										50,000	(4)	600,500
Craig Cocchi	26,667	(2)	__		3.56	2/15/2017
	60,000	(2)	__		10.27	8/15/2018
	18,750	(2)	__		25.05	2/15/2019
	__		37,500	(5)	25.05	2/15/2019
							2,094	(3)	25,149
							8,375	(3)	100,584
							23,625	(3)	283,736
										8,334	(4)	100,091
										13,334	(4)	160,141
										23,625	(4)	283,736
Vince Retort	45,000	(2)	__		10.27	8/15/2018
	18,750	(2)	__		25.05	2/15/2019
	__		37,500	(5)	25.05	2/15/2019
							2,513	(3)	30,181
							10,469	(3)	125,733
							28,350	(3)	340,484
										10,000	(4)	120,100
										16,667	(4)	200,171
										28,350	(4)	340,484

(1)	Amounts reflecting market value of RSUs are based on the price of $12.01 per share, which was the closing price of Viavi's common stock as reported on NASDAQ on June 26, 2015.

(2)	Fully vested stock option.

(3)	Time-based RSUs that vest 1⁄3 of the awarded units on the first anniversary of the grant date and the remainder of the units in equal quarterly installments for two years thereafter.

(4)
MSUs that vest in three annual tranches based upon our TSR relative to the performance of the component companies of the Index over the three-year period. The actual number of shares that vest range from 0% to 150% of the target amount for each vesting tranche. The number of MSUs disclosed in the table above reflects vesting at 100% of the target amount.

(5)
Stock options with market conditions granted on February 15, 2011, which vest 1/4 of the awarded options on the first anniversary of the grant date and the remainder of the awarded options in equal quarterly installments for three years thereafter. The options become exercisable upon the latter to occur of (i) the vesting schedule noted in the previous sentence and (ii) the appreciation of the price of the common stock such that it will have traded at a minimum of a 25% premium to the exercise price of the options for at least 30 consecutive trading days.

Each of the options and other equity awards reflected in the above table were issued under the JDS Uniphase Corporation Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”).
Payments Upon a Termination or Change of Control
2015 Change in Control Benefits Plan
On April 14, 2015, the board of directors of Viavi approved the Lumentum 2015 Change in Control Benefits Plan (the “Lumentum CIC Plan”) to provide certain severance and other benefits to eligible executives employed by Lumentum or its subsidiaries whose employment is terminated as a result of or following a change in control of Lumentum occurring after the spin-off. A change in control of Lumentum includes the acquisition by any person of more than 50% of the fair market value or voting power of outstanding Lumentum voting stock, a merger of Lumentum unless the Lumentum stockholders retain more than 50% of the voting power of the securities of the surviving entity and the Lumentum directors constitute a majority of the surviving entity’s board of directors, or sale of substantially all of the assets of Lumentum.
Eligible executives are those employed in the United States or Canada who are (a) at the level of Senior Vice President or above and who (i) hold one or more of the following positions or their functional equivalents: Chief Financial Officer, Chief Administrative Officer, Chief Legal Officer, Chief Information Officer, Chief Marketing Officer, Chief Research & Development Officer, Chief Operations Officer, Global Sales Officer and the senior executive responsible for Human Resources, or (ii) are designated in writing by the Chief Executive Officer as being an eligible executive, subject to subsequent review and ratification by the compensation committee at its discretion, or (b) are at the level of Vice President or above and who hold the position of VP Laser Product Line Management, VP Optical Communications Product Line Management, VP Strategy and Corporate Development, or VP General Counsel.
The Lumentum CIC Plan provides that in the event of a qualifying termination, each of the eligible executives will be entitled to receive (i) accelerated vesting in full of any unvested equity awards held at the time of termination (including accelerated vesting of any performance-based awards at 100% of the target achievement level), (ii) a lump sum payment (less applicable tax and other withholdings) equal to two years’ base salary, and (iii) reimbursement of COBRA premiums for the lesser of 12 months or the maximum allowable COBRA period. A qualifying termination under the Lumentum CIC Plan is (i) any involuntary termination without cause or resignation for good reason during the period beginning upon the public announcement of an intent to consummate a change in control of Lumentum and ending 12 months following the consummation of the change in control, or (ii) any termination due to disability or death occurring within 12 months following a change in control of Lumentum.
Effective as of August 2, 2015, the compensation committee of our board of directors amended the Lumentum CIC Plan to provide that in the event an eligible executive's employment is terminated without "cause" or the eligible executive resigns for "good reason", in either case, occurring outside the date beginning on the public announcement of an intent to consummate a change in control of Lumentum and ending 12 months following the consummation of the change in control, the eligible executive will be entitled to receive (subject to the executive signing and not revoking a release of claims that become effective in accordance with the Lumentum CIC Plan) (i) accelerated vesting of any unvested Lumentum equity awards held at the time of termination as to the number of shares that otherwise would vest over the 9-month period following the termination date, (ii) a lump sum payment (less applicable tax and other withholdings) equal to 9 months of base salary, and (iii) reimbursement of COBRA premiums for the lesser of 9 months or the maximum allowable COBRA period.
The Lumentum CIC Plan will be administered by the compensation committee of our board of directors. It will terminate on June 30, 2018 if no change in control of Lumentum has occurred by that date.
2015 Equity Incentive Plan
Outstanding awards under the Lumentum Holdings Inc. 2015 Equity Incentive Plan (the “2015 Plan”) will terminate upon the consummation of a corporate transaction (as described below) except to the extent that they are continued by us or assumed by the successor entity or its parent. Except as otherwise provided by the award agreement, the vesting of an outstanding award will be accelerated in full if it is not continued by us or assumed or replaced by the successor entity or its parent in connection with a corporate transaction. The 2015 Plan provides that a corporate transaction includes (i) the sale of all or substantially all of our assets, (ii) the complete dissolution or liquidation of Lumentum, (iii) a merger or consolidation in which Lumentum is not the surviving entity, (iv) any reverse merger in which Lumentum is the surviving entity but in which securities possessing more than 40% of the total combined voting power of Lumentum’s outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger, or (v) the acquisition in a single or series of related transactions by any person or related group of persons of beneficial ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities.
Treatment of Equity Awards at Separation
Viavi has outstanding equity awards relating to its common stock in the form of stock options, RSUs and MSUs under its Amended and Restated 2003 Equity Incentive Plan and 2005 Acquisition Equity Incentive Plan (the “JDSU Equity Plans”). The JDSU Equity Plans require adjustments to outstanding Viavi equity awards in the event of certain transactions, including the distribution of our common stock in connection with the Separation.
Generally, Viavi equity awards held by our employees, including our named executive officers, immediately prior to the Separation were converted into awards for shares of our common stock under the 2015 Plan described below, with specific adjustments to these awards to reflect the Separation depending on the type of award. The following discussion describes the treatment of Viavi equity awards held by our employees, including our named executive officers, as set forth in the employee matters agreement as described under "Certain Relationships and Related Person Transactions". This treatment became effective as of the distribution date of shares of our common stock to Viavi stockholders in connection with the Separation (the "distribution date").
Service-Vesting Stock Options
Viavi options that vest based solely on their holder’s service and that were outstanding on the distribution date and held by our employees were converted into Lumentum options, without any changes to the original terms of the Viavi options, other than appropriate adjustments to the number of shares of our common stock subject to each Lumentum option and to the exercise price payable per share in order to preserve the economic value of the Viavi options immediately prior to the Separation.

Stock Options with Market Conditions
Certain outstanding Viavi options held by our employees prior to the Separation were scheduled to vest based upon the holder’s continued service with Viavi but would not become exercisable until Viavi’s common stock price exceeds a stated threshold for 30 consecutive trading days. These options were adjusted in the same manner described for service-vesting options, except that, for purposes of determining whether the share price requirement is satisfied during the 30 days following the distribution date, our share price (as adjusted to reflect the distribution) was combined with the Viavi share price.

Restricted Stock Units
Viavi RSUs held by our employees on the distribution date were converted into RSUs for shares of our common stock, without any changes to the original terms of the Viavi RSUs, other than appropriate adjustments to the number of shares of our common stock subject to the Lumentum RSU awards in order to preserve the economic value of these awards immediately prior to the Separation.

Market Stock Units
Viavi MSU awards held by our employees prior to the Separation were scheduled to vest based upon their holder’s continued service and the relative Viavi TSR in comparison to the TSR range of the companies included in the Index during a specified measurement period. Viavi MSU awards held by our employees on the distribution date were converted into Lumentum awards in the same manner described for Viavi MSUs.
In connection with the Separation and distribution, the compensation committee of our board of directors approved the following adjustments to the performance goals applicable to the outstanding, converted Lumentum MSU awards, including MSU awards held by our NEOs.

Original Viavi MSU Award	Vesting Terms of Converted Lumentum MSU Award
2012 Viavi MSU Award
The number of Lumentum MSUs that vest will be based on Viavi TSR relative to the performance of those companies in the Index measured over a 60-day period ending on July 31, 2015, with a vesting date of September 25, 2015

2013 Viavi MSU Award
For 50% of the unvested Viavi MSUs: the number of corresponding Lumentum MSUs that vest will be based on Viavi TSR relative to the performance of those companies in the Index  measured over a 60-day period ending on July 31, 2015, with a vesting date of September 25, 2015; and
For the remaining 50% of unvested Viavi MSUs: the number of corresponding Lumentum awards that vest will be based on Lumentum’s performance in fiscal year 2016 relative to a revenue target set by the compensation committee, with the holder being eligible to earn up to 150% of the target amount based on certain levels of achievement in excess of the revenue target. The vesting date will be September 25, 2016.

2014 Viavi MSU Award
For 1/3 of the unvested Viavi MSUs: the number of corresponding Lumentum MSUs that vest will be based on Viavi TSR relative to the performance of those companies in the Index  measured over a 60-day period ending on July 31, 2015, with a vesting date of September 25, 2016; and
For the remaining 2/3 of the unvested Viavi MSUs: the number of corresponding Lumentum awards that vest will be based on Lumentum’s performance in fiscal year 2016 relative to a revenue target set by the compensation committee, with the holder being eligible to earn up to 150% of the target amount based on certain levels of achievement in excess of the revenue target. The vesting dates will be September 25, 2016 (50% of any earned Lumentum awards) and September 25, 2017 (50% of any earned Lumentum awards).

Continued Service-Vesting
The service-vesting requirements in effect for each Viavi award held by our employees prior to the Separation remained unchanged in connection with the Separation from Viavi and are measured in terms of both service prior to the Separation and continued service with Lumentum after the Separation.
Director Compensation
Compensation for our non-employee directors ("Outside Directors") consists of a mix of cash and equity-based compensation that is competitive with the compensation paid to non-employee directors within our peer group.

The following sets forth the annual retainer, equity awards and committee premiums for our Outside Directors:

Equity Awards

Initial Award

Each Outside Director will be granted an initial award of RSUs with a grant date fair value equal to $200,000 (the “Initial RSU Award”). These awards will be granted on the date of the first meeting of our board of directors or compensation committee occurring on or after the date on which the individual first became an Outside Director. The Initial RSU Award will vest in three annual installments from the commencement of the individual’s service as an Outside Director, subject to continued service as a director through the applicable vesting date. If a director’s status changes from an employee director to an Outside Director, he or she will not receive an Initial RSU Award.

Annual Awards

On the date of each annual meeting of our stockholders, each Outside Director who has served on our board of directors for at least the preceding six months will be granted an award of RSUs with a grant date fair value equal to $175,000 (the “Annual RSU Award”). With respect to fiscal year 2016, we anticipate granting an Annual RSU Award to each of our eligible Outside Directors in December 2015, whether or not we hold an annual meeting of stockholders during such fiscal year.  The Annual RSU Award will vest upon the earlier of (i) the day prior to the next year’s annual meeting of stockholders or (ii) one year from grant, subject to continued service as a director through the applicable vesting date.

Severance Provisions for Equity Awards

Upon retirement of an Outside Director, all unvested RSUs will automatically vest in full. The treatment of unvested RSUs held by an Outside Director upon a change in control will be determined by the terms of the 2015 Plan.

Non-Employee Director Cash Compensation

Annual Fee
Each Outside Director will receive an annual cash retainer of $85,000 for serving on our board of directors (the “Annual Fee”), paid quarterly. In addition to the Annual Fee, the non-employee board chair will be entitled to an additional cash retainer of $60,000.

Committee Service
The chairpersons of the three standing committees of our board of directors will be entitled to the following annual cash retainers, paid quarterly:

Board Committee	Chairperson Fee
Audit Committee	$25,500
Compensation Committee	20,000
Governance Committee	15,000
Outside Director Compensation for Fiscal Year 2015
During fiscal 2015, we operated under Viavi as its subsidiary. Consequently, the Outside Directors did not receive any compensation for their service on our board of directors during fiscal 2015.
Indemnification of Directors and Officers
We have entered into indemnification agreements with each of our executive officers and directors. These agreements provide that, subject to limited exceptions and among other things, we will indemnify each of our executive officers and directors to the fullest extent permitted by law and advance expenses to each indemnitee in connection with any proceeding in which a right to indemnification is available. We have also obtained liability insurance for each director and officer for certain losses arising from claims or charges made against them while acting in their capacities as directors or officers of us.
Compensation Committee Interlocks and Insiders Participation
Our compensation committee consists entirely of independent directors that our board of directors has determined to be independent within the meaning of the NASDAQ listing standards. None of our compensation committee’s members are:

•	a current or former officer or employee of Lumentum;

•
a participant in a “related person” transaction occurring after July 3, 2011 (for a description of our policy on related-person transactions, see “Certain Relationships and Related Person Transactions-Procedures for Approval of Related Person Transactions”); or

•	an executive officer of another entity at which one of our executive officers serves on our board of directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth information about shares of Viavi’s common stock that may be issued under Viavi’s equity compensation plans, including compensation plans that were approved by Viavi’s stockholders as well as compensation plans that were not approved by Viavi’s stockholders. Information in the table is as of June 27, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,056,364	(1)	$2.46	13,393,993	(2)
Equity compensation plans not approved by security holders (3)	280,512	(3)	—	637,785	(4)
Total	11,336,876	(5)	$2.40	14,031,778

(1)
Represents shares of Viavi’s common stock issuable upon exercise of options and restricted stock units outstanding under Viavi’s 2003 Equity Incentive Plan. Excluding outstanding RSUs, which have no exercise price, as of June 27, 2015 there were options to purchase 2,507,364 shares outstanding at a weighted average exercise price of $10.84.

(2)
Represents shares of Viavi’s common stock authorized for future issuance under the following equity compensation plans: 2003 Equity Incentive Plan (under which 10,194,822 shares remain available for grant); Amended and Restated 1998 Employee Stock Purchase Plan (under which 3,199,171 shares remain available for grant).

(3)	Represents shares of Viavi’s common stock issuable upon exercise of options outstanding under Viavi's 2005 Acquisition Equity Incentive Plan.

(4)	Represents shares of Viavi's common stock authorized for future issuance under Viavi's 2005 Acquisition Equity Incentive Plan (under which 637,785 shares remain available for grant).

(5)	Excluding outstanding RSUs, which have no exercise price, as of June 27, 2015 there were options to purchase 2,507,364 shares outstanding at a weighted average exercise price of $10.84.

The following are descriptions of the material features of Viavi’s equity compensation plans that were not approved by its Stockholders:
Viavi's 2005 Acquisition Equity Incentive Plan
The Viavi Board of Directors adopted the 2005 Acquisition Equity Incentive Plan (the “2005 Plan”) in August 2005. The 2005 Plan is administered by Viavi's Compensation Committee. Pursuant to the 2005 Plan, the Compensation Committee may grant stock options, SARs, Dividend Equivalent Rights, Restricted Stock, Restricted Stock Units and Performance Units to employees (including directors and officers) of Viavi or any parent or subsidiary corporation of Viavi, or any other such entity in which Viavi holds a substantial ownership interest. Pursuant to NASDAQ listing rules regarding equity compensation plans not approved by security holders, Viavi only issued awards under the 2005 Plan to individuals joining Viavi as a result of acquisitions or related strategic transactions, and not for new grants to continuing employees of Viavi, nor to regular new hires. The 2005 Plan will continue in effect until terminated by the Viavi Board of Directors.
An aggregate of 2,800,000 shares were reserved for the grant of awards under the 2005 Plan. As of June 27, 2015, there were 637,785 shares remaining available for future grants under the 2005 Plan. Shares underlying awards that are forfeited, canceled or expired are not counted as having been issued under the 2005 Plan. Stock options and any awards intended to qualify as performance-based compensation issued under the 2005 Plan must have an exercise price of not less than 100% of the fair market value of Viavi’s Common Stock on the date of grant of the award. Awards are generally non-transferable. The term of all awards granted under the Plan shall not exceed eight years from the date of grant.

Security Ownership Information
As of August 22, 2015, there were 58,917,552 shares of our common stock outstanding. The following table reports the number of shares of our common stock beneficially owned as of August 22, 2015, by (i) all persons who are beneficial owners of five percent or more of our common stock, (ii) each director and named executive officers, and (iii) all current directors and executive officers as a group. We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of August 22, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 58,917,552 shares of our common stock outstanding as of August 22, 2015. Unless otherwise indicated, the address of each beneficial owner listed on the table below is c/o Lumentum Holdings Inc., 400 North McCarthy Boulevard, Milpitas, California, 95035.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned
5% or more Stockholders	Number	Percentage
Viavi Solutions, Inc.(1) 430 N. McCarthy Boulevard Milpitas, CA 95035	11,692,855	19.8%
Directors and Named Executive Officers
Alan Lowe (2)	170,752	*
Harold Covert (3)	8,262	*
Penny Herscher	10,157	*
Martin Kaplan	10,346	*
Brian Lillie	__	*
Samuel Thomas	__	*
Craig Cocchi (4)	72,538	*
Vince Retort (5)	56,222	*
All directors and executive officers as a group (11 persons) (6)	338,841	*

* Indicates ownership of less than 1% of our common stock.

(1)	Includes 11,692,855 shares retained by Viavi in connection with the Separation.

(2)
Includes (i) 89,389 shares subject to stock options currently exercisable or exercisable within 60 days of August 22, 2015 and (ii) 28,027 RSUs which vest within 60 days of August 22, 2015, all of which are restricted stock unit awards which we refer to as market stock units ("MSUs"). MSUs are reported at 100% of the target number of shares scheduled to vest within 60 days of August 22, 2014. Details of the conditions and terms under which the MSUs will vest are described in the section entitled "Executive Compensation - Outstanding Equity Awards at Fiscal Year End Table".

(3)	Includes 886 shares subject to stock options currently exercisable or exercisable within 60 days of August 22, 2015.

(4)
Includes (i) 58,546 shares subject to stock options currently exercisable or exercisable within 60 days of August 22, 2015 and (ii) 11,385 RSUs which vest within 60 days of August 22, 2015, all of which are MSUs. MSUs are reported at 100% of the target number of shares scheduled to vest within 60 days of August 22, 2015. Details of the conditions and terms under which the MSUs will vest are described in the section entitled "Executive Compensation - Outstanding Equity Awards at Fiscal Year End Table".

(5)
Includes (i) 34,800 shares subject to stock options currently exercisable or exercisable within 60 days of August 22, 2015 and (ii) 13,783 RSUs which vest within 60 days of August 22, 2015, all of which are MSUs. MSUs are reported at 100% of the target number of shares scheduled to vest within 60 days of August 22, 2015. Details of the conditions and terms under which the MSUs will vest are described in the section entitled "Executive Compensation - Outstanding Equity Awards at Fiscal Year End Table".

(6)
Includes (i) 182,621 shares subject to stock options currently exercisable or exercisable within 60 days of August 22, 2015 and (ii) 57,436 RSUs which vest within 60 days of August 22, 2015, all of which are MSUs. MSUs are reported at 100% of the target number of shares scheduled to vest within 60 days of August 22, 2015. Details of the conditions and terms under which the MSUs will vest are described in the section entitled "Executive Compensation - Outstanding Equity Awards at Fiscal Year End Table".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Agreements with Viavi
On July 31, 2015, we entered into a separation agreement with Viavi as well as various other ancillary agreements in order to effect the Separation and provide a framework for our relationship with Viavi after the Separation, including a contribution agreement, a membership interest transfer agreement, a supply agreement, a tax matters agreement, an employee matters agreement, an escrow agreement, an intellectual property matters agreement, stockholder’s and registration rights agreement, and the local transfer documents executed in connection with the Separation. These agreements provide for the allocation between us and Viavi of Viavi’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Separation and will govern certain relationships between us and Viavi after the Separation. Additionally, we entered into a securities purchase agreement with Viavi and Amada relating to the sale of Lumentum Inc.’s Series A Preferred Stock by Viavi to Amada. Certain agreements were filed as exhibits to this Annual Report on Form 10-K for the fiscal year ended June 27, 2015.
The following summaries of each of the agreements listed above are qualified in their entireties by reference to these agreements, which are incorporated by reference into this Annual Report on Form10-K.
The Contribution Agreement
Transfer of Assets and Assumption of Liabilities
On July 31, 2015, we entered into a contribution agreement with Viavi, which identifies the assets transferred, the liabilities assumed and the contracts assigned to each of Lumentum and Viavi, and it provides for when and how these transfers, assumptions and assignments will occur. In particular, the contribution agreement provides that, among other things, subject to the terms and conditions contained therein:

•	all assets primarily used by our business, which are referred to as “Lumentum Assets,” are transferred to us, including, among others:

•	manufacturing facilities located in San Jose, California and Bloomfield, Connecticut;

•	R&D facilities primarily located in the United States, Canada, China and Switzerland;

•	contracts (or portions thereof) related to our business;

•	intellectual property related to our business;

•	rights and assets expressly allocated to us pursuant to the terms of the separation agreement or certain other agreements entered into in connection with the Separation; and

•	other assets that are included in our pro forma balance sheet.

•	certain liabilities primarily related to our business or the Lumentum Assets, which are referred to as the “Lumentum Liabilities,” were also transferred;

•
all of the assets and liabilities (including whether accrued, contingent or otherwise) other than the Lumentum Assets and the Lumentum Liabilities (such assets and liabilities referred to as the “JDSU Assets” and the “JDSU Liabilities,” respectively) were retained by or transferred to Viavi; and

•	certain contingent liabilities, unless specifically attributable to either us or Viavi, will be allocated between the two parties according to a formula to be agreed upon by the two parties.
Except as expressly set forth in the contribution agreement or any ancillary agreement, neither we nor Viavi make any representation or warranty as to the assets, business or liabilities transferred or assumed as part of the contribution, as to any approvals or notifications required in connection with the transfers, as to the value of or the freedom from any security interests of any of the assets transferred, as to the absence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset of either our subsidiaries or Viavi or as to the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset or thing of value to be transferred in connection with the Separation. All assets are transferred on an “as is,” “where is” basis and the respective transferees will bear the economic and legal risks that any conveyance will prove to be insufficient to vest in the transferee good title, free and clear of all security interests, and that any necessary approvals or notifications are not obtained or made or that any requirements of laws or judgments are not complied with.

Information in this Annual Report on Form 10-K with respect to the assets and liabilities of the parties distributed in connection with the Separation is presented based on the allocation of such assets and liabilities pursuant to the separation agreement and the ancillary agreements, unless the context otherwise requires. The contribution agreement provides that, in the event that the transfer or assignment of certain assets and liabilities to Lumentum Operations LLC or Viavi, as applicable, does not occur prior to the contribution, then until such assets or liabilities are able to be transferred or assigned, Lumentum Operations LLC or Viavi, as applicable, will hold such assets on behalf and for the benefit of the other party and will pay, perform and discharge such liabilities in the ordinary course of business, provided that the other party will advance or reimburse Lumentum Operations LLC or Viavi, as applicable, for any payments made in connection with the maintenance of such assets or the performance and discharge of such liabilities.
The Membership Interest Transfer Agreement
On July 31, 2015, Viavi and Lumentum Inc. entered into a membership interest transfer agreement which provided that Viavi would transfer all of the membership interests in Lumentum Operations LLC, which holds what was historically Viavi's CCOP business assets and associated liabilities, to Lumentum Inc. in exchange for all of the issued and outstanding common stock, Series A Preferred Stock (which Viavi subsequently sold to Amada) and Series B Preferred Stock of Lumentum Inc.
The Separation and Distribution Agreement
Contribution of Operating Subsidiary Common Stock and Series B Preferred Stock
On July 31, 2015, we entered into a separation agreement with Viavi that provided that Viavi would contribute all of the issued and outstanding common stock and Series B Preferred Stock of Lumentum Inc., which holds all of the membership interests in Lumentum Operations LLC, which in turn holds what was historically Viavi's CCOP business assets and associated liabilities, to us.

The Cash Contribution
The separation agreement provides that, prior to the distribution, Viavi will make a cash contribution to Lumentum in an amount equal to $127.0 million so that our total cash amount will be $137.6 million.

The Distribution
The separation agreement also governs the rights and obligations of the parties regarding the distribution. On July 31, 2015, after giving effect to Viavi’s retention of 19.9% of our common stock, Viavi distributed to its stockholders that held shares of Viavi common stock as of July 27, 2015 the remaining 80.1% of the issued and outstanding shares of our common stock on a pro rata basis. Viavi stockholders received cash in lieu of any fractional shares of our common stock.

Conditions to the Distribution
The separation agreement provides that the distribution was subject to satisfaction (or waiver by Viavi) of certain conditions. Viavi had the sole and absolute discretion to determine (and change) the terms of, and to determine whether to proceed with, the distribution and to determine the record date for the distribution, the distribution date and the distribution ratio.

Termination of Arrangements and Agreements between us and Viavi
The separation agreement provides that all agreements, arrangements, commitments or understandings as to which there are no third parties and that are between us, on the one hand, and Viavi, on the other hand, as of July 31, 2015, will be terminated as of the distribution, except for the separation agreement and the ancillary agreements, certain shared contracts and other arrangements specified in the separation agreement. The separation agreement also provides that at or prior to July 31, 2015, all bank and brokerage accounts owned by us were de-linked from the Viavi accounts.

Releases
The contribution agreement provides that we and our affiliates will release and discharge Viavi and its affiliates from all liabilities to the extent existing or arising from any acts and events occurring or failing to occur, and all conditions existing, prior to the effective time of the contribution, including in connection with the implementation of the contribution, except as expressly set forth in the contribution agreement. The separation agreement provides that Viavi and its affiliates will release and discharge us and our affiliates from all liabilities to the extent existing or arising from any acts and events occurring or failing to occur, and all conditions existing, prior to the effective time of the contribution, including in connection with the implementation of the contribution, except as expressly set forth in the contribution agreement.

These releases do not extend to obligations or liabilities under any agreements between the parties that remain in effect following the contribution, which agreements include, but are not limited to, the contribution agreement, the supply agreement, the tax matters agreement, the employee matters agreement, the intellectual property matters agreement, the escrow agreement and the local transfer documents executed in connection with the Separation.

Indemnification
In the contribution agreement, we agree to indemnify, defend and hold harmless Viavi, each of its affiliates and each of their respective directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	any Lumentum Liabilities;

•
the failure of on our part to pay, perform or otherwise promptly discharge any Lumentum Liabilities or Lumentum contracts, in accordance with their respective terms, whether prior to or after the effective time of the distribution;

•	any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by Viavi for our benefit, unless related to a JDSU Liability;

•
any breach by us of the contribution agreement or any of the ancillary agreements or any action by us in contravention of our amended and restated certificate of incorporation or amended and restated bylaws; and

•
any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the registration statement of which the information statement dated as of July 16, 2015 related to the Separation forms a part (the "Information Statement"), the Information Statement (as amended or supplemented) or any other disclosure document that describes the Separation, the contribution or the distribution or primarily relates to the transactions contemplated by the contribution agreement, other than any such statement or omission specifically relating to the JDSU Assets, the JDSU Liabilities or Viavi or its subsidiaries (other than us and our subsidiaries).

Viavi agrees to indemnify, defend and hold us harmless, along with each of our affiliates and all respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from:

•	the JDSU Liabilities;

•
the failure of Viavi or any of its subsidiaries, other than us, to pay, perform or otherwise promptly discharge any of the JDSU Liabilities, in accordance with their respective terms, whether prior to or after the effective time of the distribution;

•
any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by us for the benefit of Viavi, unless related to a Lumentum Liability;

•	any breach by Viavi or any of its subsidiaries, other than us, of the contribution agreement or any of the ancillary agreements; and

•
any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to information contained in the registration statement of which the Information Statement forms a part, the Information Statement (as amended or supplemented) or any other disclosure document that describes the Separation or the distribution or primarily relates to the transactions contemplated by the contribution agreement, but only to the extent specifically relating to the JDSU Assets, the JDSU Liabilities or Viavi or its subsidiaries (other than us and our subsidiaries).

The contribution agreement also establishes procedures with respect to claims subject to indemnification and related matters. Indemnification with respect to taxes will be governed solely by the tax matters agreement. Neither party’s indemnification obligations are subject to maximum loss clauses.

Legal Matters

Each party to the contribution agreement generally will assume the liability for, and control of, all pending and threatened legal matters primarily related to its own business, and indemnify the other party for any liability arising out of or resulting from such assumed legal matters.

Insurance
The contribution agreement provides for the allocation between the parties of rights and obligations under existing insurance policies with respect to occurrences prior to the distribution and sets forth procedures for the administration of insured claims. In addition, the separation agreement allocates between the parties the right to proceeds and the obligation to incur certain deductibles under certain insurance policies.

Further Assurances
In addition to the actions specifically provided for in the contribution agreement, we and Viavi agree to use commercially reasonable efforts, prior to, on and after the distribution date, to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws, regulations and agreements to consummate and make effective the transactions contemplated by the separation agreement and the ancillary agreements.

Dispute Resolution
The contribution agreement contains provisions that govern, except as otherwise provided in certain ancillary agreements, the resolution of disputes, controversies or claims that may arise between us and Viavi related to such agreements, and the contribution. These provisions contemplate that efforts will be made to resolve disputes, controversies and claims first by escalation of the matter to our senior management or Viavi senior management, before availing themselves of any other remedies. The parties may also jointly select a mediator, whose opinion shall be strictly advisory and nonbinding, to assist them in their discussions and negotiations.

Expenses
Except as expressly set forth in the separation agreement or in any ancillary agreement, Viavi will be responsible for payment of all out-of-pocket fees, costs and expenses incurred in connection with the Separation and distribution prior to July 31, 2015, including costs and expenses relating to legal and tax counsel, financial advisors and accounting advisory work related to the Separation and distribution. Except as expressly set forth in the separation agreement or in any ancillary agreement, or as otherwise agreed in writing by us and Viavi, all such fees, costs and expenses incurred in connection with the Separation and distribution after the effective time of the distribution will be paid by the party incurring such fee, cost or expense.

Other Matters
Other matters governed by the separation agreement and certain ancillary agreements include access to financial and other information, confidentiality, access to and provision of witnesses and records, certain environmental matters and treatment of outstanding guarantees.

Termination
The separation agreement provides that it may be terminated, and the Separation and distribution may be abandoned, at any time prior to the effective time of the distribution in the sole discretion of Viavi without the approval of any person, including our stockholders or Viavi’s stockholders. In the event of a termination of the separation agreement, no party, nor any of its directors or officers, will have any liability of any kind to the other party or any other person. After the effective time of the distribution, the separation agreement may not be terminated except by an agreement in writing signed by us and Viavi.
Tax Matters Agreement
On July 31, 2015, we entered into a tax matters agreement with Viavi that will govern the respective rights, responsibilities and obligations of Viavi and us after the distribution with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other taxes and related tax returns. The tax matters agreement generally will provide that all tax liabilities of Viavi resulting from the failure of the spin-off to qualify as tax-free shall be apportioned between Viavi and us, except that such tax liabilities incurred as a result of an action, omission or breach of certain covenants shall be allocated to us. The tax matters agreement will provide for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business and may discourage or delay a change of control that you may consider favorable. Though valid as between the parties, the tax matters agreement will not be binding on the tax authorities. As a wholly-owned subsidiary of Viavi, we have (and will continue to have following the distribution) several liability with Viavi to the IRS and certain state tax authorities for the consolidated U.S. federal and combined state and local income taxes of the Viavi consolidated group relating to the taxable periods in which we were part of that group.
Employee Matters Agreement
On July 31, 2015, we also entered into an employee matters agreement with Viavi to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits arrangements, and other related matters in connection with the contribution. The employee matters agreement provides that employees engaged in the Lumentum business will transfer to Lumentum and employees engaged in the Viavi business will remain with or transfer to Viavi, as applicable.
The employee matters agreement also provides that generally, liabilities relating to Lumentum employees will transfer to Lumentum and liabilities relating to Viavi employees will remain with Viavi.

Compensation and Benefits Plans
Generally and subject to certain exceptions, Lumentum will provide its employees with compensation and benefit plans that are substantially similar to the corresponding Viavi compensation and benefit plans. Lumentum will credit each employee with service to Viavi prior to the contribution for all purposes under the Lumentum benefit plans to the same extent such service was recognized by Viavi for similar purposes and so long as such crediting does not result in a duplication of benefits.

Retirement and Deferred Compensation Programs
Lumentum has established a qualified defined contribution retirement plan for allocated employees. In connection with the contribution, assets, liabilities and account balances (as applicable) of Lumentum employees contained in the Viavi qualified defined contribution retirement plan may either be transferred to Lumentum or Lumentum plans, as applicable or if permitted under the terms of the plan be distributed to Lumentum employees. Viavi plans will retain assets, liabilities and account balances of Viavi employees. As soon as practicable following the distribution, Lumentum expects to establish a non-qualified deferred compensation plan to which the assets allocated to Lumentum employees participating in the Viavi non-qualified deferred compensation plan will be transferred.

Welfare Plans
With regard to certain specified account based medical benefits, we assumed liability for claims that may be made by Lumentum employees for services performed following the Separation.

Equity Compensation Awards
The employee matters agreement provides for the treatment, as of the distribution, of all outstanding awards granted under Viavi’s equity award plans. Viavi equity awards held by our employees prior to the distribution were converted into awards relating to shares of our common stock and adjusted to reflect the distribution in order to preserve their economic value, as described in the section entitled “Executive Compensation-Treatment of Equity Awards at Separation.”
Intellectual Property Matters Agreement
On July 31, 2015, we entered into an intellectual property matters agreement with Viavi pursuant to which (i) Viavi conveyed to us the intellectual property rights and technology primarily used in the Lumentum business, and (ii) Viavi licensed to us certain intellectual property and technology owned or controlled by Viavi. We also licensed to Viavi certain intellectual property and technology owned or controlled by us. In addition, Viavi granted us a transitional, non-exclusive license to use certain of Viavi’s marks in connection with our corporate identity materials, licensed products, collateral material and marketing materials.
We entered into non-compete restrictions with Viavi that appropriately restrict each of (i) Lumentum from the manufacture, supply, distribution, sale, support (including consulting and other services) and maintenance of any products or services in certain Viavi markets; and (ii) Viavi from the manufacture, supply, distribution, sale, support (including consulting and other services) and maintenance of any products or services in certain Lumentum markets.
Stockholder’s and Registration Rights Agreement
On July 31, 2015, we entered into a stockholder’s and registration rights agreement with Viavi pursuant to which we agreed that, upon the request of Viavi, we will effect the registration under applicable federal and state securities laws of the shares of our common stock retained by Viavi after the distribution. In addition, Viavi will grant us a proxy to vote the shares of our common stock that Viavi retains immediately after the distribution in proportion to the votes cast by our other stockholders. This proxy, however, will be automatically revoked as to a particular share upon any sale or transfer of such share from Viavi to a person other than Viavi, and neither the voting agreement nor the proxy will limit or prohibit any such sale or transfer.
Securities Purchase Agreement
Only July 31, 2015, we entered into a securities purchase agreement with Viavi, Lumentum Inc., and Amada pursuant to which Viavi, on August 19, 2015, sold 35,805 shares of Lumentum Inc.’s nonvoting Series A Preferred Stock to Amada for $35.8 million.
The Series A Preferred Stock may be converted into shares of our common stock commencing on the second anniversary of the closing of the securities purchase (absent a change of control of us or similar event) using a conversion price calculated equal to 125 percent of the volume weighted average price per share of our common stock in the five “regular-way” trading days following the spin-off. The Series A Holders will be entitled to certain demand and “piggyback” registration rights.
Cumulative senior dividends on the Series A Preferred Stock will accrue at the annual rate of 2.5 percent, but will be paid only when and if declared by our board of directors. If Lumentum Inc. is in arrears on the payment of dividends to the Series A Preferred Stock stockholders, (i) Lumentum Inc. will not be able to pay any dividends, subject to certain exceptions, and (ii) we will not be able to make any distribution on or repurchase of our common stock.
The Series A Preferred Stock is senior to all other classes or series of capital stock of Lumentum Inc. Lumentum Inc. is prohibited from issuing any capital stock ranking senior to the Series A Preferred Stock without the prior consent of the holders of a majority of the Series A Preferred Stock. The Series A Preferred Stock may be redeemed by us upon the third anniversary of the date of issuance or the preferred stockholders may cause us to redeem the Series A Preferred Stock upon the fifth anniversary of the date of issuance.
Supply Agreement
On July 31, 2015, we entered into a supply agreement with Viavi pursuant to which Viavi will supply test equipment to Lumentum and Lumentum will supply components related to the metro, fiber, and optical product lines and development services related to smart transceivers to Viavi. All products will be sold with warranties that are consistent with Viavi’s practices prior to July 31, 2015.
Escrow Agreement
On July 31, 2015, we entered into an escrow agreement with Viavi and an independent third-party escrow agent pursuant to which the escrow agent will maintain a copy of certain information that is considered confidential to us and Viavi. The escrow agent will release some or all of such confidential information to us or Viavi upon certain conditions, including to the extent that either of us require access to such information to respond to a governmental or regulatory investigation, litigation or other proceeding related to such information and each of us will be subject to customary restrictions on use or disclosure of such information other than as permitted by the escrow agreement.
Other Relationships and Related Person Transactions
Jeff von Richter is a Supply Chain Manager at Lumentum, and was employed by Viavi since 2013. Mr. von Richter is the brother-in-law of Alan Lowe, our president and chief executive officer. For the fiscal year ended June 27, 2015, Mr. von Richter’s total compensation, including salary, bonus, 401(k) matching and the amount of stock-based compensation determined pursuant to accounting rule FASB ASC Topic 718, excluding the effect of estimated forfeitures, was approximately $180,000. Mr. von Richter will also be eligible to participate in employee benefit plans generally available to our employees.
Procedures for Approval of Related Person Transactions
On August 3, 2015, our board of directors adopted a written policy under which our audit committee must review and approve or disapprove of all related person transactions that are required to be disclosed under SEC Regulation S-K, Item 404(a), unless such transaction has otherwise been approved by a comparable committee or our entire board of directors. Prior to entering into a transaction with our company, directors and executive officers (and their family members) and stockholders who beneficially own more than 5% of our common stock are required to make full disclosure of all facts and circumstances to our legal department. The legal department will then determine whether such transaction requires the approval of our audit committee. Our audit committee will consider all of the relevant facts available, including (if applicable) but not limited to: the benefits to us; the impact on a director’s independence in the event the person in question is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder, or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. Our audit committee will approve only those related person transactions that are in, or are not inconsistent with, the best interests of our company and our stockholders.
We review all relationships and transaction in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. On an annual basis, all directors and executive officers must respond to a questionnaire requiring disclosure about any related person transactions, arrangements or relationships (including indebtedness). As required under SEC rules, any transactions that are determined to be directly or indirectly material to us or a related person will be disclosed in our proxy statement. Our audit committee reviews and approves or ratifies any related person transaction that is required to be disclosed. This review and approval process is evidenced in the minutes of the audit committee meetings.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The audit committee of our board of directors has appointed PricewaterhouseCoopers LLP (“PWC”) as our independent registered public accounting firm for the fiscal year ending July 2, 2016.
The following table presents fees for professional audit services rendered to Viavi by PWC for the years ended June 28, 2014 and June 27, 2015, and fees billed for other services rendered to Viavi by PWC, for those periods. Prior to the Separation, Viavi paid all audit, audit-related, tax and other fees of PWC. As a result, the amounts reported below are not necessarily representative of the fees Lumentum would expect to pay its auditors and their related affiliates in future years.

	Fiscal 2015	Fiscal 2014
Audit Fees (1)..........................................................	5,442,605	3,272,638
Audit-Related Fees (2)............................................	—	230,761
Tax Fees (3).............................................................	501,785	366,613
All Other Fees (4)....................................................	100,165	50,600
Total....................................................................	6,044,555	3,920,612
______________________

(1)
Audit Fees related to professional services rendered in connection with the audit of Viavi's annual financial statements, the audit of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, reviews of financial statements included in Viavi's Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings. Fiscal 2015 audit fees reflect additional fees of $2,320,000 for services performed by PWC in connection with the Separation.

(2)
Audit-Related Fees include assurance and related services provided for due diligence related to acquisitions, accounting consultations in connection with acquisitions and consultations on corporate transactions.

(3)
Tax Fees for fiscal 2015 include $87,310 for professional services rendered in connection with transfer pricing tax consulting and compliance, and $414,475 for tax audits, planning services and other tax consulting, including additional fees of $397,000 for services performed by PWC in connection with the Separation.

(4)	All Other Fees in fiscal 2015 are related to the annual Workforce Engagement Survey and other non-audit related services.
For fiscal year 2015, the Viavi Audit Committee considered whether audit-related services and services other than audit-related services provided by PWC are compatible with maintaining the independence of PWC and concluded that the independence of PWC was maintained.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The audit committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. The audit committee has adopted a policy for the pre-approval of services provided by our independent auditors. Under the policy, pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. For each proposed service, our independent auditors are required to provide detailed back-up documentation at the time of approval.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following items are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
The following additional financial statement schedule should be considered in conjunction with our combined financial statements. All other financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, not applicable, or because the required information is included in the Combined Financial Statements or Notes thereto.

LUMENTUM HOLDINGS INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
	(in millions)
2015
Deferred tax valuation allowance	$184.6	$3.4	$(28.0)	$160.0
2014
Deferred tax valuation allowance	$215.3	$1.5	$(32.2)	$184.6
2013
Deferred tax valuation allowance	$255.3	$1.5	$(41.5)	$215.3
*    Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments to deferred taxes.
**    Deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments to deferred taxes.

(3)	Exhibits:
See Item 15(b)

(b)	Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Membership Interest Transfer Agreement	8-K	2.2	8/6/2015
2.3	Separation and Distribution Agreement	8-K	2.3	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Stockholder's and Registration Rights Agreement	8-K	4.1	8/6/2015
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4	2015 Equity Incentive Plan	S-8	99.1	7/29/2015
10.5	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6	Change in Control and Severance Benefits Plan	8-K	10.5	8/6/2015
10.7	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.8	Form of Indemnification Agreement				X
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation				X
*    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**    Furnished herewith.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2015	LUMENTUM HOLDINGS INC.

By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer
                     POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Aaron Tachibana and Judy Hamel, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN LOWE	President, Chief Executive Officer and Director	September 25, 2015
Alan Lowe
/s/ AARON TACHIBANA	Chief Financial Officer	September 25, 2015
Aaron Tachibana
/s/ HAROLD COVERT	Director	September 25, 2015
Harold Covert
/s/ PENELOPE HERSCHER	Director	September 25, 2015
Penelope Herscher
/s/ MARTIN KAPLAN	Chairman	September 25, 2015
Martin Kaplan
/s/ BRIAN LILLIE	Director	September 25, 2015
Brian Lillie
/s/ SAMUEL THOMAS	Director	September 25, 2015
Samuel Thomas