Form 10-K/A
period 2015-06-27
Lumentum Holdings Inc.
filed 2015-09-30
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No.1)

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

Explanatory Note to Amendment No.1
Lumentum Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No.1”) to its Annual Report on Form 10-K for the fiscal year ended June 27, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2015 (the “Draft 10-K”). As previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2015, the Draft 10-K was filed with the SEC as the result of an administrative error that occurred while conducting a test of the software used by the Company to file reports with the SEC.
This amendment No. 1 amends and replaces the Draft 10-K in its entirety and represents the initial issuance of the Lumentum Holdings Inc. financial statements.

FORWARD-LOOKING STATEMENTS
Statements contained in this Amendment No.1 which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A forward-looking statement may contain words such as "anticipates," "believes," "can," "can impact," "could," "continue," "estimates," "expects," "intends," "may," "ongoing," "plans," "potential," "projects," "should," "will," "will continue to be," "would," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

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
Management cautions that forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties including those set forth in Part I, Item 1A "Risk Factors" and elsewhere in this Amendment No.1 and in other documents we file with the Securities and Exchange Commission. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Except as required by law, we are under no duty to update any of the forward-looking statements after the date of this Amendment No.1 to conform such statements to actual results or to changes in our expectations.

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
The historical information in this Amendment No.1 refers to our business as operated by and integrated with Viavi. Our historical financial information included in this Amendment No.1 is derived from the consolidated financial statements and accounting records of Viavi. Accordingly, the historical financial information included in this Amendment No.1 does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

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
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Viavi. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements, see “Selected Historical Combined Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes included elsewhere in this Amendment No.1.
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
Accordingly, the information that we provide stockholders in this Amendment No.1 and in our other filings with the SEC may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected.
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

ITEM 6.    SELECTED FINANCIAL DATA
This table sets forth selected financial data of Lumentum (in millions, except share and per share amounts) for the periods indicated. This data should be read in conjunction with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Amendment No.1 and our audited combined financial statements included in Item 8 of this Amendment No.1. The selected data in this section are not intended to replace the audited annual combined financial statements included in this Amendment No.1.
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

	Years Ended
	June 27, 2015 (2)	June 28, 2014 (1)	June 29, 2013	June 30, 2012
Combined Statement of Operations Data:
Net revenue	$837.1	$817.9	$769.9	$727.9
Gross Profit	257.9	256.6	222.8	204.9
(Loss) income from operations	(23.4)	8.7	3.9	(4.5)
Net (loss) income	(3.4)	10.7	6.5	2.6
Net (loss) income per share—basic and diluted (3)	$(0.06)	$0.18	$0.11	$0.04
Shares used in per share calculation—basic and diluted (3)	58.8	58.8	58.8	58.8

	Years Ended
	June 27, 2015	June 28, 2014 (1)	June 29, 2013
Combined Balance Sheet Data:
Cash and cash equivalents	$14.5	$19.9	$7.8
Working capital	188.6	149.1	133.4
Total assets	512.6	492.1	410.7
Other non-current liabilities	9.8	19.6	17.0
Total invested equity	380.6	335.6	281.8

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the audited combined financial statements and the corresponding notes included elsewhere in this Amendment No.1. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see "Risk Factors" and "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
Cash provided by operating activities was $9.4 million, primarily resulting from $3.4 million of net loss and $69.0 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and changes in our deferred tax balances, offset by changes in operating assets and liabilities of $56.2 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $17.8 million, an increase in other current and non-currents assets of $14.5 million, a decrease in income taxes payable of $10.8 million, an increase in inventories of $6.2 million and a decrease in accrued expenses and other current and non-current liabilities of $6.9 million.
Cash used in investing activities was $53.5 million, primarily resulting from cash used for capital expenditures of $53.7 million.
Cash provided by financing activities was $40.6 million resulting from net transfers from Viavi.
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
Liquidity and Capital Resources Requirement
Our primary liquidity and capital spending requirements over at least the next 12 months will be the funding of our operating activities and capital expenditures. As of June 27, 2015, our expected commitments for capital expenditures totaled approximately $50.0 million. Our balance sheet subsequent to July 31, 2015 will also include the Series A Preferred Stock issued by our subsidiary, Lumentum Inc. We believe that the cash contribution of $137.6 million from Viavi, combined with expected cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lumentum Holdings Inc.:
In our opinion, the combined financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lumentum Holdings Inc. at June 27, 2015 and June 28, 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 28, 2015

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

LUMENTUM HOLDINGS INC.
COMBINED BALANCE SHEETS
(in millions, except share and par value data)

	June 27, 2015	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14.5	$19.9
Accounts receivable, net	150.5	136.5
Inventories	99.7	96.5
Prepayments and other current assets	46.1	33.1
Total current assets	310.8	286.0
Property, plant and equipment, net	143.2	136.5
Goodwill and intangibles, net	27.4	35.8
Deferred income taxes	30.3	33.3
Other non-current assets	0.9	0.5
Total assets	$512.6	492.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77.9	$82.1
Accrued payroll and related expenses	17.7	19.2
Income taxes payable	3.7	14.7
Accrued expenses	11.5	9.4
Other current liabilities	11.4	11.5
Total current liabilities	122.2	136.9
Other non-current liabilities	9.8	19.6
Commitments and contingencies (Note 13)
Stockholders’ equity:
Viavi net investment	368.1	312.9
Accumulated other comprehensive (loss) income	12.5	22.7
Total stockholders’ equity	380.6	335.6
Total liabilities and stockholders’ equity	$512.6	$492.1

See accompanying notes to combined financial statements.

LUMENTUM HOLDINGS INC.
COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 27, 2015	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES:
Net (loss) income	$(3.4)	$10.7	$6.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	43.0	35.5	33.6
Amortization of acquired technologies and other intangibles	8.0	9.3	12.4
Stock-based compensation	18.2	18.5	16.3
Other non-cash (income) expenses	(2.1)	(1.4)	1.6
Changes in operating assets and liabilities, net of impact of acquisitions of businesses and dispositions of assets:
Accounts receivable	(17.8)	(15.1)	6.9
Inventories	(6.2)	(13.5)	(4.4)
Other current and non-currents assets	(14.5)	3.5	(9.2)
Accounts payable	1.0	18.7	(8.2)
Income taxes payable	(10.8)	(0.5)	(2.7)
Deferred taxes, net	1.9	(2.5)	(4.6)
Accrued payroll and related expenses	(1.0)	0.6	2.9
Accrued expenses and other current and non-current liabilities	(6.9)	(1.0)	3.8
Net cash provided by operating activities	9.4	62.8	54.9
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(12.8)	—
Capital expenditures	(53.7)	(64.2)	(31.9)
Proceeds from the sale of property and equipment	0.2	0.1	—
Net cash used in investing activities	(53.5)	(76.9)	(31.9)
FINANCING ACTIVITIES:
Net transfers from (to) Viavi	40.6	26.2	(27.7)
Net cash provided by (used in) financing activities	40.6	26.2	(27.7)
Effect of exchange rates on cash and cash equivalents	(1.9)	—	(0.8)
Increase (decrease) in cash and cash equivalents	(5.4)	12.1	(5.5)
Cash and cash equivalents at beginning of period	19.9	7.8	13.3
Cash and cash equivalents at end of period	$14.5	$19.9	$7.8

See accompanying notes to combined financial statements.

LUMENTUM HOLDINGS INC.
COMBINED STATEMENTS OF INVESTED EQUITY
(in millions)

	Viavi Net Investment	Accumulated Other Comprehensive Income/(Loss)	Total Invested Equity
Balance as of June 30, 2012	$261.5	$26.3	$287.8
Net income	6.5	—	6.5
Other comprehensive loss	—	(1.7)	(1.7)
Net transfers to Viavi	(10.8)	—	(10.8)
Balance as of June 29, 2013	257.2	24.6	281.8
Net income	10.7	—	10.7
Other comprehensive loss	—	(1.9)	(1.9)
Net transfers from Viavi	45.0	—	45.0
Balance as of June 28, 2014	312.9	22.7	335.6
Net loss	(3.4)	—	(3.4)
Other comprehensive loss	—	(10.2)	(10.2)
Net transfers from Viavi	58.6	—	58.6
Balance as of June 27, 2015	$368.1	$12.5	$380.6
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

(3)
During the fourth quarter of fiscal 2015, we identified immaterial errors relating to legal expense, stock-based compensation expense and capital expenditures. Our Selling, general and administrative expenses and net income reported in our unaudited combined statements of operations for the nine months ended March 28, 2015 included in our Registration Statement on Form 10, as amended was understated and overstated by $1.1 million, respectively. As a result, our cash flows used in operating activities reported in our unaudited combined statement of cash flow for the nine months ended March 28, 2015 included in our Registration Statement on Form 10, as amended was understated by $1.1 million. In addition, capital expenditures in our combined statement of cash flows for the nine months ended March 28, 2015 included in our Registration Statement on Form 10, as amended was overstated by $1.4 million. The combined effect of these cash flow errors overstated net transfers from Viavi for the nine months ended march 28, 2015 included in our Registration Statement on Form 10, as amended. These errors did not impact any annual or other interim periods. The correction of these errors is reflected in our quarterly combined statements of operations presented above. We assessed the materiality of the errors individually and in the aggregate on nine-month unaudited combined financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to our unaudited combined financial statements for the nine months ended  March 28, 2015. Therefore, our unaudited combined financial statements for the nine months ended March 28, 2015 can continue to be relied upon and an amendment of our previously filed Registration Statement on Form 10 is not required. However, for comparability, we will revise our previously issued unaudited interim financial statements for the nine months ended March 28, 2015 to correct the errors in our future Quarterly Report on Form 10-Q where these interim financial statements are included.

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
(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
This Amendment No.1 does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
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

(1)
Amounts shown do not reflect compensation actually received by the NEO. Instead, the amounts shown are the grant date fair value in the period presented as determined pursuant to stock-based compensation accounting rule FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to calculate these amounts are set forth under “Note 11. Stock Based Compensation” in this Amendment No.1 for the fiscal year ended June 27, 2015.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Agreements with Viavi
On July 31, 2015, we entered into a separation agreement with Viavi as well as various other ancillary agreements in order to effect the Separation and provide a framework for our relationship with Viavi after the Separation, including a contribution agreement, a membership interest transfer agreement, a supply agreement, a tax matters agreement, an employee matters agreement, an escrow agreement, an intellectual property matters agreement, stockholder’s and registration rights agreement, and the local transfer documents executed in connection with the Separation. These agreements provide for the allocation between us and Viavi of Viavi’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Separation and will govern certain relationships between us and Viavi after the Separation. Additionally, we entered into a securities purchase agreement with Viavi and Amada relating to the sale of Lumentum Inc.’s Series A Preferred Stock by Viavi to Amada. Certain agreements were filed as exhibits to this Amendment No.1 for the fiscal year ended June 27, 2015.
The following summaries of each of the agreements listed above are qualified in their entireties by reference to these agreements, which are incorporated by reference into this Amendment No.1.
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

Information in this Amendment No.1 with respect to the assets and liabilities of the parties distributed in connection with the Separation is presented based on the allocation of such assets and liabilities pursuant to the separation agreement and the ancillary agreements, unless the context otherwise requires. The contribution agreement provides that, in the event that the transfer or assignment of certain assets and liabilities to Lumentum Operations LLC or Viavi, as applicable, does not occur prior to the contribution, then until such assets or liabilities are able to be transferred or assigned, Lumentum Operations LLC or Viavi, as applicable, will hold such assets on behalf and for the benefit of the other party and will pay, perform and discharge such liabilities in the ordinary course of business, provided that the other party will advance or reimburse Lumentum Operations LLC or Viavi, as applicable, for any payments made in connection with the maintenance of such assets or the performance and discharge of such liabilities.
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

The Cash Contribution
The separation agreement provides that Viavi will make a cash contribution to Lumentum in an amount equal to $137.6 million.

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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following items are filed as part of this Amendment No.1:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
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

(3)	Exhibits:
See Item 15(b)

(b)	Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Membership Interest Transfer Agreement	8-K	2.2	8/6/2015
2.3	Separation and Distribution Agreement	8-K	2.3	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Stockholder's and Registration Rights Agreement	8-K	4.1	8/6/2015
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4	2015 Equity Incentive Plan	S-8	99.1	7/29/2015
10.5	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6	Change in Control and Severance Benefits Plan	8-K	10.5	8/6/2015
10.7	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.8	Form of Indemnification Agreement	10-K	10.8	9/25/2015
21.1	Subsidiaries of Lumentum Holdings Inc.	10-K	21.1	9/25/2015
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation				X
*    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No.1 and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**    Furnished herewith.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2015	LUMENTUM HOLDINGS INC.

By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer