Form 10-Q
period 2015-09-26
Lumentum Holdings Inc.
filed 2015-11-17
CIK 1633978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2015, the Registrant had 58,975,368 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item1. Financial Statements (Unaudited)

LUMENTUM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
Net revenue	$212.6	$219.0
Cost of sales	144.0	146.8
Amortization of acquired technologies	1.7	1.9
Gross profit	66.9	70.3
Operating expenses:
Research and development	34.4	35.0
Selling, general and administrative	34.0	28.3
Restructuring and related charges	1.0	1.8
Total operating expenses	69.4	65.1
(Loss) income from operations	(2.5)	5.2
Unrealized gain on derivative liability	2.2	—
Interest and other income (expense), net	(0.2)	(0.3)
(Loss) income before income taxes	(0.5)	4.9
(Benefit) provision for income taxes	(0.3)	0.6
Net (loss) income	(0.2)	4.3
Dividends on Series A Preferred Stock	(0.1)	—
Accretion of Series A Preferred Stock	(9.7)	—
Net (loss) income attributable to common shareholders	$(10.0)	$4.3

Net (loss) income per share attributable to common shareholders:(a)
Basic and Diluted	$(0.17)	$0.07
Shares used in per share calculation attributable to common shareholders:(a)
Basic and Diluted	58.8	58.8

(a)

On August 1, 2015, JDS Uniphase Corporation (“JDSU”) distributed 47.1 million shares, or 80.1% of the outstanding shares of common stock of Lumentum Holdings Inc. (“we”, “our”, “Company” or “Lumentum”) to existing holders of JDSU common stock. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net (loss) income per share for the three months ended September 27, 2014 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015, as if such shares were outstanding for the entire period.

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
Net (loss) income	$(0.2)	$4.3
Other comprehensive (loss), net of tax
Foreign currency translation adjustment	(5.5)	(2.9)
Net change in accumulated other comprehensive loss	(5.5)	(2.9)
Comprehensive (loss) income	$(5.7)	$1.4

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	September 26, 2015	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$142.1	$14.5
Accounts receivable, net	156.6	150.5
Inventories	102.9	99.7
Prepayments and other current assets	52.1	46.1
Total current assets	453.7	310.8
Property, plant and equipment, net	141.5	143.2
Goodwill and intangibles, net	25.3	27.4
Deferred income taxes, net	28.9	30.3
Other non-current assets	0.3	0.9
Total assets	$649.7	512.6
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83.0	$77.9
Accrued payroll and related expenses	20.8	17.7
Income taxes payable	3.6	3.7
Accrued expenses	14.5	11.5
Other current liabilities	10.7	11.4
Total current liabilities	132.6	122.2
Other non-current liabilities	16.3	9.8
Total liabilities	148.9	132.0
Commitments and contingencies (Note 13)
Mezzanine equity:
Non-controlling Interest Redeemable convertible Series A preferred stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of September 26, 2015, and no shares issued and outstanding as of June 27, 2015	33.8	—
Total mezzanine equity	33.8	—
Stockholders’ equity:
Viavi net investment	—	368.1
Common stock, $0.001 par value, 990,000,000 authorized shares, 58,970,645 shares issued and outstanding as of September 26, 2015, and no shares issued and outstanding as of June 27, 2015	0.1	—
Additional paid-in capital	448.5	—
Retained earnings	11.4	—
Accumulated other comprehensive income	7.0	12.5
Total stockholders’ equity	467.0	380.6
Total liabilities, mezzanine and stockholders’ equity	$649.7	$512.6

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
OPERATING ACTIVITIES:
Net (loss) income	$(0.2)	$4.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	11.7	10.4
Stock-based compensation	6.0	4.9
Unrealized gain on derivative liability	(2.2)	—
Amortization of acquired technologies and other intangibles	1.8	2.0
Disposal of property, plant and equipment	0.2	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(8.6)	(12.4)
Inventories	(5.4)	1.6
Prepayments and other current and non-currents assets	(6.4)	(4.6)
Deferred taxes, net	0.2	1.9
Accounts payable	8.3	12.1
Accrued payroll and related expenses	3.6	(2.6)
Income taxes payable	—	(14.7)
Accrued expenses and other current and non-current liabilities	1.6	(2.4)
Net cash provided by operating activities	10.6	0.4
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13.9)	(13.8)
Net cash used in investing activities	(13.9)	(13.8)
FINANCING ACTIVITIES:
Net transfers from Viavi	132.9	9.0
Payment of financing obligation related to acquisition	(2.3)	—
Proceeds from the exercise of stock options	0.1	—
Net cash provided by financing activities	130.7	9.0
Effect of exchange rates on cash and cash equivalents	0.2	(0.7)
Increase (decrease) in cash and cash equivalents	127.6	(5.1)
Cash and cash equivalents at beginning of period	14.5	19.9
Cash and cash equivalents at end of period	$142.1	$14.8

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.

CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

(in millions)

(unaudited)

	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Viavi Net Investment	Total Equity
	Shares	Amount	Shares	Amount
Balance as of June 28, 2014	—	$—	—	$—	$—	$—	$22.7	$312.9	$335.6
Net loss	—	—	—	—	—	—	—	(3.4)	(3.4)
Other comprehensive loss	—	—	—	—	—	—	(10.2)	—	(10.2)
Transfer from Viavi	—	—	—	—	—	—	—	58.6	58.6
Balance as of June 27, 2015	—	—	—	—	—	—	12.5	368.1	380.6

Pre-capitalization activity:
Net loss	—	—	—	—	—	—	—	(11.7)	(11.7)
Other comprehensive loss	—	—	—	—	—	—	(4.7)	—	(4.7)
Transfer from Viavi	—	—	—	—	—	—	—	136.1	136.1
Total pre-capitalization activity	—	—	—	—	—	—	(4.7)	124.4	119.7

Post-capitalization activity:
Issuance of common stock and reclassification of parent company investment in connection with the Separation	—	—	58.8	0.1	456.6	—	—	(456.7)	—
Issuance of redeemable convertible Series A preferred stock, net of issuance costs of $2.0 million	—	33.8	—	—	—	—	—	(35.8)	(35.8)
Bifurcation of the redeemable convertible Series A preferred stock’s derivative	—	(9.7)	—	—	—	—	—	—	—
Redemption value of the redeemable convertible Series A preferred stock	—	9.7	—	—	(9.7)	—	—	—	(9.7)
Net income	—	—	—	—	—	11.5	—	—	11.5
Other comprehensive income	—	—	—	—	—	—	(0.8)	—	(0.8)
Release of common stock shares upon vesting of restricted stock units	—	—	0.3	—	—	—	—	—	—
Shares withheld for the withholdings on vesting of restricted stock units	—	—	(0.1)	—	(2.9)	—	—	—	(2.9)
Exercise of stock options	—	—	—	—	0.1	—	—	—	0.1
Stock-based compensation	—	—	—	—	4.4	—	—	—	4.4
Accrued dividend for redeemable convertible Series A preferred stock	—	—	—	—	—	(0.1)	—	—	(0.1)
Total post-capitalization activity	—	33.8	59.0	0.1	448.5	11.4	(0.8)	(492.5)	(33.3)
Balance at September 26, 2015	—	$33.8	59.0	$0.1	$448.5	$11.4	$7.0	$—	$467.0

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

We are an industry leading provider of optical and photonic products addressing a range of end markets including data communications (“Datacom”) and telecommunications (“Telecom”) networking, and industrial and commercial lasers (“commercial lasers”) for manufacturing, inspection and life-science applications.

Basis of Presentation

On August 1, 2015, Lumentum became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business on July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi and at the time of the distribution retained ownership of 19.9% of Lumentum’s outstanding shares. Lumentum was incorporated in Delaware as a wholly owned subsidiary of Viavi on February 10, 2015 and is comprised of the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of Viavi. Lumentum’s Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on July 16, 2015. Lumentum’s common stock began trading “regular-way” under the ticker “LITE” on the NASDAQ stock market on August 4, 2015.

On July 31, 2015, prior to the Separation, Viavi transferred substantially all of the assets and liabilities and operations of the communications and commercial optical products (“CCOP”) segment and WaveReady product lines to Lumentum (the “Capitalization"). Combined financial statements for periods prior to the Capitalization were prepared on a stand-alone basis and were derived from Viavi’s consolidated financial statements and accounting records. For the three months ended September 26, 2015, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.

The preparation of the consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.

See “Note 3. Related Party Transactions” in the consolidated financial statements for further information regarding the relationships we had with Viavi and other Viavi entities.

Our consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and are in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated financial statements for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

Fiscal Years

We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2016 is a 53-week year ending on July 2, 2016. Our fiscal 2015 ended on June 27, 2015 and was a 52-week year. Our fiscal 2014 ended on June 28, 2014 and was a 52-week year.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation

The consolidated financial statements include certain assets and liabilities that were historically held at the Viavi level which were specifically identifiable or otherwise attributable to us. All intra-company transactions within our business were eliminated. All significant transactions between us and other businesses of Viavi prior to separation were reflected as net transfers to and from Viavi in the consolidated statement of stockholders’ equity and as a component of financing activities in the consolidated statement of cash flows

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenue and expenses and the disclosure of commitments and contingencies during the reporting periods. We base estimates on historical experience and on various assumptions about the future believed to be reasonable based on available information. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more current information.

Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended September 26, 2015 compared to the significant accounting policies described in our Annual Report on Form 10-K/A for the fiscal year ended June 27, 2015. The accompanying unaudited interim consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended June 27, 2015.

Note 2. Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for us in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using a net asset value per share practical expedient. The guidance is effective for us in the first quarter of fiscal 2017 and may apply to certain pension assets. The guidance will be applied retrospectively and earlier adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In April 2015, the FASB issued new authoritative guidance to provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This guidance is effective for us in the first quarter of fiscal 2017. Prospective application is required, and early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this guidance by one year to December 15, 2017 for annual reporting periods beginning after that. Earlier application of this guidance is permitted but not before the original date of December 15, 2016. We are evaluating the impact that this new accounting guidance will have on our consolidated financial statements and the related disclosures.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Related Party Transactions

Transactions with Viavi

Agreements with Viavi

On July 31, 2015, the Company entered into a Supply Agreement with Viavi providing that each party will supply certain products at pre-determined prices, and providing Viavi with research and development services at cost plus a specified markup. The Company has also agreed to supply office space via a sublease agreement to Viavi. The sublease income and research and development cost reimbursements are each recorded as contra operating expenses in the Consolidated Statements of Operations for the three months ended September 26, 2015.

The Supply Agreement contains a $15.0 million purchase commitment with Viavi for certain products, and for the three months ended September 26, 2015, the Company has made no purchases against this commitment. During this period, the Company recognized revenue of $0.8 million due to products sold to Viavi. Subsequent to September 26, 2015, the Company purchased $4.6 million in product from Viavi against the $15.0 million purchase commitment. For the three months ended September 26, 2015, the Company recorded $0.5 million in research and development cost reimbursement and $0.1 million in sublease rental income. As of September 26, 2015, the Company had $0.8 million in accounts receivable due from .

On July 31, 2015, the Company also entered into the following agreements with Viavi:

a)

Contribution Agreement which identifies the assets to be transferred, the liabilities to be assumed and the contracts to be assigned and it provides for when and how these transfers, assumptions and assignments will occur.

b)	Separation and Distribution Agreement which governs the separation of the Lumentum business and other matters related to Lumentum’s relationship with Viavi.
c)

Tax Matters Agreement which governs the respective rights, responsibilities and obligations of Lumentum and Viavi with respect to tax liabilities and benefits, attributes, proceedings, returns and certain other tax matters.

d)

Employee Matters Agreement which governs the compensation and employee benefit obligations with respect to the current and former employees of Lumentum and Viavi, the treatment of equity based compensation and generally allocates liabilities and responsibilities relating to employee compensation, benefit plans and programs. The Employee Matters Agreement provides that employees of Lumentum will participate in benefit plans sponsored or maintained by Lumentum.

e)

Securities Purchase Agreement, which also includes Amada Holdings Co., Ltd. (“Amada”) as a party, which sets forth the terms for the sale by Viavi to Amada of shares of Series A Preferred Stock of Lumentum Inc., our wholly-owned subsidiary, following the Separation.

f)	Intellectual Property Matters Agreement which outlines the intellectual property rights of Lumentum and Viavi following the Separation, as well as non-compete restrictions between Viavi and Lumentum.

Allocated Costs

The consolidated statements of operations includes our direct expenses for cost of sales, research and development, sales and marketing, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Viavi to us. These allocated expenses include costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring and stock-based compensation related to Viavi’s corporate and shared services employees and are included in the table below. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services or benefits received by our business. The allocation methods include revenue, headcount, square footage, actual consumption and usage of services and others.

Allocated costs included in the accompanying consolidated statements of operations are as follows (in millions):

	Three Months Ended
	September 26, 2015	September 27, 2014
Selling, general and administrative	11.7	16.8
Interest and other (income) expenses, net	(0.1)	0.1
Interest expense	0.1	0.2
Total allocated costs	$11.7	$17.1

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended
	September 26, 2015	September 27, 2014
Numerator:
Net (loss) income	$(0.2)	$4.3
Less: Dividends on Series A Preferred Stock	(0.1)	—
Less: Accretion of Series A Preferred Stock	(9.7)	—
Net (loss) income attributable to common stockholders	(10.0)	4.3

Denominator:
Weighted-average number of common shares outstanding - basic and diluted	58.8	58.8
Net (loss) income per share attributable to common stockholders	$(0.17)	$0.07

On August 1, 2015, JDSU distributed 58.8 million shares of Lumentum common stock to existing holders of JDSU common stock. Basic earnings per share for the three months ended September 26, 2015 is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding is calculated as the number of shares of common stock outstanding immediately following the Separation, and the weighted average number of shares outstanding following the Separation through September 26, 2015. Diluted earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Separation.

The dilutive effect of share-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits or shortfalls recorded to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits or shortfalls collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair market value of the company's common stock can result in a greater dilutive effect from potentially dilutive awards.

The dilutive effect of the redeemable convertible preferred stock is reflected in diluted earnings per share by the application of the if-converted method. The number of shares is increased for the assumed conversion of the instrument. Additionally, cumulative dividends and accretion from measuring the instrument at its redemption value are added back to net income.

We excluded from the calculation of diluted earnings per share all anti-dilutive instruments.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because the effect would have been anti-dilutive (in millions):

Three Months Ended
September 26, 2015
Restricted stock units	1.8
Redeemable convertible preferred stock	1.5
Stock options and employee stock purchase plan	0.1
Total potentially dilutive securities	3.4

Note 5. Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive (loss) income consists of cumulative foreign currency translation adjustments and defined benefit obligation adjustments.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 26, 2015 and June 27, 2015, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax	Total
Beginning balance as of June 27, 2015	$13.7	$(1.2)	$12.5
Other comprehensive loss	(5.5)	—	(5.5)
Ending balance as of September 26, 2015	$8.2	$(1.2)	$7.0

Note 6. Mergers and Acquisitions

Holdback Payments Related to Fiscal 2014 Acquisitions

On January 27, 2014 (“Time-Bandwidth Closing Date”), we completed the acquisition of Time-Bandwidth Products, Inc. (“Time-Bandwidth”), a privately-held company headquartered in Switzerland. Time-Bandwidth is a provider of high-powered and ultrafast lasers for industrial and scientific markets. We acquired all outstanding shares of Time-Bandwidth for a purchase price consideration of $15.0 million in cash, including a holdback amount of approximately $2.3 million which had been withheld to satisfy potential breaches of representations and warranties. During the first quarter of fiscal 2016, we released the holdback amount of $2.3 million following the eighteen-month anniversary of the Time-Bandwidth Closing Date. The payment is classified as a financing activity within the consolidated statements of cash flows.

Note 7. Balance Sheet and Other Details

Accounts receivable allowances

As of September 26, 2015, our accounts receivable allowance was $0.7 million. Our accounts receivable allowance balance as of June 27, 2015 was $1.2 million.

Inventories

The components of inventories were as follows (in millions):

	September 26, 2015	June 27, 2015
Finished goods	$51.3	$60.1
Work in process	23.2	23.4
Raw materials and purchased parts	28.4	16.2
Inventories	$102.9	$99.7

During the three months ended September 26, 2015, we wrote-off $0.5 million of inventory.

Prepayments and other current assets

The components of prepayments and other current assets were as follows (in millions):

	September 26, 2015	June 27, 2015
Prepayments	$27.5	$20.4
Advances to contract manufacturers	9.4	9.5
Due from Viavi	4.8	—
Other current assets	10.4	16.2
Prepayments and other current assets	$52.1	$46.1

Amount due from Viavi represents certain obligations to be reimbursed from Viavi pursuant to the Separation and Distribution Agreement and Contribution Agreement.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net

The components of property, plant and equipment, net were as follows (in millions):

	September 26, 2015	June 27, 2015
Land	$5.9	$5.9
Buildings and improvement	28.7	28.6
Machinery and equipment	332.3	326.4
Furniture and fixtures and software	30.9	8.0
Leasehold improvements	29.2	20.5
Construction in progress	16.6	26.8
	443.6	416.2
Less: Accumulated depreciation	(302.1)	(273.0)
Property, plant and equipment, net	$141.5	$143.2

During the three months ended September 26, 2015 and September 27, 2014, we recorded depreciation expense of $11.7 million, and $10.4 million, respectively.

Other current liabilities

The components of other current liabilities were as follows (in millions):

	September 26, 2015	June 27, 2015
Restructuring accrual and related charges	$5.6	$3.2
Warranty accrual	2.5	2.8
Others	2.6	5.4
Other current liabilities	$10.7	$11.4

Other non-current liabilities

The components of other non-current liabilities were as follows (in millions):

	September 26, 2015	June 27, 2015
Derivative liability	$7.5	$—
Asset retirement obligation	2.2	1.8
Pension and related accruals	2.6	2.1
Deferred rent	1.6	1.7
Restructuring accrual and related charges	0.5	1.7
Other non-current liabilities	1.9	2.5
Other non-current liabilities	$16.3	$9.8

Note 8. Goodwill and Other Intangible Assets

Goodwill

The following table presents the changes in goodwill allocated to the reportable segments during the three months ended September 26, 2015 (in millions):

	Commercial Lasers	Total
Balance as of June 27, 2015	$5.6	$5.6
Currency translation and other adjustments	(0.3)	(0.3)
Balance as of September 26, 2015	$5.3	$5.3

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2015, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three months ended September 26, 2015, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.

Acquired Developed Technology and Other Intangibles

The following tables present details of our acquired developed technology and other intangibles (in millions):

As of September 26, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.2	$(84.6)	$18.6
Other	9.4	(8.0)	1.4
Total Intangibles	$112.6	$(92.6)	$20.0

As of June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.2	$(82.2)	$21.0
Other	9.4	(8.6)	0.8
Total Intangibles	$112.6	$(90.8)	$21.8

During the three months ended September 26, 2015 and September 27, 2014, we recorded $1.8 million, $2.0 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of our amortization (in millions):

	Three Months Ended
	September 26, 2015	September 27, 2014
Cost of sales	$1.7	$1.9
Operating expense	0.1	0.1
Total	$1.8	$2.0

Note 9. Restructuring and Related Charges

We have initiated various strategic restructuring events primarily intended to reduce costs and align our business in response to the market conditions. As of September 26, 2015 and June 27, 2015, our total restructuring and related charges accrual was $5.1 million and $4.9 million, respectively. During the three months ended September 26, 2015 and September 27, 2014, we recorded $0.9 million and $1.8 million, respectively, in restructuring and related charges in the consolidated statements of operations. Our restructuring charges include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of our restructuring plans described below for the three months ended September 26, 2015, were as follows (in millions):

Separation Restructuring Plan

During the second and fourth quarter of fiscal 2015, Management approved restructuring plans impacting our Optical Communications (“OpComms”) segment to optimize manufacturing operations and gain efficiencies which include closing the Bloomfield, Connecticut site and consolidating roles and responsibilities across functions as we move forward with our separation plan. As a result, approximately 200 employees in manufacturing, R&D and SG&A functions located in North America, Europe and Asia will be impacted. For the three months ended September 26, 2015 the Company recorded $0.9 million expense for additional employee retention costs related to the restructuring plan implemented in the fourth quarter of 2015. Payments related to the remaining severance and benefits accrual are expected to be paid in fiscal year 2017.

	Balance June 27, 2015	Three Months Ended September 26, 2015 Charges	Cash Settlements	Balance September 26, 2015
Separation Restructuring Plan (Workforce Reduction)	$4.9	$0.9	$(0.7)	$5.1

As of September 26, 2015 and June 27, 2015, $5.1 million and $3.2 million were included in other current liabilities, and zero and $1.7 million were included in other non-current liabilities, respectively, in the consolidated balance sheets.

Ottawa Lease Exit Costs

During fiscal 2008, we recorded lease exit charges, net of assumed sub-lease income related to our Ottawa facility which was included in selling, general and administrative expenses as the space was never occupied and we had no need for the space in the foreseeable future due to changes in business requirements.  For the three months ended September 26, 2015, we had cash settlements of $0.1 million. The fair value of the remaining contractual obligations, net of sublease income is $1.0 million and $1.1 million as of September 26, 2015 and June 27, 2015, respectively. As of September 26, 2015 and June 27, 2015, $0.5 million was included in other current liabilities for each year, and $0.5 million and $0.5 million in other non-current liabilities, respectively, in the consolidated balance sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

Note 10. Income Taxes

The Company recorded a tax benefit of $0.3 million for the three months ended September 26, 2015, and a tax provision of $0.6 million for the three months ended September 27, 2014. The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items.

The Company updates its estimated annual effective tax rate at the end of each quarterly period. The estimate takes into account the estimates for annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.  The benefit for income taxes for the three months ended September 26, 2015 and the provision for the three months ended September 27, 2014 were primarily related to foreign jurisdictions. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before income taxes and the provision for income taxes recorded for the three months ended September 26, 2015 and September 27, 2014 was primarily attributable to the difference in foreign tax rates, utilization of US tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.

The Company’s net deferred tax assets relate predominantly to the Canadian tax jurisdiction and the Company has a partial valuation allowance against these deferred tax assets.  The Company weighed both positive and negative evidence and determined that due to the limited carryover period of certain tax attributes in Canada, there is a continued need for a partial valuation allowance against these deferred tax assets as of September 26, 2015.  Should the Company determine that it needs to adjust the valuation allowance, the adjustment may have a material impact to net income in the period such determination is made.

The Company evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to cumulative losses in the U.S., there is a continued need for a full valuation allowance against the U.S. deferred tax assets as of September 26, 2015.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Separation, JDSU contributed all of the assets and liabilities related to the Lumentum business to an entity owned by Lumentum. For tax purposes, this contribution is treated as a taxable transaction and the gross tax basis for the Company increased by approximately $715 million.  The corresponding deferred tax asset is currently subject to a full valuation allowance.

In addition, the Company is in the process of evaluating its international operational footprint, which could result in future changes to the Company’s legal entity structure and operating model. A wholly-owned foreign subsidiary of the Company acquired certain rights to sell the existing products and also those products to be developed or licensed in the future and will also share in the research and development cost. The existing rights were transferred to its wholly-owned foreign subsidiary prior to the Separation. As a result of these changes, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its foreign operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the U.S. federal statutory rate.

Note 11. Non-Controlling Interest Redeemable Convertible Preferred Stock

On July 31, 2015, our wholly-owned subsidiary, Lumentum Inc., issued 40,000 shares of its Series A Preferred Stock to Viavi. Pursuant to a securities purchase agreement between the Company, Viavi and Amada, 35,805 shares of Series A Preferred Stock were sold to Amada in August 2015. The remaining 4,195 shares of the Series A Preferred Stock were canceled. The Series A Preferred Stock is referred to as our Non-Controlling Interest Redeemable Convertible Preferred Stock within these consolidated financial statements.

The Series A Preferred Stockis redeemable at the option of Amada after five years and classified as mezzazine equity in our consolidated balance sheet.  The Series A Preferred Stock is measured at its redemption value.  We recognized a $9.7 million increase in the value of the Series A Preferred Stock during the three months ended September 26, 2015 to accrete to the redemption value of $35.8 million with a reduction to additional paid-in capital.

The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability.  The derivative liability is measured at fair value each reporting period with the change in fair value recorded in the consolidated statement of operations. For the three months ended September 26, 2015, a $2.2 million unrealized gain was recorded.

The following paragraphs describe the terms and conditions of the Series A Preferred Stock:

Conversion

The Series A Preferred Stock is convertible, at the option of the holder, into shares of our common stock commencing on the second anniversary of the closing of the securities purchase (absent a change of control of us or similar event) using a conversion price of $24.63, which is equal to 125% of the volume weighted average price per share of our common stock in the five “regular-way” trading days following the Separation.

Liquidation

Upon any liquidation, dissolution, or winding up of our business, whether voluntary or involuntary, holders of Series A Preferred Stock will be entitled to receive, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, an amount per share equal to the greater of (i) the Issuance Value of $1,000 per share for Series A Preferred Stock plus all accrued and unpaid dividends thereon (whether or not authorized or declared) through the date of payment and (ii) the amount as would have been payable had all Series A Preferred Stock been converted into common stock immediately prior to such liquidation event.

If upon occurrence of any such event, our assets legally available for distribution are insufficient to permit payment of the aforementioned preferential amounts, then all of our assets legally available for distribution will be distributed ratably to the holders of the Series A Preferred Stock and to the holders of any other class or series of our capital stock ranking on parity with the Series A Preferred Stock.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Voting Rights

The Series A Preferred Stock have no voting rights except as follows:

•	Authorize, approve, or make any change to the powers, preferences, privileges or rights of the Series A Preferred Stock;
•

Authorize or issue a new class of series of shares having preferences senior to the Series A Preferred Stock as to the payment of dividends or the distribution of assets upon the company’s liquidation, dissolution, or winding up;

•	Authorize or issue any additional shares of Series A Preferred Stock or reduce the number of shares of Series A Preferred Stock; or
•	Create, or hold capital stock in, any subsidiary that is not wholly-owned by the company.

Dividends

Holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, are entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share per annum on each outstanding share of Series A Preferred Stock. The accrued dividends are payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015.

The accrued dividend for the three months ended September 26, 2015 is $0.1 million.

Redemption

Optional redemption by the Company

On or after the third anniversary, we will have the option to redeem for cash all (but not less than all) of the shares of Series A Preferred Stock at a redemption price equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.

Optional redemption by holders

Commencing on the fifth anniversary of the Issuance Date, each holder of Series A Preferred Stock may cause the Company to redeem for cash any number of shares of Series A Preferred Stock on any date at a redemption price for share redeemed equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.

Note 12. Stock-Based Compensation

Overview

Prior to the Separation, we participated in Viavi’s stock-based benefit plans and recorded stock-based compensation based on the equity awards granted to our employees as well as an allocation of expenses from Viavi’s employees in shared services functions. Upon the Separation, outstanding employee stock options, Restricted Stock Units (RSUs) and Restricted Stock Units based on market conditions previously issued to our employees under the Viavi equity plans were converted into proportionately equivalent Lumentum equity awards under our 2015 Equity Incentive Plan, using a formula designed to preserve the fair value of the awards immediately prior to the Separation. All other terms of the awards remain unchanged. During the three months ended September 26, 2015, the Restricted Stock Units based on market conditions were modified to performance-based RSUs, and the impact of the modification resulted in additional expenses of $0.1 million.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact on our results of operations of recording stock-based compensation by function for the three months ended September 26, 2015 and September 27, 2014 was as follows (in millions):

	Three Months Ended
	September 26, 2015	September 27, 2014
Cost of sales	$1.2	$1.4
Research and development	1.9	1.9
Selling, general and administrative	3.4	3.6
	$6.5	$6.9

Approximately $1.0 million of stock-based compensation was capitalized in inventory at September 26, 2015. The table above includes allocated stock-based compensation from Viavi of $0.5 million and $2.0 million for the three months ended September 26, 2015 and September 27, 2014, respectively.

Stock Option Activity

We granted no stock options during fiscal 2015 and 2014. The total intrinsic value of options exercised by our employees during the three months ended September 26, 2015 was $0.1 million.

Restricted Stock Units Activity

During the three months ended September 26, 2015, we granted 1.6 million RSUs, of which 41,000 also have performance conditions. The aggregate grant-date fair value of the time-based RSUs and performance-based RSUs are $32.0 million and $0.8 million, respectively. The majority of the time-based RSUs vests over three years, with 33.3% vesting after one year and the balance vesting quarterly over the remaining two years. The vesting of the performance based RSUs is over three years and contingent upon the achievement of specific revenue targets and the employee’s continued service. The performance based RSU shares have a target number of shares, and the actual number of shares awarded upon vesting may be higher or lower depending upon the level of achievement of the performance conditions.

A summary of the status of our outstanding RSUs as of September 26, 2015 and changes during the three months ended September 26, 2015 is presented below (in millions):

	Full Value Awards
	Time-based shares	Performance- based shares	Total number of shares
Outstanding at June 27, 2015, as converted	1.5	0.2	1.7
Awards granted	1.6	—	1.6
Awards vested	(0.3)	(0.1)	(0.4)
Outstanding at September 26, 2015	2.8	0.1	2.9

As of September 26, 2015, $44.4 million of unrecognized stock-based compensation cost related to RSUs remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.4 years.

RSUs are converted into shares upon vesting. Shares equivalent in value to the minimum statutory withholding tax on the vested shares are withheld by the Company at the employees discretion for the payment of such taxes. During the three months ended September 26, 2015 and September 27, 2014, the Company paid $2.9 million and $3.2 million for employee withholding taxes, respectively, and classified the payments as operating cash outflows in the consolidated statements of cash flows.

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies

Operating Leases

We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of September 26, 2015 the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Remainder of 2016	$4.6
2017	5.7
2018	4.6
2019	3.0
2020	1.9
Thereafter	5.1
Total minimum operating lease payments	$24.9

Included in the future minimum lease payments table above is $1.0 million related to lease commitments in connection with our restructuring and related activities. Refer to “Note 9. Restructuring and Related Charges” for more information.

Purchase Obligations

Purchase obligations of $151.8 million as of September 26, 2015, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

We depend on a limited number of contract manufacturers, subcontractors and suppliers for raw materials, packages and standard components. We generally purchase these single or limited source products through standard purchase orders or one-year supply agreements and have no significant long-term guaranteed supply agreements with such vendors. While we seek to maintain a sufficient safety stock of such products and maintain on-going communications with our suppliers to guard against interruptions or cessation of supply, our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures.

Product Warranties

We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We typically offer a twelve month warranty for most of our products. However, in some instances depending upon the product, product component or application of our products by the end customer, our warranties can vary and generally range from six to thirty-six months. We estimate the costs of our warranty obligations on an annualized basis based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

The following table presents the changes in our warranty reserve during the three months ended September 26, 2015 and September 27, 2014 (in millions):

	Three Months Ended
	September 26, 2015	September 27, 2014
Balance as of beginning of period	$2.8	$2.7
Provision for warranty	0.9	0.6
Utilization of reserve	(1.2)	(0.9)
Balance as of end of period	$2.5	$2.4

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Legal Proceedings

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While Management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

Note 14. Operating Segments and Geographic Information

Our chief executive officer is our Chief Operating Decision Maker (“CODM”). The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and gross margin.

We are an industry leading provider of optical and photonic products addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, OpComms and Lasers. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.

Our reportable segments are:

(i)

OpComms: Our OpComms portfolio includes products used by Telecom and Datacom network equipment manufacturers (“NEMs”) and both traditional and cloud/data center service providers. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, including innovative products such as the Tunable Small Form-factor Pluggable Plus transceiver. Transport products primarily consist of modules or sub-systems containing optical amplifiers, reconfigurable optical add/drop multiplexers (“ROADMs”) or Wavelength Selective Switches, Optical Channel Monitors and their supporting components. Our products for 3-D sensing applications, formerly referred to as our gesture recognition products, include light source products. Customer solutions containing our 3-D sensing products let a person control electronic or computer devices with natural body or hand gestures instead of using a remote, mouse or other device.

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

The CODM evaluates segment performance to make financial decisions and allocate resources based on gross margin. We do not allocate research and development, sales and marketing, or general and administrative expenses to our segments because Management does not include the information in its measurement of the performance of the operating segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, stock-based compensation and certain other non-

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recurring charges impacting the gross margin of each segment because Management does not include this information in its measurement of the performance of the operating segments.

Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended
	September 26, 2015	September 27, 2014
Net revenue:
OpComms	$177.1	$176.9
Lasers	35.5	42.1
Net revenue	$212.6	$219.0
Gross profit:
OpComms	55.6	52.8
Lasers	14.2	21.3
Total segment gross profit	69.8	74.1
Unallocated amounts:
Stock-based compensation	(1.2)	(1.4)
Amortization of intangibles	(1.7)	(1.9)
Other charges related to non-recurring activities	—	(0.5)
Gross profit	$66.9	$70.3

The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom and consumer and industrial (“Consumer and Industrial”) markets which accounted for more than 10% of our total net revenue during the last three fiscal years:

	Three Months Ended
	September 26, 2015	September 27, 2014
Optical Communications:	83.3%	80.8%
Telecom	56.5%	61.9%
Datacom	11.7%	13.8%
Consumer and Industrial	15.1%	5.1%
Lasers	16.7%	19.2%

LUMENTUM HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in three geographic regions: Americas, Asia-Pacific and Europe, Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions, except for percentages):

	Three Months Ended
	September 26, 2015		September 27, 2014
Net revenue:
Americas:
United States	$34.5	16.2%	$42.4	19.3%
Mexico	41.8	19.6	26.5	12.1
Other Americas	7.8	3.7	6.3	2.9
Total Americas	$84.1	39.5%	$75.2	34.3%

Asia-Pacific:
Hong Kong	$30.8	14.5%	$28.7	13.1%
Japan	25.0	11.8	35.9	16.4
Other Asia-Pacific	40.0	18.8	41.1	18.8
Total Asia-Pacific	$95.8	45.1%	$105.7	48.3%

EMEA	$32.7	15.4%	$38.1	17.4%

Total net revenue	$212.6		$219.0

During the three months ended September 26, 2015 and September 27, 2014, net revenue from customers outside the U.S., based on customer shipping location, represented 83.8% and 80.7% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

•	our expectations regarding demand for our products, including continued trends in end-user behavior and technological advancements that may drive such demand;
•	our belief that we are well positioned to benefit from certain industry trends and advancements, and our expectations of the role we will play in those advancements;
•	our plans for growth and innovation opportunities;
•	our corporate and financial reporting structure;
•	expectations regarding our expenses and cost structure;
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

•	our expectations related to our net revenue mix, including net revenue growth opportunities;
•	our plans for continued development, use and protection of our intellectual property;
•	our strategies for achieving our current business objectives, including related risks and uncertainties;
•	our plans or expectations relating to investments, acquisitions, partnerships and other strategic opportunities;
•	our research and development plans and the expected impact of such plans on our financial performance;
•	our expectations related to our products, including costs associated with the development of new products, product yields, quality and other issues; and
•	market risks facing our business and our market-risk management strategies.

Management cautions that forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties including those set forth in Part II, Item 1A “Risk Factors” and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission. Forward-looking statements are made only as of the date of this Form 10-Q and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. Except as required by law, we are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

Separation from JDSU

Lumentum Holdings Inc. (“we”, “us” and “Lumentum”) was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015 and comprises the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of JDSU. Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on July 16, 2015. On August 1, 2015, we became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”).   Each JDSU stockholder of record as of the close of business on July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi Solutions Inc. (“Viavi”) in connection with the Separation and retained ownership of 19.9% of Lumentum’s outstanding shares.  Our common stock began trading “regular-way” under the ticker “LITE” on the NASDAQ stock market on August 4, 2015.

On July 31, 2015, prior to the Separation, Viavi transferred substantially all of the assets and liabilities and operations of the communications and commercial optical products (“CCOP”) segment and WaveReady product lines to Lumentum (the “Capitalization”). Combined financial statements for periods prior to the Capitalization were prepared on a stand-alone basis and were derived from Viavi’s consolidated financial statements and accounting records. For the three months ended September 26, 2015, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.

The consolidated financial statements include certain assets and liabilities that were historically held at the Viavi level but which were transferred to us in the Capitalization. Viavi’s debt and related interest expense were not attributed or allocated to us for the periods presented since we are not the legal obligor of the debt and Viavi’s borrowings were not directly attributable to us. Certain intercompany transactions between us and Viavi were considered to be effectively settled in the consolidated financial statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated statements of cash flows as a financing activity and on the consolidated balance sheets as Viavi net investment.

The consolidated statements of operations includes our direct expenses for cost of sales, R&D, sales and marketing, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Viavi to us through the Separation. These allocated expenses include costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring and stock-based compensation related to Viavi’s corporate and shared services employees as well as other public company costs. These expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by our business. The allocation methods include revenue, headcount, square footage, actual consumption and usage of services and others.

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

We operate in two reportable segments:

•	Optical Communications (“OpComms”)
•	Commercial Lasers (“Lasers”)

Our operations for these reportable segments are not distinct and separate; rather this segmentation reflects different end-markets with their own unique dynamics.

OpComms

Our OpComms products address the following markets: Telecom, Datacom and Consumer and Industrial.

Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and Ethernet wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fastest-growing OpComms markets, including reconfigurable optical add/drop multiplexers (“ROADMs”), tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggables. Our growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.

In the Consumer and Industrial markets, our OpComms products include our light source product which is integrated into 3-D sensing platforms being used in applications for gaming, computing, mobile devices and home entertainment. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Emerging applications for this technology include in-cabin tracking in cars, self-navigating robotics and drones in industrial applications and 3-D capture of objects coupled with 3-D printing.

Our OpComms customers include Alcatel-Lucent International, Ciena Corporation, Cisco Systems, Inc., Coriant GmbH, Fujitsu Network Communications, Inc., Google Inc., Huawei Technologies Co Ltd., Microsoft Corporation, and Nokia Networks.

Lasers

Our Lasers products serve our customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. Our Lasers products are used in a variety of original equipment manufacturer (“OEM”) applications.

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

During the third quarter of fiscal 2014, we acquired Time-Bandwidth, a provider of high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally.

Our Lasers customers include Amada Co., Ltd., ASML Holding N.V., Beckman Coulter, Inc., Becton, Dickinson and Company, DISCO Corporation, Electro Scientific Industries, Inc., EO Technics Co., Ltd. and KLA-Tencor Corporation.

Critical Accounting Policies and Estimates

In the opinion of Management, the consolidated financial statements included in this Form 10-Q contain all normal and recurring adjustments necessary to state fairly our consolidated balance sheets, and consolidated statements of comprehensive (loss) income as of September 26, 2015 and September 27, 2014; and consolidated statements of operations, and consolidated statements of cash flows for the three months ended September 26, 2015.

The preparation of the consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management’s Discussion and Analysis in our Amendment No. 1 to Fiscal 2015 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) and “Note 1. Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Form 10-Q.

Recently Issued Accounting Pronouncements

Refer to “Note 2. Recently Issued Accounting Pronouncements” to the consolidated financial statements included in this Form 10-Q regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

RESULTS OF OPERATIONS

The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods or for the full fiscal year. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended
	September 26, 2015	September 27, 2014
Segment net revenue:
OpComms	83.3%	80.8%
Lasers	16.7	19.2
Net revenue	100.0	100.0
Cost of sales	67.7	67.0
Amortization of acquired technologies	0.1	0.1
Gross profit	31.5	32.1
Operating expenses:
Research and development	16.2	16.0
Selling, general and administrative	15.9	12.9
Restructuring and related charges	0.5	0.8
Total operating expenses	32.6	29.7
(Loss) income from operations	(1.2)	2.3
Interest and other income (expense), net	*	(0.1)
Unrealized gain on derivative liability	1.0	—
(Loss) income before taxes	(0.2)	2.2
(Benefit) provision from income taxes	(0.1)	0.2
Net (loss) income	(0.1)%	2.0%

* Amount represents less than 0.1%

Financial Data for the three months ended September 26, 2015 and September 27, 2014

The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended
	September 26, 2015	September 27, 2014	Change	Percentage Change
Segment net revenue:
OpComms	$177.0	$176.9	$0.1	0.1%
Lasers	35.6	42.1	(6.5)	(15.4)
Net revenue	$212.6	$219.0	$(6.4)	(2.9)%

Gross profit	$66.9	$70.3	$(3.4)	(4.8)%
Gross margin	31.5%	32.1%

Research and development	34.4	35.0	(0.6)	(1.7)%
Percentage of net revenue	16.2%	16.0%

Selling, general and administrative	34.0	28.3	5.7	20.1%
Percentage of net revenue	16.0%	12.9%

Restructuring and related charges	1.0	1.8	(0.8)	(44.4)%
Percentage of net revenue	0.5%	0.8%

Net Revenue

Net revenue decreased by $6.4 million, or 2.9%, during the three months ended September 26, 2015 compared to the same period a year ago. This decrease was primarily due to a decrease in net revenue from our Lasers segment.

OpComms net revenue increased $0.1 million, or 0.1%, during the three months ended September 26, 2015 compared to the same period a year ago. This was driven by an increase of $5.5 million in revenue from products for the datacom market partially offset by a decrease of $2.7 million in revenue from products for the telecom market and a decrease of $2.6 million from our products addressing the Consumer and Industrial markets primarily due to decreased revenue from industrial diode laser products.

Lasers net revenue decreased $6.5 million, or 15.4%, during the three months ended September 26, 2015 compared to the same period a year ago.  This decrease was primarily due to decreased revenue from solid-state lasers driven by lower market demand.

Revenue by Region

We operate in three geographic regions: Americas, Asia-Pacific and EMEA. Net revenue is assigned to the geographic region and country where our product is initially shipped. However, this location may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions, except for percentages):

	Three Months Ended
	September 26, 2015		September 27, 2014
Net revenue:
Americas:
United States	$34.5	16.2%	$42.4	19.4%
Mexico	41.8	19.7	26.5	12.1
Other Americas	7.8	3.7	6.3	2.9
Total Americas	$84.1	39.6%	$75.2	34.3%

Asia-Pacific:
Hong Kong	$30.8	14.5%	$28.7	13.1%
Japan	25.0	11.8	35.9	16.4
Other Asia-Pacific	40.0	18.8	41.1	18.8
Total Asia-Pacific	$95.8	45.1%	$105.7	48.3%

EMEA	$32.7	15.4%	$38.1	17.4%

Total net revenue	$212.6		$219.0

During the three months ended September 26, 2015 and September 27, 2014, net revenue from customers outside the  United States, based on customer shipping location, represented 83.8% and 80.6% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin and Segment Gross Margin

The following table summarizes segment gross margin and combined gross margin for the three months ended September 26, 2015 and September 27, 2014 (in millions, except for percentages):

	Gross Profit		Gross Margin
	Three Months Ended		Three Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
OpComms	$55.6	$52.8	31.4%	29.8%
Lasers	14.2	21.3	39.9%	50.6%
Segment total	$69.8	$74.1	32.8%	33.8%
Unallocated corporate items (1)	(2.9)	(3.8)
Total	$66.9	$70.3	31.5%	32.1%

(1)

The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technology, intangible assets, share-based compensation and certain other charges related to non-recurring activities. We do not allocate these items to the gross margin for each segment because Management does not include such information in measuring the performance of the operating segments.

Gross Margin

Gross margin decreased 0.6% from 32.1% in the same period a year ago to 31.5% in the three months ended September 26, 2015. This decrease was primarily due to decreases in Lasers gross margins, partially offset by an increase in OpComms gross margins.

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

Segment Gross Margin

OpComms

OpComms gross margin increased 1.6% to 31.4% in the three months ended September 26, 2015 from 29.8%  in the same period a year ago. This increase was primarily due to cost reductions driven by improved pricing terms and favorable product mix.

Lasers

Lasers gross margin decreased 10.7% to 39.9% in the three months ended September 26, 2015 from 50.6% in the same period a year ago. This decrease was primarily due to low gross margin products comprising a larger portion of our overall product mix for lasers in the Commercial market.

Research and Development (“R&D”)

R&D expense decreased $0.6 million, or 1.7%, for the three months ended September 26, 2015 compared to the same period a year ago. The decrease of $0.6 million was primarily due to lower R&D investment.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.

Selling, General and Administrative (“SG&A”)

SG&A expense increased by $5.7 million, or 20.1%, in the three months ended September 26, 2015 compared to the same period a year ago. This was primarily related to Viavi’s SG&A allocation of $5.1 million of Separation related costs.

We intend to continue to focus on reducing our SG&A expenses as a percentage of net revenue. However, we may experience certain non-core expenses in the future, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges

Beginning in fiscal Q4 2014, we consolidated our operations in order to drive operational efficiencies and align our business with market conditions.

As of September 26, 2015, our total restructuring accrual was $5.1 million. During the three months ended September 26, 2015, we recorded $0.9 million in restructuring. These charges are primarily due to a previously announced restructuring plan for our Bloomfield, Connecticut site for severance and benefits. Refer to “Note 9. Restructuring and Related Charges” to the consolidated financial statements included in this Form 10-Q for more information.

During the three months ended September 27, 2014, we recorded $1.8 million in restructuring and related charges. The charges are primarily the result of a plan approved by Management in the first quarter of fiscal 2015 to optimize operations and gain efficiencies in the CCOP segment by closing the Robbinsville, New Jersey site and consolidating roles and responsibilities across North America.

Our Ottawa lease obligation is net of sublease income of approximately $1.0 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties, as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments may be required in the future as conditions and facts change through the implementation period. If macroeconomic conditions decline, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through the third quarter of fiscal 2018.

Unrealized Gain on Derivative Liability

The unrealized gain on the derivative liability is to adjust the value of the derivative liability to fair value at September 26, 2015.  For the three months ended September 26, 2015 the unrealized gain was $2.2 million.

Interest and Other Income (Expense), Net

Interest and other income (expense), net is comprised substantially of gains and losses associated with the re-measurement of non-functional currency denominated monetary assets and liabilities, an allocation from Viavi of gains and losses on the foreign currency forward contracts utilized in Viavi’s balance sheet hedging program, as well as other non-recurring transactions outside of the normal course of business.

Interest and other income (expense), net was $(0.2) million during the three months ended September 26, 2015 as compared to $(0.3) million during the same period a year ago.

Benefit for Income Taxes

We recorded a tax benefit of $0.3 million for the three months ended September 26, 2015, and a tax provision of $0.6 million for the three months ended September 27, 2014.  The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items for the respective year.

The benefit for income taxes for the three months ended September 26, 2015 and the provision for the three months ended September 27, 2014 were primarily related to tax in foreign jurisdictions.  The difference between the provision for income taxes that would be derived by applying the statutory rate to our income (loss) before income taxes and the provision for income taxes recorded was primarily attributable to the difference in foreign tax rates, utilization of US tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.

Contractual Obligations

The following table summarizes our contractual obligations at September 26, 2015, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$2.6	$0.3	$0.6	$0.5	$1.2
Purchase obligations (1)	151.8	149.2	2.6	—	—
Operating lease obligations (1)	24.9	4.6	10.3	4.9	5.1
Pension and post-retirement benefit payments	2.1	—	0.1	0.2	1.8
Total	$181.4	$154.1	$13.6	$5.6	$8.1

(1)	Refer to “Note 13. Commitments and Contingencies” to the consolidated financial statements included in this Form 10-Q for more information.

As of September 26, 2015, other current liabilities and other non-current liabilities on the consolidated balance sheets includes $0.5 million for each period, respectively, for restructuring and related activities in connection with our operating lease obligations disclosed above.

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $151.8 million of purchase obligations as of September 26, 2015, $85.6 million are related to inventory and the other $66.2 million are non-inventory items of which $15.0 million is committed to Viavi.

As of September 26, 2015, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.

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

Financial Condition

Liquidity and Capital Resources

As of September 26, 2015 and June 27, 2015, our cash and cash equivalents of $142.1 million and $14.5 million, respectively, were held predominantly in the  United States, Cayman Islands, Canada, China and Japan. Although the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as dividends that may be declared, future stock repurchase programs or acquisitions. Our intent is to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations.  However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

As of September 26, 2015, our consolidated balance of cash and cash equivalents increased by $127.6 million, to $142.1 million from $14.5 million as of June 27, 2015. The increase in cash and cash equivalents was a result of the initial capitalization from Viavi.

Operating Cash Flow

Cash provided by operating activities was $10.6 million during the three months ended September 26, 2015, primarily resulting from $0.2 million of net loss and $17.5 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and unrealized gain on derivative liability, offset by changes in operating assets and liabilities of $6.7 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $8.6 million, an increase in deferred taxes of $0.2 million, a decrease in prepayments other current and non-currents assets of $6.4 million, an increase in accounts payable of $8.3 million, a decrease in inventories of $5.4 million, and an increase in accrued payroll and related expenses, accrued expenses and other current and non-current liabilities of $5.2 million.

Cash provided by operating activities was $0.4 million during the three months ended September 27, 2014, primarily resulting from $4.3 million of net income and $17.2 million of non-cash items such as depreciation, stock-based compensation, and amortization of intangibles, offset by changes in operating assets and liabilities of $21.1 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $12.4 million, and an increase in accounts payable of $12.1 million, a decrease in other current and non-currents assets of $4.6 million, a decrease in income taxes payable of $14.7 million, an increase in deferred tax of $1.9 million, and an increase in inventories of $1.6 million and a decrease in accrued payroll and related expenses, accrued expenses and other current and non-current liabilities of $5.0 million.

Investing Cash Flow

Cash used in investing activities was for capital expenditures of $13.9 million and $13.8 million during the three months ended September 26, 2015 and September 27, 2014, respectively.

Financing Cash Flow

Cash provided by financing activities was $130.7 million during the three months ended September 26, 2015 resulting primarily from net transfers from Viavi.

Cash provided by financing activities was $9.0 million during the three months ended September 27, 2014 resulting primarily from net transfers from Viavi.

Liquidity and Capital Resources Requirement

We believe that the cash on hand of $142.6 million as of September 26, 2015, combined with expected cash flows from our operating activities, will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Exchange Risk

We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies which is mainly due to cash held in banks. As of September 26, 2015, our foreign denominated cash was principally in the following currencies: Japanese Yen, Chinese Yuan and Canadian Dollar. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded interest and other income (expense), net in the Consolidated Statements of Operations included in this Form 10-Q of $0.5 million in unrealized losses for the three months ended September 26, 2015. If the exchange rate between the U.S. Dollar and Japanese Yen, Chinese Yuan and Canadian Dollar had increased or decreased by 10%, our local currency expenses would have increased or decreased by $1.4 million during the three months ended September 26, 2015.

In the future, we intend to implement a program to hedge balance sheet exposures that are not denominated in the functional currencies of our subsidiaries. We will evaluate foreign exchange risks and utilization of foreign currency forward contracts to reduce such risks on our behalf, hedging the gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures: Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principle executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While Management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this Form 10-Q in evaluating us and our common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into three groups: risks related to our business, risks related to the Separation and risks related to our common stock.

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

The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include Applied Optoelectronics, Inc., Coherent, Inc., Finisar Corporation, Fujitsu Optical Components, Furukawa Electric Co., Ltd., InnoLight Technology Corporation, IPG Photonics Corporation, Neophotonics Corporation, Newport Corporation, Oclaro, Inc., Rofin-Sinar Technologies Inc. and Sumitomo Electric Industries, Ltd.  We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.

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

We have consistently relied on a small number of customers for a significant portion of our sales and we expect that this customer concentration will continue in the future. For example, during the fiscal three months ended September 26, 2015, our five largest customers accounted for over 48% of our revenue. The majority of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments.  Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results.  In addition, as a result of the seasonality of the business of certain of our customers, our business and results of operations may fluctuate. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, or have excess inventory.  Any of these factors could adversely affect our business, financial condition and results of operations.

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

As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending;,
•	the imposition of government controls, inclusive of critical infrastructure protection;
•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;
•	varying and potentially conflicting regulations;
•	fluctuations in local economies;
•	wage inflation or a tightening of the labor market; and
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

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we may rely upon third-party hosting and support services to meet these needs. Any failure to manage, expand and update our information technology infrastructure, including our Enterprise Resource Planning (“ERP”) system and other applications, any failure in the extension or operation of this infrastructure, or any failure by our hosting and support partners in the performance of their services could materially and adversely harm our business. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches in the future.

Our business and operations may be adversely affected if we fail to adequately implement and maintain our information management systems.

Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in, among other things, managing our supply chain and monitoring customer accounts.  We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.

We are in the process of implementing a new third-party information management system across our worldwide operations. A disruption in the implementation of these systems could adversely affect our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

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

From time to time we have been, and in the future we may become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see “Part II, Item 1. Legal Proceedings.”

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

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. This and similar legislation may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials, which could have an adverse impact on the performance of our products, add greater testing lead-times for product introductions or other similar effects. We believe we comply with all such legislation where our products are sold and we will continue to monitor these laws and the regulations being adopted under them to determine our responsibilities. In addition, the SEC has promulgated rules requiring disclosure regarding the use of certain “conflict minerals” mined from the Democratic Republic of

Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals. See the discussion under the Risk Factor entitled “We are subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding “conflict” minerals that could subject us to additional costs and liabilities.” The implementation of such rules has required us to incur additional expenses and internal resources and may continue to do so in the future. Our failure to comply with any of the foregoing regulatory requirements could result in increased costs for our products, monetary penalties, damages to our reputation and legal action.

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

Our sales levels may decline if we are unable to obtain government authorization to export certain of our products, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.

Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF-over-fiber products, as well as certain products developed with government funding, are currently subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.

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

The historical information in this Form 10-Q refers in part to our business as operated by and integrated with Viavi. Our historical financial information included in this Form 10-Q is derived from the consolidated financial statements and accounting records of Viavi. Accordingly, the historical financial information through July 31, 2015 included in this Form 10-Q does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

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

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Viavi. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes included elsewhere in this Form 10-Q.

Certain contracts that will need to be transferred or assigned to us from Viavi or its affiliates in connection with the Separation require the consent of the counterparty to such an assignment, and failure to obtain these consents could increase our expenses or otherwise reduce our profitability.

The Separation and Distribution Agreement dated as of July 31, 2015 by and among JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC (the “separation agreement”) provides that, in connection with the Separation, a number of contracts were transferred or assigned from Viavi or its affiliates to us or our affiliates. Many of these contracts require the contractual counterparty’s consent to such an assignment. Similarly, in some circumstances, we are a joint beneficiary of contracts, and we need to enter into a new agreement with the third party to replicate the contract or assign the portion of the contract related to our business. It is possible that some parties may use the requirement of a consent or the fact that the Separation has occurred to seek more favorable contractual terms from us or to seek to terminate the contract. If (i) we are unable to obtain these consents for certain key contracts on commercially and satisfactory terms, (ii) we enter into new agreements on significantly less favorable terms, or (iii) the contracts are terminated, we may be unable to obtain some of the benefits, assets and contractual commitments that are intended to be allocated to us as part of the Separation. Additionally, the loss of these contracts could increase our expenses or otherwise reduce our profitability.

Potential indemnification liabilities to Viavi pursuant to the separation agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.

The separation agreement provides for, among other things, indemnification obligations designed to make us financially responsible for:

•	any Lumentum Liabilities (as defined in the separation agreement);
•	our failure to pay, perform or otherwise promptly discharge any Lumentum Liabilities or contracts, in accordance with their respective terms, whether prior to, at or after the distribution;
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

We have received a private letter ruling from the IRS (the “IRS Ruling”), to the effect that the retention by Viavi of 19.9% of our common stock will not be deemed to be pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the Internal Revenue Code of 1986, as amended (the “Code”). Notwithstanding the IRS Ruling, the IRS could determine on audit that the retention of our common stock was pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that we or Viavi have made or provided to the IRS are not correct. If the retention is deemed to be pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable.  In addition, Viavi also received a written opinion of PwC, its tax advisor, to the effect that the distribution, together with certain related transactions necessary to effectuate the distribution, should qualify for non-recognition of gain or loss under Sections 368(a)(1)(D) and 355 of the Code. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or any court will not take a contrary position.  If the distribution were determined not to qualify for non-recognition of gain and loss, then Viavi would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the distribution, over its tax basis in our stock immediately before the distribution.

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

Accordingly, the information that we provide stockholders in this Form 10-Q and in our other filings with the SEC may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected.

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
•

the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor statute, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and certain other conditions are met, including that we have been subject to the requirements of sections 13(a) or 15(d) of the Securities Act for a period of at least twelve calendar months.

Risks Related to Our Common Stock

Our stock price may be volatile and may decline regardless of our operating performance.

Our common stock is listed on the NASDAQ stock market (“NASDAQ”) under the symbol “LITE.” The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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

Any sales of substantial amounts of our common stock in the public market or the perception that such sales might occur, in connection with the distribution or otherwise, may cause the market price of our common stock to decline. Upon completion of the distribution on August 1, 2015, we had an aggregate of approximately 58.8 million shares of our common stock issued and outstanding. Except for the shares of our common stock retained by Viavi, which are discussed below, these shares can be freely tradable without restriction or registration under the Securities Act, unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act. We are unable to predict whether large amounts of our common stock will be sold in the open market following the distribution. We are also unable to predict whether a sufficient number of buyers would be in the market at that time.

Following the Separation, Viavi retained an ownership interest in 19.9% of our total shares outstanding.  Pursuant to a stockholder’s and registration rights agreement with Viavi, Viavi will be required to vote such shares in proportion to the votes cast by our other stockholders. In order to not jeopardize the tax-free status of the distribution, Viavi is required to dispose of such retained shares of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event later than three years after the distribution. Pursuant to the stockholder’s and registration rights agreement, upon the request of Viavi, we will effect the registration under applicable securities laws of the shares of common stock retained by Viavi. Subject to limited exceptions, we do not have the right to prevent or delay the sale of our shares by Viavi pursuant to the stockholder’s and registration right agreement. Any disposition by Viavi, or any significant stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could materially increase the volatility of our stock price and adversely affect prevailing market prices for our common stock.

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

Our subsidiary, Lumentum Inc., issued $35.8 million in Series A Preferred Stock to Viavi, which were sold to Amada following the spin-off. The Series A Preferred Stock may be converted by Amada into shares of our common stock beginning on the second anniversary of the closing of the stock purchase (absent a change of control of us or similar event) using a conversion price equal to 125%of the volume weighted average price per share of our common stock in the five “regular-way” trading days following the spin-off. The Series A Preferred Stock may be redeemed by us upon the third anniversary of the date of issuance or the preferred stockholders may cause us to redeem the Series A Preferred Stock upon the fifth anniversary of the date of issuance.

Cumulative senior dividends on the Series A Preferred Stock will accrue at the annual rate of 2.5%, but will be paid only when and if declared by our board of directors. Our ability to make payments to holders of the Series A Preferred Stock (“Series A Holders”) will depend on Lumentum Inc.’s ability to generate cash in the future from operations, financings or asset sales. Lumentum Inc.’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. The payment of this dividend will reduce the amount of cash otherwise available for distribution by Lumentum Inc. to us for further distribution to our common stockholders or for other corporate purposes. If Lumentum Inc. is in arrears on the payment of dividends to the Series A Holders, (i) Lumentum Inc. will not be able to pay any dividends to us, subject to certain exceptions, and (ii) we will not be able to make any distribution on or repurchase of our common stock.

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

Item 6. Exhibits

The following exhibits are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Contribution Agreement	8-K	2.1	8/6/2015

2.2	Membership Interest Transfer Agreement	8-K	2.2	8/6/2015

2.3	Separation and Distribution Agreement	8-K	2.3	8/6/2015

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015

3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015

4.1	Stockholder's and Registration Rights Agreement	8-K	4.1	8/6/2015

10.1	Tax Matters Agreement	8-K	10.1	8/6/2015

10.2	Employee Matters Agreement	8-K	10.2	8/6/2015

10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015

10.4	2015 Equity Incentive Plan	S-8	99.1	7/29/2015

10.5	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015

10.6	Change in Control and Severance Benefits Plan	8-K	10.5	8/6/2015

10.7	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015

10.8	Form of Indemnification Agreement	10-K	10.8	9/25/2015

10.9	2015 Equity Incentive Plan Form of Stock Option Award Agreement				X

10.10	2015 Equity Incentive Plan Form of Performance Unit Award Agreement				X

10.11	2015 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for U.S.)				X

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance				X

101.SCH**	XBRL Taxonomy Extension Schema				X

101.CAL**	XBRL Taxonomy Extension Calculation				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase				X

101.PRE**	XBRL Taxonomy Extension Presentation				X

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2015	LUMENTUM HOLDINGS INC.

	By:	/s/ Aaron Tachibana
By: Aaron Tachibana Chief Financial Officer