Form 10-Q
period 2015-12-26
Lumentum Holdings Inc.
filed 2016-02-04
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2015
 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of January 23, 2016, the Registrant had 59,089,050 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net revenue	$218.3	$210.5	$430.9	$429.5
Cost of sales	148.5	141.7	292.5	288.5
Amortization of acquired technologies	1.7	1.9	3.4	3.8
Gross profit	68.1	66.9	135.0	137.2
Operating expenses:
Research and development	35.0	35.1	69.4	70.1
Selling, general and administrative	25.8	31.2	59.8	59.5
Restructuring and related charges	1.1	3.8	2.1	5.6
Total operating expenses	61.9	70.1	131.3	135.2
Income (loss) from operations	6.2	(3.2)	3.7	2.0
Unrealized loss on derivative liability	(2.4)	—	(0.2)	—
Interest and other (expense) income, net	(0.5)	(0.1)	(0.7)	(0.4)
Income (loss) before income taxes	3.3	(3.3)	2.8	1.6
Provision for income taxes	0.5	0.8	0.2	1.4
Net income (loss)	2.8	(4.1)	2.6	0.2
Cumulative dividends on Series A preferred stock	(0.2)	—	(0.3)	—
Accretion of Series A preferred stock	(2.0)	—	(11.7)	—
Net income (loss) available to common shareholders	$0.6	$(4.1)	$(9.4)	$0.2

Net income (loss) per share attributable to common shareholders:(a)
Basic	$0.01	$(0.07)	$(0.16)	$—
Diluted	$0.01	$(0.07)	$(0.16)	$—
Shares used in per share calculation attributable to common shareholders:(a)
Basic	59.0	58.8	58.9	58.8
Diluted	59.2	58.8	58.9	58.8

(a)
On August 1, 2015, JDS Uniphase Corporation (“JDSU”) distributed 47.1 million shares, or 80.1% of the outstanding shares of common stock of Lumentum Holdings Inc. (“we”, “our”, “Company” or “Lumentum”) to existing holders of JDSU common stock. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net income (loss) per share for the three and six months ended December 27, 2014 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015, as if such shares were outstanding for the entire period.

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net income (loss)	$2.8	$(4.1)	$2.6	$0.2
Other comprehensive (loss), net of tax
Foreign currency translation adjustment	(1.5)	(3.2)	(7.0)	(6.1)
Net change in accumulated other comprehensive loss	(1.5)	(3.2)	(7.0)	(6.1)
Comprehensive income (loss)	$1.3	$(7.3)	$(4.4)	$(5.9)

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	December 26, 2015	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$161.9	$14.5
Accounts receivable, net	159.1	150.5
Inventories	107.3	99.7
Prepayments and other current assets	50.4	46.1
Total current assets	478.7	310.8
Property, plant and equipment, net	151.4	143.2
Goodwill and intangibles, net	23.6	27.4
Deferred income taxes, net	27.7	30.3
Other non-current assets	0.6	0.9
Total assets	$682.0	$512.6
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95.2	$77.9
Accrued payroll and related expenses	30.7	17.7
Income taxes payable	4.0	3.7
Accrued expenses	15.7	11.5
Other current liabilities	11.8	11.4
Total current liabilities	157.4	122.2
Derivative liability	9.9	—
Other non-current liabilities	8.0	9.8
Total liabilities	175.3	132.0
Commitments and contingencies (Note 13)
Mezzanine equity:
Non-controlling Interest Redeemable convertible Series A preferred stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of December 26, 2015, and no shares issued and outstanding as of June 27, 2015	35.8	—
Total mezzanine equity	35.8	—
Stockholders’ equity:
Viavi net investment	—	368.1
Common stock, $0.001 par value, 990,000,000 authorized shares, 59,081,186 shares issued and outstanding as of December 26, 2015, and no shares issued and outstanding as of June 27, 2015	0.1	—
Additional paid-in capital	451.3	—
Retained earnings	14.0	—
Accumulated other comprehensive income	5.5	12.5
Total stockholders’ equity	470.9	380.6
Total liabilities, mezzanine equity and stockholders’ equity	$682.0	$512.6

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 26, 2015	December 27, 2014
OPERATING ACTIVITIES:
Net income	$2.6	$0.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23.8	21.2
Stock-based compensation	12.3	9.2
Unrealized loss on derivative liability	0.2	—
Amortization of acquired technologies and other intangibles	3.6	4.0
Disposal of property, plant and equipment	0.5	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(11.1)	(16.9)
Inventories	(9.7)	(1.0)
Prepayments and other current and non-currents assets	(5.2)	(7.9)
Deferred taxes, net	0.4	2.2
Accounts payable	18.2	3.0
Accrued payroll and related expenses	13.6	3.7
Income taxes payable	0.5	(0.3)
Accrued expenses, other current and non-current liabilities	3.3	(1.3)
Net cash provided by operating activities	53.0	16.0
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(35.7)	(24.7)
Net cash (used in) investing activities	(35.7)	(24.7)
FINANCING ACTIVITIES:
Net transfers from Viavi	132.2	9.8
Payment of financing obligation related to acquisition	(2.3)	—
Proceeds from the exercise of stock options	0.2	—
Net cash provided by financing activities	130.1	9.8
Effect of exchange rates on cash and cash equivalents	—	(1.5)
Increase (decrease) in cash and cash equivalents	147.4	(0.4)
Cash and cash equivalents at beginning of period	14.5	19.9
Cash and cash equivalents at end of period	$161.9	$19.5
Non-cash financing activities:
Cumulative dividends on Series A preferred stock	$0.3	$—
Accretion of Series A preferred stock	11.7	—

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we”, “our” or “Lumentum”) is an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including data communications (“Datacom”) and telecommunications (“Telecom”) networking and commercial lasers (“commercial lasers”) for manufacturing, inspection and life-science applications. We are using our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3-D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that our network equipment manufacturer (“NEM”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers.
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
On July 31, 2015, prior to the Separation, Viavi transferred substantially all of the assets and liabilities and operations of the communications and commercial optical products (“CCOP”) segment and WaveReady product lines to Lumentum (the “Capitalization"). Combined financial statements for periods prior to the Capitalization were prepared on a stand-alone basis and were derived from Viavi’s consolidated financial statements and accounting records. For the period from June 28, 2015 to August 1, 2015, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.
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
See "Note 3. Related Party Transactions" in the consolidated financial statements for further information regarding the relationships we had with Viavi and other Viavi entities.
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
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2016 is a 53-week year ending on July 2, 2016 and our third quarter of fiscal 2016 will include one additional week. Our fiscal 2015 ended on June 27, 2015 and was a 52-week year.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Combination and Consolidation
The consolidated financial statements include certain assets and liabilities that were historically held at the Viavi level which were specifically identifiable or otherwise attributable to us. All intra-company transactions within our business were eliminated. All material transactions between us and other businesses of Viavi prior to separation were reflected as net transfers to and from Viavi as a component of financing activities in the consolidated statement of cash flows.
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
Accounting Policies
There have been no material changes in our significant accounting policies during the six months ended December 26, 2015 compared to the significant accounting policies described in our Annual Report on Form 10-K/A for the fiscal year ended June 27, 2015. The accompanying unaudited interim consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended June 27, 2015.
Correction of Immaterial Error
During the three and six months ended December 26, 2015, we identified an error relating to the determination of the accretion amount of Series A preferred stock for the three months ended September 26, 2015 in which the accretion of the discount related to issuance cost of $2.0 million was excluded. As a result, our net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders included in our quarterly report on Form 10-Q ("Form 10-Q") for the three months ended September 26, 2015 was understated by $2.0 million and $0.03 per basic and diluted share, respectively, and the correction of the error in the three months ended December 26, 2015 was an understatement of net income per share attributable to common stockholders by $2.0 million and $0.03 per basic and diluted share. In addition, this error resulted in an understatement of our mezzanine equity and an overstatement of our stockholders' equity by $2.0 million as of September 26, 2015 as included in the Form 10-Q. This error did not impact any annual or other interim periods and has no impact to the net income. We assessed the materiality of this error on the three and six months ended December 26, 2015 and as of September 26, 2015 and the three months ended September 26, 2015 unaudited consolidated financial statements in accordance with the SEC's Staff Accounting Bulletin No.99 and No.108, based on an analysis of quantitative and qualitative factors, determined that this error was not material to our unaudited consolidated financial statements as of September 30, 2015 and for the three months ended September 26, 2015 and the three and six months ended December 26, 2015. Therefore, our unaudited consolidated financial statements as of September 26, 2015 and for the three months ended September 26, 2015 can continue to be relied upon and an amendment of our previously filed Form 10-Q is not required. However, for comparability, the corrected amounts will be revised in the fiscal 2017 Form 10-Qs that will contain such financial information.
Note 2. Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance related to recognition and measurement of financial assets and financial liabilities. This guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial statements. The guidance is effective for us in the first quarter of fiscal 2019. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
In November 2015, the FASB issued guidance related to balance sheet classification of deferred taxes. This guidance will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for us in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. We early adopted this guidance effective December 26, 2015 on a prospective basis. No prior periods were retrospectively adjusted. Refer to "Note 11. Income Taxes" for more information.

In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for us in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
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
Note 3. Related Party Transactions
Transactions with Viavi
Agreements with Viavi
On July 31, 2015, the Company entered into a Supply Agreement with Viavi providing that each party will supply certain products at pre-determined prices, and providing Viavi with research and development services at cost plus a specified markup. The Company has also agreed to supply office space via a sublease agreement to Viavi. The sublease income and research and development cost reimbursements are each recorded as contra operating expenses in the Consolidated Statements of Operations for the six months ended December 26, 2015.
The Supply Agreement contains a $15.0 million purchase commitment with Viavi for certain products, and for the three and six months ended December 26, 2015, the Company purchased $6.5 million in product from Viavi against the $15.0 million purchase commitment. During the three and six months ended December 26, 2015, the Company recognized revenue of $0.7 million and $1.5 million, respectively, due to products sold to Viavi. For the three and six months ended December 26, 2015, the Company recorded $0.7 million and $1.2 million, respectively, in research and development cost reimbursement and $0.2 million and $0.3 million, respectively, in sublease rental income. As of December 26, 2015, the Company had $1.0 million in accounts receivable due from Viavi.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Allocated costs included in the accompanying consolidated statements of operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Selling, general and administrative	$—	$19.8	$11.7	$36.6
Restructuring and related charges	—	3.2	—	3.2
Interest and other (income) expenses, net	—	(0.1)	(0.1)	—
Interest expense	—	0.2	0.1	0.4
Total allocated costs	$—	$23.1	$11.7	$40.2

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Numerator:
Net income (loss)	$2.8	$(4.1)	$2.6	$0.2
Less: Cumulative dividends on Series A Preferred Stock	(0.2)	—	(0.3)	—
Less: Accretion of Series A Preferred Stock	(2.0)	—	(11.7)	—
Net income (loss) available to common stockholders	$0.6	$(4.1)	$(9.4)	$0.2
Denominator:
Weighted-average number of common shares outstanding
Basic	59.0	58.8	58.9	58.8
Effect of dilutive securities from stock-based benefit plans	0.2	—	—	—
Diluted	59.2	58.8	58.9	58.8
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.07)	$(0.16)	$—
Diluted	$0.01	$(0.07)	$(0.16)	$—
On August 1, 2015, JDS Uniphase Corporation (“JDSU”) distributed 47.1 million shares, or 80.1% of the outstanding shares of common stock of Lumentum Holdings Inc. (“we”, “our” or “Lumentum”) to existing holders of JDSU common stock. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum's outstanding shares. The weighted average number of common shares outstanding is calculated as the number of shares of common stock outstanding immediately following the Separation, and the weighted average number of shares outstanding following the Separation through December 26, 2015. Diluted earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Separation. Basic and diluted net income (loss) per share for the three and six months ended December 27, 2014 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015, as if such shares were outstanding for the entire period.
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
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because the effect would have been anti-dilutive (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended	Six Months Ended
	December 26, 2015	December 26, 2015
Restricted stock units	—	0.1
Redeemable convertible preferred stock	1.5	1.2
Stock options and employee stock purchase plan	—	0.1
Total potentially dilutive securities	1.5	1.4
Note 5. Accumulated Other Comprehensive (Loss) Income
Our accumulated other comprehensive (loss) income consists of the cumulative foreign currency translation adjustments and defined benefit obligation adjustments.
At December 26, 2015 and June 27, 2015, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax	Total
Beginning balance as of June 27, 2015	$13.7	$(1.2)	$12.5
Other comprehensive loss	(7.0)	—	(7.0)
Ending balance as of December 26, 2015	$6.7	$(1.2)	$5.5
Note 6. Mergers and Acquisitions
Holdback Payments Related to Fiscal 2014 Acquisitions
On January 27, 2014 ("Time-Bandwidth Closing Date"), we completed the acquisition of Time-Bandwidth Products, Inc. ("Time-Bandwidth"), a privately-held company headquartered in Switzerland. Time-Bandwidth is a provider of high-powered and ultrafast lasers for industrial and scientific markets. We acquired all outstanding shares of Time-Bandwidth for a purchase price consideration of $15.0 million in cash, including a holdback amount of approximately $2.3 million which had been withheld to satisfy potential breaches of representations and warranties. During the first quarter of fiscal 2016, and after the separation from Viavi, we released the holdback amount of $2.3 million following the eighteen-month anniversary of the Time-Bandwidth Closing Date. The payment is classified as a financing activity within the consolidated statements of cash flows for the six months ended December 26, 2015.
Note 7. Balance Sheet Components
Accounts receivable allowances
As of December 26, 2015, our accounts receivable allowance was $0.7 million. Our accounts receivable allowance as of June 27, 2015 was $1.2 million.
Inventories
The components of inventories were as follows (in millions):

	December 26, 2015	June 27, 2015
Finished goods	$50.8	$60.1
Work in process	26.3	23.4
Raw materials and purchased parts	30.2	16.2
Inventories	$107.3	$99.7

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and six months ended December 26, 2015, we wrote off $0.6 million and $1.1 million of inventory, respectively.
During the three and six months ended December 27, 2014, we wrote off $1.4 million and $2.0 million of inventory, respectively.
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	December 26, 2015	June 27, 2015
Prepayments	$28.5	$20.4
Advances to contract manufacturers	8.7	9.5
Due from Viavi, net	1.0	—
Other current assets	12.2	16.2
Prepayments and other current assets	$50.4	$46.1
Amount due from Viavi, net represents certain obligations to be reimbursed from Viavi, net of payables, pursuant to the Separation and Distribution Agreement and Contribution Agreement.
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	December 26, 2015	June 27, 2015
Land	$5.9	$5.9
Buildings and improvement	28.7	28.6
Machinery and equipment	335.2	326.4
Furniture and fixtures and software	31.4	8.0
Leasehold improvements	28.7	20.5
Construction in progress	35.0	26.8
	464.9	416.2
Less: Accumulated depreciation	(313.5)	(273.0)
Property, plant and equipment, net	$151.4	$143.2
Other current liabilities
The components of other current liabilities were as follows (in millions):

	December 26, 2015	June 27, 2015
Restructuring accrual and related charges	$4.3	$3.2
Warranty accrual	3.1	2.8
Others	4.4	5.4
Other current liabilities	$11.8	$11.4

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	December 26, 2015	June 27, 2015
Asset retirement obligation	2.1	1.8
Pension and related accruals	2.6	2.1
Deferred rent	1.5	1.7
Restructuring accrual and related charges	—	1.7
Other non-current liabilities	1.8	2.5
Other non-current liabilities	$8.0	$9.8
Note 8. Derivative Liability
We estimate the fair value of the embedded derivative for the Series A preferred stock using the binomial lattice model. We applied the binomial lattice model to value the embedded derivative using a "with-and-without method," where the value of the Series A preferred stock including the embedded derivative, is defined as the "with", and the value of the Series A preferred stock excluding the embedded derivative, is defined as the "without". This method estimates the value of the embedded derivative by looking at the difference in the values between the Series A preferred stock with the embedded derivative and the value of the Series A preferred stock without the embedded derivative. The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a significant impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative of $2.4 million and $0.2 million for the three and six months ended December 26, 2015, respectively, is primarily related to the change in the price of the Company's underlying common stock and is reflected in the consolidated statements of operations as "Unrealized loss on derivative liability".

Note 9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill allocated to the Lasers reportable segment during the six months ended December 26, 2015 (in millions):

	Lasers	Total
Balance as of June 27, 2015	$5.6	$5.6
Currency translation and other adjustments	(0.1)	(0.1)
Balance as of December 26, 2015	$5.5	$5.5
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2015, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the six months ended December 26, 2015, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquired Developed Technology and Other Intangibles
The following tables present details of our acquired developed technology and other intangibles (in millions):

As of December 26, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.1	$(85.6)	$17.5
Other	9.4	(8.8)	0.6
Total Intangibles	$112.5	$(94.4)	$18.1

As of June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.2	$(82.2)	$21.0
Other	9.4	(8.6)	0.8
Total Intangibles	$112.6	$(90.8)	$21.8
During the three and six months ended December 26, 2015, the Company recorded $1.8 million and $3.6 million, respectively, of amortization expense relating to acquired developed technology and other intangibles.
During the three and six months ended December 27, 2014, the Company recorded $2.0 million and $4.0 million, respectively, of amortization expense relating to acquired developed technology and other intangibles.
The following table presents details of our amortization relating to acquired developed technology and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Cost of sales	$1.7	$1.9	$3.4	$3.8
Operating expense	0.1	0.1	0.2	0.2
Total	$1.8	$2.0	$3.6	$4.0
Based on the carrying amount of acquired developed technology and other intangibles as of December 26, 2015, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2016	$3.5
2017	6.7
2018	2.8
2019	2.6
2020	1.0
Thereafter	1.5
Total amortization	$18.1

Note 10. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs and align our business in response to the market conditions. As of December 26, 2015 and June 27, 2015, our total restructuring and related charges accrual was $4.3 million and $4.9 million, respectively. During the three and six months ended December 26, 2015, we recorded $1.1 million and $2.1 million, respectively, in restructuring and related charges in the consolidated statements of operations. During the three and

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

six months ended December 27, 2014, we recorded $3.8 million and $5.6 million, respectively, in restructuring and related charges in the consolidated statements of operations. Our restructuring charges include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of our restructuring plans described below for the three and six months ended December 26, 2015, were as follows (in millions):

	Balance June 27, 2015	Accrued	Cash Settlements	Balance December 26, 2015
Fiscal 2015 Plans
Separation Restructuring Plan (Workforce Reduction)	$4.6	$0.7	$(1.4)	$3.9
Fiscal 2013 Plans
Other Plans	0.3	0.1	—	0.4

Total	$4.9	$0.8	$(1.4)	$4.3
As of December 26, 2015, all of the $4.3 million accrual was included in other current liabilities on the consolidated balance sheets. As of June 27, 2015, $3.2 million was included in other current liabilities, and $1.7 million was included in other non-current liabilities on the consolidated balance sheets.
Fiscal 2015 Plans
Separation Restructuring Plan
During the second and fourth quarter of fiscal 2015, Management approved restructuring plans impacting our Optical Communications (“OpComms”) segment to optimize manufacturing operations and gain efficiencies which include closing the Bloomfield, Connecticut site and consolidating roles and responsibilities across functions as we move forward with our separation plan. As a result, approximately 200 employees in manufacturing, R&D and SG&A functions located in North America, Europe and Asia will be impacted. For the three and six months ended December 26, 2015, the Company recorded $(0.3) million and $0.7 million, respectively, of expenses for adjusting severance and retention costs related to the restructuring plan implemented in the fourth quarter of 2015. Payments related to the remaining severance and benefits accrual are expected to be paid through fiscal year 2017.
Ottawa Lease Exit Costs
During fiscal 2008, we recorded lease exit charges, net of assumed sub-lease income related to our Ottawa facility which was included in selling, general and administrative expenses as the space was never occupied and we had no need for the space in the foreseeable future due to changes in business requirements.  For the three and six months ended December 26, 2015, we had cash settlements of $0.2 million and $0.3 million, respectively. The fair value of the remaining contractual obligations, net of sublease income is $0.8 million and $1.1 million as of December 26, 2015 and June 27, 2015, respectively. As of December 26, 2015 and June 27, 2015, $0.5 million and $0.6 million was included in other current liabilities, and $0.3 million and $0.5 million in other non-current liabilities, respectively, on the consolidated balance sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.
Note 11. Income Taxes
The Company recorded a tax provision of $0.5 million and $0.2 million for the three and six months ended December 26, 2015, respectively. The Company recorded a tax provision of $0.8 million and $1.4 million for the three and six months ended December 27, 2014. The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items for the respective year. During the three months ended September 26, 2015, we recognized a net benefit of $0.3 million of true-up adjustments in our foreign jurisdictions.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company updates its estimated annual effective tax rate at the end of each quarterly period. The estimate takes into account the estimates for annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before income taxes and the provision for income taxes recorded for the three and six months ended December 26, 2015 and December 27, 2014 was primarily attributable to the difference in foreign tax rates, utilization of US tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 26, 2015 on a prospective basis. Adoption of this ASU resulted in the reclassification of our net current deferred tax asset of $0.1 million to the net non-current deferred tax asset, and the current deferred tax liability of $0.5 million to the non-current deferred tax liability on our Consolidated Balance Sheet as of December 26, 2015. No prior periods were retrospectively adjusted.
The Company’s net deferred tax assets relate predominantly to the Canadian tax jurisdiction and the Company has a partial valuation allowance against these deferred tax assets. The Company weighed both positive and negative evidence and determined that due to the limited carryover period of certain tax attributes in Canada, there is a continued need for a partial valuation allowance against these deferred tax assets as of December 26, 2015. Should the Company determine that it needs to adjust the valuation allowance, the adjustment may have a material impact to net income in the period such determination is made.
The Company also evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to cumulative losses in the U.S., there is a continued need for a full valuation allowance against the U.S. deferred tax assets as of December 26, 2015.
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
Note 12. Stock-Based Compensation
Overview
Prior to the Separation, we participated in Viavi’s stock-based benefit plans and recorded stock-based compensation based on the equity awards granted to our employees as well as an allocation of expenses from Viavi’s employees in shared services functions. Upon the Separation, outstanding employee stock options, Restricted Stock Units (RSUs) and Restricted Stock Units based on market conditions previously issued to our employees under the Viavi equity plans were converted into proportionately equivalent Lumentum equity awards under our 2015 Equity Incentive Plan, using a formula designed to preserve the fair value of the awards immediately prior to the Separation. All other terms of the awards remain unchanged. During the first quarter of fiscal 2016, the Restricted Stock Units based on market conditions were modified to performance-based RSUs, and the impact of the modification resulted in additional expenses of $0.1 million.
 The impact on our results of operations of recording stock-based compensation by function for the three and six months ended December 26, 2015 and December 27, 2014 was as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Cost of sales	$1.5	$1.2	$2.7	$2.6
Research and development	2.3	1.8	4.2	3.7
Selling, general and administrative	2.5	3.7	5.9	7.3
	$6.3	$6.7	$12.8	$13.6
Approximately $1.1 million of stock-based compensation was capitalized in inventory at December 26, 2015. The table above includes allocated stock-based compensation from Viavi of $1.9 million for the three months ended December 27, 2014, and $0.5 million and $3.9 million for the six months ended December 26, 2015 and December 27, 2014, respectively.
Stock Option Activity
We granted no stock options during fiscal 2016 and 2015. The total intrinsic value of options exercised by our employees during the three and six months ended December 26, 2015 was $0.1 million.
Restricted Stock Units Activity
During the six months ended December 26, 2015, we granted 1.8 million RSUs, of which 41,000 also have performance conditions. The aggregate grant-date fair value of time-based RSUs and performance-based RSUs are $35.0 million and $0.8 million, respectively. The majority of the time-based RSUs vests over three years, with 33.3% vesting after one year and the balance vesting quarterly over the remaining two years. The vesting of the performance based RSUs is over three years and contingent upon the achievement of specific revenue targets and the employee’s continued service. The performance based RSU shares have a target number of shares, and the actual number of shares awarded upon vesting may be higher or lower depending upon the level of achievement of the performance conditions.
A summary of the status of our outstanding RSUs as of December 26, 2015 and changes during the six months ended December 26, 2015 is presented below (amount in millions):

	Full Value Awards
	Time-based shares	Performance-based shares	Total number of shares
Outstanding at June 27, 2015, as converted	1.5	0.2	1.7
Awards granted	1.8	—	1.8
Awards vested	(0.4)	(0.1)	(0.5)
Awards cancelled	(0.1)	—	(0.1)
Outstanding at December 26, 2015	2.8	0.1	2.9
As of December 26, 2015, $49.1 million of unrecognized stock-based compensation cost related to RSUs remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.
RSUs are converted into shares upon vesting. Shares equivalent in value to the minimum statutory withholding tax on the vested shares are withheld by the Company at the employees discretion for the payment of such taxes. During the six months ended December 26, 2015 and December 27, 2014, the Company paid $3.9 million and $4.5 million for employee withholding taxes, respectively, and classified the payments as operating cash outflows in the consolidated statements of cash flows.
Employee Stock Purchase Plans
In June 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “Plan”). The Plan, which became effective June 23, 2015, provides eligible employees, consultants and directors of the Company and one or more of its parent or subsidiary companies with the opportunity to acquire a proprietary interest in the Company through participation in a plan designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Plan will terminate on the date on which all shares available for issuance have been sold. The first offering period is from November 17, 2015 to May 15, 2016. The Plan provides a 15% discount on the lesser of (i) the fair market value of a share on the date of purchase or (ii) the fair market value of a share on the commencement date of the purchase period.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 26, 2015 the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Remainder of 2016	$2.9
2017	5.6
2018	4.6
2019	3.0
2020	1.9
Thereafter	5.0
Total minimum operating lease payments	$23.0
Included in the future minimum lease payments table above is $0.8 million related to lease commitments in connection with our restructuring and related activities. Refer to "Note 10. Restructuring and Related Charges" for more information.
Purchase Obligations
Purchase obligations of $145.5 million as of December 26, 2015, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve during the three and six months ended December 26, 2015 and December 27, 2014 (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Balance as of beginning of period	$2.5	$2.4	$2.8	$2.7
Provision for warranty	0.8	0.9	1.7	1.5
Utilization of reserve	(0.3)	(1.2)	(1.5)	(2.1)
Adjustments related to pre-existing warranties (including changes in estimates)	0.1	(0.1)	0.1	(0.1)
Balance as of end of period	$3.1	$2.0	$3.1	$2.0
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
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, OpComms and Commercial Lasers ("Lasers"). The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

products. Customer solutions containing our 3-D sensing products let a person control electronic or computer devices with natural body or hand gestures instead of using a remote, mouse or other device.

(ii)
Commercial Lasers: Our Lasers products serve customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. These products include diode, direct-diode, diode-pumped solid-state, fiber and gas lasers. In addition, our photonic power products include fiber optic-based systems for delivering and measuring electrical power.

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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net revenue:
OpComms	$185.8	$171.1	$362.9	$348.0
Lasers	32.5	39.4	68.0	81.5
Net revenue	$218.3	$210.5	$430.9	$429.5
Gross profit:
OpComms	57.1	50.4	112.7	103.2
Lasers	14.2	20.1	28.4	41.4
Total segment gross profit	71.3	70.5	141.1	144.6
Unallocated amounts:
Stock-based compensation	(1.5)	(1.2)	(2.7)	(2.6)
Amortization of intangibles	(1.7)	(1.9)	(3.4)	(3.8)
Other charges related to non-recurring activities	—	(0.5)	—	(1.0)
Gross profit	$68.1	$66.9	$135.0	$137.2
The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom and consumer and industrial ("Consumer and Industrial"):

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015 (a)	December 27, 2014
Optical Communications:	85.1%	81.3%	84.2%	81.0%
Telecom	63.1%	59.8%	62.8%	60.8%
Datacom	16.0%	16.8%	16.4%	15.3%
Consumer and Industrial	6.0%	4.7%	5.0%	4.9%
Lasers	14.9%	18.7%	15.8%	19.0%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in three geographic regions: Americas, Asia-Pacific and Europe, Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions, except for percentages) :

	Three Months Ended				Six Months Ended
	December 26, 2015		December 27, 2014		December 26, 2015		December 27, 2014
Net revenue:
Americas:
United States	$28.0	12.8%	$41.1	19.5%	$62.5	14.5%	$83.5	19.4%
Mexico	36.5	16.7	23.6	11.2	78.3	18.2	50.1	11.7
Other Americas	5.0	2.3	7.5	3.6	12.8	3.0	13.8	3.2
Total Americas	$69.5	31.8%	$72.2	34.3%	$153.6	35.7%	$147.4	34.3%

Asia-Pacific:
Hong Kong	$51.8	23.8%	$34.0	16.1%	$82.6	19.1%	$62.7	14.6%
Japan	21.0	9.6	34.9	16.6	46.0	10.7	70.8	16.5
Thailand	25.5	11.7	14.7	7.0	44.0	10.2	29.7	6.9
Other Asia-Pacific	20.8	9.5	23.9	11.4	42.3	9.8	50.0	11.7
Total Asia-Pacific	$119.1	54.6%	$107.5	51.1%	$214.9	49.8%	$213.2	49.7%

EMEA	$29.7	13.6%	$30.8	14.6%	$62.4	14.5%	$68.9	16.0%

Total net revenue	$218.3		$210.5		$430.9		$429.5
During the six months ended December 26, 2015 and December 27, 2014, net revenue from customers outside the U.S., based on customer shipping location, represented 85.5% and 80.6% of net revenue, respectively. During the three months ended December 26, 2015 and December 27, 2014, net revenue from customers outside the U.S., based on customer shipping location, represented 87.2% and 80.5% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above.

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

•
financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, future revenue from international customers, our future liquidity and cash flow requirements, the future impact of certain accounting pronouncements and our estimation of the potential impact and materiality of litigation;

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
On July 31, 2015, prior to the Separation, Viavi transferred substantially all of the assets and liabilities and operations of the communications and commercial optical products (“CCOP”) segment and WaveReady product lines to Lumentum (the “Capitalization”). Combined financial statements for periods prior to the Capitalization were prepared on a stand-alone basis and were derived from Viavi’s consolidated financial statements and accounting records. For the period from June 28, 2015 to August 1, 2015, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.
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
Our Industries and Developments
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including Datacom and Telecom networking and commercial lasers for manufacturing, inspection and life-science applications. We are using our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3-D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications.
We operate in two reportable segments:
•Optical Communications (“OpComms”)
•Commercial Lasers (“Lasers”)
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
Our OpComms customers include Ciena Corporation, Cisco Systems, Inc., Coriant GmbH, Fujitsu Network Communications, Inc., Google Inc., Huawei Technologies Co Ltd., Microsoft Corporation, and Nokia Corporation.
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
Critical Accounting Policies and Estimates
In the opinion of Management, the consolidated financial statements included in this Form 10-Q contain all normal recurring adjustments necessary to state fairly our consolidated balance sheet as of December 26, 2015, our consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three and six months ended December 26, 2015 and December 27, 2014, and our consolidated statements of cash flows for the six months ended December 26, 2015 and December 27, 2014.
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
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Amendment No. 1 to Fiscal 2015 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) and “Note 1. Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Form 10-Q.
Recently Issued Accounting Pronouncements

Refer to “Note 2. Recently Issued Accounting Pronouncements" to the consolidated financial statements included in this Form 10-Q regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.
RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods or for the full fiscal year. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Segment net revenue:
OpComms	85.1%	81.3%	84.2%	81.0%
Lasers	14.9	18.7	15.8	19.0
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	68.0	67.3	67.9	67.2
Amortization of acquired technologies	0.8	0.9	0.8	0.9
Gross profit	31.2	31.8	31.3	31.9
Operating expenses:
Research and development	16.1	16.7	16.1	16.3
Selling, general and administrative	11.8	14.8	13.9	13.9
Restructuring and related charges	0.5	1.8	0.5	1.3
Total operating expenses	28.4	33.3	30.5	31.5
Income (loss) from operations	2.8	(1.5)	0.9	0.5
Unrealized loss on derivative liability	(1.1)	—	—	—
Interest and other (expense) income, net	(0.2)	—	(0.2)	(0.1)
Income (loss) before taxes	1.5	(1.6)	0.6	0.4
Provision for income taxes	0.2	0.4	—	0.3
Net income (loss)	1.3%	(1.9)%	0.6%	0.0%

Financial Data for the three and six months ended December 26, 2015 and December 27, 2014
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 26, 2015	December 27, 2014	Change	Percentage Change	December 26, 2015	December 27, 2014	Change	Percentage Change
Segment net revenue:
OpComms	$185.8	$171.1	$14.7	8.6%	$362.9	$348.0	$14.9	4.3%
Lasers	32.5	39.4	(6.9)	(17.5)%	68.0	81.5	(13.5)	(16.6)
Net revenue	$218.3	$210.5	$7.8	3.7%	$430.9	$429.5	$1.4	0.3%

Gross profit	$68.1	$66.9	$1.2	1.8%	$135.0	$137.2	$(2.2)	(1.6)%
Gross margin	31.2%	31.8%			31.3%	31.9%

Research and development	35.0	35.1	(0.1)	(0.3)%	69.4	70.1	(0.7)	(1.0)%
Percentage of net revenue	16.0%	16.7%			16.1%	16.3%

Selling, general and administrative	25.8	31.2	(5.4)	(17.3)%	59.8	59.5	0.3	0.5%
Percentage of net revenue	11.8%	14.8%			13.9%	13.9%

Restructuring and related charges	1.1	3.8	(2.7)	(71.1)%	2.1	5.6	(3.5)	(62.5)%
Percentage of net revenue	0.5%	1.8%			0.5%	1.3%
Net Revenue
Net revenue increased by $7.8 million, or 3.7%, during the three months ended December 26, 2015 compared to the same period a year ago. This increase was primarily due to an increase in net revenue from our OpComms segment, partially offset by a decrease in net revenue from our Lasers segment.
OpComms net revenue increased $14.7 million, or 8.6%, during the three months ended December 26, 2015 compared to the same period a year ago. This increase was primarily driven by $15.0 million of net revenue increases resulting primarily from increased sales of Transport and 3D Sensing products for the telecom and Consumer and Industrial end markets.
Lasers net revenue decreased $6.9 million, or 17.5%, during the three months ended December 26, 2015 compared to the same period a year ago. This decrease was primarily due to lower revenue from our fiber laser products.
Net revenue increased by $1.4 million, or 0.3%, during the six months ended December 26, 2015 compared to the same period a year ago. This increase was primarily due to an increase in net revenue from our OpComms segment, partially offset by a decrease in net revenue from our Lasers segment.
OpComms net revenue increased $14.9 million, or 4.3%, during the six months ended December 26, 2015 compared to the same period a year ago. This increase was driven by $14.4 million of net revenue increases resulting primarily from increased sales of products for the telecom and datacom end markets.
Lasers net revenue decreased $13.5 million, or 16.6%, during the six months ended December 26, 2015 compared to the same period a year ago. This decrease was primarily due to decreased revenue from solid-state lasers driven by lower market demand.
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

	Three Months Ended				Six Months Ended
	December 26, 2015		December 27, 2014		December 26, 2015		December 27, 2014
Net revenue:
Americas:
United States	$28.0	12.8%	$41.1	19.5%	$62.5	14.5%	$83.5	19.4%
Mexico	36.5	16.7	23.6	11.2	78.3	18.2	50.1	11.7
Other Americas	5.0	2.3	7.5	3.6	12.8	3.0	13.8	3.2
Total Americas	$69.5	31.8%	$72.2	34.3%	$153.6	35.7%	$147.4	34.3%

Asia-Pacific:
Hong Kong	$51.8	23.8%	$34.0	16.1%	$82.6	19.1%	$62.7	14.6%
Japan	21.0	9.6	34.9	16.6	46.0	10.7	70.8	16.5
Thailand	25.5	11.7	14.7	7.0	44.0	10.2	29.7	6.9
Other Asia-Pacific	20.8	9.5	23.9	11.4	42.3	9.8	50.0	11.7
Total Asia-Pacific	$119.1	54.6%	$107.5	51.1%	$214.9	49.8%	$213.2	49.7%

EMEA	$29.7	13.6%	$30.8	14.6%	$62.4	14.5%	$68.9	16.0%

Total net revenue	$218.3		$210.5		$430.9		$429.5
Net revenue from customers outside the United States, based on customer shipping location, during the three months ended December 26, 2015 and December 27, 2014, represented 87.2% and 80.5% of net revenue, respectively. Net revenue from customers outside the United States, based on customer shipping location, during the six months ended December 26, 2015 and December 27, 2014, represented 85.5% and 80.6% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin and combined gross margin for the three and six months ended December 26, 2015 and December 27, 2014 (in millions, except for percentages):

	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
OpComms	$57.1	$50.4	30.7%	29.5%	$112.7	$103.2	31.1%	29.7%
Lasers	14.2	20.1	43.7%	51.0%	28.4	41.4	41.8%	50.8%
Segment total	$71.3	$70.5	32.7%	33.5%	$141.1	$144.6	32.7%	33.7%
Unallocated corporate items (1)	(3.2)	(3.6)			(6.1)	(7.4)
Total	$68.1	$66.9	31.2%	31.8%	$135.0	$137.2	31.3%	31.9%

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

Gross Margin
Gross margin decreased 0.6 percentage points from 31.8% in the same period a year ago to 31.2% in the three months ended

December 26, 2015. This decrease was primarily due to decreases in Lasers gross margins, partially offset by an increase in OpComms gross margins.
Gross margin decreased 0.6 percentage points from 31.9% in the same period a year ago to 31.3% in the six months ended December 26, 2015. This decrease was primarily due to decreases in Lasers gross margins, partially offset by an increase in OpComms gross margins.
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
Segment Gross Margin
OpComms
OpComms gross margin increased 1.2 percentage points to 30.7% in the three months ended December 26, 2015 from 29.5% in the same period a year ago. This increase was primarily due to cost reductions and higher volume leading to better absorption.
OpComms gross margin increased 1.4 percentage points to 31.1% in the six months ended December 26, 2015 from 29.7% in the same period a year ago. This increase was primarily due to improved manufacturing cost absorption from higher volume and cost reductions.
Lasers
Lasers gross margin decreased 7.3 percentage points to 43.7% in the three months ended December 26, 2015 from 51.0% in the same period a year ago. This decrease was primarily due to product mix and lower revenue volume.
Lasers gross margin decreased 9.0 percentage points to 41.8% in the six months ended December 26, 2015 from 50.8% in the same period a year ago. This decrease was primarily due to product mix and lower revenue volume.
Research and Development (“R&D”)
R&D expense decreased $0.1 million, or 0.3%, for the three months ended December 26, 2015 compared to the same period a year ago. The decrease was primarily due to a decrease in employee-related costs resulting from the lower headcount from the closure of the Serangoon office in Singapore and a reduction of employees in North America.
R&D expense decreased $0.7 million, or 1.0%, for the six months ended December 26, 2015 compared to the same period a year ago. The decrease was primarily due to a decrease in employee-related costs resulting from the lower headcount from the closure of the Serangoon office in Singapore and a reduction of employees in North America.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $5.4 million, or 17.3%, in the three months ended December 26, 2015 compared to the same period a year ago. This decrease was primarily due to our stand-alone SG&A expense during the three months ended December 26, 2015 being lower than Viavi's SG&A allocation for the three months ended December 27, 2014.
SG&A expense increased by $0.3 million, or 0.5%, in the six months ended December 26, 2015 compared to the same period a year ago. This increase was primarily due to separation-related costs allocated to us from Viavi that were only present in the six months ended December 26, 2015.
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
As of December 26, 2015, our total restructuring accrual was $4.3 million. During the three and six months ended December 26, 2015, we recorded $1.1 million and $2.1 million, respectively, in restructuring charges. These charges are primarily due to a previously announced restructuring plan for our Bloomfield, Connecticut site for severance and benefits. Refer to “Note 10. Restructuring and Related Charges” to the consolidated financial statements included in this Form 10-Q for more information.
During the three and six months ended December 27, 2014, we recorded $3.8 million and $5.6 million, respectively, in restructuring and related charges. The charges are primarily due to the allocated costs of restructuring and related charges related to Viavi's corporate and shared services employees and the severance and benefit costs for Robbinsville Closure Plan approved in the first quarter of fiscal 2015.
Our Ottawa lease obligation is net of sublease income of approximately $0.8 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties, as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments may be required in the future as conditions and facts change through the implementation period. If macroeconomic conditions decline, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through the third quarter of fiscal 2018.
Unrealized Loss on Derivative Liability
The Series A Preferred Stock includes a conversion feature that was bifurcated and separately accounted for as a derivative liability measured at fair value upon inception with subsequent changes in fair value recognized in earnings. The proceeds from issuance was allocated first to the separated conversion feature based on its fair value, with the residual proceeds allocated to the Series A Preferred Stock. The unrealized loss on derivative liability relates to the subsequent changes in the fair value of the derivative liability. During the three and six months ended December 26, 2015, the unrealized loss was $2.4 million and $0.2 million, respectively, and is reflected in our consolidated statements of operations.
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
Interest and other income (expense), net was $(0.5) million during the three months ended December 26, 2015 as compared to $(0.1) million during the same period a year ago.
Interest and other income (expense), net was $(0.7) million during the six months ended December 26, 2015 as compared to $(0.4) million during the same period a year ago.
Provision for Income Taxes
We recorded a tax provision of $0.5 million and $0.2 million for the three and six months ended December 26, 2015, and $0.8 million and $1.4 million for the three and six months ended December 27, 2014.  The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items for the respective year. During the three months ended September 26, 2015, we recognized a net benefit of $0.3 million of true-up adjustments in our foreign jurisdictions.
The difference between the provision for income taxes that would be derived by applying the statutory rate to our income (loss) before income taxes and the provision for income taxes recorded was primarily attributable to the difference in foreign tax rates, utilization of US tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.

Contractual Obligations
The following table summarizes our contractual obligations at December 26, 2015, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$2.3	$0.2	$0.6	$0.3	$1.2
Purchase obligations (1)	145.5	130.3	13.8	1.4	—
Operating lease obligations (1)	23.0	2.9	10.2	4.9	5.0
Pension and post-retirement benefit payments	2.6	—	0.1	0.1	2.4
Total	$173.4	$133.4	$24.7	$6.7	$8.6
(1) Refer to “Note 13. Commitments and Contingencies” to the consolidated financial statements included in this Form 10-Q for more information.
As of December 26, 2015, other current liabilities and other non-current liabilities on the consolidated balance sheets includes $0.5 million and $0.3 million, respectively, for restructuring and related activities in connection with our operating lease obligations disclosed above.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $145.5 million of purchase obligations as of December 26, 2015, $57.7 million are related to inventory and the other $87.8 million are non-inventory items of which $8.7 million is committed to Viavi.
As of December 26, 2015, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Financial Condition
Liquidity and Capital Resources
As of December 26, 2015 and June 27, 2015, our cash and cash equivalents of $161.9 million and $14.5 million, respectively, were held predominantly in the United States, Cayman Islands, Canada, China and Japan. Although the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as dividends that may be declared, future stock repurchase programs or acquisitions. Our intent is to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.
As of December 26, 2015, our consolidated balance of cash and cash equivalents increased by $147.4 million, to $161.9 million from $14.5 million as of June 27, 2015. The increase in cash and cash equivalents was a result of the initial capitalization from Viavi and cash generated from operations.
Operating Cash Flow

Cash provided by operating activities was $53.0 million during the six months ended December 26, 2015, primarily resulting from $2.6 million of net income and $40.4 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and unrealized loss on derivative liability, and changes in operating assets and liabilities of $10.0 million. Changes in our operating assets and liabilities related primarily to an increase in accounts payable of $18.2 million, an increase in accrued payroll and related expenses of $13.6 million, an increase in accrued expenses and other current and non-current liabilities of $3.3 million, an increase in accounts receivable of $11.1 million, an increase in inventories of $9.7 million, and an increase in other current and non-current assets of $5.2 million.
Cash provided by operating activities was $16.0 million during the six months ended December 27, 2014, primarily resulting from $0.2 million of net income and $34.3 million of non-cash items such as depreciation, stock-based compensation, and amortization of intangibles, offset by changes in operating assets and liabilities of $18.5 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $16.9 million, an increase in other current and non-currents assets of $7.9 million, a decrease in accrued expenses and other current and non-current liabilities of $1.3 million, an increase in inventories of $1.0 million, an increase in accrued payroll and related expenses of $3.7 million, an increase in accounts payable of $3.0 million, and an increase in deferred taxes of $2.2 million.
Investing Cash Flow
Cash used in investing activities was for capital expenditures of $35.7 million and $24.7 million during the six months ended December 26, 2015 and December 27, 2014, respectively.
Financing Cash Flow
Cash provided by financing activities was $130.1 million during the six months ended December 26, 2015 resulting primarily from net transfers from Viavi.
Cash provided by financing activities was $9.8 million during the six months ended December 27, 2014 resulting primarily from net transfers from Viavi.
Liquidity and Capital Resources Requirement
We believe that the cash on hand of $161.9 million as of December 26, 2015, combined with expected cash flows from our operating activities, will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies which is mainly due to cash held in banks. As of December 26, 2015, our foreign denominated cash was principally in the following currencies: Japanese Yen, Chinese Yuan and Canadian Dollar. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, for the three and six months ended December 26, 2015, we recorded unrealized gain (loss) of $0.4 million and $(0.1) million, respectively, in the interest and other income (expense), net in the Consolidated Statements of Operations included in this Form 10-Q. If the exchange rate between the U.S. Dollar and Japanese Yen, Chinese Yuan and Canadian Dollar had increased or decreased by 10%, our local currency expenses would have increased or decreased by $2.7 million during the six months ended December 26, 2015.
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
The uncertain state of the global economy has contributed and continues to contribute to decreases in demand and spending in the technology industry at large, as well as to the specific markets in which we operate. The slow pace of global economic recovery and the resulting effects on global credit markets has created uncertainty in the timing and overall demand from our customers. This uncertainty may lead to revenue fluctuations, increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Continued economic challenges in the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If economic conditions do not improve or if they deteriorate, our financial condition and results of operations would likely be materially and adversely impacted.
Changing technology and intense competition require us to continuously innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability.
The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced features and products that address these issues and provide solutions that meet our customers’ current and future needs.
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
The manufacture of our products may be adversely affected if our contract manufacturers and suppliers fail to meet our production requirements or if we are unable to manufacture certain products in our manufacturing facilities.
We rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good product. We depend on these manufacturers to meet our production requirements and to provide quality products to our customers. Despite rigorous testing for quality, both by us and our customers, we may receive defective products. We may incur significant costs to correct defective products which could include lost future sales, as well as potentially cause customer relations problems, litigation and damage to our reputation. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters or economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Furthermore, it would be costly and require a long period of time to move products from one contract manufacturer to another and could result in interruptions in supply, which would likely materially impact our financial condition and results of operations.
We manufacture some of the components that we provide to our contract manufacturers, along with our own finished goods, in our Bloomfield, Connecticut (which the Company has announced will be closing) and San Jose, California manufacturing facilities. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations.
In addition, the closing of the Bloomfield, Connecticut manufacturing facility will require the transfer to other manufacturing sites of complex technologies and processes. If we are unable to transfer the technology and processes for the products we currently manufacture in the Bloomfield facility in a timely manner, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
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
We have consistently relied on a small number of customers for a significant portion of our sales and we expect that this customer concentration will continue in the future. The majority of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results.  In addition, as a result of the seasonality of the business of certain of our customers, our business and results of operations may fluctuate. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, or we may have excess inventory. Any of these factors could adversely affect our business, financial condition and results of operations.
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
We have agreed to reimburse Viavi for certain tax liabilities and related costs that may be incurred by Viavi, following application of net operating losses by Viavi, in the event that we implement this revised corporate structure. In addition, the implementation of such a structure has required us to incur expenses, and may require that we incur additional expenses, for which we may not realize related benefits, and in any event, we do not expect to materially realize such benefits for several years .

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
We derive a majority of our revenue from our international operations, and we plan to continue expanding our business in international markets in the future. In addition, we have extensive international manufacturing capabilities and facilities, with employees engaged in R&D, administration, manufacturing, support and sales and marketing activities.
As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending;

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	varying and potentially conflicting regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market; and

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
Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or other countries in which we operate. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.
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
Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider, enterprise and commercial laser markets, is limited and competition for such individuals is intense. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products.
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
Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in managing our supply chain and monitoring customer accounts, among other things.  We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.
We have recently implemented a new third-party information management system across our worldwide operations. Any disruptions resulting from the transition to this new system could adversely affect our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.
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
We also seek to protect our important trademarks by endeavoring to register them in certain countries. We have not registered our trademarks in every country in which we sell or distribute our products, and thus others may be able to use the same or confusingly similar marks in countries where we do not have trademark registrations. We have adopted Lumentum as a house trademark and trade name for our company, and are in the process of establishing rights in this name and brand. We have also adopted the Lumentum logo as a new house trademark for our company, and are in the process of establishing rights in this brand. The new brands are the subject of trademark applications in the United States or other jurisdictions, but the trademarks have not yet proceeded to registration. The efforts we take to register and protect trademarks, including the new brands, may not be sufficient or effective. Although we will seek to obtain trademark registrations for the new brands, it is possible we may not be able to protect our new brands through registration in one or more jurisdictions, for example, the applicable governmental authorities may not approve the registration. Furthermore, even if the applications are approved, third parties may seek to oppose or otherwise challenge registration. There is the possibility that, despite efforts, the scope of the protection obtained for our trademarks, including the new brands, will be insufficient or that a registration may be deemed invalid or unenforceable in one or more jurisdictions throughout the world.
Our products may be subject to claims that they infringe the intellectual property rights of others, the resolution of which may be time-consuming and expensive, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.
Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur regularly in our industry. We have in the past received, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe upon their proprietary rights, with two distinct sources of such claims becoming increasingly prevalent. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that may approach us with demands to enter into license agreements. Second, patent-holding companies that do not make or sell products (often referred to as “patent trolls”) may claim that our products infringe upon their proprietary rights. We respond to these claims in the course of our business operations. The litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense and divert the efforts of our technical and management personnel, regardless of whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on commercially reasonable terms, or at all. Without such a license, or if we are the subject of an exclusionary order, our ability to make our products could be limited and we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results. Additionally, we often indemnify our customers against claims of infringement related to our products and may incur significant expenses to defend against such claims. If we are unsuccessful defending against such claims, we may be required to indemnify our customers against any damages awarded.
We also face risks that third parties may assert trademark infringement claims against us in one or more jurisdictions throughout the world related to the new brand and/or other trademarks. The litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense and divert the efforts of our technical and management personnel, regardless of whether or not we are successful. If we are unsuccessful, trademark infringement claims against us could result in significant monetary liability or prevent us from selling some or all of our products or services under the challenged trademark. In addition, resolution of claims may require us to alter our products, labels or packaging, license rights from third parties, or cease using the challenged trademark altogether, which could adversely affect our revenues and operating results.
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
We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third-parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could potentially require us to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.
Environmental and other regulations could increase our expenses and harm our operating results.
Our manufacturing operations and our products are subject to various federal, state and foreign laws and regulations, including those governing pollution and protection of human health and the environment in the jurisdictions in which we operate or sell our products.  These laws and regulations govern, among other things, wastewater discharges and the handling and disposal of hazardous materials in our products.  Our failure to comply with current and future environmental or health or safety requirements could cause us to incur substantial costs, including significant capital expenditures, to comply with such environmental laws and regulations and to clean up contaminated properties that we own or operate. Such clean-up or compliance obligations could result in disruptions to our operations. Additionally, if we are found to be in violation of these laws, we could be subject to governmental fines or civil liability for damages resulting from such violations. These costs could have a material adverse impact on our financial condition or operating results.
From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. These regulations and similar legislation may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials, which could have an adverse impact on the performance of our products, add greater testing lead-times for product introductions or other similar effects. We believe we comply with all such legislation where our products are sold and we continuously monitor these laws and the regulations being adopted under them to determine our responsibilities.
In addition, pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated rules requiring disclosure regarding the use of certain “conflict minerals” that are mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals. Complying with these disclosure requirements involves substantial diligence efforts to determine the source of any conflict minerals used in our products and may require third-party auditing of our diligence process. These efforts may demand internal resources that would otherwise be directed towards operations activities.
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

Our failure to comply with any of the foregoing regulatory requirements could result in increased costs for our products, monetary penalties, damages to our reputation and legal action. Furthermore, the regulatory requirements that are applicable to our business are subject to change from time to time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance. Additionally, we may be required to ensure that our suppliers comply with such laws and regulations. If we or our suppliers fail to comply with such laws, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
Our sales levels may decline if we are unable to obtain government authorization to export certain of our products, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF-over-fiber products, as well as certain products and technical data, are developed with government funding, are currently subject to ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.
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
In connection with the Separation, Viavi has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Viavi’s ability to satisfy its indemnification obligation will not be impaired in the future.
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
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) following the Separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Viavi; (ii) following the Separation, our business is less diversified and has less scale than Viavi’s business prior to the Separation; and (iii) the other actions required in connection with the Separation of Viavi’s and our respective businesses could disrupt our operations. If we fail to achieve any or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business, operating results and financial condition could be adversely affected.
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
Accordingly, the information that we provide stockholders in this Form 10-Q and in our other filings with the SEC may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected.
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
Our common stock is listed on the NASDAQ stock market (“NASDAQ”) under the symbol “LITE.” The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	the sale by Viavi of the retained shares as required by the terms of the IRS ruling;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we operate;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	overall market fluctuations; and

•	general economic and market conditions and other external factors.
A number of shares of our common stock are or will be eligible for future sale, including the sale by Viavi of the shares of our common stock that it retained after the distribution, which could materially increase the volatility of our stock price and may cause our stock price to decline.
Any sales of substantial amounts of our common stock in the public market or the perception that such sales might occur may cause the market price of our common stock to decline. As of January 23, 2016, we had an aggregate of approximately 59.1 million shares of our common stock issued and outstanding. Except for the shares of our common stock retained by Viavi, which are discussed below, these shares can be freely tradable without restriction or registration under the Securities Act, unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act. We are unable to predict whether large amounts of our common stock will be sold in the open market following the distribution. We are also unable to predict whether a sufficient number of buyers would be in the market at that time.
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

Our subsidiary, Lumentum Inc., issued $35.8 million in Series A Preferred Stock to Viavi, which were sold to Amada following the spin-off. The Series A Preferred Stock may be converted by Amada into shares of our common stock beginning on the second anniversary of the closing of the stock purchase (absent a change of control of us or similar event) using a conversion price equal to 125% of the volume weighted average price per share of our common stock in the five “regular-way” trading days following the spin-off. The Series A Preferred Stock may be redeemed by us upon the third anniversary of the date of issuance or the preferred stockholders may cause us to redeem the Series A Preferred Stock upon the fifth anniversary of the date of issuance.
Cumulative senior dividends on the Series A Preferred Stock will accrue at the annual rate of 2.5%, but will be paid only when and if declared by the board of directors of Lumentum Inc. Our ability to make payments to holders of the Series A Preferred Stock (“Series A Holders”) will depend on Lumentum Inc.’s ability to generate cash in the future from operations, financings or asset sales. Lumentum Inc.’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. The payment of this dividend will reduce the amount of cash otherwise available for distribution by Lumentum Inc. to us for further distribution to our common stockholders or for other corporate purposes. If Lumentum Inc. is in arrears on the payment of dividends to the Series A Holders, (i) Lumentum Inc. will not be able to pay any dividends to us, subject to certain exceptions, and (ii) we will not be able to make any distribution on or repurchase of our common stock.
Certain provisions in our charter and Delaware corporate law could hinder a takeover attempt.
We are subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”) which prohibits us, under some circumstances, from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions providing for the limitations of liability and indemnification of our directors and officers, allowing vacancies on our board of directors to be filled by the vote of a majority of the remaining directors, granting our board of directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as “blank check preferred”) and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders, which may only be called by the chairman of the board of directors, the chief executive officer or the board of directors. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control or changes in our management.
Our bylaws designate Delaware courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us or our directors and officers.
Our bylaws provide that, unless we consent in writing to an alternative forum, the state or federal courts of Delaware are the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting breach of fiduciary duty, or other wrongdoing, by our directors, officers or other employees to us or our stockholders; any action asserting a claim against Lumentum pursuant to the Delaware General Corporation Law or our certificate of incorporation or bylaws; any action asserting a claim against Lumentum governed by the internal affairs doctrine; or any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws.  This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us or our directors and officers.
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

Date: February 4, 2016	LUMENTUM HOLDINGS INC.

By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer