Form 10-Q
period 2016-04-02
Lumentum Holdings Inc.
filed 2016-05-04
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2016, the Registrant had 59,280,367 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net revenue	$230.4	$198.7	$661.3	$628.2
Cost of sales	165.9	139.7	458.4	428.2
Amortization of acquired technologies	1.7	1.9	5.1	5.7
Gross profit	62.8	57.1	197.8	194.3
Operating expenses:
Research and development	35.3	35.0	104.7	105.1
Selling, general and administrative	28.0	31.8	87.8	91.3
Restructuring and related charges	1.8	1.1	3.9	6.7
Total operating expenses	65.1	67.9	196.4	203.1
Income (loss) from operations	(2.3)	(10.8)	1.4	(8.8)
Unrealized loss on derivative liability	(4.8)	—	(5.0)	—
Interest and other (expense) income, net	(0.4)	(0.4)	(1.1)	(0.8)
Income (loss) before income taxes	(7.5)	(11.2)	(4.7)	(9.6)
Provision for (benefit from) income taxes	0.1	(23.4)	0.3	(22.0)
Net income (loss)	(7.6)	12.2	(5.0)	12.4
Cumulative dividends on Series A Preferred Stock	(0.3)	—	(0.6)	—
Accretion of Series A Preferred Stock	—	—	(11.7)	—
Net income (loss) available to common shareholders	$(7.9)	$12.2	$(17.3)	$12.4

Net income (loss) per share attributable to common shareholders:(a)
Basic	$(0.13)	$0.21	$(0.29)	$0.21
Diluted	$(0.13)	$0.21	$(0.29)	$0.21
Shares used in per share calculation attributable to common shareholders:(a)
Basic	59.2	58.8	59.0	58.8
Diluted	59.2	58.8	59.0	58.8

(a)
On August 1, 2015, JDS Uniphase Corporation (“JDSU”) distributed 47.1 million shares, or 80.1% of the outstanding shares of common stock of Lumentum Holdings Inc. (“we”, “our”, “Company” or “Lumentum”) to existing holders of JDSU common stock. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net income (loss) per share for the three and nine months ended March 28, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015, as if such shares were outstanding for the entire period.

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net income (loss)	$(7.6)	$12.2	$(5.0)	$12.4
Other comprehensive (loss), net of tax
Foreign currency translation adjustment	3.8	(3.2)	(3.2)	(9.2)
Net change in accumulated other comprehensive loss	3.8	(3.2)	(3.2)	(9.2)
Comprehensive income (loss)	$(3.8)	$9.0	$(8.2)	$3.2

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	April 2, 2016	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$157.2	$14.5
Accounts receivable, net	160.2	150.5
Inventories	107.2	99.7
Prepayments and other current assets	58.7	46.1
Total current assets	483.3	310.8
Property, plant and equipment, net	168.1	143.2
Goodwill and intangibles, net	21.9	27.4
Deferred income taxes, net	30.1	30.3
Other non-current assets	1.5	0.9
Total assets	$704.9	$512.6
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111.7	$77.9
Accrued payroll and related expenses	27.3	17.7
Income taxes payable	2.0	3.7
Accrued expenses	18.2	11.5
Other current liabilities	9.8	11.4
Total current liabilities	169.0	122.2
Derivative liability	14.7	—
Other non-current liabilities	8.7	9.8
Total liabilities	192.4	132.0
Commitments and contingencies (Note 13)
Mezzanine equity:
Non-controlling Interest Redeemable convertible Series A Preferred Stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of April 2, 2016, and no shares issued and outstanding as of June 27, 2015	35.8	—
Total mezzanine equity	35.8	—
Stockholders’ equity:
Viavi net investment	—	368.1
Common stock, $0.001 par value, 990,000,000 authorized shares, 59,244,599 shares issued and outstanding as of April 2, 2016, and no shares issued and outstanding as of June 27, 2015	0.1	—
Additional paid-in capital	461.1	—
Retained earnings	6.2	—
Accumulated other comprehensive income	9.3	12.5
Total stockholders’ equity	476.7	380.6
Total liabilities, mezzanine equity and stockholders’ equity	$704.9	$512.6

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	April 2, 2016	March 28, 2015
OPERATING ACTIVITIES:
Net income	$(5.0)	$12.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	35.1	32.1
Stock-based compensation	20.5	14.3
Unrealized loss on derivative liability	5.0	—
Amortization of acquired technologies and other intangibles	5.4	6.0
Disposal of property, plant and equipment	0.6	(1.1)
Other non-cash income	—	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(11.6)	(22.8)
Inventories	(9.6)	(3.2)
Prepayments and other current and non-currents assets	(11.0)	(11.4)
Deferred taxes, net	(0.2)	4.0
Accounts payable	32.7	(0.5)
Accrued payroll and related expenses	9.7	(4.7)
Income taxes payable	(1.6)	(12.9)
Accrued expenses, other current and non-current liabilities	3.5	(15.7)
Net cash provided by operating activities	73.5	(3.7)
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(63.4)	(35.3)
Acquisition of businesses, net of cash acquired	—	(0.2)
Net cash (used in) investing activities	(63.4)	(35.5)
FINANCING ACTIVITIES:
Net transfers from Viavi	132.2	31.8
Payment of dividends	(0.3)	—
Payment of financing obligation related to acquisition	(2.3)	—
Proceeds from the exercise of stock options	1.8	—
Net cash provided by financing activities	131.4	31.8
Effect of exchange rates on cash and cash equivalents	1.2	(1.9)
Increase (decrease) in cash and cash equivalents	142.7	(9.3)
Cash and cash equivalents at beginning of period	14.5	19.9
Cash and cash equivalents at end of period	$157.2	$10.6
Non-cash financing activities:
Cumulative dividends on Series A Preferred Stock	$0.6	$—
Accretion of Series A Preferred Stock	11.7	—

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
On July 31, 2015, prior to the Separation, Viavi transferred substantially all of the assets and liabilities and operations of the CCOP segment and WaveReady product lines to Lumentum (the “Capitalization"). Financial statements for periods prior to the Capitalization were prepared on a stand-alone basis and were derived from Viavi’s consolidated financial statements and accounting records. For the period from June 28, 2015 to August 1, 2015, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to, or benefits received by, us.
The preparation of the consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.
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
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2016 is a 53-week year ending on July 2, 2016 and our third quarter of fiscal 2016 included one additional week. Our fiscal 2015 ended on June 27, 2015 and was a 52-week year.

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
Accounting Policies
There have been no material changes in our significant accounting policies during the nine months ended April 2, 2016 compared to the significant accounting policies described in our Annual Report on Form 10-K/A for the fiscal year ended June 27, 2015. The accompanying unaudited interim consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended June 27, 2015.
Correction of Immaterial Error
During the three months ended April 2, 2016, we identified an error relating to stock-based compensation expense for the three months ended December 26, 2015 in which stock-based compensation expense of $1.0 million was excluded for a specific restricted stock grant. Additionally, we identified an error relating to the overstatement of sales and use tax accrual of $0.2 million and $0.3 million for the three months ended September 26, 2015 and December 26, 2015, respectively. During the three months ended December 26, 2015, we identified an error relating to the determination of the accretion amount of Series A preferred stock for the three months ended September 26, 2015 in which the accretion of the discount related to issuance cost of $2.0 million was excluded. As a result, our net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders included in our quarterly report on Form 10-Q ("Form 10-Q") for the three months ended September 26, 2015 was understated by $1.8 million and $0.03 per basic and diluted share, respectively. Our net income attributable to common stockholders and basic and diluted net income per share attributable to common stockholders included in Form 10-Q for the three months ended December 26, 2015 was understated by $1.3 million and $0.02 per basic and diluted share, respectively. The correction of the errors identified in the three months ended April 2, 2016 resulted in an overstatement of net loss per share attributable to common stockholders by $0.5 million and $0.01 per basic and diluted share.

We assessed the materiality of these errors and determined that the above errors were not material to our unaudited consolidated financial statements as of each of the periods mentioned above.
Note 2. Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify the two aspects of authoritative guidance related to the new revenue recognition guidance issued in May 2014: identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements for the amendments in the guidance are the same as the effective date and transition requirements in the new revenue recognition guidance issued in May 2014. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
In March 2016, the FASB issued guidance related to Compensation - Stock Compensation (“Topic 718”). This guidance makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. It also clarifies the statement of cash flows presentation for certain components of share-based awards. The guidance is effective for us in the first quarter of fiscal 2017. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In February 2016, the FASB issued guidance, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The guidance is effective for us in the first quarter of fiscal 2019. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
In January 2016, the FASB issued guidance related to recognition and measurement of financial assets and financial liabilities. This guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial statements. The guidance is effective for us in the first quarter of fiscal 2019. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
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
Note 3. Related Party Transactions
Transactions with Viavi
Agreements with Viavi
On July 31, 2015, the Company entered into a Supply Agreement with Viavi providing that each party will supply certain products at pre-determined prices, and providing Viavi with research and development services at cost plus a specified markup. The Company also agreed to supply office space via a sublease agreement to Viavi. The sublease income and research and development cost reimbursements are each recorded as contra operating expenses in the Consolidated Statements of Operations for the three and nine months ended April 2, 2016.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Supply Agreement contains a $15.0 million purchase commitment with Viavi for certain products, and for the three and nine months ended April 2, 2016, the Company purchased $6.8 million and $13.3 million, respectively, in product from Viavi against the $15.0 million purchase commitment. During the three and nine months ended April 2, 2016, the Company recognized revenue of $0.9 million and $2.4 million, respectively, from products sold to Viavi. For the three and nine months ended April 2, 2016, the Company recorded $0.5 million and $1.7 million, respectively, in research and development cost reimbursement and $0.2 million and $0.5 million, respectively, in sublease rental income. As of April 2, 2016, the Company had $0.4 million in accounts receivable due from Viavi.
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

e)
Securities Purchase Agreement, which also includes Amada Holdings Co., Ltd. (“Amada”) as a party, which sets forth the terms for the sale by Viavi to Amada of shares of Series A Preferred Stock (the "Series A Preferred Stock") of Lumentum Inc., our wholly-owned subsidiary, following the Separation.

f)	Intellectual Property Matters Agreement which outlines the intellectual property rights of Lumentum and Viavi following the Separation, as well as non-compete restrictions between Viavi and Lumentum.
Allocated Costs
Through and up to August 1, 2015, the separation date, the consolidated statements of operations included our direct expenses for cost of sales, research and development, sales and marketing, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Viavi to us. These allocated expenses include costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring and stock-based compensation related to Viavi’s corporate and shared services employees and are included in the table below. These expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services or benefits received by our business. The allocation methods include revenue, headcount, square footage, actual consumption and usage of services and others.
Allocated costs included in the accompanying consolidated statements of operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Research and development	$—	$0.2	$—	$0.2
Selling, general and administrative	—	20.0	11.7	56.6
Restructuring and related charges	—	0.6	—	3.8
Interest and other (income) expenses, net	—	0.1	(0.1)	0.1
Interest expense	—	0.3	0.1	0.7
Total allocated costs	$—	$21.2	$11.7	$61.4

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Numerator:
Net income (loss)	$(7.6)	$12.2	$(5.0)	$12.4
Less: Cumulative dividends on Series A Preferred Stock	(0.3)	—	(0.6)	—
Less: Accretion of Series A Preferred Stock	—	—	(11.7)	—
Net income (loss) available to common stockholders	$(7.9)	$12.2	$(17.3)	$12.4
Denominator:
Weighted-average number of common shares outstanding
Basic	59.2	58.8	59.0	58.8
Effect of dilutive securities from stock-based benefit plans	—	—	—	—
Diluted	59.2	58.8	59.0	58.8
Net income (loss) per share attributable to common stockholders:
Basic	$(0.13)	$0.21	$(0.29)	$0.21
Diluted	$(0.13)	$0.21	$(0.29)	$0.21
On August 1, 2015, JDS Uniphase Corporation (“JDSU”) distributed 47.1 million shares, or 80.1% of the outstanding shares of common stock of Lumentum Holdings Inc. (“we”, “our” or “Lumentum”) to existing holders of JDSU common stock. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum's outstanding shares. The weighted average number of common shares outstanding is calculated as the number of shares of common stock outstanding immediately following the Separation, and the weighted average number of shares outstanding following the Separation through April 2, 2016. Diluted earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Separation. Basic and diluted net income per share for the three and nine months ended March 28, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015, as if such shares were outstanding for the entire period.
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
The dilutive effect of the redeemable convertible preferred stock is reflected in diluted earnings per share by the application of the if-converted method. The number of shares is increased for the assumed conversion of the instrument. Additionally, cumulative dividends and accretion from measuring the instrument at its redemption value are added back to net income (loss).
We excluded from the calculation of diluted earnings per share all anti-dilutive instruments.
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because the effect would have been anti-dilutive (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended	Nine Months Ended
	April 2, 2016	April 2, 2016
Restricted stock units	0.7	0.5
Redeemable convertible preferred stock	1.5	1.3
Stock options and employee stock purchase plan	0.1	0.1
Total potentially dilutive securities	2.3	1.9
Note 5. Accumulated Other Comprehensive (Loss) Income
Our accumulated other comprehensive (loss) income consists of the cumulative foreign currency translation adjustments and defined benefit obligation adjustments.
At April 2, 2016 and June 27, 2015, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Foreign currency translation adjustments	Defined benefit obligation, net of tax	Total
Beginning balance as of June 27, 2015	$13.7	$(1.2)	$12.5
Other comprehensive loss	(3.2)	—	(3.2)
Ending balance as of April 2, 2016	$10.5	$(1.2)	$9.3
Note 6. Mergers and Acquisitions
Holdback Payments Related to Fiscal 2014 Acquisitions
On January 27, 2014 ("Time-Bandwidth Closing Date"), we completed the acquisition of Time-Bandwidth Products, Inc. ("Time-Bandwidth"), a privately-held company headquartered in Switzerland. Time-Bandwidth is a provider of high-powered and ultrafast lasers for industrial and scientific markets. We acquired all outstanding shares of Time-Bandwidth for a purchase price consideration of $15.0 million in cash, including a holdback amount of approximately $2.3 million which had been withheld to satisfy potential breaches of representations and warranties. During the first quarter of fiscal 2016, and after the separation from Viavi, we released the holdback amount of $2.3 million following the eighteen-month anniversary of the Time-Bandwidth Closing Date. The payment is classified as a financing activity within the consolidated statements of cash flows for the nine months ended April 2, 2016.
Note 7. Balance Sheet Components
Accounts receivable allowances
As of April 2, 2016, our accounts receivable allowance was $1.1 million. Our accounts receivable allowance as of June 27, 2015 was 1.2 million.
Inventories
The components of inventories were as follows (in millions):

	April 2, 2016	June 27, 2015
Finished goods	$51.3	$60.1
Work in process	24.8	23.4
Raw materials and purchased parts	31.1	16.2
Inventories	$107.2	$99.7

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and nine months ended April 2, 2016, we wrote off $9.6 million and $10.7 million of inventory, respectively.
During the three and nine months ended March 28, 2015, we wrote off $1.4 million and $3.4 million of inventory, respectively.
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	April 2, 2016	June 27, 2015
Prepayments	$29.7	$20.4
Advances to contract manufacturers	8.2	9.5
Due from Viavi, net	3.3	—
Other current assets	17.5	16.2
Prepayments and other current assets	$58.7	$46.1
Amount due from Viavi, net represents certain obligations to be reimbursed from Viavi, net of payables, pursuant to the Separation and Distribution Agreement and Contribution Agreement.
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	April 2, 2016	June 27, 2015
Land	$5.9	$5.9
Buildings and improvement	28.8	28.6
Machinery and equipment	340.3	326.4
Furniture and fixtures and software	31.8	8.0
Leasehold improvements	27.9	20.5
Construction in progress	56.1	26.8
	490.8	416.2
Less: Accumulated depreciation	(322.7)	(273.0)
Property, plant and equipment, net	$168.1	$143.2
Other current liabilities
The components of other current liabilities were as follows (in millions):

	April 2, 2016	June 27, 2015
Restructuring accrual and related charges	$3.8	$3.2
Warranty accrual	1.8	2.8
Others	4.2	5.4
Other current liabilities	$9.8	$11.4

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	April 2, 2016	June 27, 2015
Asset retirement obligation	2.3	1.8
Pension and related accruals	2.3	2.1
Deferred rent	1.8	1.7
Restructuring accrual and related charges	—	1.7
Other non-current liabilities	2.3	2.5
Other non-current liabilities	$8.7	$9.8
Note 8. Derivative Liability
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. We applied the binomial lattice model to value the embedded derivative using a "with-and-without method," where the value of the Series A Preferred Stock including the embedded derivative, is defined as the "with", and the value of the Series A Preferred Stock excluding the embedded derivative, is defined as the "without". This method estimates the value of the embedded derivative by looking at the difference in the values between the Series A Preferred Stock with the embedded derivative and the value of the Series A Preferred Stock without the embedded derivative. The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a significant impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative of $4.8 million and $5.0 million for the three and nine months ended April 2, 2016, respectively, is primarily related to the change in the price of the Company's underlying common stock and is reflected in the consolidated statements of operations as "Unrealized loss on derivative liability".

The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock measured by significant unobservable inputs (Level 3) for the three and nine months ended April 2, 2016:

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Balance as of beginning of period	$9.9	$—	$—	$—
Fair value of the embedded derivative for the Series A Preferred Stock at issuance	—	—	9.7	—
Unrealized loss included in net income	4.8	—	5.0	—
Balance as of end of period	$14.7	$—	$14.7	$—
The following table summarizes the assumptions used to determine the fair value of the embedded derivative:

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 2, 2016
Stock price	$26.58
Conversion price	$24.63
Expected term (years)	4.36
Expected annual volatility	40.00%
Risk-free rate	1.25%
Expected common dividend yield	—%
Preferred yield	9.12%
Note 9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill allocated to the Lasers reportable segment during the nine months ended April 2, 2016 (in millions):

	Lasers	Total
Balance as of June 27, 2015	$5.6	$5.6
Currency translation and other adjustments	(0.1)	(0.1)
Balance as of April 2, 2016	$5.5	$5.5
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2015, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the nine months ended April 2, 2016, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technology and Other Intangibles
The following tables present details of our acquired developed technology and other intangibles (in millions):

As of April 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.1	$(87.2)	$15.9
Other	9.4	(8.9)	0.5
Total Intangibles	$112.5	$(96.1)	$16.4

As of June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.2	$(82.2)	$21.0
Other	9.4	(8.6)	0.8
Total Intangibles	$112.6	$(90.8)	$21.8
During the three and nine months ended April 2, 2016, the Company recorded $1.8 million and $5.4 million, respectively, of amortization expense relating to acquired developed technology and other intangibles.
During the three and nine months ended March 28, 2015, the Company recorded $2.0 million and $6.0 million, respectively, of amortization expense relating to acquired developed technology and other intangibles.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents details of our amortization relating to acquired developed technology and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Cost of sales	$1.7	$1.9	$5.1	$5.7
Operating expense	0.1	0.1	0.3	0.3
Total	$1.8	$2.0	$5.4	$6.0
Based on the carrying amount of acquired developed technology and other intangibles as of April 2, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2016	$1.8
2017	6.7
2018	2.8
2019	2.6
2020	1.0
Thereafter	1.5
Total amortization	$16.4
Note 10. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs and align our business in response to the market conditions. As of April 2, 2016 and June 27, 2015, our total restructuring and related charges accrual was $3.8 million and $4.9 million, respectively. During the three and nine months ended April 2, 2016, we recorded $1.8 million and $3.9 million, respectively, in restructuring and related charges in the consolidated statements of operations. During the three and nine months ended March 28, 2015, we recorded $1.1 million and $6.7 million, respectively, in restructuring and related charges in the consolidated statements of operations. Our restructuring charges include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of our restructuring plans described below for the nine months ended April 2, 2016, were as follows (in millions):

	Balance June 27, 2015	Accrued	Cash Settlements	Balance April 2, 2016
Fiscal 2015 Plans
Separation Restructuring Plan (Workforce Reduction)	$4.6	$0.7	$(1.7)	$3.6
Fiscal 2013 Plans
Other Plans	0.3	0.1	(0.2)	0.2

Total	$4.9	$0.8	$(1.9)	$3.8
As of April 2, 2016, all of the $3.8 million accrual was included in other current liabilities on the consolidated balance sheets. As of June 27, 2015, $3.2 million was included in other current liabilities, and $1.7 million was included in other non-current liabilities on the consolidated balance sheets.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2015 Plans
Separation Restructuring Plan
During the second and fourth quarter of fiscal 2015, management approved restructuring plans impacting our Optical Communications (“OpComms”) segment to optimize manufacturing operations and gain efficiencies which include closing the Bloomfield, Connecticut site and consolidating roles and responsibilities across functions as we move forward with our separation plan. As a result, approximately 200 employees in manufacturing, R&D and SG&A functions located in North America, Europe and Asia will be impacted. For the three and nine months ended April 2, 2016, the Company recorded no expenses related to the fiscal year 2015 restructuring plans. For the nine months ended April 2, 2016, the Company recorded $0.7 million of expenses for severance and retention activity related to the restructuring plan implemented in the fourth quarter of 2015. Payments related to the remaining severance and benefits accrual are expected to be paid through fiscal year 2017.
Ottawa Lease Exit Costs
During fiscal 2008, we recorded lease exit charges, net of assumed sub-lease income related to our Ottawa facility which was included in selling, general and administrative expenses as the space was never occupied and we had no need for the space in the foreseeable future due to changes in business requirements.  For the three and nine months ended April 2, 2016, we had cash settlements of $0.1 million and $0.4 million, respectively. The fair value of the remaining contractual obligations, net of sublease income is $0.7 million and $1.1 million as of April 2, 2016 and June 27, 2015, respectively. As of April 2, 2016 and June 27, 2015, $0.4 million and $0.6 million was included in other current liabilities, and $0.3 million and $0.5 million in other non-current liabilities, respectively, on the consolidated balance sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.
Note 11. Income Taxes
The Company recorded a tax provision of $0.1 million and $0.3 million for the three and nine months ended April 2, 2016, respectively. The Company recorded a tax benefit of $23.4 million and $22.0 million for the three and nine months ended March 28, 2015. The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items for the respective year. During the nine months ended April 2, 2016, we recognized a net benefit of $0.3 million related to deferred tax adjustments for our foreign jurisdictions.
The Company updates its estimated annual effective tax rate at the end of each quarterly period. The estimate takes into account the estimates for annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s income (loss) before income taxes and the provision for income taxes recorded for the three and nine months ended April 2, 2016 and March 28, 2015 was primarily attributable to the difference in foreign tax rates, utilization of U.S. tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.
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
The Company’s net deferred tax assets relate predominantly to the Canadian tax jurisdiction and the Company has a partial valuation allowance against these deferred tax assets. The Company weighed both positive and negative evidence and determined that due to the limited carryover period of certain tax attributes in Canada, there is a continued need for a partial valuation allowance against these deferred tax assets as of April 2, 2016. Should the Company determine that it needs to adjust the valuation allowance, the adjustment may have a material impact to net income in the period such determination is made.
The Company also evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to cumulative losses in the United States, there is a continued need for a full valuation allowance against the U.S. deferred tax assets as of April 2, 2016.

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
 The impact on our results of operations of recording stock-based compensation by function for the three and nine months ended April 2, 2016 and March 28, 2015 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Cost of sales	$2.2	$1.2	$4.9	$3.8
Research and development	2.5	1.9	6.7	5.6
Selling, general and administrative	3.5	4.3	9.4	11.6
	$8.2	$7.4	$21.0	$21.0
Approximately $0.9 million of stock-based compensation was capitalized in inventory at April 2, 2016. The table above includes allocated stock-based compensation from Viavi of $2.9 million for the three months ended March 28, 2015, and $0.5 million and $6.8 million for the nine months ended April 2, 2016 and March 28, 2015, respectively.
Stock Option Activity
We granted no stock options during fiscal 2016 and 2015. The total intrinsic value of options exercised by our employees during the three and nine months ended April 2, 2016 was $0.7 million.
Restricted Stock Units Activity
During the nine months ended April 2, 2016, we granted 1.9 million RSUs, of which 41,000 also have performance conditions. The aggregate grant-date fair value of time-based RSUs and performance-based RSUs are $37.7 million and $0.8 million, respectively. The majority of the time-based RSUs vest over three years, with 33.3% vesting after one year and the balance vesting quarterly over the remaining two years. The vesting of the performance based RSUs is over three years and contingent upon the achievement of specific revenue targets and the employee’s continued service. The performance based RSU shares have a target number of shares, and the actual number of shares awarded upon vesting may be higher or lower depending upon the level of achievement of the performance conditions.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our outstanding RSUs as of April 2, 2016 and changes during the nine months ended April 2, 2016 is presented below (amount in millions):

	Full Value Awards
	Time-based shares	Performance-based shares	Total number of shares
Outstanding at June 27, 2015, as converted	1.5	0.2	1.7
Awards granted	1.9	—	1.9
Awards vested	(0.6)	(0.1)	(0.7)
Awards cancelled	(0.2)	—	(0.2)
Outstanding at April 2, 2016	2.6	0.1	2.7
As of April 2, 2016, $42.4 million of unrecognized stock-based compensation cost related to RSUs remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.
RSUs are converted into shares upon vesting. Shares equivalent in value to the minimum statutory withholding tax on the vested shares are withheld by the Company at the employees discretion for the payment of such taxes. During the nine months ended April 2, 2016 and March 28, 2015, the Company paid $5.2 million and $6.5 million for employee withholding taxes, respectively, and classified the payments as operating cash outflows in the consolidated statements of cash flows.
Employee Stock Purchase Plans
In June 2015, the Company adopted the 2015 Employee Stock Purchase Plan (the “Plan”). The Plan, which became effective June 23, 2015, provides eligible employees of the Company and one or more of its parent or subsidiary companies with the opportunity to acquire a proprietary interest in the Company through participation in a plan designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Plan will terminate on the date on which all shares available for issuance have been sold. The first offering period is from November 17, 2015 to May 15, 2016. The Plan provides a 15% discount on the lesser of (i) the fair market value of a share on the date of purchase or (ii) the fair market value of a share on the commencement date of the purchase period.
Note 13. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of April 2, 2016 the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Remainder of 2016	$1.7
2017	6.8
2018	5.6
2019	3.9
2020	2.8
Thereafter	5.7
Total minimum operating lease payments	$26.5
Included in the future minimum lease payments table above is $0.7 million related to lease commitments in connection with our restructuring and related activities. Refer to "Note 10. Restructuring and Related Charges" for more information.
Purchase Obligations
Purchase obligations of $164.4 million as of April 2, 2016, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve during the three and nine months ended April 2, 2016 and March 28, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Balance as of beginning of period	$3.1	$2.0	$2.8	$2.7
Provision for warranty	0.8	0.8	2.5	2.3
Utilization of reserve	(0.8)	(0.7)	(2.3)	(2.8)
Adjustments related to pre-existing warranties (including changes in estimates)	(1.3)	(0.3)	(1.2)	(0.4)
Balance as of end of period	$1.8	$1.8	$1.8	$1.8
Environmental Liabilities
Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulations imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net revenue:
OpComms	$197.2	$167.2	$560.1	$515.2
Lasers	33.2	31.5	101.2	113.0
Net revenue	$230.4	$198.7	$661.3	$628.2
Gross profit:
OpComms	58.7	47.1	171.4	150.3
Lasers	15.5	13.6	43.9	55.0
Total segment gross profit	74.2	60.7	215.3	205.3
Unallocated amounts:
Stock-based compensation	(2.2)	(1.3)	(4.9)	(3.9)
Amortization of intangibles	(1.7)	(1.9)	(5.1)	(5.7)
Other charges related to non-recurring activities	(7.5)	(0.4)	(7.5)	(1.4)
Gross profit	$62.8	$57.1	$197.8	$194.3
The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, the table discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom and consumer and industrial ("Consumer and Industrial"):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Optical Communications:	85.6%	84.1%	84.7%	82.0%
Telecom	60.7%	60.2%	62.0%	60.7%
Datacom	19.8%	19.3%	17.6%	16.5%
Consumer and Industrial	5.1%	4.6%	5.1%	4.8%
Lasers	14.4%	15.9%	15.3%	18.0%

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

	Three Months Ended				Nine Months Ended
	April 2, 2016		March 28, 2015		April 2, 2016		March 28, 2015
Net revenue:
Americas:
United States	$28.8	12.5%	$42.2	21.2%	$91.3	13.8%	$125.7	20.0%
Mexico	34.4	14.9	30.9	15.6	112.7	17.0	81.0	12.9
Other Americas	5.1	2.2	9.1	4.6	17.9	2.7	22.9	3.6
Total Americas	$68.3	29.6%	$82.2	41.4%	$221.9	33.5%	$229.6	36.5%

Asia-Pacific:
Hong Kong	$67.9	29.5%	$24.3	12.2%	$150.5	22.7%	$87.0	13.9%
Japan	19.8	8.6	12.9	6.5	65.8	10.0	83.7	13.3
Thailand	20.5	8.9	13.7	6.9	64.5	9.8	43.4	6.9
Other Asia-Pacific	27.0	11.7	36.1	18.2	69.3	10.5	86.1	13.7
Total Asia-Pacific	$135.2	58.7%	$87.0	43.8%	$350.1	53.0%	$300.2	47.8%

EMEA	$26.9	11.7%	$29.5	14.8%	$89.3	13.5%	$98.4	15.7%

Total net revenue	$230.4		$198.7		$661.3		$628.2
During the nine months ended April 2, 2016 and March 28, 2015, net revenue from customers outside the United States, based on customer shipping location, represented 86.2% and 80.0% of net revenue, respectively. During the three months ended April 2, 2016 and March 28, 2015, net revenue from customers outside the United States, based on customer shipping location, represented 87.5% and 78.8% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above.

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

•
expectations regarding our expenses and cost structure, the timing of payment of lease costs and other contractual obligations, future tax rates and the timing of recognition of stock-based compensation and other expenses;

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
On July 31, 2015, prior to the Separation, Viavi transferred substantially all of the assets and liabilities and operations of the communications and commercial optical products (“CCOP”) segment and WaveReady product lines to Lumentum (the “Capitalization”). Our financial statements for periods prior to the Capitalization were prepared on a stand-alone basis and were derived from Viavi’s consolidated financial statements and accounting records. For the period from June 28, 2015 to August 1, 2015, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.
The consolidated financial statements include certain assets and liabilities that were historically held at the Viavi level but which were transferred to us in the Capitalization. Viavi’s debt and related interest expense were not attributed or allocated to us for the periods presented since we are not the legal obligor of the debt and Viavi’s borrowings were not directly attributable to us. Certain intercompany transactions between us and Viavi were considered to be effectively settled in the consolidated financial statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in our consolidated statements of cash flows as a financing activity and on the consolidated balance sheets as Viavi net investment.
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
Critical Accounting Policies and Estimates
In the opinion of management, the consolidated financial statements included in this Form 10-Q contain all normal recurring adjustments necessary to state fairly our consolidated balance sheet as of April 2, 2016, our consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three and nine months ended April 2, 2016 and March 28, 2015, and our consolidated statements of cash flows for the nine months ended April 2, 2016 and March 28, 2015.
The preparation of the consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, share-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.
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
RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods or for the full fiscal year. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Segment net revenue:
OpComms	85.6%	84.1%	84.7%	82.0%
Lasers	14.4	15.9	15.3	18.0
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	72.0	70.3	69.3	68.2
Amortization of acquired technologies	0.7	1.0	0.8	0.9
Gross profit	27.3	28.7	29.9	30.9
Operating expenses:
Research and development	15.3	17.6	15.8	16.7
Selling, general and administrative	12.2	16.0	13.3	14.5
Restructuring and related charges	0.8	0.6	0.6	1.1
Total operating expenses	28.3	34.2	29.7	32.3
Income (loss) from operations	(1.0)	(5.4)	0.2	(1.4)
Unrealized loss on derivative liability	(2.1)	—	(0.8)	—
Interest and other (expense) income, net	(0.2)	(0.2)	(0.2)	(0.1)
Income (loss) before taxes	(3.3)	(5.6)	(0.7)	(1.5)
Provision for income taxes	—	(11.8)	—	(3.5)
Net income (loss)	(3.3)%	6.1%	(0.8)%	2.0%

Financial Data for the three and nine months ended April 2, 2016 and March 28, 2015
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 2, 2016	March 28, 2015	Change	Percentage Change	April 2, 2016	March 28, 2015	Change	Percentage Change
Segment net revenue:
OpComms	$197.2	$167.2	$30.0	17.9%	$560.1	$515.2	$44.9	8.7%
Lasers	33.2	31.5	1.7	5.4%	101.2	113.0	(11.8)	(10.4)
Net revenue	$230.4	$198.7	$31.7	16.0%	$661.3	$628.2	$33.1	5.3%

Gross profit	$62.8	$57.1	$5.7	10.0%	$197.8	$194.3	$3.5	1.8%
Gross margin	27.3%	28.7%			29.9%	30.9%

Research and development	35.3	35.0	0.3	0.9%	104.7	105.1	(0.4)	(0.4)%
Percentage of net revenue	15.3%	17.6%			15.8%	16.7%

Selling, general and administrative	28.0	31.8	(3.8)	(11.9)%	87.8	91.3	(3.5)	(3.8)%
Percentage of net revenue	12.2%	16.0%			13.3%	14.5%

Restructuring and related charges	1.8	1.1	0.7	63.6%	3.9	6.7	(2.8)	(41.8)%
Percentage of net revenue	0.8%	0.6%			0.6%	1.1%
Net Revenue
Net revenue increased by $31.7 million, or 16.0%, during the three months ended April 2, 2016 compared to the same period a year ago. This increase was primarily due to an increase in net revenue from our OpComms segment.
OpComms net revenue increased $30.0 million, or 17.9%, during the three months ended April 2, 2016 compared to the same period a year ago. This increase was primarily driven by an increase in net revenue from our telecom products.
Lasers net revenue increased $1.7 million, or 5.4%, during the three months ended April 2, 2016 compared to the same period a year ago. This increase was primarily due to an increase in net revenue from our solid-state laser products.
Net revenue increased by $33.1 million, or 5.3%, during the nine months ended April 2, 2016 compared to the same period a year ago. This increase was primarily due to an increase in net revenue from our OpComms segment, partially offset by a decrease in net revenue from our Lasers segment.
OpComms net revenue increased $44.9 million, or 8.7%, during the nine months ended April 2, 2016 compared to the same period a year ago. This increase was driven by an increase in net revenue from our telecom and datacom products.
Lasers net revenue decreased $11.8 million, or 10.4%, during the nine months ended April 2, 2016 compared to the same period a year ago. This decrease was primarily due to lower market demand and component quality issues for solid-state and fiber laser products.
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

	Three Months Ended				Nine Months Ended
	April 2, 2016		March 28, 2015		April 2, 2016		March 28, 2015
Net revenue:
Americas:
United States	$28.8	12.5%	$42.2	21.2%	$91.3	13.8%	$125.7	20.0%
Mexico	34.4	14.9	30.9	15.6	112.7	17.0	81.0	12.9
Other Americas	5.1	2.2	9.1	4.6	17.9	2.7	22.9	3.6
Total Americas	$68.3	29.6%	$82.2	41.4%	$221.9	33.5%	$229.6	36.5%

Asia-Pacific:
Hong Kong	$67.9	29.5%	$24.3	12.2%	$150.5	22.7%	$87.0	13.9%
Japan	19.8	8.6	12.9	6.5	65.8	10.0	83.7	13.3
Thailand	20.5	8.9	13.7	6.9	64.5	9.8	43.4	6.9
Other Asia-Pacific	27.0	11.7	36.1	18.2	69.3	10.5	86.1	13.7
Total Asia-Pacific	$135.2	58.7%	$87.0	43.8%	$350.1	53.0%	$300.2	47.8%

EMEA	$26.9	11.7%	$29.5	14.8%	$89.3	13.5%	$98.4	15.7%

Total net revenue	$230.4		$198.7		$661.3		$628.2
Net revenue from customers outside the United States, based on customer shipping location, during the three months ended April 2, 2016 and March 28, 2015, represented 87.5% and 78.8% of net revenue, respectively. Net revenue from customers outside the United States, based on customer shipping location, during the nine months ended April 2, 2016 and March 28, 2015, represented 86.2% and 80.0% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin and combined gross margin for the three and nine months ended April 2, 2016 and March 28, 2015 (in millions, except for percentages):

	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
OpComms	$58.7	$47.1	29.8%	28.2%	$171.4	$150.3	30.6%	29.2%
Lasers	15.5	13.6	46.7%	43.2%	43.9	55.0	43.4%	48.7%
Segment total	$74.2	$60.7	32.2%	30.5%	$215.3	$205.3	32.6%	32.7%
Unallocated corporate items (1)	(11.4)	(3.6)			(17.5)	(11.0)
Total	$62.8	$57.1	27.3%	28.7%	$197.8	$194.3	29.9%	30.9%

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

Gross Margin
Gross margin decreased 1.4 percentage points from 28.7% in the same period a year ago to 27.3% in the three months ended April 2, 2016. This decrease was primarily due to an inventory write-off related to our 3-D sensing product, partially offset by increases in OpComms and Lasers gross margins.
Gross margin decreased 1.0 percentage points from 30.9% in the same period a year ago to 29.9% in the nine months ended April 2, 2016. This decrease was primarily due to lower Lasers gross margins, partially offset by an increase in OpComms gross margins.
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
Segment Gross Margin
OpComms
OpComms gross margin increased 1.6 percentage points to 29.8% in the three months ended April 2, 2016 from 28.2% in the same period a year ago. This increase was primarily due to higher revenue volume and cost reductions, partially offset by an inventory write-off related to our 3-D sensing product.
OpComms gross margin increased 1.4 percentage points to 30.6% in the nine months ended April 2, 2016 from 29.2% in the same period a year ago. This increase was primarily due to higher revenue volume and cost reductions.
Lasers
Lasers gross margin increased 3.5 percentage points to 46.7% in the three months ended April 2, 2016 from 43.2% in the same period a year ago. This increase was primarily due to higher revenue volume and product mix.
Lasers gross margin decreased 5.3 percentage points to 43.4% in the nine months ended April 2, 2016 from 48.7% in the same period a year ago. This decrease was primarily due to lower revenue volume and product mix.
Research and Development (“R&D”)
R&D expense increased $0.3 million, or 0.9%, for the three months ended April 2, 2016 compared to the same period a year ago. The increase was primarily due to higher spending on materials to support ongoing R&D efforts and labor and benefits expenses for one additional week in the three months ended April 2, 2016. This was partially offset by higher R&D credits.
R&D expense decreased $0.4 million, or 0.4%, for the nine months ended April 2, 2016 compared to the same period a year ago. The decrease was primarily due to higher R&D credits and a decrease in employee-related costs resulting from the lower headcount from the closure of the Serangoon office in Singapore and a reduction of employees in North America. This was partially offset by labor and benefits expenses for one additional week in the three months ended April 2, 2016.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $3.8 million, or 11.9%, in the three months ended April 2, 2016 compared to the same period a year ago. This decrease was primarily driven by lower stand-alone SG&A costs during the three months ended April 2, 2016 compared to higher SG&A allocation from Viavi for the three months ended March 28, 2015. This was partially offset by higher labor and benefits expenses for one additional week in the three months ended April 2, 2016.
SG&A expense decreased by $3.5 million, or 3.8%, in the nine months ended April 2, 2016 compared to the same period a year ago. This decrease was primarily driven by lower stand-alone SG&A expense during the nine months ended April 2, 2016 compared to higher SG&A allocation from Viavi for the nine months ended March 28, 2015. This was partially offset by higher labor and benefits expenses for one additional week in the nine months ended April 2, 2016.
We intend to continue to focus on reducing our SG&A expenses as a percentage of net revenue. However, we may incur additional SG&A expenses in the future, including to support additional SEC reporting requirements that we will become subject to when we no longer qualify as an "emerging growth company" as defined in the JOBS Act, as well as certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges
Beginning in fiscal Q4 2014, we consolidated our operations in order to drive operational efficiencies and align our business with market conditions.
As of April 2, 2016, our total restructuring accrual was $3.8 million. During the three and nine months ended April 2, 2016, we recorded $1.8 million and $3.9 million, respectively, in restructuring charges. These charges are primarily due to a previously announced restructuring plan for our Bloomfield, Connecticut site for severance and benefits. Refer to “Note 10. Restructuring and Related Charges” to the consolidated financial statements included in this Form 10-Q for more information.
During the three and nine months ended March 28, 2015, we recorded $1.1 million and $6.7 million, respectively, in restructuring and related charges. The charges are primarily due to the allocated costs of restructuring and other charges related to Viavi's corporate and shared services employees and the severance and benefit costs for Robbinsville Closure Plan approved in the first quarter of fiscal 2015.
Our Ottawa lease obligation is net of sublease income of approximately $0.7 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties, as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments may be required in the future as conditions and facts change through the implementation period. If macroeconomic conditions decline, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through the third quarter of fiscal 2018.
Unrealized Loss on Derivative Liability
The Series A Preferred Stock includes a conversion feature that was bifurcated and separately accounted for as a derivative liability measured at fair value upon inception with subsequent changes in fair value recognized in earnings. The proceeds from issuance was allocated first to the separated conversion feature based on its fair value, with the residual proceeds allocated to the Series A Preferred Stock. The unrealized loss on derivative liability relates to the subsequent changes in the fair value of the derivative liability. During the three and nine months ended April 2, 2016, the unrealized loss was $4.8 million and $5.0 million, respectively, and is reflected in our consolidated statements of operations.
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
Interest and other income (expense), net was $(0.4) million during each of the three months ended April 2, 2016 and March 28, 2015.
Interest and other income (expense), net was $(1.1) million during the nine months ended April 2, 2016 as compared to $(0.8) million during the same period a year ago.
Provision for Income Taxes
We recorded a tax provision of $0.1 million and $0.3 million for the three and nine months ended April 2, 2016, respectively. We recorded a tax benefit of $23.4 million and $22.0 million for the three and nine months ended March 28, 2015.  The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items for the respective year. During the nine months ended April 2, 2016, we recognized a net benefit of $0.3 million related to deferred tax adjustments related to our operations in foreign jurisdictions.
The difference between the provision for income taxes that would be derived by applying the statutory rate to our income (loss) before income taxes and the provision for income taxes recorded was primarily attributable to the difference in foreign tax rates, utilization of US tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.

Contractual Obligations
The following table summarizes our contractual obligations at April 2, 2016, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$2.3	$—	$0.6	$0.5	$1.2
Purchase obligations (1)	164.4	139.2	24.1	1.1	—
Operating lease obligations (1)	26.5	1.7	12.4	6.7	5.7
Pension and post-retirement benefit payments	2.3	—	0.1	0.1	2.1
Total	$195.5	$140.9	$37.2	$8.4	$9.0
(1) Refer to “Note 13. Commitments and Contingencies” to the consolidated financial statements included in this Form 10-Q for more information.
As of April 2, 2016, other current liabilities and other non-current liabilities on the consolidated balance sheets includes $0.4 million and $0.3 million, respectively, for restructuring and related activities in connection with our operating lease obligations disclosed above.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $164.4 million of purchase obligations as of April 2, 2016, $81.6 million are related to inventory and the other $82.8 million are non-inventory items of which $2.0 million is committed to Viavi.
As of April 2, 2016, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Financial Condition
Liquidity and Capital Resources
As of April 2, 2016 and June 27, 2015, our cash and cash equivalents of $157.2 million and $14.5 million, respectively, were held predominantly in the United States, Cayman Islands, Canada, China and Japan. Although the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as dividends that may be declared, future stock repurchase programs or acquisitions. Our intent is to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.
As of April 2, 2016, our consolidated balance of cash and cash equivalents increased by $142.7 million, to $157.2 million from $14.5 million as of June 27, 2015. The increase in cash and cash equivalents was a result of the initial capitalization from Viavi and cash generated from operations.
Operating Cash Flow

Cash provided by operating activities was $73.5 million during the nine months ended April 2, 2016, primarily resulting from $5.0 million of net loss and $66.6 million of non-cash items such as depreciation, stock-based compensation, amortization of acquired technologies and other intangibles, and unrealized loss on derivative liability, and changes in operating assets and liabilities of $11.9 million. Changes in our operating assets and liabilities related primarily to an increase in accounts payable of $32.7 million, an increase in accrued payroll and related expenses of $9.7 million, an increase in accrued expenses and other current and non-current liabilities of $3.5 million, an increase in accounts receivable of $11.6 million, an increase in inventories of $9.6 million, and an increase in other current and non-current assets of $11.0 million.
Cash used in operating activities was $3.7 million during the nine months ended March 28, 2015, primarily resulting from $12.4 million of net income and $51.1 million of non-cash items such as depreciation, stock-based compensation, and amortization of acquired technologies and other intangibles, offset by changes in operating assets and liabilities of $67.2 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $22.8 million, a decrease in accrued expenses and other current and non-current liabilities of $15.7 million, a decrease in income tax payable of $12.9 million, an increase in other current and non-currents assets of $11.4 million, a decrease in accrued payroll and related expenses of $4.7 million and an increase in inventories of $3.2 million, partially offset by an increase in deferred taxes of $4.0 million.
Investing Cash Flow
Cash used in investing activities was primarily for capital expenditures of $63.4 million and $35.3 million during the nine months ended April 2, 2016 and March 28, 2015, respectively.
Financing Cash Flow
Cash provided by financing activities was $131.4 million during the nine months ended April 2, 2016 resulting primarily from net transfers from Viavi.
Cash provided by financing activities was $31.8 million during the nine months ended March 28, 2015 resulting primarily from net transfers from Viavi.
Liquidity and Capital Resources Requirement
We believe that the cash on hand of $157.2 million as of April 2, 2016, combined with expected cash flows from our operating activities, will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditures to support the revenue growth opportunity of our business;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in capital markets, fixed income and credit which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance of debt or equity securities; and

•	potential funding of pension liabilities either voluntarily or as required by law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies which is mainly due to cash held in banks. As of April 2, 2016, our foreign denominated cash was principally in the following currencies: Japanese Yen, Chinese Yuan and Canadian Dollar. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, for the three and nine months ended April 2, 2016, we recorded unrealized gain (loss) of $0.6 million and $0.5 million, respectively, in the interest and other income (expense), net in the Consolidated Statements of Operations included in this Form 10-Q. If the exchange rate between the U.S. Dollar and Japanese Yen, Chinese Yuan and Canadian Dollar had increased or decreased by 10%, our local currency expenses would have increased or decreased by $1.1 million during the nine months ended April 2, 2016.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures: Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
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
The market for optical communications products in particular has matured over time and optical communications products have increasingly become subject to commoditization. Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we will remain reliant on an integrated customer and market approach that anticipates end customer needs as Telecom and Datacom requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for legacy established products. However, our competitors may continue to enter markets or gain or retain market share through aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match. Although historically we have emphasized a robust program of technical innovation and streamlining manufacturing operations, if we fail to continue to develop enhanced or new products, or over time are unable to adjust our cost structure to continue to competitively price more mature technologies, our financial condition and results of operations could be materially and adversely affected.
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
We rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good product. We depend on these manufacturers to meet our production requirements and to provide quality products to our customers. Despite rigorous testing for quality, both by us and our customers, we may receive defective products. We may incur significant costs to correct defective products which could include lost future sales, as well as potentially cause customer relations problems, litigation and damage to our reputation. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters or economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
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
We are dependent on a limited number of suppliers, who are often small and specialized, for raw materials, packages and standard components. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, receipt of defective parts or contaminated materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
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
We have taken certain preliminary steps to implement an international corporate structure more closely aligned with our international operations. This potential corporate structure is intended to reduce our overall effective tax rate through changes among our wholly-owned subsidiaries in how we use our intellectual property, and how we structure our international procurement and sales operations. The contemplated structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Such intercompany arrangements would be designed to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate over the medium to long term.
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
As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending;

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	varying and potentially conflicting laws and regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market; and

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
We have made acquisitions of other businesses or technologies, including, most recently, Time-Bandwidth in January 2014 and we will continue to review acquisition opportunities.  Such strategic transactions involve numerous risks, including the following:

•	diversion of management’s attention from normal daily operations of the business;

•	unforeseen expenses, delays or conditions imposed upon the acquisition, including due to required regulatory approvals or consents;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	the ability to retain and obtain required regulatory approvals, licenses and permits;

•	difficulties and costs in integrating the operations, technologies, products, IT and other systems, facilities and personnel of the purchased businesses;

•	potential difficulties in completing projects associated with in-process R&D;

•	an acquisition may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies;

•	difficulty forecasting revenues and margins;

•	dilution of our current stockholders as a result of any issuance of equity securities as acquisition consideration;

•	expenditure of cash that would otherwise be available to operate our business; and

•	incurrence of indebtedness on terms that are unfavorable to us or that we are unable to repay.
If we are unable to successfully manage any of these risks in relation to any future acquisitions, our business, financial condition and results of operations could be adversely impacted.
Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we may rely upon third-party hosting and support services to meet these needs. Any failure to manage, expand and update our information technology infrastructure, including our Enterprise Resource Planning (“ERP”) system and other applications, any failure in the extension or operation of this infrastructure, or any failure by our hosting and support partners in the performance of their services could materially and adversely harm our business. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations and loss or damage to our data or in inappropriate disclosure of confidential information. Any actual or alleged disruption to our systems or security breach could cause significant damage to our reputation, affect our relationships with our customers, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches in the future.
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

In 2015, we implemented a new third-party information management system across our worldwide operations. Any disruptions resulting from the transition to this new system could adversely affect our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.
If we have insufficient proprietary rights or if we fail to protect our rights, our business would be materially harmed.
We seek to protect our products and product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. The steps we take to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing technologies that are similar to our own. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours, or such patents could be invalidated or ruled unenforceable. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protections. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee for a number of third-party technologies including software and intellectual property rights from academic institutions, our competitors and others, and we are required to pay royalties to these licensors for the use thereof. In the future, if such licenses are unavailable or if we are unable to obtain such licenses on commercially reasonable terms, we may not be able to rely on such third-party technologies which could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results.
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
Our operations and our products are subject to various federal, state and foreign laws and regulations, including those governing pollution and protection of human health and the environment in the jurisdictions in which we operate or sell our products.  These laws and regulations govern, among other things, wastewater discharges and the handling and disposal of hazardous materials in our products.  Our failure to comply with current and future environmental or health or safety requirements could cause us to incur substantial costs, including significant capital expenditures, to comply with such environmental laws and regulations and to clean up contaminated properties that we own or operate. Such clean-up or compliance obligations could result in disruptions to our operations. Additionally, if we are found to be in violation of these laws, we could be subject to governmental fines or civil liability for damages resulting from such violations. These costs could have a material adverse impact on our financial condition or operating results.
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
Additionally, we are subject to laws and regulations with respect to personal data we collect from our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union recently adopted a General Data Protection Regulation, effective in May 2018, that will establish new, and in some cases more stringent, requirements for data protection in Europe. We may be required to modify our practices in order to comply with these or other requirements, which may require us to incur costs and expenses, and we may face difficulties in complying with all privacy and data protection legal requirements that apply to us now or in the future.
Our failure to comply with any of the foregoing regulatory requirements could result in increased costs for our products, monetary penalties, damages to our reputation, government inquiries and investigations, and legal action. Furthermore, the regulatory requirements that are applicable to our business are subject to change from time to time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance. Additionally, we may be required to ensure that our suppliers comply with such laws and regulations. If we or our suppliers fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a standalone public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Stock Market ("NASDAQ"). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.
We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company”. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the price of our common stock.
Risks Related to Our Common Stock
Our stock price may be volatile and may decline regardless of our operating performance.
Our common stock is listed on NASDAQ under the symbol “LITE.” The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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
In addition, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.
A number of shares of our common stock are or will be eligible for future sale, including the sale by Viavi of the shares of our common stock that it retained after the distribution, which could materially increase the volatility of our stock price and may cause our stock price to decline.
Any sales of substantial amounts of our common stock in the public market or the perception that such sales might occur may cause the market price of our common stock to decline. As of April 30, 2016, we had an aggregate of approximately 59.3 million shares of our common stock issued and outstanding. These shares can be freely tradable without restriction or registration under the Securities Act, unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act, which may include Viavi as discussed below. We are unable to predict whether large amounts of our common stock will be sold in the open market following the distribution. We are also unable to predict whether a sufficient number of buyers would be in the market at that time.
Following the Separation, Viavi retained 11.7 million shares of our common stock, representing an ownership interest of 19.9% of our total shares outstanding.  As of April 30, 2016, Viavi held a total of 9.2 million shares of our common stock. Pursuant to a stockholder’s and registration rights agreement with Viavi, Viavi will be required to vote such shares in proportion to the votes cast by our other stockholders. In order to not jeopardize the tax-free status of the distribution, Viavi is required to dispose of such retained shares of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event later than three years after the distribution. Pursuant to the stockholder’s and registration rights agreement, upon the request of Viavi, we will effect the registration under applicable securities laws of the shares of common stock retained by Viavi. Subject to limited exceptions, we do not have the right to prevent or delay the sale of our shares by Viavi pursuant to the stockholder’s and registration right agreement. Any disposition by Viavi, or any significant stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could materially increase the volatility of our stock price and adversely affect prevailing market prices for our common stock.
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

Item 6. Exhibits
The following exhibits are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Separation Agreement between Lumentum Operations LLC and Craig Cocchi dated February 4, 2016	8-K	10.1	2/4/2016
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation				X
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

Date: May 4, 2016	LUMENTUM HOLDINGS INC.

By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer