Form 10-K
period 2016-07-02
Lumentum Holdings Inc.
filed 2016-09-02
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of December 26, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $538 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on December 24, 2015 of $20.78 per share. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 26, 2016, the Registrant had 60,082,117 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets, products and strategy, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, and our plans for growth and innovation, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I
ITEM 1.    BUSINESS
General
Overview
Lumentum Holdings Inc. (“we”, “our”, “Lumentum” or the "Company") is an industry leading provider of optical and photonic products addressing a range of end market applications including data communications (“Datacom”) and telecommunications (“Telecom”) networking and commercial lasers (“commercial lasers”) for manufacturing, inspection and life-science applications, as defined by revenue and market share. In addition, we are using our core optical and photonic technology and our volume manufacturing capability to expand into emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3-D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers are original equipment manufacturers (“OEMs”) that incorporate our products into their products which address end-market applications. For example, we sell fiber optic components that our network equipment manufacturer (“NEM”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers.
We operate in two reportable segments: Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”). Our operations for these reportable segments are not distinct and separate; rather this segmentation reflects different end-markets with their own unique dynamics.
We have a global marketing and sales footprint that enables us to exploit global market opportunities for our products. We have manufacturing capabilities and facilities in North America, Asia-Pacific and Europe, the Middle East and Africa ("EMEA") with employees engaged in R&D, administration, manufacturing, support and sales and marketing activities. Our headquarters are located in Milpitas, CA and we employed approximately 1,850 full-time employees around the world as of July 2, 2016.
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015 and is comprised of the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of JDSU. In August 2015, we became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business on July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on such date. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of distribution, retained ownership of 19.9% of Lumentum’s outstanding shares.
Our business traces its origins to Uniphase Corporation, which was formed in 1979, and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later, a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU broadened the depth and breadth of the OpComms and Lasers teams, as well as the intellectual property, technology and product offerings of what is now Lumentum. Notable amongst these acquisitions in the OpComms business were Agility Communications, Inc. in 2005 and Picolight, Inc. in 2007 which respectively brought widely tunable, long wavelength laser technology for metro and long haul networking applications and short wavelength vertical-cavity surface-emitting laser technology for enterprise and datacenter networking applications. The industry leading fundamental laser component technologies which we acquired through these acquisitions, forms the basis of virtually all optical networks today and we believe will continue to do so for the foreseeable future. These technologies will enable us to develop highly integrated products to satisfy our communications customers’ ever increasing needs for smaller, lower power and lower cost optical products. Notable acquisitions in the Lasers business were Lightwave Electronics Corporation in 2005 and Time-Bandwidth Products Inc. (“Time-Bandwidth”) in 2014. Both of these Lasers acquisitions brought high power pulsed solid-state laser products and technology to our business which address the micro laser machining market and expanded our addressable market.
Industry Trends and Business Risks
Our business is driven by end-market applications which benefit from the performance advantages that optical solutions enable.

The OpComms markets we serve are experiencing continually increasing needs for higher data transmission speeds, fiber optic network capacity and network agility. This is driven by exponential growth in both the number of higher bandwidth broadband connections, notably those associated with mobile devices, such as high-definition video, online gaming, cloud computing and the number and scale of datacenters that require fiber optic links to enable the higher speeds and increased scale necessary to deliver high bandwidth video and other services. Our technology, which was originally developed for communications applications is also finding use in other emerging market opportunities including 3-D sensing applications that employ our laser technology in mobile, computing, industrial and automotive application.

In the Lasers markets, customer demand is driven by the need to enable faster, higher precision volume manufacturing techniques with lower power consumption, reduced manufacturing footprint and increased productivity. These capabilities are critical as industries develop products that are smaller and lighter, increasing productivity and yield and lowering their energy consumption.
Our optical and laser solutions, developed in close collaboration with OEM partners, are well positioned to meet demand resulting from these trends. We do, however, expect to continue to encounter a number of industry and market risks and uncertainties. These risks and uncertainties may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and could create quarter over quarter variability in our financial measures. For example, Great Britain's recent vote to exit from the European Union has created economic uncertainty in Europe and the global financial markets. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability and general financial performance may also be affected by: (i) strong pricing pressures, particularly within our OpComms markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-Pacific-based competitors, and a general commoditization trend for certain products; (ii) high product mix variability which affects revenue and gross margin; (iii) fluctuations in customer buying patterns, which cause volatility in demand, revenue and profitability; and (iv) the current trend of communication industry consolidation, which is expected to continue, that directly affects our customer bases and adds additional risk and uncertainty to our financial and business projections.

Reportable Segments
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. The two operating segments were primarily determined based on how the Chief Operating Decision Mater (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
The table below discloses the percentage of our total net revenue attributable to our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to product offerings within the OpComm segment:

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Optical Communications:	84.3%	82.9%	85.0%
Telecom	61.5%	60.6%	60.6%
Datacom	18.1%	17.4%	14.3%
Consumer and Industrial	4.7%	4.9%	10.1%
Lasers	15.7%	17.1%	15.0%
For further information regarding our operating segments, please refer to "Note 16. Operating Segments and Geographic Information" in the Notes to Consolidated Financial Statements.
OpComms
Markets
Our OpComms products address the following markets: telecommunications (Telecom), data communications (Datacom) and Consumer and Industrial.

Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fastest-growing OpComms markets, including reconfigurable optical add/drop multiplexers (“ROADMs”), tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggables. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks.
Our products for 3-D sensing applications include our light source product. Customer solutions containing our 3-D sensing lasers employ our laser technology in mobile, computing, industrial and automotive applications. Emerging 3-D sensing systems simplify the way people interact with technology and were first used in applications for gaming platforms.
In the Consumer and Industrial markets, our OpComms products include our light source product which is integrated into 3-D sensing platforms being used in applications for gaming, computing, mobile and industrial segments. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3-D capture of objects coupled with 3-D printing.
Customers
Our OpComms customers include Ciena Corporation, Cisco Systems, Inc., Coriant GmbH, Fujitsu, Alphabet Inc. (formerly Google), Huawei Technologies Co. Ltd., Microsoft Corporation and Nokia Networks (including Alcatel-Lucent International). During fiscal 2016, 2015, and 2014, net revenue generated from a single customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Huawei Technologies. Co. Ltd.	17.1%	*	*
Ciena Corporation	17.1%	14.4%	15.9%
Alphabet Inc. (formerly Google)	*	*	10.3%
Cisco Systems, Inc.	13.0%	11.8%	*
*Represents less than 10% of total net revenue
Trends
To remain competitive, network operators worldwide must offer broader suites of digital services. To do this, they are migrating to Internet-protocol (“IP”) networks and expanding long-haul, metro regional and metro access networks, which effectively deliver broadband services while lowering capital and operating costs of dense-wavelength-division multiplexing networks.
The growing demand for capacity encourages the adoption of OpComms products across the Datacom and Telecom markets. Demand for capacity in the Datacom market is driven by the growing needs of LANs and WANs. Growth in Datacom is also driven by web and cloud services companies that are expanding data center infrastructure, increasing the need for network capacity within and between these data centers.
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

Deployment of fiber closer to the end user increases the availability of high-bandwidth services and we expect it will result in increased demand on the metro regional and long-haul networks into which these services feed. The dynamically reconfigurable nature of today’s agile networks enables lower operating costs and other competitive advantages, allowing service providers to use and scale network capacity more flexibly, streamline service provisioning, accelerate rerouting around points of failure and modify network topology through simple point-and-click network management systems.
Our optical products are well positioned to meet these demands. Our innovation has resulted in products that have more functionality, are smaller, require less power and are more cost-effective, particularly in the area of photonic integrated circuits, which can replace many discrete components with a single photonic chip. For example, the tunable 10-gigabit small form-factor pluggable transceiver we pioneered with its tunable photonic chip is 85% smaller than previous tunable models. We also developed the industry’s first tunable small form-factor pluggable transceiver for enterprise and metro networks. Higher levels of integration have also led to development of our Super Transport Blade, which delivers all transport functions (wavelength switching, pre-amplification, post-amplification, optical supervisory channel and monitoring) in a single, integrated platform, essentially replacing three blades with one.
Strategy
In our OpComms segment, we are focused on technology leadership through collaborative innovation with our customers, cost leadership and functional integration. We align the latest technologies with industry leading, scalable manufacturing and operations to drive the next phase of optical communications for Telecom and Datacom applications that are faster, more agile and more reliable, making us a valuable business and technology partner for NEMs, consumer electronic companies, cloud service providers and data center operators.
Competition
We compete against various public and private companies in the markets we serve. Publicly traded companies providing optical communications components include II-VI Incorporated, Acacia Communications, Inc., Foxconn Interconnect Technology, Ltd., Finisar Corporation, Fujitsu Optical Components, Furukawa Electric Co., Ltd., Neophotonics Corporation, Oclaro, Inc. and Sumitomo Electric Industries, Ltd.
Offerings
In addition to a full selection of active and passive components, we offer increasing levels of functionality and integration in modules, circuit packs and subsystems for transmission, amplification, wavelength management and more.
In the Telecom market, we provide transmission and transport solutions for optical networks that make up the backbone of the wireline Telecom infrastructure, thereby enabling the internet. Transmission products, such as our tunable transponder, transceiver and transmitter modules, transmit and receive high-speed data signals at the ingress/egress points of the network. These products use dense wavelength division multiplexing technology to enable high capacity (up to 10Tb/s) links driven by increasing internet demand. We also offer components including tunable lasers, receivers and modulators to address the higher end of these same network applications.
Our transport products, such as ROADMs, amplifiers and optical channel monitors provide switching, routing and conditioning of signals. We also make components for Transport, including 980nm, multi-mode and Raman pumps for optical amplifiers, and passive components. Passive components include switches, attenuators, photodetectors, gain flattening filters, isolators, WDM’s, interleavers, AWG’s, multiplex/de-multiplexers and integrated passive modules.
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

Our integrated fiber optic transceivers provide cost effective and scalable connectivity and are used in the hardware that runs many of the applications people use daily such as email, social networking, cloud storage, online gaming and streaming video. They are available in several hot-pluggable form factors and allow for very compact, high-density hardware designs.
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
3-D sensing provides real time depth information to any photo or video image. This represents a fundamental transition for image capture akin to the transition from monochrome to color and gives devices the ability to see the world around them in three dimensions. The immediate applications include full body imaging for gaming, 3-D scanning for space mapping and facial recognition for security. Emerging applications are in mobile, automotive, robotics and industrial. 3-D sensing can be applied to any device with a camera. The technologies to achieve accurate and stable 3-D sensing are converging to laser based solutions. We are the leading supplier of the critical laser illumination sources for 3-D sensing systems being used in applications for gaming, computing and home entertainment.
Lasers
Markets
Our Lasers products serve our customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. Our Lasers products are used in a variety of original equipment manufacturer (“OEM”) applications.
Our Laser products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
Our acquisition of Time-Bandwidth enabled us to provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor, LED, and other types of chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally.
Our portfolio of Lasers products includes components and subsystems used in a variety of OEM applications that range in output power from milliwatts to kilowatts and include ultraviolet, visible and infrared wavelengths. We support customer applications in the biotechnology, graphics and imaging, remote sensing, materials processing and other precision machining areas.
Customers
Our Lasers customers include Amada Co., Ltd., ASML Holding N.V., Beckman Coulter, Inc., Becton, Dickinson and Company, DISCO Corporation, Electro Scientific Industries, Inc., EO Technics Co., Ltd. and KLA-Tencor Corporation. During fiscal 2016, 2015, and 2014, we did not have any single customer attributable to our Lasers segment that generated net revenue 10% or more of our total net revenue of the applicable fiscal year.

Trends
As technology advances, industries such as consumer electronics manufacturing increasingly turn to lasers when they need more precision, higher productivity and energy efficient, or “green,” alternatives for problems that cannot be solved by mechanical, electronic or other means. For example, these industries are using lasers to develop products that are smaller and lighter to increase productivity and yield and to lower their energy consumption. Lasers have been used for years to help achieve the scale and precision needed in semiconductor processing. In biotech applications, lasers have been instrumental for advances (and new standard procedures) in cytology, hematology, genome sequencing and crime scene investigations, among others. We believe the long-term trends in these industries will likely lead to increased demand for lasers.
In addition, demand continues for electronic products, as well as products and components in other industries, with greater functionality while becoming smaller, lighter and less expensive. Innovative / Next generation product designs require precise micromachining and materials processing, such as micro bending, soldering and welding. At the scale and processing speed needed, lasers are replacing mature mechanical tools such as drills for minute holes, or “vias,” in printed circuit boards and saws and scribes for singulating silicon wafers, resulting in greater precision and productivity. As these trends continue, we believe that manufacturers and other industries will increase their reliance on lasers in order to maintain or increase their competitiveness.
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
Competition
We compete against various public and private companies in the commercial laser markets we serve. Publicly traded companies providing commercial laser products include IPG Photonics Corporation, Coherent, Inc., and Rofin-Sinar Technologies Inc (“Rofin-Sinar”). Coherent and Rofin-Sinar have announced that they have entered into an agreement pursuant to which Coherent will acquire Rofin-Sinar. Such acquisition may intensify the competition in the Lasers Market.
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
On January 27, 2014 ("Time-Bandwidth Closing Date"), we completed the acquisition of Time-Bandwidth, a privately-held provider of high powered and ultrafast lasers for industrial and scientific markets. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally. Manufacturers are taking advantage of high-power and ultrafast lasers to create quality micro parts for consumer electronics and to process semiconductor chips for consumer devices. We acquired all outstanding shares of Time-Bandwidth for a total purchase price of $15.0 million in cash, including a holdback amount of $2.3 million which had been withheld to satisfy potential indemnification claims in relation to the Time-Bandwidth acquisition. In connection with the Separation, we succeeded to the assets and liabilities associated with the Time-Bandwidth business. During the first quarter of fiscal 2016, we released the holdback amount of $2.3 million following the eighteen-month anniversary of the Time-Bandwidth Closing Date.
Please refer to “Note 6. Mergers and Acquisitions” in the Notes to Consolidated Financial Statements.

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
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Note 11. Restructuring and Related Charges" in the Notes to Consolidated Financial Statements for information on restructuring charges.
Research and Development
During fiscal 2016, 2015 and 2014, we incurred R&D expenses of $141.1 million, $140.8 million and $134.9 million, respectively. The number of employees engaged in R&D was approximately 570 as of July 2, 2016, 550 as of June 27, 2015 and 570 as of June 28, 2014.
We devote substantial resources to R&D for the development of new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.
In our OpComms segment, we are maintaining our capability to provide products throughout the network, while focusing on several important subsegments. We are increasing our emphasis on Datacom products, such as 100G and 400G transceivers while we continue to maintain strong investments in Telecom components and modules such as ROADMs and tunable devices needed for long-haul and metro markets. We are also responding to our customers’ requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems and circuit packs. We are providing optical technology for 3-D sensing systems that simplify the way that people interact with technology. These solutions are initially being used in computing, mobile, and industrial applications, including automotive applications.
In our Lasers segment, we continue to develop new product offerings in both solid-state and fiber lasers that take advantage of technologies and components we develop. These products are targeted at serving customers engaging in biotechnology, graphics and imaging, remote sensing, and materials processing and precision micromachining markets.
Manufacturing
Our significant manufacturing facilities are located in the United States and Switzerland, while our significant contract manufacturing partners are located in China, Taiwan and Thailand. Contract manufacturers can save significant amount of dollars on labor, material, and other related production expenses. We rely on the capabilities of our contract manufactures to procure the components and manage the inventory in these locations.
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
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of July 2, 2016, we own 735 U.S. patents and 265 foreign patents with expiration dates ranging from 2016 through 2035, and have 145 patent applications pending throughout the world.

Backlog
Backlog consists of purchase orders for products for which we have assigned shipment dates.
As of July 2, 2016, our backlog was $168.5 million, as compared to $135 million as of June 27, 2015. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Employees
As of July 2, 2016, we employed approximately 1,850 full-time employees including approximately 970 employees in manufacturing, 570 employees in R&D and 310 employees in SG&A.
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
International Operations
During fiscal 2016, 2015 and 2014, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped, represented 82.0%, 80.6% and 78.3% of net revenue, respectively. In certain circumstances customers may request shipment of our products to a contract manufacturer in one country, which may differ from the location of their end customers. During fiscal 2016, our net revenue from Hong Kong, Mexico and Japan represented 23.7%, 12.5% and 10.3% of our consolidated net revenue, respectively. During fiscal 2015, our net revenue from Hong Kong, Mexico and Japan represented 14.4%, 13.5% and 12.7% of our consolidated net revenue, respectively. During fiscal 2014, our net revenue from Hong Kong and Japan represented 15.8% and 11.9% of our consolidated net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as presented above.
As of July 2, 2016 and June 27, 2015, long-lived assets, namely our net property, plant and equipment, located outside of the United States comprised 62.4% and 56.0% of our total property, plant and equipment, net, respectively. As of July 2, 2016, 25.4% and 23.9% of our net property, plant and equipment were located in China and Thailand, respectively. As of June 27, 2015, 24.0% and 20.3% of our net property, plant and equipment were located in China and Thailand, respectively.
Please refer to "Note 16. Operating Segments and Geographic Information" in the Notes to Consolidated Financial Statements. For information regarding risks associated with our international operations, see “Item 1A. Risk Factors.”

ITEM 1A.    RISK FACTORS
You should carefully consider the following risks and other information in this information statements in evaluating us and our common stock. Any of the following risks could materially and adversely affect our results of operations or financial condition. The risk factors generally have been separated into three groups: risks related to our business, risks related to the Separation and risks related to our common stock.
Risks Related to Our Business

Changing technology and intense competition require us to continuously innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability.

The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, and changes in customer requirements, continued price pressures and a constantly evolving industry. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced features and products that address these issues and provide solutions that meet our customers’ current and future needs.

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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI Incorporated, Acacia Communications, Inc., Applied Optoelectronics, Inc., Coherent, Inc., Finisar Corporation, Fujitsu Optical Components, Furukawa Electric Co., Ltd., InnoLight Technology Corporation, IPG Photonics Corporation, Neophotonics Corporation, Newport Corporation, Oclaro, Inc., Rofin-Sinar Technologies Inc. and Sumitomo Electric Industries, Ltd. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match. For example, Coherent and Rofin-Sinar have announced that they have entered into an agreement for the acquisition of Rofin-Sinar by Coherent. The acquisition may intensify competition in the Lasers market. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
Our operating results may be adversely affected by unfavorable economic and market conditions.
The uncertain state of the global economy has contributed and continues to contribute to decreases in demand and spending in the technology industry at large, as well as to the specific markets in which we operate. The slow pace of global economic recovery and the resulting effects on global credit markets has created uncertainty in the timing and overall demand from our customers. In addition, Great Britain's recent vote to exit from the European Union has created economic uncertainty in Europe and the global financial markets. This uncertainty may lead to decreased demand for our products and revenue fluctuations, increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Continued economic challenges in the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If economic conditions do not improve or if they deteriorate, our financial condition and results of operations would likely be materially and adversely impacted.

The manufacture of our products may be adversely affected if our contract manufacturers and suppliers fail to meet our production requirements or if we are unable to manufacture certain products in our manufacturing facilities.
We rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good product. We depend on these manufacturers to meet our production requirements and to provide quality products to our customers. Despite rigorous testing for quality, both by us and our customers, we may receive and ship defective products. We may incur significant costs to correct defective products which could include harm to our reputation and lost future sales, as well as potentially cause customer relations problems, indemnification costs or costs to replace or repair the defective products, litigation and damage to our reputation. It may also cause diversion of management attention from our business and product development efforts. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters or economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet customer demand and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
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
In addition, the closing of our Bloomfield, Connecticut manufacturing facility will require the transfer to other manufacturing sites of complex technologies and processes. If we are unable to transfer the technology and processes for the products we currently manufacture in the Bloomfield facility in a timely manner, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
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
We have consistently relied on a small number of customers for a significant portion of our sales (please refer to “Note 16. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements) and we expect that this customer concentration will continue in the future. The majority of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, or we may have excess inventory. Any of these factors could adversely affect our business, financial condition and results of operations.
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
Our products are complex and defects may be found from time to time. Networking products in particular in frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.
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
Tax policy reform continues to be a topic of discussion in the United States and in the foreign jurisdictions in which we may conduct business. A significant change to the tax system in the United States or other foreign jurisdictions, including changes to the taxation of international income, could have a material adverse effect on our results of operations. Our effective tax rate in a given financial statements period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations or by changes to our ownership or capital structures. Fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of business, financial condition and operating results.

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
We derive a majority of our revenue from our international operations, and we plan to continue expanding our business in international markets in the future. In addition, we have extensive international manufacturing capabilities with third party contract manufacturers, as well as our own international facilities, with employees engaged in R&D, administration, manufacturing, support and sales and marketing activities.
As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending;

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	varying and potentially conflicting laws and regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market

•	international political developments, such as Great Britain's recent vote to exit from the European Union; and

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
Tax policy reform continues to be a topic of discussion in the United States and in the foreign jurisdictions in which we may conduct business. A significant change to the tax system in the United States or other foreign jurisdictions, including changes to the taxation of international income, could have a material adverse effect on our results of operations. Our effective tax rate in a given financial statements period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations or by changes to our ownership or capital structures. Fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of business, financial condition and operating results.
We expect to change our international corporate structure in the near future in order to minimize our effective tax rate; however, if we are unable to adopt this structure or if it is challenged by U.S. or foreign tax authorities, we may be unable to realize such tax savings which could materially and adversely affect our operating results.
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
We have made acquisitions of other businesses or technologies, including, most recently, Time-Bandwidth in January 2014, and we will continue to review acquisition opportunities.  Such strategic transactions involve numerous risks, including the following:

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
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we may rely upon third-party providers of hosting, support and other services to meet these needs. Any failure to manage, expand and update our information technology infrastructure, including our Enterprise Resource Planning (“ERP”) system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially and adversely harm our business. Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach affecting us or our third-party providers could result in disruptions to our operations and loss of or unauthorized access or damage to our data or in inappropriate disclosure of confidential information. Any actual or alleged disruption to, or security breach affecting, our systems or those of our third-party partners could cause significant damage to our reputation, result in legal obligations or liability, affect our relationships with our customers, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches in the future.

Our business and operations may be adversely affected if we fail to adequately implement and maintain our information management systems.
Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in managing our supply chain and monitoring customer accounts, among other things. We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity may also requires transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.
In 2015, we implemented a third-party information management system across our worldwide operations. Any disruptions resulting from the transition to this system or any failure in the operation or performance of this system could adversely affect our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain and coordinate production. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.
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
We also seek to protect our important trademarks by endeavoring to register them in certain countries. We have not registered our trademarks in every country in which we sell or distribute our products, and thus others may be able to use the same or confusingly similar marks in countries where we do not have trademark registrations. We have adopted Lumentum as a house trademark and trade name for our company, and are in the process of establishing rights in this name and brand. We have also adopted the Lumentum logo as a house trademark for our company, and are in the process of establishing rights in this brand. The new brand are the subject of trademark applications in the United States or other jurisdictions, but the trademarks have not yet proceeded to registration. The efforts we take to register and protect trademarks, including the new brands, may not be sufficient or effective. Although we will seek to obtain trademark registrations for the new brands, it is possible we may not be able to protect our new brands through registration in one or more jurisdictions, for example, the applicable governmental authorities may not approve the registration. Furthermore, even if the applications are approved, third parties may seek to oppose or otherwise challenge registration. There is the possibility that, despite efforts, the scope of the protection obtained for our trademarks, including the new brands, will be insufficient or that a registration may be deemed invalid or unenforceable in one or more jurisdictions throughout the world.
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

We are subject to laws and other regulations worldwide including with respect to environmental matters, securities laws, privacy and personal data collection compliance with which could increase our expenses and harm our operating results.
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
Our failure to comply with any of the foregoing legal and regulatory requirements could result in increased costs for our products, monetary penalties, damages to our reputation, government inquiries and investigations, and legal action. Furthermore, the legal and regulatory requirements that are applicable to our business are subject to change from time to time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance. Additionally, we may be required to ensure that our suppliers comply with such laws and regulations. If we or our suppliers fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
Our sales may decline if we are unable to obtain government authorization to export certain of our products, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
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
Our revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors, which makes predicting financial results difficult.
Spending on optical communication and laser products is subject to cyclical and uneven fluctuations, which could cause our financial results to fluctuate unevenly and unpredictably. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future, particularly as we release new or enhanced products. While our fiscal quarters are typically stronger, future buying patterns may differ from historical seasonality. If the mix of revenue changes, it may also cause results to differ from historical seasonality. Accordingly, our quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics may vary significantly in the future, and the results of any prior periods should not be relied upon as an indication of future performance.
Risks Related to the Separation and Our Operation as an Independent Public Company
We have a limited history of operating as an independent company, and our pre-Separation financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information in this Annual Report on Form 10-K refers in part to our business as operated by and integrated with Viavi. Our historical financial information through July 31, 2015 included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of Viavi. Accordingly, such historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

•
Prior to the Separation, our business was operated by Viavi as part of its broader corporate organization, rather than as an independent company. Viavi or one of its affiliates performed various corporate functions for our business such as legal, treasury, accounting, auditing, human resources, finance and other corporate functions. Our historical financial results reflect allocations of corporate expenses from Viavi for such functions, which are likely to be less than our actual operating expenses for these functions following the Separation.

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

•	The cost of capital for our business following the Separation may be higher than Viavi’s cost of capital prior to the Separation.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Viavi. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
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

•
any breach by us of the Separation agreement or any of the ancillary agreements or any action by us in contravention of our amended and restated certificate of incorporation or amended and restated bylaws; and

•
any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Registration Statement on Form 10 (the “Registration Statement”) and information statement filed in connection with the Separation or any other disclosure document that describes the Separation or the distribution, or us and our subsidiaries, or primarily relates to the transactions contemplated by the Separation agreement, subject to certain exceptions.

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
Pursuant to the Separation agreement, Viavi will indemnify us for certain liabilities relating to, arising out of or resulting from:

•	the JDSU Liabilities (as defined in the Separation agreement);

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
We have sought to characterize Viavi’s contribution of the CCOP segment and WaveReady product lines to us as a taxable transaction.  If tax authorities were to take the position that this contribution is not a taxable transaction, then we may face greater than expected income tax liabilities, which would negatively impact our operating results.
In connection with the Separation, Viavi’s assets related to the CCOP segment and WaveReady product lines were transferred to us in a transaction or transactions intended to be characterized as taxable, which will result in our receiving a fair market value or substantially stepped-up tax basis in the assets. We expect to reduce our cash taxes by depreciation and amortization deductions related to the stepped-up tax basis in the assets. If the IRS or foreign tax authorities disagree with our characterization of the transactions pursuant to which the CCOP business assets were transferred to us or disallow the depreciation and amortization deductions, and the position were sustained, our financial results would be materially and adversely affected.

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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of our management evaluations that are required to include in our periodic reports filed with the SEC and the independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

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
Our common stock is listed on NASDAQ under the symbol “LITE.” The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we operate;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	Litigation or disputes in which we may become involved;

•	overall market fluctuations; sales of our shares by our officers, directors, or significant stockholders;

•	the timing and amount of dividends and share repurchases, if any; and

•	general economic and market conditions and other external factors.
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
Sales of a substantial amount of shares by our stockholders, including the sale by Viavi of the shares of our common stock that it retained after the distribution, could materially increase the volatility of our stock price and may cause our stock price to decline.
Any sales of substantial amounts of our common stock in the public market or the perception that such sales might occur may cause the market price of our common stock to decline. Our issued and outstanding shares of common stock can be freely tradable without restriction or registration under the Securities Act, unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act, which may include Viavi as discussed below. We are unable to predict whether large amounts of our common stock will be sold in the open market.

Following the Separation, Viavi retained 11.7 million shares of our common stock, representing an ownership interest of 19.9% of our total shares outstanding.  As of July 31, 2016, Viavi held a total of 5.0 million shares of our common stock. Pursuant to a stockholder’s and registration rights agreement with Viavi, Viavi will be required to vote such shares in proportion to the votes cast by our other stockholders. In order to not jeopardize the tax-free status of the distribution, Viavi is required to dispose of such retained shares of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event later than three years after the distribution. Pursuant to the stockholder’s and registration rights agreement, upon the request of Viavi, we will effect the registration under applicable securities laws of the shares of common stock retained by Viavi. Subject to limited exceptions, we do not have the right to prevent or delay the sale of our shares by Viavi pursuant to the stockholder’s and registration right agreement. Any disposition by Viavi, or any significant stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could materially increase the volatility of our stock price and adversely affect prevailing market prices for our common stock.
We do not expect to pay dividends on our common stock.
We do not currently expect to pay dividends on our common stock. The payment of any dividends to our stockholders in the future, and the timing and amount thereof, if any is within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, potential debt service obligations or restrictive covenants, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deems relevant.
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
Our subsidiary, Lumentum Inc., issued $35.8 million in Series A Preferred Stock to Viavi, which were sold to Amada following the Separation. The Series A Preferred Stock may be converted by Amada into shares of our common stock beginning on the second anniversary of the closing of the stock purchase (absent a change of control of us or similar event) using a conversion price of $24.63, which is equal to 125% of the volume weighted average price per share of our common stock in the five “regular-way” trading days following the Separation. The Series A Preferred Stock may be redeemed by us upon the third anniversary of the date of issuance or the preferred stockholders may cause us to redeem the Series A Preferred Stock upon the fifth anniversary of the date of issuance.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and in seven other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices and manufacturing facilities. Our corporate headquarters of approximately 126,000 square feet is located in Milpitas, California. As of July 2, 2016, our leased and owned properties in total were approximately 600,000 square feet, of which we owned approximately 81,000 square feet. Larger leased sites include properties located in Canada, China and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock and Stockholders
From August 4, 2015, our common stock has traded on the NASDAQ Stock Market under the symbol “LITE.” The following table sets forth the range of high and low sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2016 Quarter Ended:
July 2, 2016	$27.46	$21.71
April 2, 2016	$27.14	$18.81
December 26, 2015	$21.82	$14.12
September 26, 2015 (August 4, 2015 through September 26, 2015)	$23.45	$16.78
According to records of our transfer agent, we had 2,919 stockholders of record as of August 26, 2016 and we believe there is a substantially greater number of beneficial holders.
Dividends
We have not paid any dividends to date, and we currently intend to retain future income to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.
Recent Sale of Unregistered Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
This table sets forth selected financial data of Lumentum (in millions, except share and per share amounts) for the periods indicated. This data should be read in conjunction with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report and our audited consolidated financial statements included in Item 8 of this Annual Report. The selected data in this section are not intended to replace the Consolidated Financial Statements included in this Annual Report.
Our historical consolidated financial statements include allocations of expenses arising from shared services and infrastructure provided by Viavi to us, including costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. The financial information included here may not necessarily reflect our financial position and results of operations or what our financial position and results of operations would have been had we been an independent, publicly-traded company during the entirety of the periods presented or be indicative of our future performance as an independent company.

	Years Ended
	July 2, 2016	June 27, 2015 (1)	June 28, 2014 (2)	June 29, 2013	June 30, 2012
Consolidated Statements of Operations Data:
Net revenue	$903.0	$837.1	$817.9	$769.9	$727.9
Gross Profit	277.3	257.9	256.6	222.8	204.9
Income (loss) from operations	11.5	(23.4)	8.7	3.9	(4.5)
Net (loss) income	9.3	(3.4)	10.7	6.5	2.6
Cumulative dividends on Series A Preferred Stock	$(0.8)	$—	$—	$—	$—
Accretion of Series A Preferred Stock	$(11.7)	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$(3.2)	$(3.4)	$10.7	$6.5	$2.6

Net income (loss) per share attributable to common stockholders(3)
Basic	(0.05)	(0.06)	0.18	0.11	0.04
Diluted	(0.05)	(0.06)	0.18	0.11	0.04
Shares used in per share attributable to common stockholders calculation—basic and diluted (3)
Basic	59.1	58.8	58.8	58.8	58.8
Diluted	59.1	58.8	58.8	58.8	58.8

	Balance as of
	July 2, 2016	June 27, 2015	June 28, 2014 (2)	June 29, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$157.1	$14.5	$19.9	$7.8
Working capital	315.8	188.6	149.1	133.4
Total assets	726.3	512.6	492.1	410.7
Other non-current liabilities	19.4	9.8	19.6	17.0
Total redeemable convertible preferred stock, stock holders equity, and invested equity	497.4	380.6	335.6	281.8

(1)
During the third quarter of fiscal 2015, we settled an audit in a non-U.S. jurisdiction which resulted in the recognition of a $21.8 million tax benefit. In addition, we recognized $14.1 million of additional deferred tax assets which were fully offset by a corresponding increase in the deferred tax valuation allowance.

(2)
During the third quarter of fiscal 2014, we acquired Time-Bandwidth in a transaction accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statement of Operations for fiscal 2014 included the results of operations from Time-Bandwidth subsequent to January 27, 2014 and the Consolidated Balance Sheet as of June 28, 2014 included Time-Bandwidth's financial position.

(3)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of Lumentum common stock to existing holders of JDSU common stock. JDSU was renamed Viavi and at the time of distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net income (loss) per share for all periods through June 27, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015. Refer to "Note 4. Earnings Per Share" in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the audited consolidated financial statements and the corresponding notes included elsewhere in this Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see "Risk Factors" and "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. The two operating segments were primarily determined based on how the Chief Operating Decision Mater (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
OpComms
Our OpComms products address the following markets: telecommunications (Telecom), data communications (Datacom) and Consumer and Industrial.
Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fastest-growing OpComms markets, including reconfigurable optical add/drop multiplexers (“ROADMs”), tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggables. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks.
Our products for 3-D sensing applications include our light source product. Customer solutions containing our 3-D sensing lasers employ our laser technology in mobile, computing, industrial and automotive applications. Emerging 3-D sensing systems simplify the way people interact with technology and were first used in applications for gaming platforms.
In the Consumer and Industrial markets, our OpComms products include our light source product which is integrated into 3-D sensing platforms being used in applications for gaming, computing, mobile and industrial segments. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3-D capture of objects coupled with 3-D printing.
Our OpComms customers include Ciena Corporation, Cisco Systems, Inc., Coriant GmbH, Fujitsu, Alphabet Inc. (formerly Google), Huawei Technologies Co. Ltd., Microsoft Corporation and Nokia Networks (including Alcatel-Lucent International).
Lasers
Our Lasers products serve our customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. Our Lasers products are used in a variety of original equipment manufacturer (“OEM”) applications.
Our Laser products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.

Our acquisition of Time-Bandwidth enabled us to provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor, LED, and other types of chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally.
Our Lasers customers include Amada Co., Ltd., ASML Holding N.V., Beckman Coulter, Inc., Becton, Dickinson and Company, DISCO Corporation, Electro Scientific Industries, Inc., EO Technics Co., Ltd. and KLA-Tencor Corporation.

Separation from JDSU
Lumentum Holdings Inc. was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015 and is comprised of the former communications and commercial optical products (“CCOP”) segment and the WaveReady product lines of JDSU. On August 1, 2015, we became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”).   Each JDSU stockholder of record as of the close of business on July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi in connection with the Separation and retained ownership of 19.9% of Lumentum’s outstanding shares.
On July 31, 2015, prior to the Separation, Viavi transferred substantially all of the assets and liabilities and operations of the CCOP segment and WaveReady product lines to Lumentum. Our financial statements for periods prior to the Separation were prepared on a stand-alone basis and were derived from Viavi’s consolidated financial statements and accounting records. For the period from June 28, 2015 to August 1, 2015, expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.
The consolidated financial statements include certain assets and liabilities that were historically held at the Viavi level but which were transferred to us in the Separation. Viavi’s debt and related interest expense were not attributed or allocated to us for the periods presented since we are not the legal obligor of the debt and Viavi’s borrowings were not directly attributable to us. Certain intercompany transactions between us and Viavi were considered to be effectively settled in the consolidated financial statements at the time the transactions were recorded. The total net effect of the settlement of these intercompany transactions is reflected in our consolidated statements of cash flows as a financing activity and on the consolidated balance sheets as Viavi net investment.
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

Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, stock-based compensation, retirement and post-retirement plan assumptions, restructuring and accounting for income taxes.

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
Allocations
Prior to Separation, Viavi allocated certain expenses that arise from shared services and infrastructure provided by Viavi to us such as the costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring and stock-based compensation related to Viavi's corporate and shared services employees. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by our business. The allocation methods included revenue, headcount, square footage, actual consumption and usage of services and others.
Stock-Based Compensation
Stock-based compensation is measured at grant date, based on the fair value of the award, and recognized as compensation over the requisite service period. The fair value of time-based restricted units ("RSUs") is based on the closing market price of our common stock on the grant date of the award. For awards granted prior to the Separation, the fair value of time-based RSUs was based on the closing market price of Viavi common stock on the grant date of the award. We estimate the fair value of employee stock purchase plan ("ESPP") shares using the Black-Scholes Merton option-pricing model. These valuation models require the input of highly subjective assumptions, including the award's expected life, the price volatility of the underlying stock and the average volatility of peer companies.
We estimate the expected forfeiture rate and recognize only expense for those shares expected to vest. When estimating forfeitures, we consider historical forfeiture experiences as well as our expectation about future terminations and workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period, except for performance stock units which are amortized on a graded vesting method.
Goodwill
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
Income Taxes
Prior to the Separation, our operations in the United States were transacted within the same Viavi U.S. legal entities as the other Viavi businesses which have filed U.S. and state income tax returns on that basis. Accordingly, we were not able to retain many of the tax attributes attributable to our business as a matter of U.S. tax law. Therefore, we have not reflected on the balance sheet deferred tax assets and the corresponding valuation allowance related to certain federal net operating losses and credits generated before the Separation.
In accordance with the authoritative guidance on accounting for income taxes, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law, and the effects of future changes in tax laws or rates are not anticipated.

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
The authoritative guidance on accounting for uncertainty in income taxes clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes the recognition threshold and measurement attributes for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on recognition, classification, and disclosure of tax positions. We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities based on our estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary.
The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.
Restructuring Accrual
Costs associated with restructuring activities are recognized when they are incurred. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. We recognize a liability for post-employment benefits for workforce reductions related to restructuring activities when payment is probable and the amount is reasonably estimable. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. In addition to the restructuring plans directly attributable to us, a portion of restructuring and related charges related to corporate and shared services employees was allocated by Viavi to us. Refer to "Note 3. Related Party Transactions" and "Note 11. Restructuring and Related Charges" in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
Refer to "Note 2. Recently Issued Accounting Pronouncements" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Segment net revenue:
OpComms	84.3%	82.9%	85.0%
Lasers	15.7	17.1	15.0
Net revenue	100.0	100.0	100.0
Cost of sales	68.5	68.3	67.5
Amortization of acquired technologies	0.8	0.9	1.1
Gross profit	30.7	30.8	31.4
Operating expenses:
Research and development	15.6	16.8	16.5
Selling, general and administrative	13.0	15.4	13.2
Restructuring and related charges	0.8	1.4	0.6
Total operating expenses	29.4	33.6	30.3
Income (loss) from operations	1.3	(2.8)	1.1
Unrealized gain (loss) on derivative liabilities	(0.1)	—	—
Interest and other income (expense), net	(0.1)	(0.1)	0.1
Income (loss) before income taxes	1.1	(2.9)	1.2
Provision for (benefit from) income tax	0.1	(2.5)	(0.1)
Net income (loss)	1.0%	(0.4)%	1.3%
Financial Data for Fiscal 2016, 2015 and 2014
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	2016	2015	Change	Percentage Change	2015	2014	Change	Percentage Change
Segment net revenue:
OpComms	$761.3	$694.1	$67.2	9.7%	$694.1	$695.1	$(1.0)	(0.1)%
Lasers	141.7	143.0	(1.3)	(0.9)	143.0	122.8	20.2	16.4
Net revenue	$903.0	$837.1	$65.9	7.9%	$837.1	$817.9	$19.2	2.3%

Gross profit	$277.3	$257.9	$19.4	7.5%	$257.9	$256.6	$1.3	0.5%
Gross margin	30.7%	30.8%			30.8%	31.4%

Research and development	141.1	140.8	0.3	0.2%	140.8	134.9	5.9	4.4%
Percentage of net revenue	15.6%	16.8%			16.8%	16.5%

Selling, general and administrative	117.3	128.9	(11.6)	(9.0)%	128.9	108.2	20.7	19.1%
Percentage of net revenue	13.0%	15.4%			15.4%	13.2%

Restructuring and related charges	7.4	11.6	(4.2)	(36.2)%	11.6	4.8	6.8	141.7%
Percentage of net revenue	0.8%	1.4%			1.4%	0.6%

Net Revenue
Net revenue increased by $65.9 million, or 7.9%, during fiscal 2016 compared to fiscal 2015. This increase was primarily due to an increase in net revenue from our OpComms segment. OpComms net revenue increased $67.2 million, or 9.7%, during fiscal 2016 compared to fiscal 2015 driven by increases from Telecom and 100G Datacom products. Lasers net revenue decreased $1.3 million, or 0.9%, in fiscal 2016 compared to fiscal 2015.
Net revenue increased by $19.2 million, or 2.3%, during fiscal 2015 compared to fiscal 2014. This increase was primarily due to an increase in net revenue from our Lasers segment. OpComms net revenue decreased $1.0 million, or 0.1%, during fiscal 2015 compared to fiscal 2014. This was driven by $40.9 million of net revenue decreases from products addressing the Consumer and Industrial market, primarily due to lower demand from a key customer for 3D sensing products in 2015 compared to 2014 when this customer launched its next generation gaming console. This decrease was almost entirely offset by $39.9 million of net revenue increases driven by increased sales of new products for the Datacom market and higher demand for our Telecom products. Lasers net revenue increased $20.2 million, or 16.4%, in fiscal 2015 compared to fiscal 2014. This increase was primarily driven by increased revenue from our next generation products, coupled with incremental net revenue from our acquisition of Time-Bandwidth in the third quarter of fiscal 2014. This was partially offset by decreased revenue from lower demand for other Laser products.

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and EMEA. Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, however, the location of the end customers may differ. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% or more of our total net revenue (in millions, except for percentages):

	Years Ended
	July 2, 2016		June 27, 2015		June 28, 2014
Net revenue:
Americas:
United States	$162.3	18.0%	$162.4	19.4%	$177.5	21.7%
Mexico	112.9	12.5	112.7	13.5	111.3	13.6
Other Americas	19.6	2.2	31.1	3.6	30.3	3.7
Total Americas	$294.8	32.7%	$306.2	36.5%	$319.1	39.0%

Asia-Pacific:
Hong Kong	$214.0	23.7%	$120.4	14.4%	$128.7	15.8%
Japan	92.9	10.3	106.6	12.7	97.6	11.9
Other Asia-Pacific	177.8	19.6	174.4	20.9	138.6	16.9
Total Asia-Pacific	$484.7	53.6%	$401.4	48.0%	$364.9	44.6%

EMEA	$123.5	13.7%	$129.5	15.5%	$133.9	16.4%

Total net revenue	$903.0		$837.1		$817.9
During fiscal 2016, 2015 and 2014, net revenue from customers outside the United States, based on customer shipping location, represented 82%, 81% and 78% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for fiscal 2016, 2015 and 2014 (in millions, except for percentages):

	Gross Profit			Gross Margin
	2016	2015	2014	2016	2015	2014
OpComms	$236.3	$204.8	$212.3	31.0%	29.5%	30.5%
Lasers	61.4	67.4	59.8	43.3%	47.1%	48.7%
Segment total	$297.7	$272.2	$272.1	33.0%	32.5%	33.3%
Unallocated corporate items (1)	(20.4)	(14.3)	(15.5)
Total	$277.3	$257.9	$256.6	30.7%	30.8%	31.4%
(1) The unallocated corporate items for the years presented include the effects of amortization of acquired developed technology intangible assets, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin in fiscal 2016 was relatively flat compared to fiscal 2015. Lower Lasers gross margins was offset by an increase in OpComms gross margins.
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

Segment Gross Margin
OpComms
OpComms gross margin in fiscal 2016 increased 1.5 percentage points to 31.0% from 29.5% in fiscal 2015. This increase was primarily due to higher revenue volume and cost reductions, partially offset by an inventory write-off related to our 3-D sensing product.
OpComms gross margin in fiscal 2015 decreased 1.0 percentage points to 29.5% from 30.5% in fiscal 2014. This decrease was primarily due to low gross margin products comprising a larger portion of our overall product mix.
Lasers
Lasers gross margin in fiscal 2016 decreased 3.8 percentage points to 43.3% from 47.1% in fiscal 2015. This decrease was primarily due to lower revenue volume and higher warranty cost due to a component quality issue on our fiber laser product.
Lasers gross margin in fiscal 2015 decreased 1.6 percentage points to 47.1% from 48.7% in fiscal 2014. This decrease was primarily due to low gross margin products comprising a larger portion of our overall product mix in the Lasers market.
Research and Development
R&D expense increased $0.3 million, or 0.2%, in fiscal 2016 compared to fiscal 2015. The increase in R&D expense was primarily due to increased investment in new R&D programs, one additional week of spend in fiscal 2016, and increased employee compensation expense. This was partially offset by higher R&D credits and a decrease in employee-related costs resulting from the closure of the Serangoon office in Singapore.
R&D expense increased $5.9 million, or 4.4%, in fiscal 2015 compared to fiscal 2014 as we increased our investment in new R&D programs in order to develop new technologies and products, and our employee compensation expense increased by $5.8 million primarily for additional headcount to support our various R&D programs.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.

Selling, General and Administrative
SG&A expense decreased $11.6 million, or 9.0%, in fiscal 2016 compared to fiscal 2015. Our fiscal 2015 SG&A expense included allocated expenses from Viavi and therefore was higher as compared to fiscal 2016 which was entirely on a stand-alone basis. This is partially offset by higher labor and benefits costs resulting from an additional week in fiscal 2016.
SG&A expense increased $20.7 million, or 19.1%, in fiscal 2015 compared to fiscal 2014. This increase was primarily driven by a $19.0 million increase in corporate allocations by Viavi primarily related to pre-Separation costs for advisory services.
We intend to continue to focus on managing our SG&A expense as a percentage of net revenue. However, we may experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges
We have reduced costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions. We estimate annualized cost savings of $15.2 million excluding any one-time charge as a result of the restructuring activities below. Refer to "Note 11. Restructuring and Related Charges" in the Notes to Consolidated Financial Statements.
As of July 2, 2016, our total restructuring accrual was $5.7 million.
During fiscal 2016, we recorded $7.7 million in restructuring and related charges.

•
During the fourth quarter of fiscal 2016, management approved a plan to optimize operations and gain efficiencies throughout the organization. As a result, a restructuring charge of $0.7 million was recorded for severance and employee benefits during fiscal 2016. In total 18 employees in manufacturing, R&D and SG&A functions located around the world were terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of fiscal 2017.

•
We also incurred restructuring and related charges of $7.0 million from restructuring plans approved prior to fiscal 2016 primarily related to manufacturing transfer costs for transfer of certain production processes into existing sites in the United States or to contract manufacturers.

As of June 27, 2015, our total restructuring accrual was $6.0 million.

•
During the second and fourth quarters of fiscal 2015, management approved restructuring plans to optimize operations and gain efficiencies by closing our Bloomfield, Connecticut site and consolidating roles and responsibilities across functions in connection with the Separation. As a result, a restructuring charge of $5.1 million was recorded for severance and employee benefits during fiscal 2015. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2017.

•
During the first quarter of fiscal 2015, management approved a plan to optimize operations and gain efficiencies by closing the Robbinsville, New Jersey site and consolidating roles and responsibilities across North America. As a result, a restructuring charge of $1.5 million was recorded for severance and employee benefits during fiscal 2015. In total approximately 30 employees in manufacturing, R&D and SG&A functions located in North America were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2017

•
The accompanying audited annual consolidated statements of operations include allocated cost of $5.0 million for restructuring and related charges related to Viavi's corporate and shared services employees.

Interest and Other Income (Expense), Net
Interest and other income (expense), net is comprised substantially of gains and losses associated with the re-measurement of non-functional currency denominated monetary assets and liabilities, as well as other transactions outside of the normal course of business. Fiscal 2015 also included an allocation from Viavi of gains and losses on the foreign currency forward contracts utilized in Viavi's balance sheet hedging program.
Interest and other income (expense), net was $(1.2) million in fiscal 2016 as compared to $(1.1) million in fiscal 2015. The $0.1 million change was primarily due higher foreign exchange losses, offset by a decrease in interest expense in fiscal 2016.
Interest and other income (expense), net was $(1.1) million in fiscal 2015 as compared to $1.1 million in fiscal 2014. The $2.2 million change was primarily due to a foreign exchange loss of $0.3 million in fiscal 2015 compared to a foreign exchange gain of $1.6 million in fiscal 2014, both of which include the offsetting impact allocated to us from Viavi's balance sheet hedging program.
Provision for (Benefit from) Income Taxes (in millions)

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Provision for (benefit from) income taxes	$0.4	$(21.1)	$(0.9)
We recorded a provision (benefit) for income taxes of $0.4 million, $(21.1) million and $(0.9) million in fiscal 2016, 2015 and 2014, respectively. Our effective tax rate in fiscal 2016 was lower than the U.S. statutory federal income tax rate of 35%, primarily attributable to the difference in foreign tax rates, utilization of U.S. tax attributes that were subject to a full valuation allowances, and the benefit of foreign tax incentives.
As of July 2, 2016, we had net deferred tax assets of $31.6 million which was mainly comprised of foreign net operating loss and credit carryovers in profitable jurisdictions. Our federal and state deferred tax assets are subject to a full valuation allowance to reflect uncertainties about whether we will be able to utilize the deferred tax assets before they expire.
While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable.
For further discussion of our income tax provision, see "Note 12. Income Taxes" in the Notes to Consolidated Financial Statements.
Contractual Obligations
The following table summarizes our contractual obligations at July 2, 2016, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$2.3	$—	$0.6	$0.5	$1.2
Purchase obligations (1)	117.5	112.8	4.7	—	—
Operating lease obligations (1)	24.6	6.7	9.5	4.5	3.9
Pension and post-retirement benefit payments (2)	3.5	—	—	0.2	3.3
Total	$147.9	$119.5	$14.8	$5.2	$8.4
(1) Refer to "Note 15. Commitments and Contingencies" in the Notes to Consolidated Financial Statements.
(2) Refer to "Note 14. Employee Benefit Plans" in the Notes to Consolidated Financial Statements.

As of July 2, 2016, other current liabilities and other non-current liabilities on the consolidated balance sheet include $0.3 million and $0.2 million, respectively, for restructuring and related activities in connection with our operating lease obligations disclosed above.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
As of July 2, 2016, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.
The table above does not include potential redemption of our redeemable convertible preferred stock with a $35.8 million face value, plus any accrued and unpaid interest, as there is no set maturity date. If the holder of our redeemable convertible preferred stock does not execute its conversion option, or if it is unable to do so before the third anniversary of the date of issuance, we may choose to redeem the preferred stock for $35.8 million. In addition, on the fifth anniversary date of the issuance, the holder of our redeemable convertible preferred stock may elect to redeem the preferred stock for $35.8 million.
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
On January 27, 2014, Viavi completed the acquisition of Time-Bandwidth, a privately-held provider of high powered and ultrafast lasers for industrial and scientific markets. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally. Viavi acquired all outstanding shares of Time-Bandwidth for a total purchase price of $15.0 million in cash, including a holdback amount of $2.3 million which had been withheld to satisfy potential indemnification claims by Viavi in relation to the Time-Bandwidth acquisition. During the first quarter of fiscal 2016, we released the holdback amount of $2.3 million.
Please refer to "Note 6. Mergers and Acquisitions" in the Notes to Consolidated Financial Statements.
Pension Benefits
  As a result of acquiring Time-Bandwidth in January 2014, we have a pension plan for certain employees in Switzerland. This plan is open to new participants and additional service costs are being accrued. The Switzerland plan is partially funded. As of July 2, 2016, our pension plan was under funded by $3.5 million since the projected benefit obligation ("PBO") exceeded the fair value of the plan assets.
We expect to contribute $0.4 million to the Switzerland plan during fiscal 2017.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of $0.7 million based upon data as of July 2, 2016.

Financial Condition
Liquidity and Capital Resources
As of July 2, 2016 and June 27, 2015, our cash and cash equivalents of $157.1 million and $14.5 million, respectively, were held predominantly in the United States, Cayman Islands, Canada, China and Japan. Although the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as dividends that may be declared, future stock repurchase programs or acquisitions. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.

Fiscal 2016
As of July 2, 2016, our consolidated balance of cash and cash equivalents and short-term investments was $157.1 million, an increase of $142.3 million, or 961.5%, as compared to $14.8 million as of June 27, 2015.
Cash provided by operating activities was $86.6 million, primarily resulting from $9.3 million of net income, which included $80.7 million of non-cash items such as depreciation, stock-based compensation, derivative liability, amortization of intangibles and disposal of property, plant and equipment, offset by changes in operating assets and liabilities of $3.4 million. Changes in our operating assets and liabilities related primarily to an increase in accounts payable of $28.9 million, an increase in accounts receivable of $21.8 million, an increase in prepayments, other current and non-currents assets of $12.7 million, an increase in accrued payroll and related expenses of $9.2 million, a decrease in deferred taxes, net of $1.7 million, a decrease in income taxes payable of $1.7 million, an increase in inventories of $3.1 million and a decrease in accrued expenses and other current and non-current liabilities of $0.5 million.
Cash used in investing activities included $82.0 million, of cash used for capital expenditures, primarily to expand our manufacturing capacity.
Cash provided by financing activities was $136.4 million resulting primarily from net transfers from Viavi of $134.2 million at the Separation date.
Fiscal 2015
As of June 27, 2015, our consolidated balance of cash and cash equivalents and short-term investments was $14.8 million, a decrease of $5.4 million, or 26.7%, as compared to $20.2 million as of June 28, 2014.

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
Fiscal 2014

As of June 28, 2014, our consolidated balance of cash and cash equivalents and short-term investments was $20.2 million, an increase of $12.1 million, or $149.4%, as compared to $8.1 million as of June 29, 2013.

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

Cash used in investing activities was $76.9 million, primarily resulting from cash used for capital expenditures of $64.2 million, including the purchase of a wafer fabrication facility in California that we previously leased, and $12.8 million for the acquisition of Time-Bandwidth.
Cash provided by financing activities was $26.2 million resulting from net transfers of cash from Viavi.

Liquidity and Capital Resources Requirement
Our primary liquidity and capital spending requirements over at least the next 12 months will be the funding of our operating activities and capital expenditures. We believe that our cash and cash equivalents as of July 2, 2016, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies which is mainly due to cash held in banks. As of July 2, 2016, our foreign denominated cash was principally in the following currencies: Japanese Yen, Chinese Yuan and Canadian Dollar. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, for the fiscal year ended July 2, 2016 and June 27, 2015, we recorded unrealized gain (loss) of $(0.9) million and $(0.3) million, respectively, in the interest and other income (expense), net in the Consolidated Statements of Operations included in this Annual Report. If the exchange rate between the U.S. Dollar and Japanese Yen, Chinese Yuan and Canadian Dollar had increased or decreased by 10%, our local currency expenses would have increased or decreased by $0.7 million during the fiscal year ended July 2, 2016.

Equity Price Risk
We are exposed to equity price risk related to the conversion option embedded in our Series A preferred stock. Our Series A Preferred Stock is convertible, at the option of the holder, into shares of our common stock commencing on the second anniversary of the closing of the securities purchase (absent a change of control of us or similar event) using a conversion price of $24.63. This conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. On a quarterly basis, the derivative liability is marked to market based on the fair value of the conversion feature, with the resulting income or loss recorded as unrealized loss on derivative liability on our consolidated statements of operations. The determination of fair value includes various inputs, including volatility and interest rate assumptions (see Note 9. Derivative Liability). However, the change in the fair value of our common stock has the largest impact to the fair value of the derivative. Based on a hypothetical $10.00 per share increase in the fair value of our common stock, our net income would be reduced by approximately $13 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lumentum Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(1) present fairly, in all material respects, the financial position of Lumentum Holdings Inc. at July 2, 2016 and June 27, 2015, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(2) present fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
September 2, 2016

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Net revenue	$903.0	$837.1	$817.9
Cost of sales	618.9	571.6	552.3
Amortization of acquired technologies	6.8	7.6	9.0
Gross profit	277.3	257.9	256.6
Operating expenses:
Research and development	141.1	140.8	134.9
Selling, general and administrative	117.3	128.9	108.2
Restructuring and related charges	7.4	11.6	4.8
Total operating expenses	265.8	281.3	247.9
Income (loss) from operations	11.5	(23.4)	8.7
Unrealized loss on derivative liabilities	(0.6)	—	—
Interest and other income (expense), net	(1.2)	(1.1)	1.1
Income (loss) before income taxes	9.7	(24.5)	9.8
Provision for (benefit from) income tax	0.4	(21.1)	(0.9)
Net income (loss)	$9.3	$(3.4)	$10.7
Cumulative dividends on Series A Preferred Stock	(0.8)	—	—
Accretion of Series A Preferred Stock	(11.7)	—	—
Net income (loss) attributable to common stockholders	$(3.2)	$(3.4)	$10.7

Net income (loss) per share attributable to common stockholders (a)
Basic	$(0.05)	$(0.06)	$0.18
Diluted	$(0.05)	$(0.06)	$0.18
Shares used in per share calculation attributable to common stockholders (a)
Basic	59.1	58.8	58.8
Diluted	59.1	58.8	58.8

(a)
On August 1, 2015, JDS Uniphase Corporation (“JDSU”) distributed 47.1 million shares, or 80.1% of the outstanding shares of common stock of Lumentum Holdings Inc. (“Lumentum”) to existing holders of JDSU common stock. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net income (loss) per share for all periods through June 27, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015. Refer to "Note 4. Earnings Per Share" in the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Net income (loss)	$9.3	$(3.4)	$10.7
Other comprehensive loss:
Net change in cumulative translation adjustment	(2.0)	(9.3)	(1.6)
Net change in defined benefit obligation, net of tax
Unrealized actuarial losses arising during the period	(1.1)	(0.9)	(0.3)
Net change in accumulated other comprehensive income (loss)	(3.1)	(10.2)	(1.9)
Comprehensive income (loss)	$6.2	$(13.6)	$8.8

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	July 2, 2016	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$157.1	$14.5
Accounts receivable, net	170.5	150.5
Inventories	100.6	99.7
Prepayments and other current assets	61.3	46.1
Total current assets	489.5	310.8
Property, plant and equipment, net	183.4	143.2
Goodwill and intangibles, net	19.9	27.4
Deferred income taxes	31.9	30.3
Other non-current assets	1.6	0.9
Total assets	726.3	512.6
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND EQUITY
Current liabilities:
Accounts payable	118.3	77.9
Accrued payroll and related expenses	26.5	17.7
Income taxes payable	1.9	3.7
Accrued expenses	14.9	11.5
Other current liabilities	12.1	11.4
Total current liabilities	173.7	122.2
Derivative liabilities	10.3	—
Other non-current liabilities	9.1	9.8
Total liabilities	193.1	132.0
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A preferred stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of July 2, 2016, and no shares issued and outstanding as of June 27, 2015	35.8	—
Total redeemable convertible preferred stock	35.8	—
Stockholders’ equity:
Viavi net investment	—	368.1
Common stock, $0.001 par value, 990,000,000 authorized shares, 59,580,596 shares issued and outstanding as of July 2, 2016, and no shares issued and outstanding as of June 27, 2015	0.1	—
Additional Paid-in Capital	467.7	—
Retained earnings	20.2	—
Accumulated other comprehensive income	9.4	12.5
Total stockholders’ equity	497.4	380.6
Total liabilities and stockholders’ equity	$726.3	$512.6

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
OPERATING ACTIVITIES:
Net income (loss)	$9.3	$(3.4)	$10.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	47.4	43.0	35.5
Stock-based compensation	24.9	18.2	18.5
Unrealized loss on derivative liability	0.6	—	—
Amortization of acquired technologies and other intangibles	7.2	8.0	9.3
Disposal of property, plant and equipment	0.6	(1.2)	0.1
Other non-cash (income) expenses	—	(0.9)	(1.5)
Changes in operating assets and liabilities:
Accounts receivable	(21.8)	(17.8)	(15.1)
Inventories	(3.1)	(6.2)	(13.5)
Prepayments and other current and non-currents assets	(12.7)	(14.5)	3.5
Deferred taxes, net	(1.7)	1.9	(2.5)
Accounts payable	28.9	1.0	18.7
Accrued payroll and related expenses	9.2	(1.0)	0.6
Income taxes payable	(1.7)	(10.8)	(0.5)
Accrued expenses and other current and non-current liabilities	(0.5)	(6.9)	(1.0)
Net cash provided by operating activities	86.6	9.4	62.8
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(82.0)	(53.7)	(64.2)
Acquisition of businesses, net of cash acquired	—	—	(12.8)
Proceeds from the sales of property and equipment	—	0.2	0.1
Net cash used in investing activities	(82.0)	(53.5)	(76.9)
FINANCING ACTIVITIES:
Net transfers from (to) Viavi	134.2	40.6	26.2
Payment of dividends - preferred stock	(0.5)	—	—
Payment of financing obligation related to acquisition	(2.3)	—	—
Issuance of common stock under employee stock plan	3.1	—	—
Proceeds from the exercise of stock options	1.9	—	—
Net cash provided by financing activities	136.4	40.6	26.2
Effect of exchange rates on cash and cash equivalents	1.4	(1.9)	—
Increase (decrease) in cash and cash equivalents	142.6	(5.4)	12.1
Cash and cash equivalents at beginning of period	14.5	19.9	7.8
Cash and cash equivalents at end of period	$157.1	$14.5	$19.9
Non-cash financing activities:
Cumulative dividends on Series A preferred stock	0.8	—	—
Accretion of Series A preferred stock	11.7	—	—
In fiscal year ended July 2, 2016, we paid $2.7 million for income taxes. Non-cash financing and investing activities included $9.7 million related to the beneficial conversion feature for redeemable convertible preferred stock, $2.0 million related to the accretion of the issuance cost of the redeemable convertible preferred stock and $9.0 million related to unpaid property, plant and equipment in accounts payable.

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS EQUITY, AND INVESTED EQUITY
(in millions)

	(in millions)
	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Viavi Net Investment	Total Invested Equity / Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balance as of June 29, 2013							$24.6	$257.2	$281.8
Net income							—	10.7	10.7
Other comprehensive loss							(1.9)	—	(1.9)
Net transfers from Viavi							—	45.0	45.0
Balance as of June 28, 2014							22.7	312.9	335.6
Net loss							—	(3.4)	(3.4)
Other comprehensive loss							(10.2)	—	(10.2)
Net transfers from Viavi							—	58.6	58.6
Balance as of June 27, 2015							12.5	368.1	380.6

Pre-Separation activity:
Net loss								(11.7)	(11.7)
Other comprehensive income							(4.7)		(4.7)
Transfers from Viavi								136.5	136.5
Total pre-Separation activity							(4.7)	124.8	120.1

Post-Separation activity:
Issuance of common stock and reclassification of parent company investment in connection with the Separation	—	—	58.8	0.1	457.0	—	—	(457.1)	—
Issuance of redeemable convertible preferred stock, net of issuance costs of $2.0	—	33.8	—	—	—	—	—	(35.8)	(35.8)
Accretion of equity issuance costs	—	2.0	—	—	(2.0)	—	—	—	(2.0)
Recognition of the bifurcation of the preferred stock's derivative liability component	—	(9.7)	—	—	—	—	—	—	—

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS EQUITY, AND INVESTED EQUITY
(in millions)

Recognition of the redemption value of the convertible preferred stock	—	9.7	—	—	(9.7)	—	—	—	(9.7)
Declared dividend for preferred stock	—	—	—	—	—	(0.8)	—	—	(0.8)
Other comprehensive income	—	—	—	—	—	—	1.6	—	1.6
Release of common stock shares upon vesting of restricted stock units	—	—	0.8	—	—	—	—	—	—
Shares withheld for the withholding on vesting of restricted stock units	—	—	(0.3)	—	(6.8)	—	—	—	(6.8)
Exercise of stock options	—	—	0.1	—	1.9	—	—	—	1.9
ESPP Shares issued	—	—	0.2	—	3.1	—	—	—	3.1
Stock-based compensation	—	—	—	—	24.2	—	—	—	24.2
Net Income	—	—	—	—	—	21.0	—	—	21.0
Total post-Separation activity	—	$35.8	59.6	$0.1	$467.7	$20.2	$1.6	$(492.9)	$(3.3)
Balance as of July 2, 2016	—	$35.8	59.6	$0.1	$467.7	$20.2	$9.4	$—	$497.4
See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum is an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Datacom and Telecom networking and commercial lasers for manufacturing, inspection and life-science applications. We are using our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3-D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be OEMs that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that our NEM customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers.
Basis of Presentation
On July 31, 2015, prior to the Separation, Viavi transferred substantially all of the assets and liabilities and operations of the CCOP segment and WaveReady product lines to Lumentum (the “Separation"). Financial statements for periods prior to the Separation were prepared on a stand-alone basis and were derived from Viavi’s consolidated financial statements and accounting records. The Company prepared consolidated financial statements for the period from June 28, 2015 to August 1, 2015 where expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to, or benefits received by, us. From August 1, 2015 to July 2, 2016, the Company prepared consolidated financial statements as an independent stand-alone basis pursuant to the rules and regulations of the SEC and are in conformity with U.S. GAAP. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated financial statements for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.
On August 1, 2015, Lumentum became an independent publicly-traded company through the distribution by JDS Uniphase ("JDSU") to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business on July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi and at the time of the distribution retained ownership of 19.9% of Lumentum’s outstanding shares. Lumentum was incorporated in Delaware as a wholly owned subsidiary of Viavi on February 10, 2015 and is comprised of the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of Viavi. Lumentum’s Registration Statement on Form 10 was declared effective by the SEC on July 16, 2015. Lumentum’s common stock began trading “regular-way” under the ticker “LITE” on the NASDAQ stock market on August 4, 2015.
The preparation of the consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, stock-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.
See "Note 3. Related Party Transactions" in the Notes to Consolidated Financial Statements regarding the relationships we had with Viavi.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2016 ended on July 2, 2016 and was a 53-week year. Our fiscal 2015 ended on June 27, 2015 and was a 52-week year. Our fiscal 2014 ended on June 28, 2014 and was a 52-week year.
Principles of Consolidation
The consolidated financial statements include certain assets and liabilities that were historically held at the Viavi level which were specifically identifiable or otherwise attributable to us. All intra-company transactions within our business were eliminated. All material transactions between us and other businesses of Viavi prior to Separation were reflected as net transfers to and from Viavi as a component of financing activities in the consolidated statements of cash flows.

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
Accounting Policies
Cash and Cash Equivalents
We consider highly-liquid instruments such as money market funds with original maturities of 90 days or less at the time of purchase to be cash equivalents. As of fiscal year ended July 2, 2016 and June 27, 2015, our cash and cash equivalents do not include money market funds or other investments.
Inventories
Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the valuation on a quarterly basis and write down the value for estimated excess and obsolete inventory based upon estimates of future demand. Our inventories include material, labor, and manufacturing overhead costs.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method generally over the following estimated useful lives of the assets: 10 to 50 years for building and improvements, 3 to 5 years for machinery and equipment, and 2 to 5 years for furniture, fixtures, software and office equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Refer to "Note 10. Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements.
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
Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the consolidated statements of operations. We historically estimated the fair value of a reporting unit using the market approach, which estimates the fair value based on comparable market prices. Significant estimates in the market approach include: identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Pension Benefits
The funded status of our retirement-related benefit plans is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. The funded status of a underfunded benefit plan, of which the fair value of plan assets is less than the benefit obligation, is recognized as a non-current net pension liability in the consolidated balance sheets unless the fair value of plan assets is not sufficient to cover the expected payments to be made over the next year (or operating cycle, if longer) from the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO") which represents the actuarial present value of benefits expected to be paid upon retirement.
Net periodic pension cost (income) ("NPPC") is recorded in the consolidated statements of operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) that arise during the current year are first recognized as a component of accumulated other comprehensive income in the consolidated balances sheets, net of tax. Prior service cost is amortized as a component of NPPC over the average remaining service period of active plan participants starting at the date the plan amendment is adopted. Deferred actuarial (gains) losses are subsequently recognized as a component of NPPC if they exceed the greater of ten percent of PBO or the fair value of plan assets, with the excess amortized over the average remaining service period of active plan participants.
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
Concentration of Credit and Other Risks
Financial instruments that potentially subject our business to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. We perform credit evaluations of our customers' financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history, bad debt write-off experience, and financial review of the customer.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have significant trade receivables concentrated in the telecommunications industry. While our allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses.
During fiscal 2016, 2015 and 2014, several customers generated more than 10% of total net revenue. Refer to "Note 16. Operating Segments and Geographic Information" in the Notes to Consolidated Financial Statements.
As of July 2, 2016, Huawei Technologies Co., Ltd represented greater than 10% of total account receivable, net and as of June 27, 2015, no customers represented greater than 10% of our total accounts receivable, net.
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
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, within the consolidated statements of redeemable convertible preferred stock, stock holders equity, and invested equity. Income and expense accounts are translated at the prior month balance sheet exchange rates, which are deemed to approximate average monthly rate. Gains and losses from re-measurement of monetary assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations as a component of interest and other income (expense), net. Net gains or (losses) resulting from foreign currency transactions, including hedging gains and losses that were previously allocated to us by Viavi, are reported in interest and other income (expense), net and was $(0.9) million, $(0.3) million and $1.6 million during fiscal 2016, 2015 and 2014, respectively.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Costs
We record costs related to shipping and handling of revenue in cost of sales for all periods presented.
Research and Development ("R&D") Expense
Costs related to R&D, which primarily consists of labor and benefits, supplies, facilities, consulting and outside service fees, are charged to expense as incurred.
Invested Equity
This balance represents the accumulation of our net earnings over time, through the date of the Separation including stock-based compensation recorded, cash transferred to and from Viavi, and net intercompany between us and Viavi.
Stock-Based Compensation
Stock-based compensation is measured at grant date, based on the fair value of the award, and recognized as compensation over the requisite service period. The fair value of time-based restricted units ("RSUs") is based on the closing market price of our common stock on the grant date of the award. For awards granted prior to the Separation, the fair value of time-based RSUs was based on the closing market price of Viavi common stock on the grant date of the award. We estimate the fair value of employee stock purchase plan ("ESPP") shares using the Black-Scholes Merton option-pricing model. These valuation models require the input of highly subjective assumptions, including the award's expected life, the price volatility of the underlying stock and the average volatility of peer companies.
We estimate the expected forfeiture rate and recognize only expense for those shares expected to vest. When estimating forfeitures, we consider historical forfeiture experiences as well as our expectation about future terminations and workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period, except for performance stock units which are amortized on a graded vesting method.
Income Taxes
Prior to the Separation, our operations in the United States were transacted within the same Viavi U.S. legal entities as the other Viavi businesses which have filed U.S. and state income tax returns on that basis. Accordingly, we were not able to retain many of the tax attributes attributable to our business as a matter of U.S. tax law. Therefore, we have not reflected on the balance sheet deferred tax assets and the corresponding valuation allowance related to certain federal net operating losses and credits generated before the Separation.
In accordance with the authoritative guidance on accounting for income taxes, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law, and the effects of future changes in tax laws or rates are not anticipated.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The authoritative guidance on accounting for uncertainty in income taxes clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes the recognition threshold and measurement attributes for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on recognition, classification, and disclosure of tax positions. We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities based on our estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary.
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
In addition to the restructuring plans directly attributable to us, a portion of restructuring and related charges related to corporate and shared services employees was allocated by Viavi to us for restructuring activities prior to the Separation date. Refer to "Note 3. Related Party Transactions" and "Note 11. Restructuring and Related Charges" in the Notes to Consolidated Financial Statements.
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
Asset Retirement Obligations ("ARO")
Our ARO are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, we record period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. We derecognize ARO liabilities when the related obligations are settled. As of July 2, 2016, the consolidated balance sheets included ARO of zero in other current liabilities and $2.3 million in other non-current liabilities. As of June 27, 2015, the consolidated balance sheet included ARO of $0.3 million in other current liabilities and $1.8 million in other non-current liabilities.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial  statements as well as whether to adopt the new guidance early.
In March 2016, FASB issued Accounting Standards Update No. ASU 2016-9, Stock Compensation (“ASU 718”) - Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, that the adoption of this standard will have on its consolidated financial statements or results of operations.
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.
In January 2016, FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10) (“ASU 2016-01”). The new standard provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. We early adopted this guidance effective December 26, 2015 on a prospective basis. No prior periods were retrospectively adjusted. Refer to "Note 12. Income Taxes" in the Notes to Consolidated Financial Statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-04 Compensation-Retirement Benefits, ("ASU 2015-04") to provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This guidance is effective for us in the first quarter of fiscal 2017. Prospective application is required, and early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated financial statements.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new guidance requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard will be effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. We do not expect that the requirement will have an impact on our financial position, results of operations or cash flows.
Note 3. Related Party Transactions
Transactions with Viavi
Agreements with Viavi
On July 31, 2015, the Company entered into a Supply Agreement with Viavi providing that each party will supply certain products at pre-determined prices, and providing Viavi with research and development services at cost plus a specified markup. The Company also agreed to supply office space via a sublease agreement to Viavi. The sublease income and research and development cost reimbursements are each recorded as reduction to operating expenses in the Consolidated Statements of Operations for fiscal year ended July 2, 2016.
The Supply Agreement contains a $15.0 million purchase commitment with Viavi for certain products, and the Company fulfilled the commitment during fiscal year ended July 2, 2016.
During the fiscal year ended July 2, 2016, the Company recognized revenue of $3.3 million from products sold to Viavi. During the fiscal year ended July 2, 2016, the Company recorded $2.3 million in research and development cost reimbursement and $0.7 million in sublease rental income. As of July 2, 2016, the Company had $1.1 million in accounts receivable due from Viavi.
On July 31, 2015, the Company also entered into the following agreements with Viavi:

a)
Contribution Agreement which identified the assets transferred, the liabilities assumed and the contracts assigned and it provided for when and how these transfers, assumptions and assignments would occur.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allocated Costs
From June 28, 2015 to August 1, 2015, the Separation date, the consolidated statements of operations included our direct expenses for cost of sales, research and development, sales and marketing, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Viavi to us. These allocated expenses include costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring and stock-based compensation related to Viavi’s corporate and shared services employees and are included in the table below. These expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services or benefits received by our business. The allocation methods include revenue, headcount, square footage, actual consumption and usage of services and others.
Allocated costs included in the accompanying consolidated statements of operations are as follows (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Research and development	$—	$0.4	$—
Selling, general and administrative	$11.7	$82.5	$63.5
Restructuring and related charges	—	3.9	2.3
Interest and other (income) expenses, net	(0.1)	0.4	(1.3)
Interest expense	0.1	0.7	0.2
Total allocated costs	$11.7	$87.9	$64.7
Other Agreements
We shared and operated under agreements executed by Viavi with third parties, including but not limited to purchasing, manufacturing, and freight agreements; use of facilities owned, leased, and managed by Viavi; and software, technology and other intellectual property agreements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Numerator:
Net income (loss)	$9.3	$(3.4)	$10.7
Less: Cumulative dividends on Series A Preferred Stock	(0.8)	—	—
Less: Accretion of Series A Preferred Stock	(11.7)	—	—
Net income (loss) attributable to common stockholders	(3.2)	(3.4)	10.7
Denominator:
Weighted-average number of common shares outstanding
Basic	59.1	58.8	58.8
Effect of dilutive securities from stock-based benefit plans	—	—	—
Diluted	59.1	58.8	58.8
Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$(0.06)	$0.18
Diluted	$(0.05)	$(0.06)	$0.18
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of the Company's common stock to existing holders of JDSU common stock. The weighted average number of common stock outstanding is calculated as the number of shares of common stock outstanding immediately following the Separation, and the weighted average number of shares outstanding following the Separation through July 2, 2016. Diluted earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Separation. Basic and diluted net income per share for the twelve months ended June 27, 2015 and June 28, 2014 is calculated using the shares of the Company's common stock outstanding on August 1, 2015, as if such shares were outstanding for the entire period.
The dilutive effect of stock-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits or shortfalls recorded to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits or shortfalls collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair value of the Company's common stock can result in a greater dilutive effect from potentially dilutive awards.
The dilutive effect of the redeemable convertible preferred stock is reflected in diluted earnings per share by the application of the if-converted method. The number of shares is increased for the assumed conversion of the instrument. Additionally, cumulative dividends and accretion from measuring the instrument at its redemption value are added back to net income (loss).
For the year ended July 2, 2016, 1.2 million weighted average shares were excluded from the calculation of diluted shares because their inclusion would have been antidilutive.
Note 5. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments and defined benefit obligation.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At July 2, 2016 and June 27, 2015, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Foreign currency translation adjustments	Defined benefit obligation, net of tax (1)	Total
Beginning balance as of June 27, 2015	$13.7	$(1.2)	$12.5
Other comprehensive loss	(2.0)	(1.1)	(3.1)
Ending balance as of July 2, 2016	$11.7	$(2.3)	$9.4
(1) Refer to "Note 14. Employee Benefit Plans" in the Notes to Consolidated Financial Statements on the computation of net periodic cost for pension plans.
Note 6. Mergers and Acquisitions
Time-Bandwidth
On January 27, 2014, we completed the acquisition of Time-Bandwidth, a privately-held company headquartered in Switzerland. Time-Bandwidth is a provider of high-powered and ultrafast lasers for industrial and scientific markets. We acquired all outstanding shares of Time-Bandwidth for a purchase price consideration of $15.0 million in cash, including a holdback amount of $2.3 million which had been withheld to satisfy potential breaches of representations and warranties. During the first quarter of fiscal 2016, and after the Separation from Viavi, we released the holdback amount of $2.3 million following the eighteen-month anniversary of the Time-Bandwidth Closing Date. The payment is classified as a financing activity within the consolidated statements of cash flows for the year ended July 2, 2016.
Time-Bandwidth provides innovative high-powered and ultrafast laser technology that can rapidly and precisely process parts at high volumes during the manufacturing process. Use of ultrafast lasers for micromachining applications is being driven primarily by increasing use of consumer electronics and connected devices globally. Manufacturers are taking advantage of high-power and ultrafast lasers to create quality micro parts for consumer electronics and to process semiconductor chips for consumer devices. Time-Bandwidth's technology complements our current laser portfolio, while enabling Time-Bandwidth to use Lumentum's high volume and low-cost manufacturing model, global sales team and channel relationships. Time-Bandwidth was integrated into our Lasers segment.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Time-Bandwidth's results of operations have been included in our consolidated financial statements subsequent to the date of acquisition.
Note 7. Balance Sheet and Other Details
Accounts receivable allowances
As of July 2, 2016, our accounts receivable allowance was $0.9 million. Our accounts receivable allowance balance as of June 27, 2015 was 1.2 million.
Inventories
The components of inventories were as follows (in millions):

	July 2, 2016	June 27, 2015
Finished goods	$46.1	$60.1
Work in process	25.5	23.4
Raw materials and purchased parts	29.0	16.2
Inventories	$100.6	$99.7

Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	July 2, 2016	June 27, 2015
Prepayments	$33.7	$20.4
Advances to contract manufacturers	10.3	9.5
Due from Viavi, net	2.0
Other current assets	15.3	16.2
Prepayments and other current assets	$61.3	$46.1
Amount due from Viavi, net represents certain obligations to be reimbursed from Viavi pursuant to the Separation and Distribution Agreement and Contribution Agreement.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	July 2, 2016	June 27, 2015
Land	$5.9	$5.9
Buildings and improvement	28.9	28.6
Machinery and equipment	378.5	326.4
Furniture and fixtures and software	32.2	8.0
Leasehold improvements	28.6	20.5
Construction in progress	44.1	26.8
	518.2	416.2
Less: Accumulated depreciation	(334.8)	(273.0)
Property, plant and equipment, net	$183.4	$143.2
During fiscal 2016, 2015 and 2014, we recorded depreciation expense of $47.4 million, $43.0 million and $35.5 million, respectively.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	July 2, 2016	June 27, 2015
Warranty accrual	$2.8	$2.8
Restructuring accrual and related charges	5.5	3.8
Others	3.8	4.8
Other current liabilities	$12.1	$11.4
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	July 2, 2016	June 27, 2015
Asset retirement obligation	$2.3	$1.8
Pension and related accrual	3.5	2.1
Deferred rent	1.6	1.7
Restructuring accrual and related charges	0.2	2.2
Other non-current liabilities	1.5	2.0
Other non-current liabilities	$9.1	$9.8

Interest and other income (expense), net
The components of interest and other income (expense), net were as follows (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Interest expense	$(0.1)	$(0.7)	$(0.2)
Foreign exchange gains (losses), net	$(0.9)	$(0.3)	$1.6
Other income (expense), net	(0.2)	(0.1)	(0.3)
Interest and other income (expense), net	$(1.2)	$(1.1)	$1.1

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Non-Controlling Interest Redeemable Convertible Preferred Stock
On July 31, 2015, our wholly-owned subsidiary, Lumentum Inc., issued 40,000 shares of its Series A Preferred Stock to Viavi. Pursuant to a securities purchase agreement between the Company, Viavi and Amada, 35,805 shares of Series A Preferred Stock were sold by Viavi to Amada in August 2015. The remaining 4,195 shares of the Series A Preferred Stock were canceled. The Series A Preferred Stock is referred to as our Non-Controlling Interest Redeemable Convertible Preferred Stock within these consolidated financial statements.

The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as mezzanine equity in our consolidated balance sheet.  The Series A Preferred Stock is measured at its redemption value.  We recognized a $9.7 million increase in the value of the Series A Preferred Stock during the fiscal year ended July 2, 2016 to accrete to the redemption value of $35.8 million with a reduction to additional paid-in capital. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability.  The derivative liability is measured at fair value each reporting period with the change in fair value recorded in the consolidated statements of operations.

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
Voting Rights

•	The Series A Preferred Stock have no voting rights except as follows:

•	Authorize, approve, or make any change to the powers, preferences, privileges or rights of the Series A Preferred Stock;

•	Authorize or issue any additional shares of Series A Preferred Stock or reduce the number of shares of Series A Preferred Stock; or

•	Create, or hold capital stock in, any subsidiary that is not wholly-owned by the Company.
Dividends
Holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, are entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends are payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015.
The accrued dividend for the fiscal year ended July 2, 2016 is $0.2 million.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 9. Derivative Liability
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. We applied the binomial lattice model to value the embedded derivative using a "with-and-without method," where the value of the Series A Preferred Stock including the embedded derivative, is defined as the "with", and the value of the Series A Preferred Stock excluding the embedded derivative, is defined as the "without". This method estimates the value of the embedded derivative by looking at the difference in the values between the Series A Preferred Stock with the embedded derivative and the value of the Series A Preferred Stock without the embedded derivative. The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative of $0.6 million for the fiscal year ended July 2, 2016 is primarily related to the change in the price of the Company's underlying common stock and is reflected in the consolidated statements of operations as "Unrealized loss on derivative liability".

The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock measured by significant unobservable inputs (Level 3) for the year ended July 2, 2016:

Balance as of (in millions)
July 2, 2016
Balance as of beginning of period	$—
Fair value of the embedded derivative for the Series A Preferred Stock at issuance	9.7
Unrealized loss included in net income	0.6
Balance as of end of period	10.3

July 2, 2016
Stock price	$23.65
Conversion price	$24.63
Expected term (years)	4.11
Expected annual volatility	40.00%
Risk-free rate	0.96%
Expected common dividend yield	—%
Preferred yield	8.84%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill by operating segments during the year ended July 2, 2016 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of June 28, 2014 (1)	$—	$5.9	$5.9
Currency translation	—	(0.3)	(0.3)
Balance as of June 27, 2015	$—	$5.6	$5.6
Currency translation	$—	$(0.2)	$(0.2)
Balance as of July 2, 2016	$—	$5.4	$5.4
(1) Refer to “Note 6. Mergers and Acquisitions” for more information.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2016, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the fiscal year ended July 2, 2016, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technology and Other Intangibles
The following tables present details of our acquired developed technology and other intangibles (in millions):

As of July 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.0	$(88.9)	$14.1
Other	9.4	(9.0)	0.4
Total Intangibles	$112.4	$(97.9)	$14.5

As of June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.2	$(82.2)	$21.0
Other	9.4	(8.6)	0.8
Total Intangibles	$112.6	$(90.8)	$21.8

During fiscal 2016, 2015 and 2014, we recorded $7.2 million, $8.0 million, and $9.3 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of our amortization (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Cost of sales	$6.8	$7.6	$9.0
Operating expense	0.4	0.4	0.3
Total	$7.2	$8.0	$9.3

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the carrying amount of acquired developed technology and other intangibles as of July 2, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2017	$6.7
2018	2.8
2019	2.6
2020	2.4
Thereafter	—
Total amortization	$14.5
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions. As of July 2, 2016 and June 27, 2015, our total restructuring accrual was $5.7 million and $6.0 million, respectively. During fiscal 2016, 2015 and 2014, we recorded $7.7 million, $11.6 million and $4.8 million, respectively, in restructuring and related charges in the consolidated statements of operations. Of the $7.7 million charge recorded during fiscal 2016, $2.1 million related to severance, retention and employee benefits and there were no costs allocated to us by Viavi. Of the$11.6 million charge recorded during fiscal 2015, $3.9 million related to costs allocated to us by Viavi for plans impacting Viavi's corporate and shared services employees. Of the $4.8 million charge recorded during fiscal 2014, $2.3 million related to costs allocated to us by Viavi for plans impacting Viavi's corporate and shared services employees. Our restructuring charges include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the restructuring accrual related to all of our restructuring plans described below as of July 2, 2016, were as follows (in millions):

	Fiscal 2015 Restructuring Plan		Fiscal 2016 Restructuring Plan
	Restructuring Charges	Exit Costs	Restructuring Charges	Other Charges	Total
Liability as of June 27, 2015	$4.9	$1.1	$—	$—	$6.0
Charges	1.4	—	0.7	5.6	7.7
Payments	(1.8)	(0.6)	—	(5.6)	(8.0)
Liability as of July 2, 2016	$4.5	$0.5	$0.7	$—	$5.7
As of July 2, 2016, our restructuring liability includes $5.5 million in short-term other current liabilities and $0.2 million in other non-current liabilities on the consolidated balance sheets.
As of June 27, 2015, our restructuring liability includes $3.8 million in short-term other current liabilities and $2.2 million in other non-current liabilities on the consolidated balance sheets.
Fiscal 2016 Plan

In the fourth quarter of 2016, our management approved and commenced the 2016 Restructuring Program primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2015 Plans
Separation Restructuring Plan
During the second and fourth quarter of fiscal 2015, management approved restructuring plans impacting our OpComms segment to optimize operations and gain efficiencies by closing the Bloomfield, Connecticut site and consolidating roles and responsibilities across functions as we move forward with our Separation plan. As a result, a restructuring charge of $4.6 million was recorded for severance and employee benefits during fiscal 2015. In total approximately 200 employees in manufacturing, R&D and SG&A functions located in North America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2017.
Robbinsville Closure Plan
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
For the fiscal year ended July 2, 2016, we had cash settlements of $0.6 million. The fair value of the remaining contractual obligations, net of sublease income is $0.5 million and $1.1 million, as of July 2, 2016, and June 27, 2015, respectively. As of July 2, 2016 and June 27, 2015, $0.3 million and $0.6 million was included in other current liabilities, and $0.2 million and $0.5 million in other non-current liabilities, respectively, on the consolidated balance sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.
In the third quarter of fiscal 2015, we released $0.9 million of accrued lease exit charges for reusing certain spaces of our Ottawa facility. During fiscal 2015, we recorded $0.7 million benefit in the SG&A charges, plus we had cash settlements of $1.0 million and other non-cash benefits of $0.3 million.

Note 12. Income Taxes
Our income before income taxes consisted of the following (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Domestic	$60.7	$(58.7)	$(0.3)
Foreign	(51.0)	34.2	10.1
Income before income taxes	$9.7	$(24.5)	$9.8

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our income tax (benefit) expense consisted of the following (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Federal:
Current	$1.6	$—	$(0.2)
Deferred	—	—	—
	1.6	—	(0.2)
State:
Current	0.2	0.1	—
Deferred	—	—	—
	0.2	0.1	—
Foreign:
Current	1.2	(20.3)	2.3
Deferred	(2.6)	(0.9)	(3.0)
	(1.4)	(21.2)	(0.7)
Total income tax (benefit) expense	$0.4	$(21.1)	$(0.9)
The Company's effective tax rate differs from the U.S. Federal statutory income tax rate as follows (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Income tax (benefit) expense computed at federal statutory rate	$3.4	$(8.6)	$3.4
State taxes, net of federal benefit	0.1	—	—
Foreign rate differential	21.3	0.2	—
Change in Valuation allowance	(29.4)	(2.2)	(2.4)
Reversal of previously accrued taxes	—	(21.8)	(0.3)
Research and experimentation benefits and other tax credits	(4.4)	(3.1)	(4.4)
Permanent items	0.7	(0.7)	1.9
Stock-Based Compensation	4.3	1.2	—
SubpartF	4.0	12.7	—
Unrecognized tax benefits	—	1.0	0.9
Other	0.4	0.2	—
Total income tax (benefit) expense	$0.4	$(21.1)	$(0.9)

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Gross deferred tax assets:
Intangibles	$230.2	$—	$—
Tax credit carryforwards	43.8	41.6	33.8
Net operating loss carryforwards	16.1	61.0	91.4
Inventories	10.9	7.7	6.7
Accruals and reserves	9.9	4.1	4.2
Fixed assets	11.1	21.7	24.2
Capital loss carryforwards	11.9	12.4	14.3
Unclaimed research and experimental development expenditure	19.5	16.7	15.5
Other	0.6	5.4	7.0
Acquisition-related items	—	29.4	32.6
Gross deferred tax assets	354.0	200.0	229.7
Valuation allowance	(321.4)	(160.0)	(184.6)
Deferred tax assets	32.6	40.0	45.1
Gross deferred tax liabilities:
Acquisition-related items	(1.0)	(6.7)	(9.4)
Undistributed foreign earnings	—	(2.6)	(2.4)
Other	—	(1.2)	(0.9)
Deferred tax liabilities	(1.0)	(10.5)	(12.7)
Total net deferred tax assets	$31.6	$29.5	$32.4
Realization of deferred tax assets is dependent on the generation of sufficient future taxable income. Due to the history of losses the Company has generated in the past in certain jurisdictions, the Company believes that it is more likely than not that federal, California and certain international deferred tax assets will not be realized as of July 2, 2016. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets.
The valuation allowance increased by $161.4 million in fiscal 2016, and decreased by $24.6 million in fiscal 2015. The increase in the valuation allowance during fiscal 2016 was primarily related to the increased tax basis for $704.4 million US federal intangible assets resulting from a taxable separation transaction from Viavi, and partially offset by the usage of net operating loss. The decrease during fiscal 2015 was primarily related to the decrease in the deferred tax assets as a result of the use and expiration of foreign net operating losses.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. In the event the Company determines that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance will be established against deferred tax assets in the period in which the Company makes such determination. The need to establish a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate. To the extent the Company is in the process of evaluating its international operational footprint, it is reasonably possible that any such adjustment would materially change in the next 12 months.
As of July 2, 2016, the Company had federal, state, and foreign tax net operating loss carryforwards of $8.2 million, $3.3 million, and $48.5 million, respectively. These carryforwards begin to expire in the fiscal years ending 2022, 2036 and 2025, respectively.
The U.S. net operating loss carryforwards are subject to Internal Revenue Code Section 382 which imposes limitations on annual utilization after a change of ownership.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the Company has federal, state, and foreign research and other tax credit carryforwards of $2.7 million, $2 million, and $42.2 million, respectively. A portion of the federal credits will begin to expire in the fiscal year ending 2036 and California credits can be carried forward indefinitely. The foreign tax credits will begin to expire in the fiscal year ending 2020.
U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $0.6 million of undistributed earnings for certain foreign subsidiaries. We intend to reinvest these earnings indefinitely outside of the United States. We estimate that an additional $0.1 million of U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the United States.
In addition, the Company is in the process of evaluating its international operational footprint, which could result in future changes to the Company’s legal entity structure and operating model. A wholly-owned foreign subsidiary of the Company acquired certain rights to sell the existing products and also those products to be developed or licensed in the future and will also share in the research and development cost. The existing rights were transferred to its wholly-owned foreign subsidiary prior to the Separation. As a result of these changes, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its foreign operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U. S. federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the U. S. federal statutory rate.
A reconciliation of unrecognized tax benefits between June 28, 2014 and July 2, 2016 is as follows (in millions):

Balance at June 28, 2014	21.9
Reductions based on the tax positions related to the prior year	(21.8)
Additions based on tax positions related to current year	0.1
Balance at June 27, 2015	$0.2
Reductions based on the tax positions related to the prior year	$(0.1)
Additions based on tax positions related to current year	$2.1
Balance at July 2, 2016	$2.2
Included in the balance of unrecognized tax benefits at July 2, 2016 are $2.1 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. Also included in the balance of unrecognized tax benefits at July 2, 2016 are $0.1 million of tax benefits that, if recognized, would impact the effective tax rate.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 2, 2016 and June 27, 2015 was less than $0.1 million.
The Company files income tax returns in the US federal jurisdiction as well as many US states and foreign jurisdictions.

The Company’s major tax jurisdictions are the U.S. federal government, the state of California, and Canada. The U.S. federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the current fiscal will year remain subject to examination by the California Franchise Tax Board. The Canada corporation income tax returns beginning with the 2009 year remain subject to examination by the Canadian tax authorities.
Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
The Company is subject to the continuous examination of income tax returns by various foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 26, 2015 on a prospective basis. Adoption of this ASU resulted in the reclassification of our net current deferred tax asset of $0.1 million to the net non-current deferred tax asset, and current deferred tax liability of $0.5 million to the non-current deferred tax liability on our Consolidated Balance Sheet as of December 26, 2015.

Note 13. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Stock Option Plans
On June 23, 2015, we adopted, and the board of directors of JDS Uniphase Corporation (“JDSU” and, now, Viavi Solutions Inc.) approved, the 2015 Equity Incentive Plan (the "2015 Plan") under which 8.5 million shares of our Common Stock were authorized for issuance, which was ratified by the Company’s board of directors in August 2015.  In connection with our Separation from JDSU on July 31, 2015, outstanding JDSU equity-based awards held by service providers continuing in service after the Separation were converted into equity-based awards under the 2015 Plan reducing the number of shares remaining available for grant under the 2015 Plan. As of immediately following our Separation from JDSU, 2.1 million shares of our Common Stock were reserved pursuant to outstanding equity-based awards under the 2015 Plan that were converted from JDSU equity-based awards.
As of July 2, 2016, the Company had 2.9 million shares of stock options, performance stock units and restricted stock units issued and outstanding to employees and directors under the 2015 Plan. Performance stock units and restricted stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of the time-based performance stock units or restricted stock units is based on the closing market price of the Company’s common stock on the date of award.
The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. As of July 2, 2016, 5.0 million shares of common stock under the 2015 Plan were available for grant.
Employee Stock Purchase Plan
On June 23, 2015, we adopted, and the board of directors of JDSU approved, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our Common Stock were authorized for issuance, which was ratified by our board of directors in August 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.8 million shares remained available for issuance as of July 2, 2016. The 2015 Purchase Plan provides a 15% discount and a six month look-back period.
Restricted Stock Units
RSUs are granted with the exercise price equal to zero and converted to shares immediately upon vesting. These RSUs have service conditions, performance conditions, or a combination of both and are expected to vest over one to four years. The fair value of the time-based RSUs was based on the closing market price of the common stock on the date of award.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for fiscal 2016, 2015 and 2014 was as follows (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Cost of sales	$6.1	$5.1	$5.6
Research and development	9.0	7.3	7.3
Selling, general and administrative	11.8	14.7	12.9
	26.9	27.1	25.8
Approximately $1.2 million of stock-based compensation was capitalized to inventory as of July 2, 2016. The table above includes allocated stock-based compensation from Viavi of $2.0 million, $8.9 million, and $7.3 million for fiscal 2016, 2015 and 2014, respectively. Refer to "Note 3. Related Party Transactions" in the Notes to Consolidated Financial Statements.
Stock Option and Restricted Stock Units Activity
We granted no stock options during fiscal 2016 and 2015. As of July 2, 2016, the total intrinsic value of options exercised by our employees during the year ended July 2, 2016 was $1.0 million. In connection with these exercises, the tax benefit realized by us was immaterial due to the fact that Lumentum has no material tax benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.
As of July 2, 2016, we have $36.9 million of stock-based compensation cost related to RSUs granted to our employees remain to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.
The following table summarizes our stock options activities in fiscal 2016 (amount in millions except per share amounts):

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Exercise Price	Number of Shares (MSU/PSU)	Number of Shares (RSU)	Weighted-Average Grant Date Fair Value
Outstanding as of June 28, 2014	1.2	$9.97	0.3	2.7	$13.17
Granted	—		0.2	1.6	11.77
Exercised / Vested	(0.4)	8.56	(0.1)	(1.4)	12.99
Canceled	—		(0.1)	(0.4)	14.28
Outstanding as of June 27, 2015	0.8	10.37	0.3	2.5	12.42
Outstanding as of June 27, 2015, as converted	0.5	19.01	0.2	1.5	22.70
Granted	—		—	1.9	20.39
Exercised / Vested	(0.2)	15.21	(0.1)	(0.7)	22.60
Canceled	—		—	(0.2)	21.85
Outstanding as of July 2, 2016	0.3	$17.83	0.1	2.5	21.04

Vested and expected to vest	0.3	$17.83	0.1	2.2	21.02

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes significant ranges of our outstanding and exercisable options as of July 2, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$6.53 - 6.53	27,004	0.6	$6.53	$0.5	27,004	0.6	$6.53	$0.5
10.76 - 10.76	96,971	1.1	10.76	1.2	96,971	1.1	10.76	1.2
18.82 - 45.89	160,562	2.2	24.00	0.6	160,562	2.2	24.00	0.6
	284,537	1.7	17.83	$2.3	284,537	1.7	17.83	$2.3
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on Lumentum's closing stock price of $23.65 as of July 2, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of July 2, 2016 was $0.3 million.
Employee Stock Purchase Plan Activity
The ESPP expense we recorded for the year ended July 2, 2016 was $1.3 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period. During fiscal 2016, 202,479 shares were issued to our employees with the fair market value at the purchase date of $15.46 through the ESPP program.

Note 14. Employee Benefit Plans
Employee 401(k) Plans
The Company sponsors the Lumentum 401(k) Retirement Plan (the “401(k) Plan”, a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $18,000 in calendar year 2016 as set by the Internal Revenue Service.
The Company also makes a matching contribution equal to 100% of employees before-tax contributions up to 3% of their compensation and 50% of employees before-tax contributions to the next 2% of their compensation.  The Company match is contributed on a per-pay-period basis and is based on employees before-tax contributions and compensation each pay period.

Employees are eligible for match contributions after completing 180 days of service.  All matching contributions are made in cash & vest immediately.  We made matching contributions to the 401(k) Plan in the amount of $3.5 million in fiscal 2016. Viavi made matching contributions on our behalf to the 401(k) Plan in the amount of $2.6 million and $2.5 million in fiscal 2015, and 2014, respectively.

Employee Defined Benefit Plans
During the third quarter of fiscal 2014, we assumed a defined benefit plan in connection with the acquisition of Time-Bandwidth. Prior to the third quarter of fiscal 2014, we did not have any significant defined benefit plans. This plan, which covers certain Swiss employees, is open to new participants and additional service costs are being accrued. Benefits are generally based upon age and compensation. As of July 2, 2016, the plan was partially funded. Our policy for partially funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. Future estimated benefit payments are summarized below. No other required contributions to this defined benefit plan are expected in fiscal 2017, but we can, at our discretion, make contributions to the plan.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We account for our obligations under this pension plan in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost principally using actuarial valuations provided by third-party actuaries. The net obligation of $3.5 million as of July 2, 2016 is recorded in our consolidated balance sheets as non-current liabilities and is reflective of the total PBO less the fair value of plan assets.
The change in the benefit obligations and plan assets of the pension and benefits plan were as follows (in millions):

	Pension Benefit Plans
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$6.7	$4.6
Service cost	0.4	0.3
Interest cost	0.1	0.1
Plan participants' contribution	0.4	0.3
Actuarial (gains)/losses	0.9	1.2
Benefits paid	0.1	0.4
Foreign exchange impact	(0.4)	(0.2)
Benefit obligation at end of year	$8.2	$6.7
Change in plan assets:
Fair value of plan assets at beginning of year	$4.6	$3.0
Actual return on plan assets	(0.6)	0.2
Employer contribution	0.4	0.8
Plan participants' contribution	0.4	0.3
Benefits paid	0.1	0.4
Foreign exchange impact	(0.2)	(0.1)
Fair value of plan assets at end of year	$4.7	$4.6
Funded status	$(3.5)	$(2.1)
Accumulated benefit obligation	$6.7	$5.6
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
The following table summarizes the assumptions used to determine net periodic cost and benefit obligation for the pension plan:

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefit Plans
	2016	2015
Assumptions used to determine net periodic cost:
Discount rate	1.1%	2.0%
Expected long-term return on plan assets	3.3%	3.2%
Rate of pension increase	2.3%	2.3%
Assumptions used to determine benefit obligation at end of year:
Discount rate	0.2%	1.1%
Rate of pension increase	2.3%	2.3%
Fair Value Measurement of Plan Assets
The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of July 2, 2016 (in millions, except percentage data).

				Fair value measurement as of July 2, 2016
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	26%	$1.2	25.5%	$—	$1.2
Fixed income	37%	1.7	36.2%	—	1.7
Alternative Investment	19%	0.9	19.1%	—	0.9
Cash	1%	0.1	2.1%	0.1	—
Other	17%	0.8	17.1%	—	0.8
Total Assets		$4.7	100.0%	$0.1	$4.6
The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of June 27, 2015 (in millions, except percentage data).

				Fair value measurement as of June 27, 2015
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	23%	$1.3	28.3%	$—	$1.3
Fixed income	36%	1.6	34.8%	—	1.6
Alternative Investment	22%	0.9	19.6%		0.9
Cash	1%	0.1	2.2%	0.1	—
Other	18%	0.7	15.1%	—	0.7
Total Assets		$4.6	100.0%	$0.1	$4.5
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Benefit Payments
We estimate our expected benefit payments to defined benefit pension plan participants based on the same assumptions used to measure our PBO at year end which includes benefits attributable to estimated future compensation increases. Based on this approach, we expect to make payments of $0.7 million during the five year period between fiscal 2017 and fiscal 2021 and the remaining $2.8 million of payments in fiscal years subsequent to fiscal 2020.

Note 15. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of July 2, 2016 the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2017	$6.7
2018	5.6
2019	3.9
2020	2.8
2021	1.7
Thereafter	3.9
Total minimum operating lease payments	$24.6
Included in the future minimum lease payments table above is $0.5 million related to lease commitments in connection with our restructuring and related activities. Refer to "Note 11. Restructuring and Related Charges" in the Notes to Consolidated Financial Statements.
Rental expense relating to building and equipment was $7.4 million, $9.1 million and $10.0 million in fiscal 2016, 2015 and 2014, respectively.
Purchase Obligations
Purchase obligations of $117.5 million as of July 2, 2016, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
Product Warranties
We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We typically offer a twelve month warranty for most of our products. However, in some instances depending upon the product, product component or application of our products by the end customer, our warranties can vary and generally range from six up to sixty months or 5 years. We estimate the costs of our warranty obligations on an annualized basis based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in our warranty reserve during fiscal 2016 and fiscal 2015 (in millions):

	Years Ended
	July 2, 2016	June 27, 2015
Balance as of beginning of year	$2.8	$2.7
Provision for warranty	2.9	3.5
Utilization of reserve	(2.9)	(3.4)
Balance as of year end	$2.8	$2.8
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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
Note 16. Operating Segments and Geographic Information
Our chief executive officer is our Chief Operating Decision Maker ("CODM"). The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and gross margin.
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. The two operating segments were primarily determined based on how the Chief Operating Decision Mater (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
OpComms
Our OpComms products address the following markets: telecommunications (Telecom), data communications (Datacom) and Consumer and Industrial.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fastest-growing OpComms markets, including reconfigurable optical add/drop multiplexers (“ROADMs”), tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggables. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks.
Our products for 3-D sensing applications include our light source product. Customer solutions containing our 3-D sensing lasers employ our laser technology in mobile, computing, industrial and automotive applications. Emerging 3-D sensing systems simplify the way people interact with technology and were first used in applications for gaming platforms.
Lasers
Our Lasers products serve our customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. Our Lasers products are used in a variety of original equipment manufacturer (“OEM”) applications.
Our Laser products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
Our acquisition of Time-Bandwidth enabled us to provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor, LED, and other types of chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally.
We do not allocate research and development, sales and marketing, or general and administrative expenses to our segments because management does not include the information in its measurement of the performance of the operating segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, stock-based compensation and certain other charges impacting the gross margin of each segment because management does not include this information in its measurement of the performance of the operating segments.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Net revenue:
OpComms	$761.3	$694.1	$695.1
Lasers	141.7	143.0	122.8
Net revenue	$903.0	$837.1	$817.9
Gross profit:
OpComms	236.3	204.8	212.3
Lasers	61.4	67.4	59.8
Total segment gross profit	297.7	272.2	272.1
Unallocated amounts:
Stock-based compensation	(6.1)	(5.1)	(5.6)
Amortization of intangibles	(6.8)	(7.6)	(9.0)
Other charges	(7.5)	(1.6)	(0.9)
Gross profit	$277.3	$257.9	$256.6
The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom and consumer and industrial ("Consumer and Industrial") markets which accounted for more than 10% or more of our total net revenue during the last three fiscal years:

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
OpComms:	84.3%	82.9%	85.0%
Telecom	61.5%	60.6%	60.6%
Datacom	18.1%	17.4%	14.3%
Consumer and Industrial	4.7%	4.9%	10.1%
Lasers	15.7%	17.1%	15.0%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in three geographic regions: Americas, Asia-Pacific, and EMEA (Europe Middle East and Africa). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions, except percentage data):

	Years Ended
	July 2, 2016		June 27, 2015		June 28, 2014
Net revenue:
Americas:
United States	$162.3	18.0%	$162.4	19.4%	$177.5	21.7%
Mexico	112.9	12.5	112.7	13.5	111.3	13.6
Other Americas	19.6	2.2	31.1	3.6	30.3	3.7
Total Americas	$294.8	32.7%	$306.2	36.5%	$319.1	39.0%

Asia-Pacific:
Hong Kong	$214.0	23.7%	$120.4	14.4%	$128.7	15.8%
Japan	92.9	10.3	106.6	12.7	97.6	11.9
Other Asia-Pacific	177.8	19.6	174.4	20.9	138.6	16.9
Total Asia-Pacific	$484.7	53.6%	$401.4	48.0%	$364.9	44.6%

EMEA	$123.5	13.7%	$129.5	15.5%	$133.9	16.4%

Total net revenue	$903.0		$837.1		$817.9
* Represents less than 10% of total net revenue
During fiscal 2016, 2015 and 2014, net revenue from customers outside the United States, based on customer shipping location, represented 82%, 81% and 78% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above.
During fiscal 2016, 2015 and 2014, net revenue generated from a single customer which represented 10% greater of total net revenue is summarized as follows:

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Huawei Technologies. Co. Ltd.	17.1%	*	*
Ciena Corporation	17.1%	14.4%	15.9%
Alphabet Inc. (formerly Google)	*	*	10.3%
Cisco Systems, Inc.	13.0%	11.8%	*
*Represents less than 10% of total net revenue

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	July 2, 2016	June 27, 2015
Property, Plant and Equipment, net
United States	$69.0	$63.0
Canada	21.4	13.5
China	46.6	34.4
Thailand	43.8	29.0
Other Asia-Pacific	0.2	1.2
EMEA	2.4	2.1
Total long-lived assets	$183.4	$143.2

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Quarterly Financial Information (unaudited)
The following table presents our quarterly consolidated statements of operations for fiscal 2016 and 2015 (in millions, except per share data):

	July 2, 2016 (3)	April 2, 2016 (3)	December 26, 2015 (3)	September 26, 2015 (3)	June 27, 2015	March 28, 2015	December 27, 2014	September 27, 2014
Net revenue	241.7	230.4	218.3	212.6	208.9	198.7	210.5	219.0
Cost of sales	160.5	165.9	148.5	144.0	143.4	139.7	141.7	146.8
Amortization of acquired technologies	1.7	1.7	1.7	1.7	1.9	1.9	1.9	1.9
Gross profit	79.5	62.8	68.1	66.9	63.6	57.1	66.9	70.3
Operating expenses:
Research and development	36.4	35.3	35.0	34.4	35.7	35.0	35.1	35.0
Selling, general and administrative	29.5	28.0	25.8	34.0	37.6	31.8	31.2	28.3
Restructuring and related charges	3.5	1.8	1.1	1.0	4.9	1.1	3.8	1.8
Total operating expenses	69.4	65.1	61.9	69.4	78.2	67.9	70.1	65.1
Income (Loss) from operations	10.1	(2.3)	6.2	(2.5)	(14.6)	(10.8)	(3.2)	5.2
Unrealized (gain) loss on derivative liabilities	4.4	(4.8)	(2.4)	2.2	—	—	—	—
Interest and other income (expense), net	(0.1)	(0.4)	(0.5)	(0.2)	(0.3)	(0.4)	(0.1)	(0.3)
Income (loss) before income taxes	14.4	(7.5)	3.3	(0.5)	(14.9)	(11.2)	(3.3)	4.9
(Benefit from) provisions for income taxes (2)	0.1	0.1	0.5	(0.3)	0.9	(23.4)	0.8	0.6
Net income (loss)	14.3	(7.6)	2.8	(0.2)	(15.8)	12.2	(4.1)	4.3
Net income (loss) attributable to common stockholders
Net income (loss) per share attributable to common stockholders(1)
Basic	0.24	(0.13)	0.05	—	(0.27)	0.21	(0.07)	0.07
Diluted	0.23	(0.13)	0.05	—	(0.27)	0.21	(0.07)	0.07
Shares used in per share calculation attributable to common stockholders: (1)
Basic	59.4	59.2	59.0	58.8	58.8	58.8	58.8	58.8
Diluted	61.8	59.2	59.2	58.8	58.8	58.8	58.8	58.8

(1)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of Lumentum common stock to existing holders of JDSU common stock. JDSU was renamed Viavi and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum's outstanding shares. Basic and diluted net income (loss) income per share for all periods through June 27, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015. Refer to "Note 4. Earnings Per Share" in the Notes to Consolidated Financial Statements.

(2)	During the third quarter of fiscal 2015, we recognized a $21.8 million tax benefit upon the settlement of an audit in a non-US jurisdiction.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
During the three months ended July 2, 2016 we corrected an error relating to the understatement of the restructuring expense of $0.2 million, $0.2 million and $0.4 million for the three months ended September 26, 2015, December 26, 2015 and April 2, 2016, respectively, resulting in the overstatement of restructuring expense of $0.8 million for the three months ended July 2, 2016. During the three months ended April 2, 2016, we corrected an error relating to stock-based compensation expense for the three months ended December 26, 2015 in which stock-based compensation expense of $1.0 million was excluded for a specific restricted stock grant, resulting in the overstatement of stock-based compensation expense of $1.0 million for the three months ended April 2, 2016. Additionally during the three months ended April 2, 2016, we corrected an error relating to the overstatement of sales and use tax expense of $0.2 million and $0.3 million for the three months ended September 26, 2015 and December 26, 2015, respectively, resulting in the understatement of sales and use tax expense of $0.5 million for the three months ended April 2, 2016. During the three months ended December 26, 2015, we corrected an error relating to the determination of the accretion amount of Series A preferred stock for the three months ended September 26, 2015 in which the accretion of the discount related to issuance cost of $2.0 million was excluded, resulting in the overstatement of the accretion of Series A preferred stock of $2.0 million for the three months ended December 25, 2015.

As a result, our net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders included in our quarterly report on Form 10-Q ("Form 10-Q") for the three months ended September 26, 2015 was understated by $2.0 million and $0.03 per basic and diluted share, respectively. Our net income attributable to common stockholders and basic and diluted net income per share attributable to common stockholders included in Form 10-Q for the three months ended December 26, 2015 was understated by $0.9 million and $0.02 per basic and diluted share, respectively.  Our net loss attributable to common stockholders included in Form 10-Q for the three months ended April 2, 2016 was understated by $0.1 million, there was no impact to earnings per share, both basic and diluted. Our net income attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the three months ended July 2, 2016 was overstated by $0.8 million and $0.01 per basic and diluted share, respectively.
We assessed the materiality of these errors and determined that the above errors were not material to our unaudited consolidated financial statements as of each of the periods mentioned above.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).
The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in the reports we file or submit under the Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
Our management, including the CEO and CFO, recognizes that our disclosure controls and procedures or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
ITEM 9B.    OTHER INFORMATION
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2016 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required for this Item is set forth in the Proxy Statement and incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required for this Item is set forth in the Proxy Statement and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this Item is set forth in the Proxy Statement and incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is set forth in the Proxy Statement and incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required for this Item is set forth in the Proxy Statement and incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
1. Financial Statements
The financial statements filed as part of this report are listed in the "Index to Financial Statements" under Part II, Item 8 of this report.

Page
Report of Independent Registered Public Accounting Firm	47
Consolidated Statements of Operations—Years Ended July 2, 2016, June 27, 2015, and June 28, 2014	48
Consolidated Statements of Comprehensive (Loss) Income—Years Ended July 2, 2016, June 27, 2015, and June 28, 2014	49
Consolidated Balance Sheets—July 2, 2016 and June 27, 2015	50
Consolidated Statements of Cash Flows—Years Ended July 2, June 27, 2015 and June 28, 2014	51
Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders Equity, and Invested Equity—Years Ended July 2, 2016, June 27, 2015 and June 28, 2014	52
Notes to Consolidated Financial Statements	54

2. Financial Statement Schedules
The following additional financial statement schedules should be considered in conjunction with our consolidated financial statements. All other financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, not applicable, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

LUMENTUM HOLDINGS INC.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended July 2, 2016	$1.2	$0.6	$(0.9)	$—	$0.9

	(in millions)
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
2016
Deferred tax valuation allowance	$160.0	$214.3	$(52.9)	$321.4
2015
Deferred tax valuation allowance	184.6	3.4	(28.0)	160.0
2014
Deferred tax valuation allowance	215.3	1.5	(32.2)	184.6
2013
Deferred tax valuation allowance	255.3	1.5	(41.5)	215.3
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

3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Stockholder's and Registration Rights Agreement	8-K	4.1	8/6/2015
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4*	2015 Equity Incentive Plan	S-8	99.1	7/29/2015
10.5*	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Change in Control and Severance Benefits Plan	8-K	10.5	8/6/2015
10.7*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.8*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.9*	Separation Agreement between Lumentum Operations LLC and Craig Cocchi dated February 4, 2016	8-K	10.1	2/4/2016
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation				X
* Indicates a management contract or compensatory plan or arrangement.

** Furnished herewith.

† The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 2, 2016	LUMENTUM HOLDINGS INC.

/s/ Aaron Tachibana
By:	Aaron Tachibana
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

Signature	Title	Date

/s/ ALAN LOWE	President, Chief Executive Officer and Director	September 2, 2016
Alan Lowe

/s/ AARON TACHIBANA	Chief Financial Officer	September 2, 2016
Aaron Tachibana

/s/ HAROLD COVERT	Director	September 2, 2016
Harold Covert

/s/ PENELOPE HERSCHER	Director	September 2, 2016
Penelope Herscher

/s/ MARTIN KAPLAN	Chairman	September 2, 2016
Martin Kaplan

/s/ BRIAN LILLIE	Director	September 2, 2016
Brian Lillie

/s/ SAMUEL THOMAS	Director	September 2, 2016
Samuel Thomas