Form 10-Q
period 2016-10-01
Lumentum Holdings Inc.
filed 2016-10-27
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
 OR
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 21, 2016, the Registrant had 60,132,313 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	October 1, 2016	September 26, 2015
Net revenue	$258.1	$212.6
Cost of sales	174.7	144.0
Amortization of acquired technologies	1.7	1.7
Gross profit	81.7	66.9
Operating expenses:
Research and development	36.9	34.4
Selling, general and administrative	25.1	34.0
Restructuring and related charges	2.9	1.0
Total operating expenses	64.9	69.4
Income (loss) from operations	16.8	(2.5)
Unrealized gain (loss) on derivative liability	(22.7)	2.2
Interest and other income (expense), net	0.2	(0.2)
Loss before income taxes	(5.7)	(0.5)
Benefit from income tax	(2.3)	(0.3)
Net loss	$(3.4)	$(0.2)
Cumulative dividends on Series A Preferred Stock	(0.2)	(0.1)
Accretion of Series A Preferred Stock	—	(9.7)
Net loss attributable to common stockholders	$(3.6)	$(10.0)

Net loss per share attributable to common stockholders
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)
Shares used in per share calculation attributable to common stockholders
Basic	59.9	58.8
Diluted	59.9	58.8

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	October 1, 2016	September 26, 2015
Net loss	$(3.4)	$(0.2)
Other comprehensive loss:
Net change in cumulative translation adjustment	(0.9)	(5.5)
Net change in accumulated other comprehensive loss	(0.9)	(5.5)
Comprehensive loss	$(4.3)	$(5.7)

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	October 1, 2016	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$166.8	$157.1
Accounts receivable, net	156.5	170.5
Inventories	103.7	100.6
Prepayments and other current assets	62.3	61.3
Total current assets	489.3	489.5
Property, plant and equipment, net	196.0	183.4
Goodwill and intangibles, net	18.1	19.9
Deferred income taxes, net	31.6	31.9
Other non-current assets	2.5	1.6
Total assets	737.5	726.3
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND EQUITY
Current liabilities:
Accounts payable	108.3	118.3
Accrued payroll and related expenses	26.9	26.5
Income taxes payable	0.6	1.9
Accrued expenses	13.3	14.9
Other current liabilities	14.4	12.1
Total current liabilities	163.5	173.7
Derivative liability	33.0	10.3
Other non-current liabilities	9.5	9.1
Total liabilities	206.0	193.1
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A preferred stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of October 1, 2016, and July 2, 2016	35.8	35.8
Total redeemable convertible preferred stock	35.8	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 shares authorized, 60,121,177 and 59,580,596 shares issued and outstanding as of October 1, 2016, and July 2, 2016, respectively	0.1	0.1
Additional paid-in capital	470.5	467.7
Retained earnings	16.6	20.2
Accumulated other comprehensive income	8.5	9.4
Total stockholders’ equity	495.7	497.4
Total liabilities and stockholders' equity	$737.5	$726.3

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	October 1, 2016	September 26, 2015
OPERATING ACTIVITIES:
Net loss	$(3.4)	$(0.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	11.9	11.7
Stock-based compensation	7.7	6.0
Unrealized loss on derivative liability	22.7	(2.2)
Amortization of acquired technologies and other intangibles	1.8	1.8
Disposal of property, plant and equipment	—	0.2
Changes in operating assets and liabilities:
Accounts receivable	14.0	(8.6)
Inventories	(3.0)	(5.4)
Prepayments and other current and non-current assets	(2.2)	(6.4)
Deferred taxes, net	0.2	0.2
Accounts payable	(14.2)	8.3
Accrued payroll and related expenses	0.5	3.6
Income taxes payable	(1.3)
Accrued expenses and other current and non-current liabilities	1.6	1.6
Net cash provided by operating activities	36.3	10.6
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(28.9)	(13.9)
Net cash used in investing activities	(28.9)	(13.9)
FINANCING ACTIVITIES:
Net transfers from (to) Viavi		132.9
Payment of dividends on series A preferred stock	(0.2)	—
Payment of financing obligation related to acquisition	—	(2.3)
Proceeds from the exercise of stock options	2.5	0.1
Net cash provided by financing activities	2.3	130.7
Effect of exchange rates on cash and cash equivalents	—	0.2
Increase in cash and cash equivalents	9.7	127.6
Cash and cash equivalents at beginning of period	157.1	14.5
Cash and cash equivalents at end of period	$166.8	$142.1

In three months ended October 1, 2016, we paid $2.9 million for income taxes. Non-cash financing activities included $9.1 million related to unpaid property, plant and equipment in accounts payable.

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. ("we", "our", "Lumentum" or the "Company") is an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including data communications ("Datacom") and telecommunications ("Telecom") networking and commercial lasers ("commercial lasers") for manufacturing, inspection and life-science applications. We are using our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3-D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers ("OEMs") that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that our network equipment manufacturer ("NEM") customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers.
Basis of Presentation
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase ("JDSU") on February 10, 2015 and is comprised of the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of JDSU.

On July 31, 2015, prior to the Separation (as described below), JDSU transferred substantially all of the assets and liabilities and operations of the CCOP segment and WaveReady product lines to Lumentum. Financial statements for periods prior to the Separation were prepared on a stand-alone basis and were derived from JDSU’s consolidated financial statements and accounting records. The Company prepared consolidated financial statements for the period from June 28, 2015 to August 1, 2015 where expenses were allocated to the Company using estimates that it considers to be a reasonable reflection of the utilization of services provided to, or benefits received by, the Company. Since August 1, 2015, the Company has prepared consolidated financial statements as an independent stand-alone basis pursuant to the rules and regulations of the SEC and are in conformity with U.S. GAAP. In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated financial statements for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

On August 1, 2015, Lumentum became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business on July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi Solutions Inc. ("Viavi") and at the time of the distribution retained ownership of 19.9% of Lumentum’s outstanding shares. Lumentum’s Registration Statement on Form 10 was declared effective by the SEC on July 16, 2015. Lumentum’s common stock began trading “regular-way” under the ticker “LITE” on the NASDAQ stock market on August 4, 2015.
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
See "Note 3. Related Party Transactions" in the Notes to Consolidated Financial Statements regarding the relationships we had with Viavi.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2017 is a 52-week year ending on July 1, 2017. Our fiscal 2016 was a 53-week year ended on July 2, 2016.
Principles of Consolidation
These unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intra-company transactions and balances within our business were eliminated. All material transactions between us and other businesses of Viavi prior to Separation were reflected as net transfers to and from Viavi as a component of financing activities in the consolidated statements of cash flows.
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
Accounting Policies
There have been no material changes in our significant accounting policies during the three months ended October 1, 2016 compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016. The accompanying unaudited interim consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
Note 2. Recently Issued Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal 2019 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.
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
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard is effective for us in our first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.
In January 2016, FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10) (“ASU 2016-01”). The new standard provides guidance for the recognition,

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement, presentation and disclosure of financial instruments. This guidance is effective for us in our first quarter of fiscal 2018, and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-04 Compensation-Retirement Benefits, ("ASU 2015-04") to provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. We adopted this guidance effective first quarter of fiscal 2017 on a prospective basis. No prior periods were retrospectively adjusted. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.
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
Note 3. Related Party Transactions
Transactions with Viavi
During the three months ended October 1, 2016 and September 26, 2015, the Company recognized revenue of $0.6 million and $0.8 million, respectively, from products sold to Viavi. During the three months ended October 1, 2016 and September 26, 2015, the Company recorded $0.4 million and $0.5 million, respectively, in research and development cost reimbursement and $0.2 million and $0.1 million, respectively, in sublease rental income. As of October 1, 2016 and July 2, 2016, the Company had $0.2 million and $1.1 million, respectively, in accounts receivable due from Viavi.
On July 31, 2015, the Company also entered into the following agreements with Viavi:

a)
Contribution Agreement which identified the assets transferred, the liabilities assumed and the contracts assigned and which provided for when and how these transfers, assumptions and assignments would occur.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allocated Costs
From June 28, 2015 to August 1, 2015, the effective date of the Separation, the consolidated statements of operations included the Company's direct expenses for cost of sales, research and development, sales and marketing, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Viavi to the Company. These allocated expenses include costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to the Company include restructuring and stock-based compensation related to Viavi’s corporate and shared services employees and are included in the table below. These expenses were allocated to the Company using estimates that we consider to be a reasonable reflection of the utilization of services or benefits received by our business. The allocation methods include revenue, headcount, square footage, actual consumption and usage of services and others.
There were no allocations of expenses from Viavi for the three months ended October 1, 2016. During the three months ended September 26, 2015, allocated costs from Viavi included in the accompanying consolidated statements of operations were as follows (in millions):

Three Months Ended
September 26, 2015
Research and development	$—
Selling, general and administrative	11.7
Restructuring and related charges	—
Interest and other (income) expenses, net	(0.1)
Interest expense	0.1
Total allocated costs	$11.7
Other Agreements
We share and operate under agreements executed by Viavi with third parties, including but not limited to purchasing, manufacturing, and freight agreements; use of facilities owned, leased, and managed by Viavi; and software, technology and other intellectual property agreements.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended
	October 1, 2016	September 26, 2015
Numerator:
Net income (loss)	$(3.4)	$(0.2)
Less: Cumulative dividends on Series A Preferred Stock	(0.2)	(0.1)
Less: Accretion of Series A Preferred Stock	—	(9.7)
Net income (loss) attributable to common stockholders	(3.6)	(10.0)
Denominator:
Weighted-average number of common shares outstanding
Basic	59.9	58.8
Diluted	59.9	58.8
Net income (loss) per share attributable to common stockholders:
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of the Company's common stock to existing holders of JDSU common stock. The weighted average number of common stock outstanding is calculated as the number of shares of common stock outstanding immediately following the Separation through September 26, 2015, and the weighted average number of shares outstanding following the Separation through October 1, 2016. Diluted earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Separation.
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
For the three months ended October 1, 2016, 2.5 million weighted average shares were excluded from the calculation of diluted shares because their inclusion would have been antidilutive.
Note 5. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments and defined benefit obligation.
As of October 1, 2016 and July 2, 2016, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Foreign currency translation adjustments	Defined benefit obligation, net of tax	Total
Beginning balance as of July 2, 2016	$11.7	$(2.3)	$9.4
Other comprehensive loss	(0.9)	—	(0.9)
Ending balance as of October 1, 2016	$10.8	$(2.3)	8.5

Note 6. Balance Sheet and Other Details
Accounts receivable allowances
As of October 1, 2016 and July 2, 2016, our accounts receivable allowance balance was $1.4 million and $0.9 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	October 1, 2016	July 2, 2016
Finished goods	$45.8	$46.1
Work in process	26.6	25.5
Raw materials and purchased parts	31.3	29.0
Inventories	$103.7	$100.6

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	October 1, 2016	July 2, 2016
Prepayments	$41.2	$33.7
Advances to contract manufacturers	9.6	10.3
Due from (to) Viavi, net	—	2.0
Other current assets	11.5	15.3
Prepayments and other current assets	$62.3	$61.3
Amount due from (to) Viavi, net represents certain obligations to be reimbursed from Viavi, net of payables, pursuant to the Separation and Distribution Agreement and Contribution Agreement.
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	October 1, 2016	July 2, 2016
Land	$5.9	$5.9
Buildings and improvement	29.0	28.9
Machinery and equipment	392.3	378.5
Furniture and fixtures and software	32.3	32.2
Leasehold improvements	28.8	28.6
Construction in progress	54.0	44.1
	542.3	518.2
Less: Accumulated depreciation	(346.3)	(334.8)
Property, plant and equipment, net	$196.0	$183.4
During the three months ended October 1, 2016 and September 26, 2015, we recorded depreciation expense of $11.9 million and $11.7 million, respectively. Our construction in progress includes primarily machinery and equipment that was purchased to increase our manufacturing capacity. We expect to place these assets in service in next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	October 1, 2016	July 2, 2016
Warranty accrual	$5.4	$2.8
Restructuring accrual and related charges	5.1	5.5
Others	3.9	3.8
Other current liabilities	$14.4	$12.1

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	October 1, 2016	July 2, 2016
Asset retirement obligation	$2.3	$2.3
Pension and related accrual	3.5	3.5
Deferred rent	1.5	1.6
Restructuring accrual and related charges	0.2	0.2
Other non-current liabilities	2.0	1.5
Other non-current liabilities	$9.5	$9.1

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Non-Controlling Interest Redeemable Convertible Preferred Stock
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
The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as mezzanine equity in our consolidated balance sheet.  The Series A Preferred Stock is measured at its redemption value.  The Series A Preferred Stock value of $35.8 million has not changed from prior period. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability.  The derivative liability is measured at fair value each reporting period with the change in fair value recorded in the consolidated statements of operations.

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
The accrued dividends as of October 1, 2016 are $0.2 million.

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

Note 8. Derivative Liability

We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. We applied the binomial lattice model to value the embedded derivative using a "with-and-without method," where the value of the Series A Preferred Stock including the embedded derivative, is defined as the "with", and the value of the Series A Preferred Stock excluding the embedded derivative, is defined as the "without". This method estimates the value of the embedded derivative by looking at the difference in the values between the Series A Preferred Stock with the embedded derivative and the value of the Series A Preferred Stock without the embedded derivative. The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative of $(22.7) million for the three months ended October 1, 2016 is primarily related to the change in the price of the Company's underlying common stock and is reflected in the consolidated statements of operations as "Unrealized loss on derivative liability".

The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock measured by significant unobservable inputs (Level 3) for the three months ended October 1, 2016:

Balance as of (in millions)
October 1, 2016
Balance as of beginning of period	$10.3
Unrealized loss included in net loss	22.7
Balance as of end of period	$33.0

October 1, 2016
Stock price	$41.77
Conversion price	$24.63
Expected term (years)	3.86
Expected annual volatility	40.0%
Risk-free rate	1.10%
Expected common dividend yield	—%
Preferred yield	8.23%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill by operating segments during the three months ended October 1, 2016 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 2, 2016	$—	$5.4	$5.4
Currency translation	—	—	—
Balance as of October 1, 2016	$—	$5.4	$5.4
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2016, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three months ended October 1, 2016, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technology and Other Intangibles
The following tables present details of our acquired developed technology and other intangibles (in millions):

As of October 1, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.0	$(90.6)	$12.4
Other	9.4	(9.1)	0.3
Total Intangibles	$112.4	$(99.7)	$12.7

As of July 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.0	$(88.9)	$14.1
Other	9.4	(9.0)	0.4
Total Intangibles	$112.4	$(97.9)	$14.5

During the three months ended October 1, 2016 and September 26, 2015, we recorded $1.8 million and $1.8 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of our amortization (in millions):

	Three Months Ended
	October 1, 2016	September 26, 2015
Cost of sales	$1.7	$1.7
Operating expense	0.1	0.1
Total	$1.8	$1.8

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the carrying amount of acquired developed technology and other intangibles as of October 1, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Remainder of 2017	$4.8
2018	2.8
2019	2.6
2020	2.5
Thereafter	—
Total amortization	$12.7
Note 10. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions. As of October 1, 2016 and July 2, 2016, our total restructuring accrual was $5.3 million and $5.7 million, respectively. During the three months ended October 1, 2016 and September 26, 2015, we recorded $2.9 million and $1.0 million, respectively, in restructuring and related charges in the consolidated statements of operations. Of the $2.9 million charge recorded during the three months ended October 1, 2016, $0.4 million was related to severance, retention and employee benefits. Other restructuring related charges and exit costs include relocation costs, equipment set-up costs, product qualification costs, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the restructuring accrual related to all of our restructuring plans described below as of October 1, 2016, were as follows (in millions):

	Fiscal 2015 & earlier Restructuring Plan			Fiscal 2016 Restructuring Plan
	Restructuring Charges	Exit Costs	Other Charges	Restructuring Charges	Total
Liability as of July 2, 2016	$4.5	$0.5	$—	$0.7	$5.7
Charges	0.4		2.5	—	2.9
Payments	—	(0.1)	(2.5)	(0.7)	(3.3)
Liability as of October 1, 2016	$4.9	$0.4	$—	$—	$5.3
As of October 1, 2016, our restructuring liability includes $5.1 million in short-term other current liabilities and $0.2 million in other non-current liabilities on the consolidated balance sheets.
As of July 2, 2016, our restructuring liability includes $5.5 million in short-term other current liabilities and $0.2 million in other non-current liabilities on the consolidated balance sheets.
Ottawa Lease Exit Costs
During fiscal 2008, we recorded lease exit charges, net of assumed sub-lease income related to our Ottawa facility which was included in selling, general and administrative expenses as the space was never occupied and we had no need for the space in the foreseeable future due to changes in business requirements.  For the three months ended October 1, 2016 and September 26, 2015, we had cash settlements of $0.1 million and $0.1 million, respectively. The fair value of the remaining contractual obligations, net of sublease income is $0.5 million and $0.5 million as of October 1, 2016 and July 2, 2016, respectively. As of October 1, 2016 and July 2, 2016, $0.3 million and $0.3 million was included in other current liabilities for each year, and $0.2 million and $0.2 million in other non-current liabilities, respectively, in the consolidated balance sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes
The Company recorded a tax benefit of $2.3 million and $0.3 million for the three months ended October 1, 2016, and September 26, 2015, respectively. The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items for the respective year. The Company updates its estimated annual effective tax rate at the end of each quarterly period. The estimate takes into account the estimates for annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.
 The benefit for income taxes for the three months ended October 1, 2016 was primarily due to an increase of profit in jurisdictions with lower tax rates, utilization of U.S. tax attributes that were subject to a full valuation allowance, certain Canadian tax incentives, and a net benefit of $0.5 million of true-up adjustments in our foreign jurisdictions. The benefit for income taxes for the three months ended September 26, 2015 was primarily attributable to the utilization of US tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.
The Company’s net deferred tax assets relate predominantly to the Canadian tax jurisdiction and the Company has a partial valuation allowance against these deferred tax assets. The Company weighed both positive and negative evidence and determined that due to the limited carryover period of certain tax attributes in Canada, there is a continued need for a partial valuation allowance against these deferred tax assets as of October 1, 2016. Should the Company determine that it needs to adjust the valuation allowance, the adjustment may have a material impact to net income in the period such determination is made.

The Company also evaluates the ability to realize its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to cumulative losses in the United States, there is a continued need for a full valuation allowance against the U.S. deferred tax assets as of October 1, 2016.

At October 1, 2016 and September 26, 2015, the Company had $0.8 million and $0.1 million of liability for unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The timing for the resolution and closure of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
On October 4, 2016, the Company received a notice of reassessment letter related to an on-going tax audit in one of the foreign jurisdictions for tax years prior to the separation from Viavi. As part of the indemnification agreement entered into with Viavi, the Company will be indemnified for any tax liability assessed.

In addition, the Company is in the process of evaluating its international operational footprint, which could result in future changes to the Company’s legal entity structure and operating model. A wholly-owned foreign subsidiary of the Company acquired certain rights to sell the existing products and also those products to be developed or licensed in the future, and will also share in the research and development cost. The existing rights were transferred to its wholly-owned foreign subsidiary prior to the Separation. As a result of these changes, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its foreign operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the U.S. federal statutory rate.

Note 12. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Stock Option Plans
On June 23, 2015, the board of directors of JDS Uniphase Corporation (“JDSU” and, now, Viavi Solutions Inc.) approved, and subsequently, our sole stockholder adopted, the 2015 Equity Incentive Plan (the "2015 Plan") under which 8.5 million shares

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of our Common Stock were authorized for issuance. The 2015 Plan was ratified by the Company’s board of directors in August 2015.  In connection with our Separation from JDSU on July 31, 2015, outstanding JDSU equity-based awards, held by employees continuing employment with the Company after the Separation, were converted into equity-based awards under the 2015 Plan, reducing the number of shares remaining available for grant under the 2015 Plan. As of immediately following our Separation from JDSU, 2.1 million shares of our Common Stock were subject to outstanding equity-based awards under the 2015 Plan that were converted from JDSU equity-based awards.
As of October 1, 2016, the Company had 2.7 million stock options, performance stock units, restricted stock awards, and restricted stock units outstanding under the 2015 Plan. Performance stock units, restricted stock awards, and restricted stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of the time-based performance stock units, restricted stock awards, or restricted stock units is based on the closing market price of the Company’s common stock on the date of award.
The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. As of October 1, 2016, 4.3 million shares of common stock under the 2015 Plan were available for grant.
Employee Stock Purchase Plan
On June 23, 2015, the board of directors of JDSU approved, and subsequently, our sole stockholder adopted, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our Common Stock were authorized for issuance. The 2015 Purchase Plan was ratified by our board of directors on July 31, 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.8 million shares remained available for issuance as of October 1, 2016.
Restricted Stock Units
Each restricted stock unit (“RSU”) granted is a bookkeeping entry representing an amount equal to the fair market value of one share. RSUs result in a payment to a holders if any performance goals or other vesting criteria are achieved or the awards otherwise vest.  The administrator determines in its sole discretion whether an award will be settled in stock, cash, or a combination of both.
Generally, our RSUs have service conditions, performance conditions, or a combination of both and are expected to vest over one to four years. The fair value of the time-based RSUs is based on the closing market price of the common stock on the date of award.
Restricted Stock Awards
Restricted stock awards are grants of shares of our common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Restricted stock awards are expected to vest over one to four years, and the shares acquired may not be transferred by the holder until the vesting conditions (if any) are satisfied.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three months ended October 1, 2016 and September 26, 2015 was as follows (in millions):

	Three Months Ended
	October 1, 2016	September 26, 2015
Cost of sales	$1.9	$1.2
Research and development	2.8	1.9
Selling, general and administrative	3.0	3.4
	7.7	6.5
Approximately $1.0 million and $1.2 million of stock-based compensation was capitalized to inventory as of October 1, 2016 and July 2, 2016, respectively. The table above includes allocated stock-based compensation from Viavi of $0.5 million for the three months ended September 26, 2015. There were no allocations to stock-based compensation from Viavi for the three months ended October 1, 2016. Refer to "Note 3. Related Party Transactions" in the Notes to Consolidated Financial Statements.
Stock Option, Restricted Stock Awards, and Restricted Stock Units Activity
We granted no stock options during the three months ended October 1, 2016. The total intrinsic value of options exercised by our employees during the three months ended October 1, 2016 and September 26, 2015 was $3.1 million and $0.1 million, respectively.
In connection with these exercises, the tax benefit realized by us was immaterial due to the fact that Lumentum has no material tax benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.
As of October 1, 2016, $63.9 million of stock-based compensation cost related to RSUs granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.18 years.
The following table summarizes our stock option, RSA, and RSU activities during the three months ended October 1, 2016 (amount in millions except per share amounts):

	Options Outstanding		Restricted Stock Units/Awards Outstanding
	Number of Shares	Weighted-Average Exercise Price	Number of Shares (PSU)	Number of Shares (RSU/RSA)	Weighted-Average Grant Date Fair Value
Outstanding as of July 2, 2016, as converted	0.3	$17.83	0.1	2.5	$21.04
Granted	—	—	—	1.1	32.74
Exercised / Vested	(0.2)	14.92	(0.1)	(0.6)	21.11
Canceled	—	—	—	(0.1)	21.83
Outstanding as of October 1, 2016	0.1	$22.06	—	2.9	25.53

Vested and expected to vest	0.1	$22.06	—	2.2	24.30
Employee Stock Purchase Plan Activity
The ESPP expense we recorded for the three months ended October 1, 2016 was $0.5 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period. During the three months ended October 1, 2016, there were no shares issued to employees through the ESPP program.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of October 1, 2016 the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Remainder of 2017	$5.0
2018	5.6
2019	3.9
2020	2.8
2021	1.7
Thereafter	3.9
Total minimum operating lease payments	$22.9
Included in the future minimum lease payments table above is $0.5 million related to lease commitments in connection with our restructuring and related activities. Refer to "Note 10. Restructuring and Related Charges" in the Notes to Consolidated Financial Statements.
Rental expense was $2.2 million and $1.5 million for the three months ended October 1, 2016 and September 26, 2015, respectively.
Purchase Obligations
Purchase obligations of $125.4 million as of October 1, 2016, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
Product Warranties
We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We typically offer a twelve month warranty for most of our products. However, in some instances depending upon the product, product component or application of our products by the end customer, our warranties can vary and generally range from six months to 5 years. We estimate the costs of our warranty obligations on an annualized basis based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in our warranty reserve during the three months ended October 1, 2016 and September 26, 2015 (in millions):

	Three Months Ended
	October 1, 2016	September 26, 2015
Balance as of beginning of period	$2.8	$2.8
Provision for warranty	3.8	0.9
Utilization of reserve	(1.2)	(1.2)
Balance as of period end	$5.4	$2.5
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fastest-growing OpComms markets, including reconfigurable optical add/drop multiplexers (“ROADMs”), 100G coherent components, tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggables. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks.
In the Consumer and Industrial markets, our OpComms products include our light source products, which are integrated into 3-D sensing platforms being used in applications for gaming, computing, virtual and augmented reality, mobile and industrial segments. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Systems can also be used for human identification, safety, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3-D capture of objects coupled with 3-D printing. Our light sources are also used in a variety of other industrial laser and processing applications.
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
Our acquisition of Time-Bandwidth in 2014 enabled us to provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process glass, semiconductor, LED, and other types of materials. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended
	October 1, 2016	September 26, 2015
Net revenue:
OpComms	$218.3	$177.1
Lasers	39.8	35.5
Net revenue	$258.1	$212.6
Gross profit:
OpComms	71.0	55.6
Lasers	17.2	14.2
Total segment gross profit	88.2	69.8
Unallocated amounts:
Stock-based compensation	(2.0)	(1.2)
Amortization of intangibles	(1.7)	(1.7)
Other charges	(2.8)	—
Gross profit	$81.7	$66.9
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

	Three Months Ended
	October 1, 2016	September 26, 2015
OpComms:	84.6%	83.3%
Telecom	64.2%	62.5%
Datacom	17.1%	16.8%
Lasers	15.4%	16.7%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in three geographic regions: Americas, Asia-Pacific, and EMEA (Europe, Middle East and Africa). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions, except percentage data):

	Three Months Ended
	October 1, 2016		September 26, 2015
Net revenue:
Americas:
Mexico	$39.8	15.4%	$41.8	19.7%
United States	35.9	13.9	34.5	16.2
Other Americas	4.0	1.5	7.8	3.7
Total Americas	$79.7	30.8%	$84.1	39.6%

Asia-Pacific:
Hong Kong	$58.3	22.6%	$30.8	14.5%
Japan	31.3	12.1	25.0	11.8
Other Asia-Pacific	65.4	25.3	40.0	18.8
Total Asia-Pacific	$155.0	60.0%	$95.8	45.1%

EMEA	$23.4	9.2%	$32.7	15.3%

Total net revenue	$258.1		$212.6
During the three months ended October 1, 2016 and September 26, 2015, net revenue from customers outside the United States, based on customer shipping location, represented 86.1% and 83.8% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above.
Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions):

	October 1, 2016	July 2, 2016
Property, Plant and Equipment, net
United States	$75.3	$69.0
Canada	21.6	21.4
China	50.1	46.6
Thailand	46.4	43.8
Other Asia-Pacific	0.2	0.2
EMEA	2.4	2.4
Total Property, Plant and Equipment, net	$196.0	$183.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited interim consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see "Risk Factors" and "Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, trends in the markets in which we sell our products, our expectations and strategies with respect to market development and growth opportunities, factors affecting our sales, gross margins, operating expenses, including selling, general and administrative expense for non-core expenses, capital expenditures and requirements, liquidity, product development and research and development efforts and expense, anticipated cost savings from restructuring transactions, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, and our plans for growth and innovation. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements are based on our assessment of information available to us as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are an industry leading provider of optical and photonic products, defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. The two operating segments were primarily determined based on how the Chief Operating Decision Maker (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
OpComms
Our OpComms products address the following markets: telecommunications ("Telecom"), data communications ("Datacom"), and Consumer and Industrial.
Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including Storage Area Networks ("SANs"), Local Area Networks ("LANs"), and Wide Area Networks ("WANs"). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fastest-growing OpComms markets, including ROADMs, 100G coherent components, tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggables. Our 10G and 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks.
In the Consumer and Industrial markets, our OpComms products include our light source products, which are integrated into 3-D sensing platforms being used in applications for gaming, computing, virtual and augmented reality, mobile and industrial segments. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Systems can also be used for human identification, safety, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3-D capture of objects coupled with 3-D printing. Our light sources are also used in a variety of other industrial laser and processing applications.
Our OpComms customers include Ciena Corporation, Cisco Systems, Inc., Coriant GmbH, Fujitsu, Alphabet Inc. (formerly Google), Facebook, Huawei Technologies Co. Ltd., Microsoft Corporation and Nokia Networks (including Alcatel-Lucent International).
Lasers
Our Lasers products serve our customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining, such as drilling of printed circuit boards, wafer singulation and solar cell scribing.
Our Laser products include diode-pumped solid-state with short and ultrafast pulses, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
We also provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and for medical devises, and to process semiconductor, LED, and other types of materials. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of consumer electronics and connected devices globally.
Our Lasers customers include Amada Holdings, Ltd., ASML Holding N.V., Beckman Coulter, Inc., Becton, Dickinson and Company, DISCO Corporation, Electro Scientific Industries, Inc., EO Technics Co., Ltd. and KLA-Tencor Corporation.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification ("ASC"), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventory Valuation

•	Stock-based Compensation

•	Goodwill and Intangibles

•	Long-lived Asset Valuation

•	Restructuring

•	Income Taxes
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.
During the first quarter of fiscal 2017, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 2, 2016 provides a more complete discussion of our critical accounting policies and estimates.
Recently Issued Accounting Pronouncements
Refer to "Note 2. Recently Issued Accounting Pronouncements" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended
	October 1, 2016	September 26, 2015
Segment net revenue:
OpComms	84.6%	83.3%
Lasers	15.4	16.7
Net revenue	100.0	100.0
Cost of sales	67.7	67.7
Amortization of acquired technologies	0.6	0.8
Gross profit	31.7	31.5
Operating expenses:
Research and development	14.3	16.2
Selling, general and administrative	9.7	16.0
Restructuring and related charges	1.1	0.5
Total operating expenses	25.1	32.6
Income (loss) from operations	6.5	(1.2)
Unrealized gain (loss) on derivative liabilities	(8.8)	1.0
Interest and other income (expense), net	0.1	*
Loss before income taxes	(2.2)	(0.2)
Benefit from income tax	(0.9)	(0.1)
Net loss	(1.3)%	(0.1)%
* Amount represents less than 0.1%

Financial Data for the three months ended October 1, 2016 and September 26, 2015
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	October 1, 2016	September 26, 2015	Change	Percentage Change
Segment net revenue:
OpComms	$218.3	$177.1	$41.2	23.3%
Lasers	39.8	35.5	4.3	12.1
Net revenue	$258.1	$212.6	$45.5	21.4%

Gross profit	$81.7	$66.9	$14.8	22.1%
Gross margin	31.7%	31.5%

Research and development	36.9	34.4	2.5	7.3%
Percentage of net revenue	14.3%	16.2%

Selling, general and administrative	25.1	34.0	(8.9)	(26.2)%
Percentage of net revenue	9.7%	16.0%

Restructuring and related charges	2.9	1.0	1.9	190.0%
Percentage of net revenue	1.1%	0.5%

Net Revenue
Net revenue increased by $45.5 million, or 21.4%, during the three months ended October 1, 2016 compared to the same period ended September 26, 2015. This increase was primarily due to an increase in net revenue from our OpComms segment. OpComms net revenue increased by $41.2 million, or 23.3%, during the three months ended October 1, 2016 compared to three months ended September 26, 2015, driven by increased demand from our SuperTransport Blade and 100G Datacom products. Lasers net revenue, driven by higher demand, increased by $4.3 million, or 12.1%, during the three months ended October 1, 2016 compared to the same period a year ago.
Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and EMEA. Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, but the location of the end customers may differ. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that represented10% or more of our total net revenue (in millions, except for percentages):

	Three Months Ended
	October 1, 2016		September 26, 2015
Net revenue:
Americas:
Mexico	$39.8	15.4%	$41.8	19.7%
United States	35.9	13.9	34.5	16.2
Other Americas	4.0	1.5	7.8	3.7
Total Americas	$79.7	30.8%	$84.1	39.6%

Asia-Pacific:
Hong Kong	$58.3	22.6%	$30.8	14.5%
Japan	31.3	12.1	25.0	11.8
Other Asia-Pacific	65.4	25.3	40.0	18.8
Total Asia-Pacific	$155.0	60.0%	$95.8	45.1%

EMEA	$23.4	9.2%	$32.7	15.3%

Total net revenue	$258.1		$212.6
During the three months ended October 1, 2016 and September 26, 2015, net revenue from customers outside the United States, based on customer shipping location, represented 86.1% and 83.8% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three months ended October 1, 2016 and September 26, 2015 (in millions, except for percentages):

	Gross Profit		Gross Margin
	Three Months Ended		Three Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
OpComms	$71.0	$55.6	32.5%	31.4%
Lasers	17.2	14.2	43.2%	39.9%
Segment total	$88.2	$69.8	34.2%	32.8%
Unallocated corporate items (1)	(6.5)	(2.9)
Total	$81.7	$66.9	31.7%	31.5%
(1) The unallocated corporate items for the three month periods presented include the effects of amortization of acquired developed technology intangible assets, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
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
Segment Gross Margin
OpComms
OpComms gross margin during the three months ended October 1, 2016 increased by 1.1 percentage points to 32.5% from 31.4% in the same period a year ago. This increase was primarily due to higher sales volumes of SuperTransport Blade and 100G Datacom products.
Lasers
Lasers gross margin during the three months ended October 1, 2016 increased by 3.3 percentage points to 43.2% from 39.9% in the same period a year ago. This increase was primarily due to higher sales volumes of kW laser products partially offset by increases in warranty related costs.
Research and Development ("R&D")
R&D expense increased by $2.5 million, or 7.3%, for the three months ended October 1, 2016 compared to the same period a year ago.
The increase in R&D expense was primarily due to increased investment in new R&D programs, the increase in the headcount and the employee compensation expense, including stock-based compensation during the three months ended October 1, 2016.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.

Selling, General and Administrative ("SG&A")
SG&A expense decreased by $8.9 million, or 26.2%, during the three months ended October 1, 2016 compared to the same period ended September 26, 2015. The change was primarily attributed to the reduction of $5.1 million in corporate allocations from Viavi during the three months ended September 26, 2015, which related to pre-separation costs.
We may experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges
We have reduced costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions. We estimate annualized cost savings of $12.9 million as of October 1, 2016, excluding any one-time charge as a result of the restructuring activities described below. Refer to "Note 10. Restructuring and Related Charges" in the Notes to Consolidated Financial Statements.
As of October 1, 2016, our total restructuring accrual was $5.3 million. During the three months ended October 1, 2016, we recorded $2.9 million in restructuring and related charges. Of the $2.9 million charge recorded during the three months ended October 1, 2016, $0.4 million related to severance, retention and employee benefits. Other restructuring related charges and exit costs include relocation costs, equipment set-up costs, product qualification costs, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of fiscal 2017.
As of September 26, 2015, our total restructuring accrual was $5.1 million. During the three months ended September 26, 2015, we recorded $0.9 million in restructuring charges. These charges are primarily due to a previously announced restructuring plan for our Bloomfield, Connecticut site for severance and benefits. Refer to “Note 10. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.

Interest and Other Income (Expense), Net
Interest and other income (expense), net is comprised substantially of gains and losses associated with the re-measurement of non-functional currency denominated monetary assets and liabilities, as well as other transactions outside of the normal course of business. The three months ended September 26, 2015 also included an allocation from Viavi of gains and losses on the foreign currency forward contracts utilized in Viavi's balance sheet hedging program.
Interest and other income (expense), net was $0.2 million during the three months ended October 1, 2016 as compared to $(0.2) million for the three month period ended September 26, 2015. The $0.4 million change was primarily due to higher foreign exchange gains for the three months ended October 1, 2016.
Unrealized gain (loss) on derivative liabilities

The changes in the fair value of the bifurcated embedded derivative of $(22.7) million for the three months ended October 1, 2016 is primarily related to the change in the price of the Company's underlying common stock and is reflected in the consolidated statements of operations as "Unrealized loss on derivative liability".
For further discussion of our derivative liability, see "Note 8. Derivative Liability" in the Notes to Consolidated Financial Statements.
Provision for (Benefit from) Income Taxes

We recorded a benefit for income taxes of $2.3 million and $0.3 million for the three months ended October 1, 2016 and September 26, 2015, respectively.  The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items for the respective year.

The benefit for income taxes for the three months ended October 1, 2016 was primarily due to an increase of profit in jurisdictions with lower tax rates, utilization of U.S. tax attributes that were subject to a full valuation allowance, certain Canadian tax incentives, and a net benefit of $0.5 million of true-up adjustments in our foreign jurisdictions. The benefit for income taxes for the three months ended September 26, 2015 was primarily attributable to the utilization of U.S. tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.
For further discussion of our income tax provision, see "Note 11. Income Taxes" in the Notes to Consolidated Financial Statements.
Contractual Obligations
We presented our contractual obligations at July 2, 2016 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended October 1, 2016, other than as noted under the section entitled "Note 13. Commitments and Contingencies".

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Financial Condition
Liquidity and Capital Resources
As of October 1, 2016 and July 2, 2016, our cash and cash equivalents of $166.8 million and $157.1 million, respectively, were held predominantly in the United States, Cayman Islands, Canada, China and Japan. Although the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, strategic transactions and partnerships, acquisitions, dividends that may be declared, and future stock repurchase programs. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past.
As of October 1, 2016, our consolidated balance of cash and cash equivalents increased by $9.7 million, to $166.8 million from $157.1 million as of July 2, 2016. The increase in cash and cash equivalents was mainly due to operating activities during the three months ended October 1, 2016.
Operating Cash Flow
Cash provided by operating activities was $36.3 million during the three months ended October 1, 2016, primarily resulting from $3.4 million of net loss and $44.1 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and unrealized loss on derivative liability, offset by changes in operating assets and liabilities of $4.4 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $14.0 million due to an increase in billings as well as the timing of payments from these customers, a decrease in accrued expenses and other current and non-current liabilities of $1.6 million is due to  the timing of invoices and payments to vendors, offset by an increase in accounts payable of $14.2 million related to the growth in our business, an increase in inventories of $3.0 million, and an increase in income tax payable of $1.3 million.
Cash provided by operating activities was $10.6 million during the three months ended September 26, 2015, primarily resulting from $0.2 million of net loss and $17.5 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and unrealized gain on derivative liability, partially offset by changes in operating assets and liabilities of $6.7 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $8.6 million, an increase in deferred taxes of $0.2 million, a decrease in prepayments other current and non-currents assets of $6.4 million, an increase in accounts payable of $8.3 million, a decrease in inventories of $5.4 million, and an increase in accrued payroll and related expenses, accrued expenses and other current and non-current liabilities of $5.2 million.
Investing Cash Flow
Cash used in investing activities was for capital expenditures of $28.9 million and $13.9 million during the three months ended October 1, 2016 and September 26, 2015, respectively.
Financing Cash Flow
Cash provided by financing activities was $2.3 million during the three months ended October 1, 2016 resulting primarily from proceeds of stock option exercises.
Cash provided by financing activities was $130.7 million during the three months ended September 26, 2015 resulting primarily from net transfers from Viavi.
Liquidity and Capital Resources Requirement
We expect our primary liquidity and capital spending requirements over at least the next 12 months to be the funding of our operating activities and capital expenditures. We believe that our cash and cash equivalents as of October 1, 2016, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue liquidity options.
There are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditures to support our business and growth;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;

•	issuance of debt or equity securities, or other financing transactions, including bank debt; and

•	potential funding of pension liabilities either voluntarily or as required by law or regulation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies which is mainly due to cash held in banks. As of October 1, 2016, our foreign denominated cash was principally in the following currencies: Japanese Yen, Chinese Yuan and Canadian Dollar. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, for the three months ended October 1, 2016 and September 26, 2015, we recorded unrealized gain (loss) of $0.2 million and $(0.5) million, respectively, in the interest and other income (expense), net in the Consolidated Statements of Operations included in this Form 10-Q. If the exchange rate between the U.S. Dollar and Japanese Yen, Chinese Yuan and Canadian Dollar had increased or decreased by 10%, our local currency expenses would have increased or decreased by $1.4 million during the three months ended October 1, 2016.

Equity Price Risk
We are exposed to equity price risk related to the conversion option embedded in our Series A preferred stock. Our Series A Preferred Stock is convertible, at the option of the holder, into shares of our common stock commencing on the second anniversary of the closing of the securities purchase (absent a change of control of us or similar event) using a conversion price of $24.63. This conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. On a quarterly basis, the derivative liability is marked to market based on the fair value of the conversion feature, with the resulting income or loss recorded as unrealized loss on derivative liability on our consolidated statements of operations. The determination of fair value includes various inputs, including volatility and interest rate assumptions (see "Note 8. Derivative Liability"). However, the change in the fair value of our common stock has the largest impact to the fair value of the derivative. Based on a hypothetical $10.00 per share increase in the fair value of our common stock, our net loss would be increased by approximately $14.1 million.

ITEM 4.    CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this Quarterly Report, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
(b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
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
ITEM 1A.    RISK FACTORS
Investors in our securities should carefully consider all of the relevant factors disclosed by us, including the following factors that could affect our results of operations, financial condition or stock price. The risk factors generally have been separated into three groups: risks related to our business, risks related to the Separation and risks related to our common stock.
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

The market for optical communications products in particular has matured over time and these products have increasingly become subject to commoditization. Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we will remain reliant on an integrated customer and market approach that anticipates end customer needs as Telecom and Datacom requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for established legacy products. If we fail to continue to develop enhanced or new products, or over time are unable to adjust our cost structure to continue to competitively price more mature technologies, our financial condition and results of operations could be materially and adversely affected.
Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI Incorporated, Acacia Communications, Inc., Applied Optoelectronics, Inc., Coherent, Inc., Finisar Corporation, Fujitsu Optical Components, Furukawa Electric Co., Ltd., InnoLight Technology Corporation, IPG Photonics Corporation, Neophotonics Corporation, Newport Corporation acquired by MKS Instruments, Oclaro, Inc., Rofin-Sinar Technologies Inc. and Sumitomo Electric Industries, Ltd. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match. For example, Coherent and Rofin-Sinar have announced that they have entered into an agreement for the acquisition of Rofin-Sinar by Coherent. The acquisition may intensify competition in the Lasers market. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
The manufacture of our products may be adversely affected if our contract manufacturers and suppliers fail to meet our production requirements or if we are unable to manufacture certain products in our manufacturing facilities.
We rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished-good products. We depend on these manufacturers to meet our production requirements and to provide quality products to our customers. Despite rigorous testing for quality, both by us and our customers, we may receive and ship defective products. We may incur significant costs to correct defective products which could include harm to our reputation and result in the loss of future sales, result in indemnification costs or costs to replace or repair the defective products, litigation and damage to our reputation and customer relations. Defective products may also cause diversion of management attention from our business and product development efforts. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters or economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet customer demand and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations~~.~~
We manufacture some of the components that we provide to our contract manufacturers, along with our own finished goods, in our Bloomfield, Connecticut (which we have announced will be closing) and San Jose, California manufacturing facilities. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations.
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
We have consistently relied on a small number of customers for a significant portion of our sales (please refer to “Note 14. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements) and we expect that this customer concentration will continue in the future. The majority of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, or we may have excess inventory. Any of these factors could adversely affect our business, financial condition and results of operations.
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
Our products are complex and defects may be found from time to time. Networking products in particular frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.
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
We derive a majority of our revenue from our international operations, and we plan to continue expanding our business in international markets in the future. In addition, we have extensive international manufacturing capabilities through third-party contract manufacturers, as well as through our own international facilities, with employees engaged in R&D, administration, manufacturing, support and sales and marketing activities.
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
Our operating results may be subject to volatility due to fluctuations in foreign currency.
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
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including to support product development and introduce new products, address new markets, engage in strategic transactions and partnerships, improve or expand our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
The uncertain state of the global economy has contributed and continues to contribute to decreases in demand and spending in the technology industry at large, as well as to the specific markets in which we operate. The slow pace of global economic recovery and the resulting effects on global credit markets has created uncertainty in the timing and overall demand from our customers. In addition, Great Britain's recent vote to exit from the European Union has created economic uncertainty in Europe and the global financial markets. This uncertainty may lead to decreased demand for our products and revenue fluctuations, increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. The impact of continued economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If economic conditions do not improve or if they deteriorate, our financial condition and results of operations would likely be materially and adversely impacted.
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
We also seek to protect our important trademarks by endeavoring to register them in certain countries. We have not registered our trademarks in every country in which we sell or distribute our products, and thus others may be able to use the same or confusingly similar marks in countries where we do not have trademark registrations. We have adopted Lumentum as a house trademark and trade name for our company, and are in the process of establishing rights in this name and brand. We have also adopted the Lumentum logo as a house trademark for our company, and are in the process of establishing rights in this brand. The Lumentum brand is the subject of trademark applications in the United States or other jurisdictions, but the trademarks have not yet proceeded to registration. The efforts we take to register and protect trademarks, including the Lumentum brand, may not be sufficient or effective. Although we will seek to obtain trademark registrations for the Lumentum brand, it is possible we may not be able to protect our brand through registration in one or more jurisdictions, for example, the applicable governmental authorities may not approve the registration. Furthermore, even if the applications are approved, third parties may seek to oppose or otherwise challenge registration. There is the possibility that, despite efforts, the scope of the protection obtained for our trademarks, including the Lumentum brand, will be insufficient or that a registration may be deemed invalid or unenforceable in one or more jurisdictions throughout the world.
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
We also face risks that third parties may assert trademark infringement claims against us in one or more jurisdictions throughout the world related to our Lumentum brand and/or other trademarks. The litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense and divert the efforts of our technical and management personnel, regardless of whether or not we are successful. If we are unsuccessful, trademark infringement claims against us could result in significant monetary liability or prevent us from selling some or all of our products or services under the challenged trademark. In addition, resolution of claims may require us to alter our products, labels or packaging, license rights from third parties, or cease using the challenged trademark altogether, which could adversely affect our revenues and operating results.
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
Spending on optical communication and laser products is subject to cyclical and uneven fluctuations, which could cause our financial results to fluctuate unevenly and unpredictably. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future, particularly as we release new or enhanced products. While our fourth fiscal quarters are typically strongest, future buying patterns may differ from historical seasonality. If the mix of revenue changes, it may also cause results to differ from historical seasonality. Accordingly, our quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics may vary significantly in the future, and the results of any prior periods should not be relied upon as an indication of future performance.
Risks Related to the Separation and Our Operation as an Independent Public Company
We have a limited history of operating as an independent company, and our pre-Separation financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information in this Quarterly Report on Form 10-Q refers in part to our business as operated by and integrated with Viavi. Our historical financial information through July 31, 2015 included in this Quarterly Report on Form 10-Q is derived from the consolidated financial statements and accounting records of Viavi. Accordingly, such historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.

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
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Viavi. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements, see “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and the historical consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report.
Potential indemnification liabilities to Viavi pursuant to the Separation agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.
The Separation Agreement provides for, among other things, indemnification obligations designed to make us financially responsible for:

•	any Lumentum Liability (as defined in the Separation Agreement);

•	our failure to pay, perform or otherwise promptly discharge any Lumentum Liability or contracts, in accordance with their respective terms, whether prior to, at or after the distribution;

•
any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by Viavi for our benefit, except to the extent it relates to an Excluded Liability (as defined in the Separation Agreement);

•
any breach by us of the Separation agreement or certain of its ancillary agreements or any action by us in contravention of our amended and restated certificate of incorporation or amended and restated bylaws; and

•
any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Registration Statement on Form 10 (the “Registration Statement”) and information statement filed in connection with the Separation or any other disclosure document that describes the Separation or the distribution, or us and our subsidiaries, or primarily relates to the transactions contemplated by the Separation agreement, subject to certain exceptions.

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
Pursuant to the Separation agreement, Viavi will indemnify us for certain liabilities relating to, arising out of or resulting from:

•	any Excluded Liability (as defined in the Separation Agreement);

•
the failure of Viavi or any of its subsidiaries, other than us, to pay, perform or otherwise promptly discharge any of the Excluded Liabilities, in accordance with their respective terms, whether prior to or after the effective time of the distribution;

•
any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by us for the benefit of Viavi, except to the extent it relates to a Lumentum Liability;

•	any breach by Viavi or any of its subsidiaries, other than us, of the Separation Agreement or certain of its ancillary agreements; and

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
The distribution of our common stock by Viavi is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law (the “DGCL”), a corporation may only pay dividends to its stockholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although we believe that Viavi made the distribution of our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to Viavi stockholders was unlawful.
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
Accordingly, the information that we provide stockholders in this Quarterly Report and in our other filings with the SEC may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and adversely affected.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and Nasdaq listing requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could cause us to be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments. Any such failures could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ stock market.
Risks Related to Our Common Stock
Our stock price may be volatile and may decline regardless of our operating performance.
Our common stock is listed on NASDAQ under the symbol “LITE.” Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low sales prices of our common stock has ranged from $13.97 to $41.97, through October 1, 2016. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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
Any sales of substantial amounts of our common stock in the public market or the perception that such sales might occur may cause the market price of our common stock to decline. Our issued and outstanding shares of common stock can be freely tradable without restriction or registration under the Securities Act, unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act, which may include Viavi as discussed below. We are unable to predict whether large amounts of our common stock will be sold in the open market~~.~~
Following the Separation, Viavi retained 11.7 million shares of our common stock, representing an ownership interest of 19.9% of our total shares outstanding.  As of September 30, 2016, Viavi held a total of 3.4 million shares of our common stock. Pursuant to a stockholder’s and registration rights agreement with Viavi, Viavi will be required to vote such shares in proportion to the votes cast by our other stockholders. In order to not jeopardize the tax-free status of the distribution, Viavi is required to dispose of such retained shares of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event later than three years after the distribution. Pursuant to the stockholder’s and registration rights agreement, upon the request of Viavi, we will effect the registration under applicable securities laws of the shares of common stock retained by Viavi. Subject to limited exceptions, we do not have the right to prevent or delay the sale of our shares by Viavi pursuant to the stockholder’s and registration right agreement. Any disposition by Viavi, or any significant stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could materially increase the volatility of our stock price and adversely affect prevailing market prices for our common stock.
We do not expect to pay dividends on our common stock.
We do not currently expect to pay dividends on our common stock. The payment of any dividends to our stockholders in the future, and the timing and amount thereof, if any, is within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, potential debt service obligations or restrictive covenants, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deems relevant.
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
We are subject to the provisions of Section 203 of the DGCL which prohibits us, under some circumstances, from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions providing for the limitations of liability and indemnification of our directors and officers, allowing vacancies on our board of directors to be filled by the vote of a majority of the remaining directors, granting our board of directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as “blank check preferred”) and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders, which may only be called by the chairman of the board of directors, the chief executive officer or the board of directors. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control or changes in our management.
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
** Furnished herewith.

† The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMENTUM HOLDINGS INC.

Date:	October 27, 2016	By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer