Form 10-K/A
period 2016-07-02
Lumentum Holdings Inc.
filed 2016-11-10
CIK 1633978

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

Explanatory Note to Amendment No.1
Lumentum Holdings Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No.1”) to its Annual Report on Form 10-K for the fiscal year ended July 2, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2016 (the “Original Filing”), solely for the purposes of amending (i) Part II, Item 9A to revise the disclosure to include the conclusion that the Company’s disclosure controls and procedures were not effective as of July 2, 2016 and to include management’s annual report on internal control over financial reporting, and (ii) Part IV, Item 15 to add the references in Section 3 to documents included in the Original Filing and to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”).
Prior to the Original Filing, management performed and completed its assessment of Lumentum’s internal control over financial reporting as of July 2, 2016. However, due to an administrative error, Item 9A(b) in the Original Filing inadvertently repeated the language from the Annual Report on Form 10-K filed by the Company for the fiscal year ended June 27, 2015, our first Annual report on Form 10-K, and did not include the updated disclosure consisting of management’s annual report on internal control over financial reporting. As a result, the disclosure required under Regulation S-K Item 308 and certain clauses in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 were inadvertently omitted from the Original Filing This Amendment No. 1 is being filed to provide this omitted disclosure and correct these certifications.
In accordance with Rule 12b-15 under the Exchange Act, Part II, Item 9A and Part IV, Item 15 of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART II
ITEM 9A.    CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).
The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As noted below, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the Evaluation Date based on the criteria established in “Internal Control - Integrated Framework” (2013) (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was effective as of the Evaluation Date. However, due to an administrative error, Item 9A(b) in the Original Filing inadvertently repeated the language from the Annual Report on Form 10-K filed by us for the fiscal year ended June 27, 2015, our first Annual report on Form 10-K, and did not include the updated disclosure consisting of management’s annual report on internal control over financial reporting. As a result, the disclosure required under Regulation S-K Item 308 and certain clauses in the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 were inadvertently omitted. As a result of this administrative error, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the Evaluation Date.
The Company has implemented additional pre-filing review controls, including additional form check processes, effective immediately, to ensure the effectiveness of our disclosure controls and procedures in future periods.
(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Framework. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of July 2, 2016.  This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.’
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d)   INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
Our management, including the Chief Executive Officer and Chief Financial Officer, recognizes that our disclosure controls and procedures or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
1. Financial Statements
The financial statements filed as part of the Original Filing are listed in the "Index to Financial Statements" under Part II, Item 8 of the Original Filing.

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

2. Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts was previously filed with the Original Filing. All other financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, not applicable, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits
The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Stockholder's and Registration Rights Agreement	8-K	4.1	8/6/2015
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4*	2015 Equity Incentive Plan	S-8	99.1	7/29/2015
10.5*	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Change in Control and Severance Benefits Plan	8-K	10.5	8/6/2015
10.7*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.8*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.9*	Separation Agreement between Lumentum Operations LLC and Craig Cocchi dated February 4, 2016	8-K	10.1	2/4/2016
21.1	Subsidiaries of Lumentum Holdings Inc.				X**
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X**
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X**
101.INS	XBRL Instance				X**
101.SCH	XBRL Taxonomy Extension Schema				X**
101.CAL	XBRL Taxonomy Extension Calculation				X**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X**
101.LAB	XBRL Taxonomy Extension Label Linkbase				X**
101.PRE	XBRL Taxonomy Extension Presentation				X**
* Indicates a management contract or compensatory plan or arrangement.

** Previously filed as like-numbered exhibits to Original Filing and incorporated by reference herein.

† The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Amendment No. 1, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1, irrespective of any general incorporation language contained in such filing.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2016	LUMENTUM HOLDINGS INC.

By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer