Form 10-Q
period 2016-12-31
Lumentum Holdings Inc.
filed 2017-02-07
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 2, 2017, the Registrant had 60,956,077 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net revenue	$265.0	$218.3	$523.1	$430.9
Cost of sales	176.3	148.5	351.0	292.5
Amortization of acquired technologies	1.7	1.7	3.4	3.4
Gross profit	87.0	68.1	168.7	135.0
Operating expenses:
Research and development	38.7	35.0	75.6	69.4
Selling, general and administrative	31.0	25.8	56.1	59.8
Restructuring and related charges	4.0	1.1	6.9	2.1
Total operating expenses	73.7	61.9	138.6	131.3
Income from operations	13.3	6.2	30.1	3.7
Unrealized gain (loss) on derivative liability	4.8	(2.4)	(17.9)	(0.2)
Interest and other income (expense), net	(0.2)	(0.5)	—	(0.7)
Income before income taxes	17.9	3.3	12.2	2.8
Provision for income taxes	6.1	0.5	3.8	0.2
Net income	$11.8	$2.8	$8.4	$2.6
Cumulative dividends on Series A Preferred Stock	(0.2)	(0.2)	(0.4)	(0.3)
Accretion of Series A Preferred Stock	—	(2.0)	—	(11.7)
Net income attributable to common stockholders	$11.6	$0.6	$8.0	$(9.4)

Net income per share attributable to common stockholders
Basic	$0.19	$0.01	$0.13	$(0.16)
Diluted	$0.19	$0.01	$0.13	$(0.16)
Shares used in per share calculation attributable to common stockholders
Basic	60.3	59.0	60.1	58.9
Diluted	62.7	59.2	62.6	58.9

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net income	$11.8	$2.8	$8.4	$2.6
Other comprehensive loss:
Net change in cumulative translation adjustment	(3.7)	(1.5)	(4.6)	(7.0)
Net change in accumulated other comprehensive loss	(3.7)	(1.5)	(4.6)	(7.0)
Comprehensive income (loss)	$8.1	$1.3	$3.8	$(4.4)

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	December 31, 2016	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$155.9	$157.1
Accounts receivable, net of allowance for doubtful accounts of $1.4 and $0.9 as of December 31, 2016 and July 2, 2016, respectively	192.5	170.5
Inventories	121.0	100.6
Prepayments and other current assets	58.2	61.3
Total current assets	527.6	489.5
Property, plant and equipment, net	219.6	183.4
Goodwill and intangibles, net	16.0	19.9
Deferred income taxes, net	30.8	31.9
Other non-current assets	2.7	1.6
Total assets	$796.7	$726.3
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND EQUITY
Current liabilities:
Accounts payable	$127.8	$118.3
Accrued payroll and related expenses	36.0	26.5
Income taxes payable	0.4	1.9
Accrued expenses	16.5	14.9
Other current liabilities	21.3	12.1
Total current liabilities	202.0	173.7
Derivative liability	28.2	10.3
Other non-current liabilities	14.3	9.1
Total liabilities	244.5	193.1
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A preferred stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of December 31, 2016, and July 2, 2016	35.8	35.8
Total redeemable convertible preferred stock	35.8	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 shares authorized, 60,580,652 and 59,580,596 shares issued and outstanding as of December 31, 2016, and July 2, 2016, respectively	0.1	0.1
Additional paid-in capital	483.3	467.7
Retained earnings	28.2	20.2
Accumulated other comprehensive income	4.8	9.4
Total stockholders’ equity	516.4	497.4
Total liabilities and stockholders' equity	$796.7	$726.3

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 31, 2016	December 26, 2015
OPERATING ACTIVITIES:
Net income	$8.4	$2.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25.0	23.8
Stock-based compensation	16.7	12.3
Unrealized loss on derivative liability	17.9	0.2
Amortization of acquired technologies and other intangibles	3.6	3.6
Loss on disposal of property, plant and equipment	—	0.5
Excess tax benefit associated with stock-based compensation	(2.9)	—
Changes in operating assets and liabilities:
Accounts receivable	(22.0)	(11.1)
Inventories	(20.1)	(9.7)
Prepayments and other current and non-current assets	4.3	(5.2)
Deferred taxes, net	0.8	0.4
Accounts payable	(0.1)	18.2
Accrued payroll and related expenses	9.6	13.6
Income taxes payable	1.8	0.5
Accrued expenses and other current and non-current liabilities	12.5	3.3
Net cash provided by operating activities	55.5	53.0
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(64.3)	(35.7)
Net cash used in investing activities	(64.3)	(35.7)
FINANCING ACTIVITIES:
Net transfers from Viavi	—	132.2
Excess tax benefit associated with stock-based compensation	2.9	—
Payment of dividends - preferred stock	(0.4)	—
Payment of financing obligation related to acquisition	—	(2.3)
ESPP shares issued	3.7	—
Proceeds from the exercise of stock options	2.8	0.2
Net cash provided by financing activities	9.0	130.1
Effect of exchange rates on cash and cash equivalents	(1.4)	—
Increase (decrease) in cash and cash equivalents	(1.2)	147.4
Cash and cash equivalents at beginning of period	157.1	14.5
Cash and cash equivalents at end of period	$155.9	$161.9
Supplemental disclosure of cash flow information:
Cash paid for taxes	$2.6	$0.6
Accretion of preferred series stock to redemption value	—	11.7
Unpaid property, plant and equipment in accounts payable and accrued liabilities	11.2	—

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. ("we", "our", "Lumentum" or the "Company") is an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including data communications ("Datacom") and telecommunications ("Telecom") networking and commercial lasers ("Commercial Lasers") for manufacturing, inspection and life-science applications. We are using our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3-D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers ("OEMs") that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that our network equipment manufacturer ("NEM") customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Commercial Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers.
Basis of Presentation
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation ("JDSU") on February 10, 2015 and is comprised of the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of JDSU.

On July 31, 2015, prior to the Separation (as described below), JDSU transferred substantially all of the assets and liabilities and operations of the CCOP segment and WaveReady product lines to Lumentum. Financial statements for periods prior to the Separation were prepared on a stand-alone basis and were derived from JDSU’s consolidated financial statements and accounting records. The Company prepared consolidated financial statements for the period from June 28, 2015 to August 1, 2015 where expenses were allocated to the Company using estimates that it considers to be a reasonable reflection of the utilization of services provided to, or benefits received by, the Company. Since August 1, 2015, the Company has prepared consolidated financial statements as an independent stand-alone basis pursuant to the rules and regulations of the the U.S. Securities and Exchange Commission (SEC) and are in conformity with generally accepted accounting principles in the United States (GAAP). In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated financial statements for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

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
As of December 31, 2016, Viavi held a total of 1.7 million shares of our common stock, which is under 5% of our total shares outstanding.
The preparation of the consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, stock-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty, valuation of derivative liability, and accounting for income taxes.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See "Note 3. Related Party Transactions" in the Notes to Consolidated Financial Statements regarding the relationships we have with Viavi.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2017 is a 52-week year ending on July 1, 2017, while fiscal 2016 was a 53-week year and ended on July 2, 2016.
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
Accounting Policies
There have been no material changes in our significant accounting policies during the six months ended December 31, 2016 compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016. The accompanying unaudited interim consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
Note 2. Recently Issued Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (FASB) issued  Accounting Standards Update (ASU) 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets other than Inventory. The new guidance removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new guidance will be effective for us in our first quarter of fiscal 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-16 on our consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal 2019 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.
In March 2016, FASB ASU 2016-9, Stock Compensation ASU 718 - Improvements to Employee Share-Based Payment Accounting. This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect that the adoption of this standard will have on its consolidated financial statements or results of operations.
In February 2016, FASB issued ASU 2016-02, Leases. The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard is effective for us in our first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.
In April 2015, FASB issued ASU 2015-04 Compensation-Retirement Benefits to provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The Company adopted this guidance effective first quarter of

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiscal 2017 on a prospective basis. No prior periods were retrospectively adjusted. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The standard is effective for us for our first quarter of fiscal 2018. We are currently evaluating whether this standard will have a material impact on our consolidated financial statements.
Note 3. Related Party Transactions
Transactions with Viavi
During the three and six months ended December 31, 2016, the Company recognized revenue of $0.9 million and $1.5 million, respectively, from products sold to Viavi. During the three and six months ended December 26, 2015, the Company recognized revenue of $0.7 million and $1.5 million, respectively, for products sold to Viavi.
During the three months ended December 31, 2016, the Company did not record any research and development cost reimbursement from Viavi. During the six months ended December 31, 2016, the Company recorded $0.4 million in research and development cost reimbursement from Viavi. For the three and six months ended December 26, 2015, the Company recorded $0.7 million and $1.2 million, respectively, in research and development cost reimbursement.
During the three and six months ended December 31, 2016, the Company recorded $0.2 million and $0.4 million, respectively, in sublease rental income. For the three and six months ended December 26, 2015, the Company recorded and $0.2 million and $0.3 million, respectively, in sublease rental income.
As of December 31, 2016 and July 2, 2016, the Company had $0.4 million and $1.1 million, respectively, in trade accounts receivable due from Viavi.
As of December 31, 2016 and July 2, 2016, the Company had $0.3 million in payables due to Viavi and $2.0 million in other receivables from Viavi, respectively.
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
There were no allocations of expenses from Viavi for the three and six months ended December 31, 2016, and the three months ended December 26, 2015. During the six months ended December 26, 2015, allocated costs from Viavi included in the accompanying consolidated statements of operations were as follows (in millions):

Six Months Ended
December 26, 2015
Selling, general and administrative	11.7
Interest and other (income) expenses, net	(0.1)
Interest expense	0.1
Total allocated costs	$11.7
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Numerator:
Net income	$11.8	$2.8	$8.4	$2.6
Less: Cumulative dividends on Series A Preferred Stock	(0.2)	(0.2)	(0.4)	(0.3)
Less: Accretion of Series A Preferred Stock	—	(2.0)	—	(11.7)
Net income (loss) attributable to common stockholders	$11.6	$0.6	$8.0	$(9.4)
Denominator:
Weighted-average number of common shares outstanding
Basic	60.3	59.0	60.1	58.9
Effect of dilutive securities from stock-based benefit plans	2.4	0.2	2.5	—
Diluted	62.7	59.2	62.6	58.9
Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$0.01	$0.13	$(0.16)
Diluted	$0.19	$0.01	$0.13	$(0.16)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of the Company's common stock to existing holders of JDSU common stock. The weighted average number of common stock outstanding is calculated as the number of shares of common stock outstanding immediately following the Separation through December 26, 2015, and the weighted average number of shares outstanding following the Separation through December 31, 2016. Diluted earnings per share

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is calculated by dividing net income attributable to common stockholders for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Separation.
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
As of December 31, 2016 and July 2, 2016, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Foreign currency translation adjustments	Defined benefit obligation, net of tax	Total
Beginning balance as of July 2, 2016	$11.7	$(2.3)	$9.4
Other comprehensive loss	(0.9)	—	(0.9)
Ending balance as of October 1, 2016	10.8	(2.3)	8.5
Other comprehensive loss	(3.7)	—	(3.7)
Ending balance as of December 31, 2016	$7.1	$(2.3)	$4.8
Note 6. Balance Sheet and Other Details
Inventories
The components of inventories were as follows (in millions):

	December 31, 2016	July 2, 2016
Finished goods	$60.2	$46.1
Work in process	34.4	25.5
Raw materials and purchased parts	26.4	29.0
Inventories	$121.0	$100.6

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	December 31, 2016	July 2, 2016
Capitalized manufacturing overhead	27.4	$27.3
Prepayments	9.9	6.4
Advances to contract manufacturers	10.4	10.3
Due from (to) Viavi, net	—	2.0
Other current assets	10.5	15.3
Prepayments and other current assets	$58.2	$61.3
Amount due from (to) Viavi, net represents certain obligations to be reimbursed from Viavi, net of payables, pursuant to the Separation and Distribution Agreement and Contribution Agreement.
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	December 31, 2016	July 2, 2016
Land	$5.9	$5.9
Buildings and improvement	29.3	28.9
Machinery and equipment	417.7	378.5
Furniture and fixtures and software	32.3	32.2
Leasehold improvements	27.7	28.6
Construction in progress	63.5	44.1
	576.4	518.2
Less: Accumulated depreciation	(356.8)	(334.8)
Property, plant and equipment, net	$219.6	$183.4
During the three and six months ended December 31, 2016, we recorded depreciation expense of $13.1 million and $25.0 million, respectively. During the three and six months ended December 26, 2015, we recorded depreciation expense of $12.1 million and $23.8 million, respectively. Our construction in progress includes primarily machinery and equipment that was purchased to increase our manufacturing capacity. We expect to place these assets in service in next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	December 31, 2016	July 2, 2016
Warranty accrual	$8.7	$2.8
Restructuring accrual and related charges	5.9	5.5
Deferred revenue	5.7	2.7
Others	1.0	1.1
Other current liabilities	$21.3	$12.1

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	December 31, 2016	July 2, 2016
Asset retirement obligation	$2.4	$2.3
Pension and related accrual	3.4	3.5
Deferred rent	3.2	1.6
Restructuring accrual and related charges	0.1	0.2
Unrecognized tax benefit	4.3	0.1
Other non-current liabilities	0.9	1.4
Other non-current liabilities	$14.3	$9.1
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
The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as non-controlling interest redeemable convertible preferred stock in our consolidated balance sheet. The Series A Preferred Stock is measured at its redemption value.  The Series A Preferred Stock value of $35.8 million as of December 26, 2015 has not changed from prior periods. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability.  The derivative liability is measured at fair value each reporting period with the change in fair value recorded in the consolidated statements of operations.

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
Voting Rights

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	The Series A Preferred Stock has no voting rights except as follows:

•	Authorize, approve, or make any change to the powers, preferences, privileges or rights of the Series A Preferred Stock;

•	Authorize or issue any additional shares of Series A Preferred Stock or reduce the number of shares of Series A Preferred Stock; or

•	Create, or hold capital stock in, any subsidiary that is not wholly-owned by the Company.
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
The accrued dividends as of December 31, 2016 and July 2, 2016 are $0.2 million and $0.2 million, respectively. Dividends paid were $0.4 million for the six months ended December 31, 2016. The Company did not pay dividends during the six months ended December 26, 2015.
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
Note 8. Derivative Liability
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. We applied the binomial lattice model to value the embedded derivative using a "with-and-without method," where the value of the Series A Preferred Stock including the embedded derivative, is defined as the "with", and the value of the Series A Preferred Stock excluding the embedded derivative, is defined as the "without". This method estimates the value of the embedded derivative by looking at the difference in the values between the Series A Preferred Stock with the embedded derivative and the value of the Series A Preferred Stock without the embedded derivative. The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative of $4.8 million and $(17.9) million for the three and six months ended December 31, 2016, respectively, and $(2.4) million and $(0.2) million for the three and six months ended December 26, 2015, respectively, are primarily related to the change in the price of the Company's underlying common stock and are reflected in the consolidated statements of operations as "Unrealized gain (loss) on derivative liability".
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock measured by significant unobservable inputs (Level 3) for the three and six months ended December 31, 2016:

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
(in millions)
Balance as of beginning of period	$(33.0)	$(7.5)	$(10.3)	$—
Fair value of the embedded derivative for the Series A Preferred Stock at issuance	—	—	—	(9.7)
Unrealized loss (gain) included in net income	4.8	(2.4)	(17.9)	(0.2)
Balance as of end of period	$(28.2)	$(9.9)	$(28.2)	$(9.9)
The following table summarizes the assumptions used to determine the fair value of the embedded derivative:

December 31, 2016
Stock price	$38.65
Conversion price	$24.63
Expected term (years)	3.61
Expected annual volatility	40.0%
Risk-free rate	1.75%
Expected common dividend yield	—%
Preferred yield	8.34%
Note 9. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill by operating segments during the six months ended December 31, 2016 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 2, 2016	$—	$5.4	$5.4
Currency translation	—	(0.2)	(0.2)
Balance as of December 31, 2016	$—	$5.2	$5.2
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2016, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three and six months ended December 31, 2016, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technology and Other Intangibles
We allocated acquired developed technology and other intangibles to our Commercial Lasers operating segment. The following tables present details of our acquired developed technology and other intangibles (in millions):

As of December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$102.7	$(92.2)	$10.5
Other	9.4	(9.1)	0.3
Total Intangibles	$112.1	$(101.3)	$10.8

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.0	$(88.9)	$14.1
Other	9.4	(9.0)	0.4
Total Intangibles	$112.4	$(97.9)	$14.5
During the three and six months ended December 31, 2016, we recorded $1.8 million and $3.6 million, respectively, of amortization related to acquired developed technology and other intangibles.
During the three and six months ended December 26, 2015, the Company recorded $1.8 million and $3.6 million, respectively, of amortization expense relating to acquired developed technology and other intangibles.

The following table presents details of our amortization (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Cost of sales	$1.7	$1.7	$3.4	$3.4
Operating expense	0.1	0.1	0.2	0.2
Total	$1.8	$1.8	$3.6	$3.6
Based on the carrying amount of acquired developed technology and other intangibles as of December 31, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Remainder of 2017	$2.7
2018	2.8
2019	2.6
2020	2.5
Thereafter	0.2
Total amortization	$10.8
Note 10. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions. As of December 31, 2016 and July 2, 2016, our total restructuring accrual was $6.0 million and $5.7 million, respectively.
As of December 31, 2016, our total restructuring accrual was $6.0 million. During the three and six months ended December 31, 2016, we recorded $4.0 million and $6.9 million, respectively, in restructuring and related charges. Of the $4.0 million and $6.9 million charge recorded during the three months and six months ended December 31, 2016, $1.3 million and $1.7 million, respectively, was related to severance, retention, lease termination costs, and employee benefits; $2.7 million and $5.2 million, respectively, was related to other restructuring related charges which include relocation costs, equipment set-up costs, product qualification costs, facilities, and equipment costs to vacate facilities and consolidate operations. The timing of cash payments associated with these restructuring related charges and exit costs is dependent upon the type of restructuring charge and can extend over multiple periods.
As of December 26, 2015, our total restructuring accrual was $4.3 million. During the three and six months ended December 26, 2015, we recorded $1.1 million and $2.1 million, respectively, in restructuring and related charges in the consolidated statements of operations.
Summary of Restructuring Plans
The adjustments to the restructuring accrual related to all of our restructuring plans described below as of December 31, 2016, were as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2015 & earlier Restructuring Plan			Fiscal 2016 Restructuring Plan
	Restructuring Charges	Exit Costs	Other Charges	Restructuring Charges	Total
Liability as of July 2, 2016	$4.5	$0.5	$—	$0.7	$5.7
Charges	1.7	—	5.2	—	6.9
Payments	(0.6)	(0.1)	(5.2)	(0.7)	(6.6)
Liability as of December 31, 2016	$5.6	$0.4	$—	$—	$6.0
As of December 31, 2016, our restructuring liability includes $5.9 million in short-term other current liabilities and $0.1 million in other non-current liabilities on the consolidated balance sheets. The total amount expected to be incurred under the fiscal 2015 Plan is $6.8 million, of which $1.7 million was incurred during the six months ended December 31, 2016. The cumulative amount incurred as of December 31, 2016 is $5.5 million.
As of July 2, 2016, our restructuring liability includes $5.5 million in short-term other current liabilities and $0.2 million in other non-current liabilities on the consolidated balance sheets.
Note 11. Income Taxes
The effective tax rate was 34.1% and 31.1% for the three and six months ended December 31, 2016, respectively.  The amounts differ from the statutory rate of 35.0% primarily due to operating profit generated in lower rate jurisdictions.
The Company recorded a tax provision of $6.1 million and $3.8 million for the three and six months ended December 31, 2016, respectively. The Company recorded a tax provision of $0.5 million and $0.2 million for the three and six months ended December 26, 2015, respectively. The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items for the respective year. The Company updates its estimated annual effective tax rate at the end of each quarterly period and takes into account the estimates for annual pre-tax income, the geographical mix of pre-tax income and interpretations of tax laws.
The Company’s tax provision for both the three and six months ended December 31, 2016 was primarily due to the tax effect of our operating profits, non-deductible stock-based compensation, and unrecognized tax benefits offset by the benefit from the utilization of US deferred tax assets that were subject to a full valuation allowance.
The Company’s tax provision for both the three and six months ended December 26, 2015 was primarily attributable to the utilization of U.S. tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.
The Company’s net deferred tax assets relate predominantly to the Canadian tax jurisdiction for which it has recognized a partial valuation allowance against these deferred tax assets. The Company weighed both positive and negative evidence and determined that due to the limited carryover period of certain tax attributes in Canada, there is a continued need for a partial valuation allowance against these deferred tax assets as of December 31, 2016. Should the Company determine that it needs to adjust the valuation allowance, the adjustment may have a material impact to net income in the period such determination is made.
The Company also evaluates the ability to realize its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to cumulative losses in the United States, there is a continued need for a full valuation allowance against the U.S. deferred tax assets as of December 31, 2016.
At December 31, 2016 and December 26, 2015, the Company recorded $4.3 million and $0.1 million, respectively, in its liability for unrecognized tax benefits, which, if recognized, would affect the effective tax rate.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The timing for the resolution and closure of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefits. The estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
Note 12. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Stock Option Plans
On June 23, 2015, the board of directors of JDS Uniphase Corporation (“JDSU” and, now, Viavi Solutions Inc.) approved, and subsequently, our sole stockholder adopted, the 2015 Equity Incentive Plan (the "2015 Plan") under which 8.5 million shares of our Common Stock were authorized for issuance. The 2015 Plan was ratified by the Company’s board of directors on July 31, 2015.  In connection with our Separation from JDSU on August 1, 2015, outstanding JDSU equity-based awards, held by employees continuing employment with the Company after the Separation, were converted into equity-based awards under the 2015 Plan, reducing the number of shares remaining available for grant under the 2015 Plan. As of immediately following our Separation from JDSU, 2.1 million shares of our Common Stock were subject to outstanding equity-based awards under the 2015 Plan that were converted from JDSU equity-based awards.
On November 4, 2016, the Company’s stockholders approved an amendment to increase the number of shares that may be issued under the 2015 Plan by 3.0 million shares and to approve the material terms of the 2015 Plan.
As of December 31, 2016, the Company had 2.8 million stock options, performance stock units, restricted stock awards, and restricted stock units outstanding under the 2015 Plan. Performance stock units, restricted stock awards, and restricted stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of the time-based performance stock units, restricted stock awards, or restricted stock units is based on the closing market price of the Company’s common stock on the date of award.
The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. As of December 31, 2016, 6.7 million shares of common stock under the 2015 Plan were available for grant.
Employee Stock Purchase Plan
On June 23, 2015, the board of directors of JDSU approved, and subsequently, our sole stockholder adopted, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our Common Stock were authorized for issuance. The 2015 Purchase Plan was ratified by our board of directors on July 31, 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.6 million shares remained available for issuance as of December 31, 2016.
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
Restricted Stock Awards

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted stock awards (“RSAs”) are grants of shares of our common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Restricted stock awards are expected to vest over one to four years, and the shares acquired may not be transferred by the holder until the vesting conditions (if any) are satisfied.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three and six months ended December 31, 2016 and December 26, 2015 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Cost of sales	$2.1	$1.5	$4.1	$2.7
Research and development	3.0	2.3	5.8	4.2
Selling, general and administrative	4.0	2.5	7.0	5.9
	$9.1	$6.3	$16.9	$12.8
Approximately $1.0 million and $1.2 million of stock-based compensation was capitalized to inventory as of December 31, 2016 and July 2, 2016, respectively. The table above includes allocated stock-based compensation from Viavi of $0.5 million for the six months ended December 26, 2015. There were no allocations to stock-based compensation from Viavi during the six months ended December 31, 2016. Refer to "Note 3. Related Party Transactions" in the Notes to Consolidated Financial Statements.
Stock Option, Restricted Stock Awards, and Restricted Stock Units Activity
We granted no stock options during the three and six months ended December 31, 2016. The total intrinsic value of options exercised by our employees during the three and six months ended December 31, 2016 was $0.5 million and $3.6 million, respectively. The total intrinsic value of options exercised by our employees during the three and six months ended December 26, 2015 was $0.1 million.
In connection with these exercises, the tax benefit realized during the three and six months ended December 31, 2016 was $2.9 million. For the three and six months ended December 26, 2015 there has been no tax benefit related to options exercised.
As of December 31, 2016, $58.4 million of stock-based compensation cost related to RSUs, performance stock units (“PSUs”), and RSAs granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.12 years.
The following table summarizes our stock option, RSA, and RSU activities during the three and six months ended December 31, 2016 (amount in millions except per share amounts):

	Options Outstanding		Restricted Stock Units/Awards Outstanding
	Number of Shares	Weighted-Average Exercise Price	Number of Shares (PSU)	Number of Shares (RSU/RSA)	Weighted-Average Grant Date Fair Value
Outstanding as of July 2, 2016, as converted	0.3	$17.83	0.1	2.5	$21.04
Granted	—	—	—	1.1	32.74
Exercised / Vested	(0.2)	14.92	(0.1)	(0.6)	21.11
Canceled	—	—	—	(0.1)	21.83
Outstanding as of October 1, 2016	0.1	22.06	—	2.9	25.53
Granted	—	—	—	0.1	38.80
Exercised / Vested	(0.0)	15.29	—	(0.3)	21.11
Canceled	—	—	—	—	23.02
Outstanding as of December 31, 2016	0.1	23.35	—	2.7	26.46

Vested and expected to vest	0.1	$23.35	—	2.4	26.46

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan (“ESPP”) Activity
The ESPP expense we recorded for the three and six months ended December 31, 2016 was $0.7 million and $1.2 million, respectively. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period. During the three and six months ended December 31, 2016, there were 188,864 shares issued to employees through the ESPP program in one offering period from May 16, 2016 to November 15, 2016.
Note 13. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 31, 2016, the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Remainder of 2017	$3.4
2018	6.4
2019	6.0
2020	4.6
2021	3.6
Thereafter	6.9
Total minimum operating lease payments	$30.9
Included in the future minimum lease payments table above is $0.3 million related to lease commitments in connection with our restructuring and related activities. Refer to "Note 10. Restructuring and Related Charges" in the Notes to Consolidated Financial Statements.
Purchase Obligations
Purchase obligations of $122.3 million as of December 31, 2016, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in our warranty reserve during the three and six months ended December 31, 2016 and December 26, 2015 (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Balance as of beginning of period	$5.4	$2.5	$2.8	$2.8
Provision for warranty	4.9	0.8	8.7	1.7
Utilization of reserve	(1.6)	(0.3)	(2.8)	(1.5)
Adjustments related to pre-existing warranties (including changes in estimates)	—	0.1	—	0.1
Balance as of period end	$8.7	$3.1	$8.7	$3.1
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
We do not allocate research and development, sales and marketing, or general and administrative expenses to our segments because management does not include the information in its measurement of the performance of the operating segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, stock-based compensation, and other charges impacting the gross margin of each segment because management does not include this information in its measurement of the performance of the operating segments. Other charges are primarily warranty expenses that were accrued and which are expected to be reimbursed by the manufacturer.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net revenue:
OpComms	$236.6	$185.8	$454.9	$362.9
Lasers	28.4	32.5	68.2	68.0
Net revenue	$265.0	$218.3	$523.1	$430.9
Gross profit:
OpComms	86.7	57.1	157.7	112.7
Lasers	11.2	14.2	28.4	28.4
Total segment gross profit	97.9	71.3	186.1	141.1
Unallocated amounts:
Stock-based compensation	(2.1)	(1.5)	(4.1)	(2.7)
Amortization of intangibles	(1.7)	(1.7)	(3.4)	(3.4)
Other charges	(7.1)	—	(9.9)	—
Gross profit	$87.0	$68.1	$168.7	$135.0
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

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
OpComms:	89.4%	85.1%	86.9%	84.2%
Telecom	60.5%	63.1%	62.3%	62.8%
Datacom	25.7%	16.0%	21.4%	16.4%
Consumer and Industrial	3.2%	6.0%	3.2%	5.0%
Lasers	10.6%	14.9%	13.1%	15.8%

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

	Three Months Ended				Six Months Ended
	December 31, 2016		December 26, 2015		December 31, 2016		December 26, 2015
Net revenue:
Americas:
United States	$35.6	13.4%	$28.0	12.8%	$71.5	13.7%	$62.5	14.5%
Mexico	48.7	18.4	36.5	16.7	88.5	16.9	78.3	18.2
Other Americas	1.9	0.7	5.0	2.3	5.9	1.1	12.8	3.0
Total Americas	$86.2	32.5%	$69.5	31.8%	$165.9	31.7%	$153.6	35.7%

Asia-Pacific:
Hong Kong	$75.7	28.6%	$51.8	23.8%	$134.0	25.6%	$82.6	19.1%
Japan	21.3	8.0	21.0	9.6	52.6	10.1	46.0	10.7
Thailand	16.9	6.4	25.5	11.7	45.5	8.7	44.0	10.2
Other Asia-Pacific	36.1	13.6	20.8	9.5	72.9	13.9	42.3	9.8
Total Asia-Pacific	$150.0	56.6%	$119.1	54.6%	$305.0	58.3%	$214.9	49.8%

EMEA	$28.8	10.9%	$29.7	13.6%	$52.2	10.0%	$62.4	14.5%

Total net revenue	$265.0		$218.3		$523.1		$430.9
Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above.
Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions):

	December 31, 2016	July 2, 2016
Property, Plant and Equipment, net
United States	$86.9	$69.0
Canada	18.3	21.4
China	68.1	46.6
Thailand	44.0	43.8
Other Asia-Pacific	0.3	0.2
EMEA	2.0	2.4
Total Property, Plant and Equipment, net	$219.6	$183.4

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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification ("ASC"), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventory Valuation

•	Stock-based Compensation

•	Goodwill and Intangibles

•	Long-lived Asset Valuation

•	Restructuring

•	Derivative Liability

•	Income Taxes
Derivative Liability

Starting in three months ended December 31, 2016, the Company assessed the derivative liability to be one of the critical accounting policies. The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as non-controlling interest redeemable convertible preferred stock in our combined and consolidated balance sheet and is measured at its redemption value. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. On a quarterly basis, the derivative liability is marked to market based on the fair value of the conversion feature, with the resulting income or loss recorded as unrealized loss on derivative liability on our consolidated statements of operations. The determination of fair value includes various inputs, including volatility and interest rate assumptions. However, the change in the fair value of our common stock has the largest impact to the fair value of the derivative.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of our board of directors.
During the second quarter of fiscal 2017, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 2, 2016 provides a more complete discussion of our critical accounting policies and estimates.
Recently Issued Accounting Pronouncements
Refer to "Note 2. Recently Issued Accounting Pronouncements" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Segment net revenue:
OpComms	89.3%	85.1%	87.0%	84.2%
Lasers	10.7	14.9	13.0	15.8
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	66.6	68.0	67.1	67.9
Amortization of acquired technologies	0.6	0.8	0.6	0.8
Gross profit	32.8	31.2	32.3	31.3
Operating expenses:
Research and development	14.6	16.1	14.5	16.1
Selling, general and administrative	11.7	11.8	10.7	13.9
Restructuring and related charges	1.5	0.5	1.3	0.5
Total operating expenses	27.8	28.4	26.5	30.5
Income from operations	5.0	2.8	5.8	0.9
Unrealized gain (loss) on derivative liabilities	1.8	(1.1)	(3.4)	—
Interest and other income (expense), net	(0.1)	(0.2)	—	(0.2)
Income before income taxes	6.7	1.5	2.4	0.6
Provision for income tax	2.3	0.2	0.7	—
Net income	4.4%	1.3%	1.7%	0.6%

Financial Data for the three and six months ended December 31, 2016 and December 26, 2015

The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 31, 2016	December 26, 2015	Change	Percentage Change	December 31, 2016	December 26, 2015	Change	Percentage Change
Segment net revenue:
OpComms	$236.6	$185.8	$50.8	27.3%	$454.9	$362.9	$92.0	25.4%
Lasers	28.4	32.5	(4.1)	(12.6)	68.2	68.0	0.2	0.3
Net revenue	$265.0	$218.3	$46.7	21.4%	$523.1	$430.9	$92.2	21.4%

Gross profit	$87.0	$68.1	$18.9	27.8%	$168.7	$135.0	$33.7	25.0%
Gross margin	32.8%	31.2%			32.3%	31.3%

Research and development	38.7	35.0	3.7	10.6%	75.6	69.4	6.2	8.9%
Percentage of net revenue	14.6%	16.0%			14.5%	16.1%

Selling, general and administrative	31.0	25.8	5.2	20.2%	56.1	59.8	(3.7)	(6.2)%
Percentage of net revenue	11.7%	11.8%			10.7%	13.9%

Restructuring and related charges	4.0	1.1	2.9	263.6%	6.9	2.1	4.8	228.6%
Percentage of net revenue	1.5%	0.5%			1.3%	0.5%

Net Revenue
Net revenue increased by $46.7 million, or 21.4%, during the three months ended December 31, 2016 compared to the three months ended December 26, 2015. This increase was primarily due to an increase in net revenue from our OpComms segment, partially offset by a decrease in revenue from our Lasers segment.
OpComms net revenue increased by $50.8 million, or 27.3%, during the three months ended December 31, 2016 compared to the three months ended December 26, 2015, driven by an increase in demand for our 100G datacom products.
Lasers net revenue decreased by $4.1 million, or 12.6%, during the three months ended December 31, 2016 compared to the three months ended December 26, 2015. This change was primarily due to lower demand for our solid state lasers and ultrafast lasers products.
Net revenue increased by $92.2 million, or 21.4%, during the six months ended December 31, 2016 compared to the six months ended December 26, 2015. This increase was primarily due to an increase in net revenue from our OpComms segment.
OpComms net revenue increased by $92.0 million, or 25.4%, during the six months ended December 31, 2016 compared to the six months ended December 26, 2015, driven by an increase in demand for our 100G datacom and supertransport blade products.
Lasers net revenue increased by $0.2 million, or 0.3%, during the six months ended December 31, 2016 compared to the six months ended December 26, 2015. This change was primarily due to an increase in revenue for our fiber lasers products and partially offset by a decrease in revenue for our ultrafast lasers products.

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and EMEA. Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, but the location of the end customers may differ. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that represented 10% or more of our total net revenue (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 31, 2016		December 26, 2015		December 31, 2016		December 26, 2015
Net revenue:
Americas:
United States	$35.6	13.4%	$28.0	12.8%	$71.5	13.7%	$62.5	14.5%
Mexico	48.7	18.4	36.5	16.7	88.5	16.9	78.3	18.2
Other Americas	1.9	0.7	5.0	2.3	5.9	1.1	12.8	3.0
Total Americas	$86.2	32.5%	$69.5	31.8%	$165.9	31.7%	$153.6	35.7%

Asia-Pacific:
Hong Kong	$75.7	28.6%	$51.8	23.8%	$134.0	25.6	$82.6	19.1%
Japan	21.3	8.0	21.0	9.6	52.6	10.1	46.0	10.7
Thailand	16.9	6.4	25.5	11.7	45.5	8.7	44.0	10.2
Other Asia-Pacific	36.1	13.6	20.8	9.5	72.9	13.9	42.3	9.8
Total Asia-Pacific	$150.0	56.6%	$119.1	54.6%	$305.0	58.3%	$214.9	49.8%

EMEA	$28.8	10.9%	$29.7	13.6%	$52.2	10.0%	$62.4	14.5%

Total net revenue	$265.0		$218.3		$523.1		$430.9
Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and six months ended December 31, 2016 and December 26, 2015 (in millions, except for percentages):

			Gross Margin				Gross Margin
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
OpComms	$86.7	$57.1	36.6%	30.7%	$157.7	$112.7	34.7%	31.1%
Lasers	11.2	14.2	39.4%	43.7%	28.4	28.4	41.6%	41.8%
Segment total	$97.9	$71.3	36.9%	32.7%	$186.1	$141.1	35.6%	32.7%
Unallocated corporate items (1)	(10.9)	(3.2)			(17.4)	(6.1)
Total	$87.0	$68.1	32.8%	31.2%	$168.7	$135.0	32.3%	31.3%
(1) The unallocated corporate items for the three month periods presented include the effects of amortization of acquired developed technology intangible assets, share-based compensation, warranty charges, and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.

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
Segment Gross Margin
OpComms
OpComms gross margin during the three months ended December 31, 2016 increased by 5.9% to 36.6% from 30.7% in the three months ended December 26, 2015. The improvement was due to an increase in higher margin 100G datacom products.  To a lesser extent, the positive impact from cost reductions was offset by inventory charges.
OpComms gross margin during the six months ended December 31, 2016 increased by 3.6% to 34.7% from 31.1% in the six months ended December 26, 2015. The improvement was due to an increase in volumes of high margin products.  To a lesser extent, the positive impact from cost reductions was offset by inventory charges.
Lasers
Lasers gross margin during the three months ended December 31, 2016 decreased by 4.3% to 39.4% from 43.7% in the three months ended December 26, 2015. The decrease was due mainly to lower sales volumes of our high margin fiber lasers.
Lasers gross margin during the six months ended December 31, 2016 was relatively flat compared to the six months ended December 26, 2015.
Research and Development ("R&D")
R&D expense increased by $3.7 million, or 10.6%, for the three months ended December 31, 2016 compared to the three months ended December 26, 2015. The increase in R&D expense was primarily due to the increase in the headcount related expense of $3.3 million during the three months ended December 31, 2016.
R&D expense increased by $6.2 million, or 8.9%, for the six months ended December 31, 2016 compared to the six months ended December 26, 2015. The increase in R&D expense was primarily due to the increased headcount related expense of $4.5 million and stock-based compensation of $1.6 million during the six months ended December 31, 2016.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative ("SG&A")
SG&A expense increased by $5.2 million, or 20.2%, during the three months ended December 31, 2016 compared to the three months ended December 26, 2015. The increase was primarily attributable to the increased employee compensation of $1.7 million, stock-based compensation of $1.5 million, and facility spend related to expansion of $2.2 million during the three months ended December 31, 2016.
SG&A expense decreased by $3.7 million, or 6.2%, during the six months ended December 31, 2016 compared to the six months ended December 26, 2015. The change was primarily driven by pre-Separation costs of $8.2 million during the six months ended December 26, 2015, that were not repeated in the 2016 period, offset by the increase in headcount of $3.1 million and stock-based compensation of $1.1 million during the six months ended December 31, 2016.
We may experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have reduced costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions. We estimate annualized cost savings of $13.9 million as of December 31, 2016, excluding any one-time charge as a result of the restructuring activities described below. Refer to "Note 10. Restructuring and Related Charges" in the Notes to Consolidated Financial Statements.
As of December 31, 2016, our total restructuring accrual was $6.0 million. During the three and six months ended December 31, 2016, we recorded $4.0 million and $6.9 million, respectively, in restructuring and related charges. Of the $4.0 million and

$6.9 million charge recorded during the three months and six months ended December 31, 2016, $1.3 million and $1.7 million, respectively, was related to severance, retention, lease termination costs, and employee benefits, and $2.7 million and $5.2 million, respectively, was related to other restructuring related charges which include relocation costs, equipment set-up costs, product qualification costs, facilities, and equipment costs to vacate facilities and consolidate operations. The timing of cash payments associated with these restructuring related charges and exit costs is dependent upon the type of restructuring charge and can extend over multiple periods.
The total amount expected to be incurred under the fiscal 2015 Plan is $6.8 million, of which $1.7 million was incurred during the six months ended December 31, 2016. The cumulative amount incurred as of December 31, 2016 is $5.5 million.
As of December 26, 2015, our total restructuring accrual was $4.3 million. During the three and six months ended December 26, 2015, we recorded $1.1 million and $2.1 million, respectively, in restructuring charges. These charges are primarily due to a previously announced restructuring plan for our Bloomfield, Connecticut site for severance and benefits. Refer to “Note 10. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements. The Company is expected to pay these charges in fiscal 2018.
Interest and Other Income (Expense), Net
Interest and other income (expense), net is comprised substantially of gains and losses associated with the re-measurement of non-functional currency denominated monetary assets and liabilities, as well as other transactions outside of the normal course of business.
Interest and other income (expense), net was $(0.2) million and $0.0 million, respectively, during the three and six months ended December 31, 2016 as compared to $(0.5) million and $(0.7) million, respectively, for the three and six months ended December 26, 2015. The change was primarily due to higher foreign exchange gains for the three and six months ended December 31, 2016.
Unrealized gain (loss) on derivative liabilities
The change in the fair value of the bifurcated embedded derivative of gain of $4.8 million and loss of $17.9 million, respectively, for three and six months ended December 31, 2016, is primarily related to the change in the price of the Company's underlying common stock and is reflected in the consolidated statements of operations as "Unrealized gain (loss) on derivative liability".
For further discussion of our derivative liability, see "Note 8. Derivative Liability" in the Notes to Consolidated Financial Statements.
Provision for Income Taxes
The effective tax rate was 34.1% and 31.1% for the three and six months ended December 31, 2016, respectively.  The amounts differ from the statutory rate of 35.0% primarily due to operating profit generated in lower rate jurisdictions.
We recorded a tax provision of $6.1 million and $3.8 million for the three and six months ended December 31, 2016, respectively. We recorded a tax provision of $0.5 million and $0.2 million for the three and six months ended December 26, 2015, respectively.
The Company’s tax provision for both the three and six months ended December 31, 2016 was primarily due to the tax effect of our operating profits, non-deductible stock-based compensation, and unrecognized tax benefits offset by the benefit from the utilization of US deferred tax assets that were subject to a full valuation allowance.
The tax provision for both the three and six months ended December 26, 2015 was primarily attributable to the utilization of U.S. tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.
For further discussion of our income tax provision, see "Note 11. Income Taxes" in the Notes to Consolidated Financial Statements.
Contractual Obligations
We presented our contractual obligations at July 2, 2016 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the six months ended December 31, 2016, other than as noted under the section entitled "Note 13. Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Financial Condition
Liquidity and Capital Resources
As of December 31, 2016 and July 2, 2016, our cash and cash equivalents of $155.9 million and $157.1 million, respectively, were held predominantly in the United States, Cayman Islands, Canada, China and Japan. The total amount of cash outside the United States as of December 31, 2016 is $103.6 million. Although the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, strategic transactions and partnerships, acquisitions, dividends that may be declared, and future stock repurchase programs. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of December 31, 2016, our consolidated balance of cash and cash equivalents decreased by $1.2 million, to $155.9 million from $157.1 million as of July 2, 2016. The decrease in cash and cash equivalents was mainly due to capital expenditures exceeding operating activities during the six months ended December 31, 2016.
Operating Cash Flow
Cash provided by operating activities was $55.5 million during the six months ended December 31, 2016, primarily resulting from $8.4 million of net income and $60.4 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles, unrealized gain on derivative liability, offset by changes in excess tax benefit associated with stock-based compensation and changes in operating assets and liabilities of $13.3 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $22.0 million due to the timing of collections, an increase in inventories of $20.1 million related to the growth in our business, offset by a decrease in accrued expenses and other current and non-current liabilities of $12.5 million and a decrease in accrued payroll and related expenses of $9.6 million.
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
Investing Cash Flow
Cash used in investing activities was for capital expenditures of $64.3 million and $35.7 million during the six months ended December 31, 2016 and December 26, 2015, respectively.
Financing Cash Flow
Cash provided by financing activities was $9.0 million during the six months ended December 31, 2016 resulting primarily from issuance of common stock under the employee stock plan.
Cash provided by financing activities was $130.1 million during the six months ended December 26, 2015 resulting primarily from net transfers from Viavi.

Liquidity and Capital Resources Requirements
We expect our primary liquidity and capital spending requirements over at least the next 12 months to be the funding of our operating activities and capital expenditures. We believe that our cash and cash equivalents as of December 31, 2016, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies which is mainly due to cash held in banks. As of December 31, 2016, our foreign denominated cash was principally in the following currencies: Japanese Yen, Chinese Yuan, Swiss Francs, and Canadian Dollar. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, for the three months ended December 31, 2016 and December 26, 2015, we recorded unrealized gain (loss) of $0.3 million and $0.4 million, respectively, and for the six months ended December 31, 2016 and December 26, 2015, we recorded unrealized gain (loss) of $0.5 million and $(0.1) million, respectively, in the interest and other income (expense), net in the Consolidated Statements of Operations included in this Form 10-Q. If the exchange rate between the U.S. Dollar and Japanese Yen, Chinese Yuan and Canadian Dollar had increased or decreased by 10%, our local currency expenses would have increased or decreased by $3.3 million during the six months ended months ended December 31, 2016.
Equity Price Risk
We are exposed to equity price risk related to the conversion option embedded in our Series A preferred stock. Our Series A Preferred Stock is convertible, at the option of the holder, into shares of our common stock commencing on the second anniversary of the closing of the securities purchase (absent a change of control of us or similar event) using a conversion price of $24.63. This conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. On a quarterly basis, the derivative liability is marked to market based on the fair value of the conversion feature, with the resulting income or loss recorded as unrealized (gain) loss on derivative liability on our consolidated statements of operations. The determination of fair value includes various inputs, including volatility and interest rate assumptions (see "Note 8. Derivative Liability"). However, the change in the fair value of our common stock has the largest impact to the fair value of the derivative. Based on a hypothetical $10.00 per share increase or decrease in the fair value of our common stock, our net income would be reduced or increased by approximately ($14.0) million or $13.3 million, respectively.

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

The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technological and market trends. The introduction of new products also requires significant investment to ramp up production capacity, for which benefit may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that address these issues and provide solutions that meet our customers’ current and future needs.

The market for optical communications products in particular has matured over time and these products have increasingly become subject to commoditization. Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we remain reliant on an integrated customer and market approach that anticipates end customer needs as Telecom and Datacom requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for established legacy products. If we fail to continue to develop enhanced or new products, or over time are unable to adjust our cost structure to continue to competitively price more mature technologies, our financial condition and results of operations could be materially and adversely affected.
Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI Incorporated, Acacia Communications, Inc., Applied Optoelectronics, Inc., Coherent, Inc., Finisar Corporation, Fujitsu Optical Components, Furukawa Electric Co., Ltd., InnoLight Technology Corporation, IPG Photonics Corporation, Neophotonics Corporation, Newport Corporation acquired by MKS Instruments, Oclaro, Inc., Rofin-Sinar Technologies Inc. acquired by Coherent, Inc. and Sumitomo Electric Industries, Ltd. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match. For example, in November 2016, Coherent acquired Rofin-Sinar . This and other acquisitions may intensify competition in the Lasers market. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.

The manufacture of our products may be adversely affected if our contract manufacturers and suppliers fail to meet our production requirements or if we are unable to manufacture certain products in our manufacturing facilities.
We rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished-good products. We depend on these manufacturers to meet our production requirements and to provide quality products to our customers. Despite rigorous testing for quality, both by us and our contract manufacturers, we may receive and ship defective products. We may incur significant costs to correct defective products which could include harm to our reputation and result in the loss of future sales, result in indemnification costs or costs to replace or repair the defective products, litigation and damage to our reputation and customer relations. Defective products may also cause diversion of management attention from our business and product development efforts. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters or economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet customer demand and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
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
In addition, the closing of our Bloomfield, Connecticut manufacturing facility will require the transfer to other manufacturing sites of complex technologies and processes. If we are unable to transfer the technology and processes for the products we currently manufacture in the Bloomfield facility successfully, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
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
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. We depend on the continued supply and quality of the materials, packages and components that they supply to us. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.

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
As a result of our international operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending;

•	the imposition of government controls, inclusive of critical infrastructure protection;

•	changes or limitations in trade protection laws or other regulatory requirements, which may affect our ability to import or export our products from various countries;

•	varying and potentially conflicting laws and regulations;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market;

•	political developments of foreign nations;

•
the impact of the following on service provider and government spending patterns: political considerations, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.

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
We have made acquisitions of other businesses or technologies in the past and we will continue to review acquisition and other strategic opportunities.  Such strategic transactions involve numerous risks, including the following:

•	diversion of management’s attention from normal daily operations of the business;

•	unforeseen expenses, delays or conditions imposed upon the acquisition or transaction, including due to required regulatory approvals or consents;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	the ability to retain and obtain required regulatory approvals, licenses and permits;

•	difficulties and costs in integrating the operations, technologies, products, IT and other systems, facilities and personnel of the purchased businesses;

•	potential difficulties in completing projects associated with in-process R&D;

•	an acquisition or strategic transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies;

•	difficulty forecasting revenues and margins;

•	dilution of our current stockholders as a result of any issuance of equity securities as acquisition consideration;

•	expenditure of cash that would otherwise be available to operate our business; and

•	incurrence of indebtedness on terms that are unfavorable to us or that we are unable to repay.
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
Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in managing our supply chain and monitoring customer accounts, among other things. We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity may also require transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.
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
From time to time we have been, and in the future we may become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see “Part II, Item 1. Legal Proceedings.”
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
Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF-over-fiber products, as well as certain products and technical data, are developed with government funding, and are currently subject to ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.
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

•
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
As of the last business day of our second quarter of fiscal 2017, our market capitalization held by non-affiliates exceeded $700 million. On this basis, we anticipate that we will qualify as a “large accelerated filer” as of the end of our fiscal year 2017, at which time we will cease to qualify as an emerging growth company and for the various reporting requirement exemptions described above. Among other things, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources. We anticipate incurring additional professional service fees and other operating expenses as a result of this and other public company reporting requirements that will apply to us in future fiscal periods.
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
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could cause us to delay reporting of our financial results, be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments. Any such failures could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ stock market.
Risks Related to Our Common Stock
Our stock price may be volatile and may decline regardless of our operating performance.
Our common stock is listed on NASDAQ under the symbol “LITE.” Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low sales prices of our common stock has ranged from $13.97 to $38.65, through December 31, 2016. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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
Any sales of substantial amounts of our common stock in the public market or the perception that such sales might occur may cause the market price of our common stock to decline. Our issued and outstanding shares of common stock can be freely tradable without restriction or registration under the Securities Act, unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act, which may include Viavi as discussed below. We are unable to predict whether large amounts of our common stock will be sold in the open market~~.~~
Following the Separation, Viavi retained 11.7 million shares of our common stock, representing an ownership interest of 19.9% of our total shares outstanding.  As of December 31, 2016, Viavi held a total of 1.7 million shares of our common stock, which was less than 5% of our total shares outstanding. Pursuant to a stockholder’s and registration rights agreement with Viavi, Viavi will be required to vote such shares in proportion to the votes cast by our other stockholders. In order to not jeopardize the tax-free status of the distribution, Viavi is required to dispose of such retained shares of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event later than three years after the distribution. Pursuant to the stockholder’s and registration rights agreement, upon the request of Viavi, we will effect the registration under applicable securities laws of the shares of common stock retained by Viavi. Subject to limited exceptions, we do not have the right to prevent or delay the sale of our shares by Viavi pursuant to the stockholder’s and registration right agreement. Any disposition by Viavi, or any significant stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could materially increase the volatility of our stock price and adversely affect prevailing market prices for our common stock.
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

ITEM 6.    EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1*	Form of Restricted Stock Award Agreement	8-K	10.1	11/9/2016
10.2*	2015 Equity Incentive Plan, as amended	8-K	10.2	11/9/2016
10.3*	Executive Officer Performance-Based Incentive Plan	8-K	10.3	11/9/2016
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X
* Indicates management contract or compensatory plan.

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

LUMENTUM HOLDINGS INC.

Date:	February 7, 2017	By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer