Form 10-Q
period 2017-04-01
Lumentum Holdings Inc.
filed 2017-05-04
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
 OR
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 28, 2017, the Registrant had 61,149,950 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net revenue	$255.8	$230.4	$778.9	$661.3
Cost of sales	172.0	165.9	523.0	458.4
Amortization of acquired technologies	1.7	1.7	5.1	5.1
Gross profit	82.1	62.8	250.8	197.8
Operating expenses:
Research and development	37.3	35.3	112.9	104.7
Selling, general and administrative	28.1	28.0	84.2	87.8
Restructuring and related charges	3.1	1.8	10.0	3.9
Total operating expenses	68.5	65.1	207.1	196.4
Income (loss) from operations	13.6	(2.3)	43.7	1.4
Unrealized loss on derivative liabilities	(56.6)	(4.8)	(74.5)	(5.0)
Interest and other expenses, net	(1.4)	(0.4)	(1.4)	(1.1)
Loss before income taxes	(44.4)	(7.5)	(32.2)	(4.7)
Provision for income taxes	11.6	0.1	15.4	0.3
Net loss	$(56.0)	$(7.6)	$(47.6)	$(5.0)
Cumulative dividends on Series A Preferred Stock	(0.2)	(0.3)	(0.6)	(0.6)
Accretion of Series A Preferred Stock	—	—	—	(11.7)
Net loss attributable to common stockholders	$(56.2)	$(7.9)	$(48.2)	$(17.3)

Net loss per share attributable to common stockholders
Basic	$(0.92)	$(0.13)	$(0.80)	$(0.29)
Diluted	$(0.92)	$(0.13)	$(0.80)	$(0.29)
Shares used in per share calculation attributable to common stockholders
Basic	61.0	59.2	60.4	59.0
Diluted	61.0	59.2	60.4	59.0

See accompanying notes to unaudited consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net loss	$(56.0)	$(7.6)	$(47.6)	$(5.0)
Other comprehensive income (loss):
Net change in cumulative translation adjustment	1.9	3.8	(2.7)	(3.2)
Comprehensive loss	$(54.1)	$(3.8)	$(50.3)	$(8.2)

See accompanying notes to unaudited consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	April 1, 2017	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$577.9	$157.1
Accounts receivable, net of allowance for doubtful accounts of $1.5 and $0.9 as of April 1, 2017 and July 2, 2016, respectively	185.4	170.5
Inventories	116.9	100.6
Prepayments and other current assets	61.4	61.3
Total current assets	941.6	489.5
Property, plant and equipment, net	246.6	183.4
Goodwill and intangibles, net	22.3	19.9
Deferred income taxes, net	31.1	31.9
Other non-current assets	2.9	1.6
Total assets	$1,244.5	$726.3
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND EQUITY
Current liabilities:
Accounts payable	$118.4	$118.3
Accrued payroll and related expenses	31.1	26.5
Income taxes payable	0.4	1.9
Accrued expenses	23.0	14.9
Other current liabilities	19.2	12.1
Total current liabilities	192.1	173.7
Convertible note	313.4	—
Derivative liabilities	214.7	10.3
Other non-current liabilities	19.9	9.1
Total liabilities	740.1	193.1
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A preferred stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of April 1, 2017, and July 2, 2016	35.8	35.8
Total redeemable convertible preferred stock	35.8	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 shares authorized, 61,105,106 and 59,580,596 shares issued and outstanding as of April 1, 2017, and July 2, 2016, respectively	0.1	0.1
Additional paid-in capital	489.8	467.7
Retained earnings (deficit)	(28.0)	20.2
Accumulated other comprehensive income	6.7	9.4
Total stockholders’ equity	468.6	497.4
Total liabilities and stockholders' equity	$1,244.5	$726.3

See accompanying notes to unaudited consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	April 1, 2017	April 2, 2016
OPERATING ACTIVITIES:
Net loss	$(47.6)	$(5.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	39.1	35.1
Stock-based compensation	24.7	20.5
Unrealized loss on derivative liabilities	74.5	5.0
Amortization of acquired technologies and other intangibles	5.4	5.4
Loss on disposal of property, plant and equipment	—	0.6
Excess tax benefit associated with stock-based compensation	(5.2)	—
Amortization of discount and issuance costs on 0.25% Convertible Senior Notes due 2024	1.0	—
Changes in operating assets and liabilities:
Accounts receivable	(14.9)	(11.6)
Inventories	(14.0)	(9.6)
Prepayments and other current and non-current assets	(7.9)	(11.0)
Deferred taxes, net	0.4	(0.2)
Accounts payable	(18.2)	32.7
Accrued payroll and related expenses	4.5	9.7
Income taxes payable	15.0	(1.6)
Accrued expenses and other current and non-current liabilities	15.1	3.5
Net cash provided by operating activities	71.9	73.5
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(100.0)	(63.4)
Acquisition of businesses, net of cash acquired	(5.1)	—
Net cash used in investing activities	(105.1)	(63.4)
FINANCING ACTIVITIES:
Net transfers from Viavi	—	132.2
Proceeds from the issuance of 0.25% Convertible Senior Notes due 2024, net of issuance costs	443.2	—
Excess tax benefit associated with stock-based compensation	5.2	—
Payment of dividends - preferred stock	(0.6)	(0.3)
Payment of financing obligation related to acquisition	—	(2.3)
Proceeds from employee stock plans	3.7	—
Proceeds from the exercise of stock options	3.2	1.8
Net cash provided by financing activities	454.7	131.4
Effect of exchange rates on cash and cash equivalents	(0.7)	1.2
Increase in cash and cash equivalents	420.8	142.7
Cash and cash equivalents at beginning of period	157.1	14.5
Cash and cash equivalents at end of period	$577.9	$157.2
Supplemental disclosure of cash flow information:
Cash paid for taxes	$8.3	$1.3
Accretion of preferred series stock to redemption value	—	11.7
Unpaid property, plant and equipment in accounts payable	15.0	—
Issuance costs in current liabilities	0.9	—

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

See accompanying notes to unaudited consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

On July 31, 2015, prior to the Separation (as described below), JDSU transferred substantially all of the assets and liabilities and operations of the CCOP segment and WaveReady product lines to Lumentum. Financial statements for periods prior to the Separation were prepared on a stand-alone basis and were derived from JDSU’s consolidated financial statements and accounting records. The Company prepared consolidated financial statements for the period from June 28, 2015 to August 1, 2015 where expenses were allocated to the Company using estimates that it considers to be a reasonable reflection of the utilization of services provided to, or benefits received by, the Company. Since August 1, 2015, the Company has prepared consolidated financial statements as an independent stand-alone basis pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and are in conformity with generally accepted accounting principles in the United States (GAAP). In the opinion of management, these consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated financial statements for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

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
As of April 1, 2017, Viavi held a total of 0.4 million shares of our common stock, which is under 1% of our total shares outstanding.
See "Note 3. Related Party Transactions" in the Notes to Unaudited Consolidated Financial Statements regarding the relationships we have with Viavi.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

us and other businesses of Viavi prior to Separation were reflected as net transfers to and from Viavi as a component of financing activities in the consolidated statements of cash flows.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenue and expenses and the disclosure of commitments and contingencies during the reporting periods. We base estimates on historical experience and on various assumptions about the future believed to be reasonable based on available information. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, stock-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty, valuation of derivative liabilities, and accounting for income taxes. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more current information.
Accounting Policies
Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, stock-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty, valuation of derivative liabilities, and accounting for income taxes.
There have been no material changes in our significant accounting policies during the nine months ended April 1, 2017 compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016. The accompanying unaudited interim consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
Note 2. Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles -Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating the quantitative test (“Step 2”) for impairment for any reporting unit with a zero or negative carrying amount based on a qualitative assessment (“Step1”). The provisions of ASU 2017-04 are effective for impairment tests beginning after December 15, 2019, which would be our second quarter of fiscal 2020, and may be early adopted on a prospective basis for impairment tests performed at January 1, 2017. The Company does not expect ASU 2017-04 to have a material impact on its financial position, operational results, or cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU No. 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU No. 2017-01 are effective for annual periods beginning after December 15, 2017 and may be early adopted for certain transactions that have occurred before the effective, but only when the underlying transaction has not been reported in the financial statements that have been issued or made available for issuance. The Company does not believe the implementation of ASU 2017-01 will have a material effect on its financial position, operational results, or cash flows.
In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Subtopic 230) (“ASU 2016-18”). The new guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-18 on its consolidated financial statements.
In October 2016, FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets other than Inventory. The new guidance removes the prohibition in ASC 740 against the immediate recognition of the current and deferred

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax effects of intra-entity transfers of assets other than inventory. The new guidance will be effective for us in our first quarter of fiscal 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-16 on our consolidated financial statements.
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
In March 2016, FASB issued ASU 2016-09, Stock Compensation ASU 718 - Improvements to Employee Share-Based Payment Accounting. This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect that the adoption of this standard will have on its consolidated financial statements or results of operations.
In February 2016, FASB issued ASU 2016-02, Leases. The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard is effective for us in our first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.
In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10) (“ASU 2016-01”). The new standard provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.
In April 2015, FASB issued ASU 2015-04 Compensation-Retirement Benefits to provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The Company adopted this guidance effective first quarter of fiscal 2017 on a prospective basis. No prior periods were retrospectively adjusted. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures. The change will not have a material impact on its consolidated financial position, results of operations and cash flows.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The standard is effective for us for our first quarter of fiscal 2019. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
From time to time, new accounting pronouncements are issued by the FASB, or other standards setting bodies, that are adopted by the Company as of the specified effective date. The Company is currently evaluating the impact of recently issued standards that are not yet effective, whether they will have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.
Note 3. Related Party Transactions
Transactions with Viavi
During the three and nine months ended April 1, 2017, the Company recognized revenue of $1.0 million and $2.5 million, respectively, from products sold to Viavi. During the three and nine months ended April 2, 2016, the Company recognized revenue of $0.9 million and $2.4 million, respectively, for products sold to Viavi.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and nine months ended April 1, 2017, the Company recorded $0.1 million and $0.5 million, respectively, in research and development cost reimbursement from Viavi. For the three and nine months ended April 2, 2016, the Company recorded $0.5 million and $1.7 million, respectively, in research and development cost reimbursement.
During the three and nine months ended April 1, 2017, the Company recorded $0.2 million and $0.6 million, respectively, in sublease rental income from Viavi. For the three and nine months ended April 2, 2016, the Company recorded and $0.2 million and $0.5 million, respectively, in sublease rental income from Viavi.
As of April 1, 2017 and July 2, 2016, the Company had $0.5 million and $1.1 million, respectively, in trade accounts receivable due from Viavi. The Company did not have any trade payables due to Viavi as of  April 1, 2017 or July 2, 2016.
As of April 1, 2017, the Company had $0.1 million in other payables due to Viavi. As of July 2, 2016, the Company had $2.0 million in other receivables from Viavi. The Company had no other receivables from Viavi as of April 1, 2017 or other payables due to Viavi as of July 2, 2016.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no allocations of expenses from Viavi for the three and nine months ended April 1, 2017, and the three months ended April 2, 2016. During the nine months ended April 2, 2016, allocated costs from Viavi included in the accompanying consolidated statements of operations were as follows (in millions):

Nine Months Ended
April 2, 2016
Selling, general and administrative expenses	$11.7
Interest and other (income) expenses, net	(0.1)
Interest expense	0.1
Total allocated expenses	$11.7
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Numerator:
Net loss	$(56.0)	$(7.6)	$(47.6)	$(5.0)
Less: Cumulative dividends on Series A Preferred Stock	(0.2)	(0.3)	(0.6)	(0.6)
Less: Accretion of Series A Preferred Stock	—	—	—	(11.7)
Net loss attributable to common stockholders	$(56.2)	$(7.9)	$(48.2)	$(17.3)
Denominator:
Weighted-average number of common shares outstanding
Basic	61.0	59.2	60.4	59.0
Diluted	61.0	59.2	60.4	59.0
Net loss per share attributable to common stockholders:
Basic	$(0.92)	$(0.13)	$(0.80)	$(0.29)
Diluted	$(0.92)	$(0.13)	$(0.80)	$(0.29)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of the Company's common stock to existing holders of JDSU common stock. The weighted average number of common stock outstanding is calculated as the number of shares of common stock outstanding immediately following the Separation through April 2, 2016, and the weighted average number of shares outstanding following the Separation through April 1, 2017. Diluted earnings per share is calculated by dividing net income attributable to common stockholders for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Separation.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Senior Convertible Notes have no impact to diluted earnings per share during the three and nine months ended April 1, 2017, as the Company has to settle the Notes in cash until the Tax Matters Agreement settlement condition is met. If the TMA settlement condition is met, we intend to apply the treasury stock method to determine the potential dilutive effect of the Notes as a result of the Company’s intent and ability to settle the principle amount of the Notes in Cash. Refer to "Note 9. Convertible Senior Notes" for further discussion.
Note 5. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments and defined benefit obligation.
As of April 1, 2017 and July 2, 2016, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Foreign currency translation adjustments	Defined benefit obligation, net of tax	Total
Beginning balance as of July 2, 2016	$11.7	$(2.3)	$9.4
Other comprehensive loss	(2.7)	—	(2.7)
Ending balance as of April 1, 2017	$9.0	$(2.3)	$6.7
The Company evaluates the assumptions over fair value of defined benefit obligation annually and makes changes as necessary.
Note 6. Mergers and Acquisitions
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities. We acquired all of the outstanding shares of the company. In connection with the acquisition, we paid upfront cash consideration of $5.1 million, incurred liabilities of $2.7 million contingent upon the achievement of certain production targets being achieved within 36 months following the acquisition date, and retained $0.9 million of the purchase price as security for the seller’s indemnification obligations under the purchase agreement. This resulted in total purchase consideration of $8.7 million.
The Company estimated the acquisition date fair value of the contingent consideration as the present value of the expected contingent payments, determined using a probabilistic approach. The Company is required to reassess the fair value of contingent payments on a periodic basis. The Company estimated the likelihood of meeting the production targets at 90 percent and recorded the fair value of such contingent consideration in accrued liabilities on the interim consolidated balance sheet as of April 1, 2017. This contingent consideration will result in a cash payment of $3.0 million, if and when the production targets are achieved.
The amount retained to cover any potential liabilities is payable at the 15 month anniversary of the close date. The Company is currently unaware of any claims that would be made against this amount and anticipates that it will be paid in full on the due date.
We recorded the assets acquired and liabilities assumed at their estimated fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The following table reflects the preliminary fair values of assets acquired and liabilities assumed (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents	$—
Accounts receivable, net	0.1
Inventories	1.9
Prepayments and other current assets	0.2
Property, plant and equipment, net	0.8
Developed technology	2.4
Goodwill	5.6
Accounts payable	(0.4)
Accrued expenses and payroll	(0.2)
Deferred revenue	(1.1)
Deferred tax liability	(0.6)
Total value of assets acquired and liabilities assumed	$8.7
As of the acquisition date, developed technology of the target business had an estimated useful life of six years. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition and the assembled workforce. Goodwill has been assigned to the Optical Communications segment and is not deductible for tax purposes.
Results of operations of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma statements have not been presented because they are not material to our consolidated results of operations.
Note 7. Balance Sheet and Other Details
Inventories
The components of inventories were as follows (in millions):

	April 1, 2017	July 2, 2016
Finished goods	$58.2	$46.1
Work in process	35.6	25.5
Raw materials and purchased parts	23.1	29.0
Inventories	$116.9	$100.6

Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	April 1, 2017	July 2, 2016
Capitalized manufacturing overhead	$33.1	$27.3
Prepayments	8.6	6.4
Advances to contract manufacturers	10.3	10.3
Due from (to) Viavi, net	—	2.0
Other current assets	9.4	15.3
Prepayments and other current assets	$61.4	$61.3
Amount due from (to) Viavi, net represents certain obligations to be reimbursed from Viavi, net of payables, pursuant to the Separation and Distribution Agreement and Contribution Agreement.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	April 1, 2017	July 2, 2016
Land	$10.5	$5.9
Buildings and improvement	35.7	28.9
Machinery and equipment	443.2	378.5
Furniture and fixtures and software	33.0	32.2
Leasehold improvements	29.8	28.6
Construction in progress	65.1	44.1
	617.3	518.2
Less: Accumulated depreciation	(370.7)	(334.8)
Property, plant and equipment, net	$246.6	$183.4
During the three and nine months ended April 1, 2017, we recorded depreciation expense of $14.1 million and $39.1 million, respectively. During the three and nine months ended April 2, 2016, we recorded depreciation expense of $11.3 million and $35.1 million, respectively. Our construction in progress includes primarily machinery and equipment that was purchased to increase our manufacturing capacity. We expect to place these assets in service in next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	April 1, 2017	July 2, 2016
Warranty accrual (Note 15)	$8.1	$2.8
Restructuring accrual and related charges (Note 12)	5.3	5.5
Deferred revenue	4.6	2.7
Others	1.2	1.1
Other current liabilities	$19.2	$12.1
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	April 1, 2017	July 2, 2016
Asset retirement obligation	$2.1	$2.3
Pension and related accrual	3.4	3.5
Deferred rent	3.2	1.6
Restructuring accrual and related charges	—	0.2
Unrecognized tax benefit	6.2	0.1
Other non-current liabilities	5.0	1.4
Other non-current liabilities	$19.9	$9.1
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Series A Preferred Stock is referred to as our Non-Controlling Interest Redeemable Convertible Preferred Stock within these consolidated financial statements.
The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as non-controlling interest redeemable convertible preferred stock in our consolidated balance sheet. The Series A Preferred Stock is measured at its redemption value.  The Series A Preferred Stock value of $35.8 million as of December 26, 2015 has not changed from prior periods. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability.  The derivative liability is measured at fair value each reporting period with the change in fair value recorded in the consolidated statements of operations. See "Note 10. Derivative Liabilities" in the Notes to Unaudited Consolidated Financial Statements regarding the derivative liability for the Series A Preferred Stock.

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
The accrued dividends as of April 1, 2017 and July 2, 2016 are $0.2 million and $0.2 million, respectively. Dividends paid were $0.6 million and $0.3 million for the nine months ended April 1, 2017 and April 2, 2016, respectively.
Redemption
Optional redemption by the Company

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 9. Convertible Senior Notes
On March 8, 2017, the Company issued $450.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2024 (the “Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as trustee (the “Indenture”). The Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.
The Notes will bear interest at a rate of 0.25% per year. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The Notes will mature on March 15, 2024, unless earlier repurchased by the Company or converted pursuant to their terms.
The initial conversion rate of the Notes is 16.4965 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $60.62 per share, a 132.5% premium to the fair market value at the date of issuance. Prior to the close of business on the business day immediately preceding December 15, 2023, the Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. In addition, upon the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
Until such time as the Company satisfies the Tax Matters Agreement settlement condition (“TMA settlement condition”, as described below), the Company is required to satisfy its conversion obligation solely in cash. However, if the Company has satisfied the TMA share settlement condition, the Company may satisfy its conversion obligation in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.
The TMA settlement condition can be met by the Company either receiving (i) an opinion of a nationally recognized accounting firm selected by the Company and Viavi by mutual consent to the effect that the issuance of the Notes and the shares of Common Stock upon conversion of the Notes (assuming for each such purpose that Physical Settlement applies and the maximum number of Additional Shares have been added to the Conversion Rate) does not result in the imposition or incurrence of certain taxes upon Viavi, the Company, their respective Affiliates or any third party to which any of Viavi, the Company or their respective Affiliates is or may become liable in connection with the failure of the Separation to qualify as a transaction in which no income, gain or loss is recognized under Section 355 and Section 368(A)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) (including any tax resulting from the application of Section 355(d) or Section 355(e) of the Code to the Separation but only to the extent such tax is not reduced by a tax asset) or (ii) the consent of Viavi to the issuance of the Notes and the shares of Common Stock upon conversion of the Notes (assuming for each such purpose that Physical Settlement applies and the maximum number of Additional Shares have been added to the Conversion Rate), in each case, in a manner that the Company has determined satisfies the requirements of the Tax Matters Agreement with Viavi. All capitalized terms not previously defined have the definitions set forth in the Indenture.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may not redeem the Notes prior to their maturity date and no sinking fund is provided for the Notes. Upon the occurrence of a fundamental change, holders may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest.
The Company considered the features embedded in the notes other than the conversion feature, including the holders' put feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.
Because the Company can only settle the notes in cash until the TMA settlement condition is met, the Company determined that the conversion feature meets the definition of a derivative liability. The Company separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the notes of $320.1 million before issuance costs was allocated to the debt component. The Company incurred approximately $7.7 million in transaction costs in connection with the issuance of the notes. These costs were allocated to the debt component and recognized as a debt discount. The Company amortizes the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the Notes using the effective interest method. The effective interest rate of the Notes is 5.4% per year. As of April 1, 2017, the remaining debt discount amortization period was 83 months.
As of April 1, 2017, the Notes consisted of the following (in millions):

Liability component:	April 1, 2017
Principal	$450.0
Unamortized debt discount	(136.6)
Net carrying amount of the liability component	$313.4
Carrying amount of the embedded derivative liability	$168.6
The carrying value of the derivative liability related to the Notes as of April 1, 2017 was $168.6 million. Refer to "Note 10. Derivative Liabilities".
The following table sets forth interest expense information related to the 2024 Notes:

	Three Months Ended		Nine Months Ended
(in millions, except percentages)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Contractual interest expense	$0.1	—	$0.1	—
Amortization of the debt discount	1.0	—	1.0	—
Total interest cost	$1.1	—	$1.1	—
Effective interest rate on the liability component	5.4%	—%	5.4%	—%
The Notes have no impact to diluted earnings per share during the three and nine months ended April 1, 2017, as the Company has to settle the Notes in cash until the TMA settlement condition is met. If the TMA settlement condition is met, we intend to apply the treasury stock method to determine the potential dilutive effect of the Notes as a result of the Company’s intent and ability to settle the principal amount of the Notes in cash.
Note 10. Derivative Liabilities
We estimate the fair value of the embedded derivatives for the Series A Preferred Stock and Notes using the binomial lattice model. We applied the lattice model to value the embedded derivatives using a "with-and-without method," where the value of the Series A Preferred Stock or Notes, including the embedded derivative, is defined as the "with", and the value of the Series A Preferred Stock or Notes, excluding the embedded derivative, is defined as the "without". The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate for the Series A Preferred Stock; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price and the volatility results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivatives for the Series A Preferred Stock and Notes are primarily related to the change in the price of the Company's underlying common stock and are reflected in the consolidated statements of operations as "Unrealized loss on derivative liabilities".

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized loss on derivative liabilities amounted to $56.6 million and $74.5 million for the three and nine months ended April 1, 2017, respectively, and $4.8 million and $5.0 million for the three and nine months ended April 2, 2016, respectively.
The Company is required to reassess the fair value of contingent payments on a quarterly basis. The following table provides a reconciliation of the fair value of the embedded derivatives for the Series A Preferred Stock and Notes measured by significant unobservable inputs (Level 3) for the three and nine months ended April 1, 2017:

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
(in millions)
Balance as of beginning of period	$28.2	$9.9	$10.3	$—
Fair value of the embedded derivative for the Series A Preferred Stock at issuance	—	—	—	9.7
Fair value of the embedded derivative for the Notes at issuance	129.9	—	129.9	—
Unrealized loss on the Notes derivative liability	38.7	—	38.7	—
Unrealized loss on the Series A Preferred Stock derivative liability	17.9	4.8	35.8	5.0
Balance as of end of period	$214.7	$14.7	$214.7	$14.7
The following table summarizes the assumptions used to determine the fair value of the embedded derivative for the Notes at the issuance date and as of April 1, 2017:

	April 1, 2017	March 8, 2017
Stock price	$53.35	$45.50
Conversion price	$60.60	$60.60
Expected term (years)	7	7
Expected annual volatility	45.0%	45.0%
Risk-free rate	2.22%	2.40%
The following table summarizes the assumptions used to determine the fair value of the embedded derivative for Series A Preferred Stock:

	April 1, 2017	July 2, 2016
Stock price	$53.35	$23.65
Conversion price	$24.63	$24.63
Expected term (years)	3.36	4.11
Expected annual volatility	45.0%	40.0%
Risk-free rate	1.58%	0.96%
Preferred yield	8.13%	8.84%

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill by operating segments during the nine months ended April 1, 2017 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 2, 2016	$—	$5.4	$5.4
Addition	5.6	—	5.6
Currency translation	—	(0.2)	(0.2)
Balance as of April 1, 2017	$5.6	$5.2	$10.8
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2016, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three and nine months ended April 1, 2017, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technology and Other Intangibles
We allocated acquired developed technology and other intangibles resulting from past acquisitions to our Commercial Lasers operating segment.
In the fiscal third quarter of 2017, we completed the acquisition with $2.4 million acquired developed technology which was allocated to Optical Communications operating segment. The following tables present details of our acquired developed technology and other intangibles (in millions):

As of April 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$105.2	$(93.9)	$11.3
Other	9.4	(9.2)	0.2
Total Intangibles	$114.6	$(103.1)	$11.5

As of July 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.0	$(88.9)	$14.1
Other	9.4	(9.0)	0.4
Total Intangibles	$112.4	$(97.9)	$14.5
During the three and nine months ended April 1, 2017, the Company recorded $1.8 million and $5.4 million, respectively, of amortization related to acquired developed technology and other intangibles.
During the three and nine months ended April 2, 2016, the Company recorded $1.8 million and $5.4 million, respectively, of amortization expense relating to acquired developed technology and other intangibles.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents details of our amortization (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Cost of sales	$1.7	$1.7	$5.1	$5.1
Operating expense	0.1	0.1	0.3	0.3
Total	$1.8	$1.8	$5.4	$5.4
Based on the carrying amount of acquired developed technology and other intangibles as of April 1, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Remainder of 2017	$1.8
2018	3.2
2019	3.0
2020	2.5
Thereafter	1.0
Total amortization	$11.5
Note 12. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, optimize the manufacturing of our products and align our business in response to the market conditions. As of April 1, 2017 and July 2, 2016, our total restructuring accrual was $5.3 million and $5.7 million, respectively.
During the three and nine months ended April 1, 2017, we recorded $3.1 million and $10.0 million, respectively, in restructuring and related charges in the consolidated statements of operations. Of the $3.1 million and $10.0 million charge recorded during the three months and nine months ended April 1, 2017, $0.4 million and $2.0 million, respectively, was related to severance, retention, lease termination costs, and employee benefits; and $2.7 million and $7.8 million, respectively, was related to other restructuring related charges which include relocation costs, equipment set-up costs, product qualification costs, facilities, and equipment costs to vacate facilities and consolidate operations. The timing of cash payments associated with these restructuring related charges and exit costs is dependent upon the type of restructuring charge and can extend over multiple periods.
As of April 2, 2016, our total restructuring accrual was $3.8 million. During the three and nine months ended April 2, 2016, we recorded $1.8 million and $3.9 million, respectively, in restructuring and related charges in the consolidated statements of operations. Of the $1.8 million and $3.9 million charge recorded during the three months and nine months ended April 1, 2017, $0.4 million and $1.7 million, respectively, was related to severance, retention, lease termination costs, and employee benefits; and $1.4 million and $2.2 million, respectively, was related to other restructuring related charges which include relocation costs, equipment set-up costs, product qualification costs, facilities, and equipment costs to vacate facilities and consolidate operations. The timing of cash payments associated with these restructuring related charges and exit costs is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the restructuring accrual related to all of our restructuring plans described below as of April 1, 2017, were as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2015 & earlier Restructuring Plan			Fiscal 2016 Restructuring Plan
	Restructuring Charges	Exit Costs	Other Charges	Restructuring Charges	Total
Liability as of July 2, 2016	$4.5	$0.5	$—	$0.7	$5.7
Charges	2.2	—	7.8	—	10.0
Payments	(1.8)	(0.1)	(7.8)	(0.7)	(10.4)
Liability as of April 1, 2017	$4.9	$0.4	$—	$—	$5.3
As of April 1, 2017, our restructuring liability includes $5.3 million in short-term other current liabilities. Our consolidated balance sheets do not have any non-current restructuring liabilities as of April 1, 2017.
As of July 2, 2016, our restructuring liability includes $5.5 million in short-term other current liabilities and $0.2 million in other non-current liabilities on the consolidated balance sheets.
Note 13. Income Taxes
The effective tax rate was (26.1)% and (47.8)% for the three and nine months ended April 1, 2017, respectively.  The amounts differ from the statutory rate of 35.0% primarily due to the non-deductible unrealized loss from the embedded derivatives for the Series A Preferred Stock and the Notes, non-deductible stock-based compensation and partially offset by foreign rate differential, R&D tax credits and the utilization of U.S. deferred tax assets that were subject to a full valuation allowance.
The Company recorded a tax provision of $11.6 million and $15.4 million for the three and nine months ended April 1, 2017, respectively. The Company recorded a tax provision of $0.1 million and $0.3 million for the three and nine months ended April 2, 2016, respectively. The quarterly provision for income taxes is based on the estimated annual effective tax rate, plus any discrete items for the respective year. The Company updates its estimated annual effective tax rate at the end of each quarterly period and which takes into account estimates of annual pre-tax income, the geographical mix of pre-tax income, and permanent book-to-tax differences.
The Company’s tax provision for both the three and nine months ended April 1, 2017, was primarily due to the discrete impact of the non-deductible unrealized loss from the embedded derivatives for the Series A Preferred Stock and the Notes, non-deductible stock-based compensation and partially offset by foreign rate differential, R&D tax credits and the utilization of U.S. deferred tax assets that were subject to a full valuation allowance.
The Company’s tax provision for both the three and nine months ended April 2, 2016 was primarily attributable to the utilization of U.S. tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.
The Company’s net deferred tax assets relate predominantly to the Canadian tax jurisdiction for which it has recognized a partial valuation allowance against such deferred tax assets. The Company weighed all available positive and negative evidence and determined that due to the limited carryover period of certain tax attributes in Canada, there is a continued need for a partial valuation allowance against these deferred tax assets as of April 1, 2017. The change in the Company’s valuation allowance position in the future may have a material impact to net income in the period such adjustment is made.
The Company also evaluates the ability to realize its U.S. net deferred tax assets based upon all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed all available positive and negative evidence and determined that due to cumulative losses in the United States, there is a continued need for a full valuation allowance against the U.S. deferred tax assets as of April 1, 2017.
As of April 1, 2017 and April 2, 2016, the Company has $6.2 million and $0.1 million, respectively, in its liability for unrecognized tax benefits, which, if recognized, would affect the effective tax rate. The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The timing for the resolution and closure of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. The estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Stock Option Plans
On June 23, 2015, the board of directors of JDSU approved, and subsequently, our sole stockholder adopted, the 2015 Equity Incentive Plan (the "2015 Plan") under which 8.5 million shares of our Common Stock were authorized for issuance. The 2015 Plan was ratified by the Company’s board of directors on July 31, 2015.  In connection with our Separation from JDSU on August 1, 2015, outstanding JDSU equity-based awards, held by employees continuing employment with the Company after the Separation, were converted into equity-based awards under the 2015 Plan, reducing the number of shares remaining available for grant under the 2015 Plan. As of immediately following our Separation from JDSU, 2.1 million shares of our Common Stock were subject to outstanding equity-based awards under the 2015 Plan that were converted from JDSU equity-based awards.
On November 4, 2016, the Company’s stockholders approved an amendment to increase the number of shares that may be issued under the 2015 Plan by 3.0 million shares and to approve the material terms of the 2015 Plan.
As of April 1, 2017, the Company had 2.6 million stock options, performance stock units, restricted stock awards, and restricted stock units outstanding under the 2015 Plan. Performance stock units, restricted stock awards, and restricted stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of the time-based performance stock units, restricted stock awards, or restricted stock units is based on the closing market price of the Company’s common stock on the date of award.
The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. As of April 1, 2017, 6.6 million shares of common stock under the 2015 Plan were available for grant.
Employee Stock Purchase Plan
On June 23, 2015, the board of directors of JDSU approved, and subsequently, our sole stockholder adopted, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our Common Stock were authorized for issuance. The 2015 Purchase Plan was ratified by our board of directors on July 31, 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Code. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.6 million shares remained available for issuance as of April 1, 2017.
Restricted Stock Units
Each restricted stock unit (“RSU”) granted under the 2015 Plan is a bookkeeping entry representing an amount equal to the fair market value of one share. RSUs result in a payment to a holders if any performance goals or other vesting criteria are achieved or the awards otherwise vest.  The administrator determines in its sole discretion whether an award will be settled in stock, cash, or a combination of both.
Generally, our RSUs have service conditions, performance conditions, or a combination of both and are expected to vest over one to four years. The fair value of the time-based RSUs is based on the closing market price of the common stock on the date of award.
Restricted Stock Awards
Restricted stock awards (“RSAs”) under the 2015 Plan are grants of shares of our common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Restricted stock awards are expected to vest over one to four years, and the shares acquired may not be transferred by the holder until the vesting conditions (if any) are satisfied.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three and nine months ended April 1, 2017 and April 2, 2016 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Cost of sales	$1.9	$2.2	$6.0	$4.9
Research and development	3.0	2.5	8.8	6.7
Selling, general and administrative	3.2	3.5	10.2	9.4
	$8.1	$8.2	$25.0	$21.0
Approximately $1.2 million and $1.2 million of stock-based compensation was capitalized to inventory as of April 1, 2017 and July 2, 2016, respectively. The table above includes allocated stock-based compensation from Viavi of $0.5 million for the nine months ended April 2, 2016. There were no allocations to stock-based compensation from Viavi during the nine months ended April 1, 2017. Refer to "Note 3. Related Party Transactions" in the Notes to Unaudited Consolidated Financial Statements.
Stock Option, Restricted Stock Awards, and Restricted Stock Units Activity
We granted no stock options during the three and nine months ended April 1, 2017. The total intrinsic value of options exercised by our employees during the three and nine months ended April 1, 2017 was $1.0 million and $4.6 million, respectively. The total intrinsic value of options exercised by our employees during the three and nine months ended April 2, 2016 was $0.6 million and $0.7 million, respectively.
In connection with these exercises, the tax benefit realized during the three and nine months ended April 1, 2017 was $2.3 million and $5.2 million, respectively. For the three and nine months ended April 2, 2016 there was no tax benefit related to options exercised.
As of April 1, 2017, $50.2 million of stock-based compensation cost related to RSUs, performance stock units (“PSUs”), and RSAs granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2 years.
The following table summarizes our stock option, RSA, and RSU activities during the three and nine months ended April 1, 2017 (amount in millions except per share amounts):

	Available for Grant	Options Outstanding		Restricted Stock Units/Awards Outstanding
		Number of Shares	Weighted-Average Exercise Price	Number of Shares (PSU)	Number of Shares (RSU/RSA)	Weighted-Average Grant Date Fair Value
Balances as of July 2, 2016	4.7	0.3	$17.83	0.1	2.5	$21.04
Authorized	3.0
Granted	(1.3)	—	—	—	1.3	34.09
Exercised / Vested	—	(0.2)	14.61	(0.1)	(1.1)	21.30
Canceled	0.2	—	—	—	(0.2)	23.10
Balances as of April 1, 2017	6.6	0.1	28.33	—	2.5	27.70

Vested and expected to vest		0.1	$28.33	—	2.3	$27.62

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan (“ESPP”) Activity
The ESPP expense we recorded for the three and nine months ended April 1, 2017 was $0.7 million and $2.0 million, respectively. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period. During the three and nine months ended April 1, 2017, there were 188,864 shares issued to employees through the ESPP program in one offering period from May 16, 2016 to November 15, 2016.
The first offering period for 2015 Purchase Plan was from November 17, 2015 to May 15, 2016. The ESPP expense recorded for the three and nine months ended April 2, 2016 amounted to $0.6 million and $0.8 million, respectively.
Note 15. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of April 1, 2017, the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Remainder of 2017	$1.7
2018	6.5
2019	6.0
2020	4.6
2021	3.6
Thereafter	6.9
Total minimum operating lease payments	$29.3
Included in the future minimum lease payments table above is $0.5 million related to lease commitments in connection with our restructuring and related activities. Refer to "Note 12. Restructuring and Related Charges" in the Notes to Unaudited Consolidated Financial Statements.
Acquisition Contingencies
The Company incurred contingent liabilities in the amount of $3.6 million in connection with the February 2017 acquisition. The amount of $2.7 million is payable in 36 months following the acquisition date contingent upon meeting certain production targets. The Company retained $0.9 million of the purchase price to cover any potential liabilities under the representations, warranties and indemnifications included in the purchase agreement, the amount is payable at the 15 month anniversary of the close date. Refer to "Note 6. Mergers and Acquisitions".
0.25% Convertible Senior Notes due 2024
The future interest and principal payments related to the Notes are as follows as of April 1, 2017:

Remainder of 2017	$—
2018	1.2
2019	1.1
2020	1.1
2021	1.1
Thereafter	452.8
Total Notes payments	$457.3

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Obligations
Purchase obligations of $110.5 million as of April 1, 2017, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
Product Warranties
We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We typically offer a twelve month warranty for most of our products. However, in some instances depending upon the product, product component or application of our products by the end customer, our warranties can vary and generally range from six months to five years. We estimate the costs of our warranty obligations on an annualized basis based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The following table presents the changes in our warranty reserve during the three and nine months ended April 1, 2017 and April 2, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Balance as of beginning of period	$8.7	$3.1	$2.8	$2.8
Provision for warranty	0.6	0.8	9.3	2.5
Utilization of reserve	(1.2)	(0.8)	(4.0)	(2.3)
Adjustments related to pre-existing warranties (including changes in estimates)	—	(1.3)	—	(1.2)
Balance as of period end	$8.1	$1.8	$8.1	$1.8
Environmental Liabilities
Our research and development ("R&D"), manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulations imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our Laser products include diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net revenue:
OpComms	$216.1	$197.2	$671.0	$560.1
Lasers	39.7	33.2	107.9	101.2
Net revenue	$255.8	$230.4	$778.9	$661.3
Gross profit:
OpComms	71.5	58.7	229.2	171.4
Lasers	16.4	15.5	44.8	43.9
Total segment gross profit	87.9	74.2	274.0	215.3
Unallocated amounts:
Stock-based compensation	(1.9)	(2.2)	(6.0)	(4.9)
Amortization of intangibles	(1.7)	(1.7)	(5.1)	(5.1)
Other charges	(2.2)	(7.5)	(12.1)	(7.5)
Gross profit	$82.1	$62.8	$250.8	$197.8
The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom and Consumer and Industrial markets which accounted for more than 10% or more of our total net revenue during the last three fiscal years:

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
OpComms:	84.5%	85.6%	86.1%	84.7%
Telecom	64.5%	60.7%	63.0%	62.0%
Datacom	15.2%	19.8%	19.4%	17.6%
Consumer and Industrial	4.8%	5.1%	3.7%	5.1%
Lasers	15.5%	14.4%	13.9%	15.3%

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended				Nine Months Ended
	April 1, 2017		April 2, 2016		April 1, 2017		April 2, 2016
Net revenue:
Americas:
United States	$34.7	13.6%	$28.8	12.5%	$106.2	13.6%	$91.3	13.8%
Mexico	70.0	27.4	34.4	14.9	158.5	20.3	112.7	17.0
Other Americas	1.5	0.6	5.1	2.2	7.4	1.0	17.9	2.7
Total Americas	$106.2	41.6%	$68.3	29.6%	$272.1	34.9%	$221.9	33.5%

Asia-Pacific:
Hong Kong	$47.2	18.5%	$67.9	29.5%	$181.2	23.3%	$150.5	22.7%
Japan	25.9	10.1	19.8	8.6	78.5	10.1	65.8	10.0
Thailand	21.3	8.3	20.5	8.9	66.8	8.6	64.5	9.8
Other Asia-Pacific	25.1	9.8	27.0	11.7	98.0	12.6	69.3	10.5
Total Asia-Pacific	$119.5	46.7%	$135.2	58.7%	$424.5	54.6%	$350.1	53.0%

EMEA	$30.1	11.8%	$26.9	11.7%	$82.3	10.6%	$89.3	13.5%

Total net revenue	$255.8		$230.4		$778.9		$661.3
Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above.
Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions):

	April 1, 2017	July 2, 2016
Property, Plant and Equipment, net
United States	$85.2	$69.0
Canada	14.8	21.4
China	71.6	46.6
Thailand	70.9	43.8
Other Asia-Pacific	1.6	0.2
EMEA	2.5	2.4
Total Property, Plant and Equipment, net	$246.6	$183.4

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, trends in the markets in which we sell our products, our expectations and strategies with respect to market development, business combinations and growth opportunities, factors affecting our sales, gross margins, operating expenses, including selling, general and administrative expense for non-core expenses, capital expenditures and requirements, liquidity, product development and research and development efforts and expense, anticipated cost savings from restructuring transactions, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, and our plans for growth and innovation. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements are based on our assessment of information available to us as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
OpComms
Our OpComms products address the following markets: telecommunications ("Telecom"), data communications ("Datacom"), and Consumer and Industrial markets.
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
Our OpComms customers include Alphabet Inc. (formerly Google), Ciena Corporation, Cisco Systems, Inc., Coriant GmbH, Fujitsu, Huawei Technologies Co. Ltd., Microsoft Corporation and Nokia Networks (including Alcatel-Lucent International).
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification ("ASC"), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventory Valuation

•	Stock-based Compensation

•	Goodwill and Intangibles

•	Long-lived Asset Valuation

•	Restructuring

•	Derivative Liabilities

•	Income Taxes
Except as set forth below, during the third quarter of fiscal 2017, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 2, 2016 provides a more complete discussion of our critical accounting policies and estimates.
Derivative Liabilities
We have determined derivative liabilities to be one of our critical accounting policies. The Series A Preferred Stock is redeemable at the option of the holder after five years and classified as non-controlling interest redeemable convertible preferred stock in our combined and consolidated balance sheet and is measured at its redemption value. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. In March 2017, we issued $450.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due in March 2024 (the "Notes"), unless earlier repurchased by us or converted pursuant to their terms. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability.
On a quarterly basis, the derivative liabilities are marked to market based on the fair value of the conversion features, with the resulting income or loss recorded as unrealized loss on derivative liabilities on our consolidated statements of operations. The determination of fair value includes various inputs, including volatility and interest rate assumptions. However, the change in the fair value of our common stock has the largest impact to the fair value of the derivatives.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.
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

Recently Issued Accounting Pronouncements
Refer to "Note 2. Recently Issued Accounting Pronouncements" in the Notes to Unaudited Consolidated Financial Statements.
RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Segment net revenue:
OpComms	84.5%	85.6%	86.1%	84.7%
Lasers	15.5	14.4	13.9	15.3
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	67.2	72.0	67.1	69.3
Amortization of acquired technologies	0.7	0.7	0.7	0.8
Gross profit	32.1	27.3	32.2	29.9
Operating expenses:
Research and development	14.6	15.3	14.5	15.8
Selling, general and administrative	11.0	12.2	10.8	13.3
Restructuring and related charges	1.2	0.8	1.3	0.6
Total operating expenses	26.8	28.3	26.6	29.7
Income (loss) from operations	5.3	(1.0)	5.6	0.2
Unrealized loss on derivative liabilities	(22.1)	(2.1)	(9.6)	(0.8)
Interest and other expenses, net	(0.5)	(0.2)	(0.2)	(0.2)
Loss before income taxes	(17.3)	(3.3)	(4.2)	(0.8)
Provision for income taxes	4.5	—	2.0	—
Net loss	(21.8)%	(3.3)%	(6.2)%	(0.8)%

Financial Data for the three and nine months ended April 1, 2017 and April 2, 2016

The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 1, 2017	April 2, 2016	Change	Percentage Change	April 1, 2017	April 2, 2016	Change	Percentage Change
Segment net revenue:
OpComms	$216.1	$197.2	$18.9	9.6%	$671.0	$560.1	$110.9	19.8%
Lasers	39.7	33.2	6.5	19.6	107.9	101.2	6.7	6.6
Net revenue	$255.8	$230.4	$25.4	11.0%	$778.9	$661.3	$117.6	17.8%

Gross profit	$82.1	$62.8	$19.3	30.7%	$250.8	$197.8	$53.0	26.8%
Gross margin	32.1%	27.3%			32.2%	29.9%

Research and development	37.3	35.3	2.0	5.7%	112.9	104.7	8.2	7.8%
Percentage of net revenue	14.6%	15.3%			14.5%	15.8%

Selling, general and administrative	28.1	28.0	0.1	0.4%	84.2	87.8	(3.6)	(4.1)%
Percentage of net revenue	11.0%	12.2%			10.8%	13.3%

Restructuring and related charges	3.1	1.8	1.3	72.2%	10.0	3.9	6.1	156.4%
Percentage of net revenue	1.2%	0.8%			1.3%	0.6%

Net Revenue
Net revenue increased by $25.4 million, or 11.0%, during the three months ended April 1, 2017 compared to the three months ended April 2, 2016, driven by an increase in net revenue from our OpComms segment. Also, the three and nine months ended April 2, 2016 included revenue for one additional week.
OpComms net revenue increased by $18.9 million, or 9.6%, during the three months ended April 1, 2017 compared to the three months ended April 2, 2016, driven by an increase in demand for our super-transport blade and modulator products. In addition, the Company shipped significant amounts of next generation 100G transceivers during the three months ended April 1, 2017.
Lasers net revenue increased by $6.5 million, or 19.6%, during the three months ended April 1, 2017 compared to the three months ended April 2, 2016, driven by an increase in demand for our fiber laser products.
Net revenue increased by $117.6 million, or 17.8%, during the nine months ended April 1, 2017 compared to the nine months ended April 2, 2016, driven by  an increase in net revenue from our OpComms segment.
OpComms net revenue increased by $110.9 million, or 19.8%, during the nine months ended April 1, 2017 compared to the nine months ended April 2, 2016, driven by an increase in demand for our 100G datacom and super-transport blade products.
Lasers net revenue increased by $6.7 million, or 6.6%, during the nine months ended April 1, 2017 compared to the nine months ended April 2, 2016, driven by  an increase in demand for our fiber lasers products.

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and EMEA. Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, but the location of the end customers may differ. The following table presents net revenue and percentage of total revenue by the three geographic regions we operate in and net revenue from countries that represented 10% or more of our total net revenue (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 1, 2017		April 2, 2016		April 1, 2017		April 2, 2016
Net revenue:
Americas:
United States	$34.7	13.6%	$28.8	12.5%	$106.2	13.6%	$91.3	13.8%
Mexico	70.0	27.4	34.4	14.9	158.5	20.3	112.7	17.0
Other Americas	1.5	0.6	5.1	2.2	7.4	1.0	17.9	2.7
Total Americas	$106.2	41.6%	$68.3	29.6%	$272.1	34.9%	$221.9	33.5%

Asia-Pacific:
Hong Kong	$47.2	18.5%	$67.9	29.5%	$181.2	23.3	$150.5	22.7%
Japan	25.9	10.1	19.8	8.6	78.5	10.1	65.8	10.0
Thailand	21.3	8.3	20.5	8.9	66.8	8.6	64.5	9.8
Other Asia-Pacific	25.1	9.8	27.0	11.7	98.0	12.6	69.3	10.5
Total Asia-Pacific	$119.5	46.7%	$135.2	58.7%	$424.5	54.6%	$350.1	53.0%

EMEA	$30.1	11.8%	$26.9	11.7%	$82.3	10.6%	$89.3	13.5%

Total net revenue	$255.8		$230.4		$778.9		$661.3
Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and nine months ended April 1, 2017 and April 2, 2016 (in millions, except for percentages):

			Gross Margin				Gross Margin
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
OpComms	$71.5	$58.7	33.1%	29.8%	$229.2	$171.4	34.2%	30.6%
Lasers	16.4	15.5	41.3%	46.7%	44.8	43.9	41.5%	43.4%
Segment total	$87.9	$74.2	34.4%	32.2%	$274.0	$215.3	35.2%	32.6%
Unallocated corporate items (1)	(5.8)	(11.4)			(23.2)	(17.5)
Total	$82.1	$62.8	32.1%	27.3%	$250.8	$197.8	32.2%	29.9%
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

Gross Margin
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-Pacific-based competition), are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. There is also variation in product margin among our products, therefore small variations in product mix, which can be difficult to predict, can have a significant effect on our gross margins. We expect these factors to continue to result in variability of our gross margin.
Segment Gross Margin
OpComms
OpComms gross margin during the three months ended April 1, 2017 increased by 3.3% to 33.1% from 29.8% in the three months ended April 2, 2016. The improvement was primarily due to higher volume and improved product mix.
OpComms gross margin during the nine months ended April 1, 2017 increased by 3.6% to 34.2% from 30.6% in the nine months ended April 2, 2016. The improvement was primarily due to higher volume and improved product mix.
Lasers
Lasers gross margin during the three months ended April 1, 2017 compared to the three months ended April 2, 2016 decreased by 5.4% to 41.3% from 46.7% mainly due to higher manufacturing costs.
Lasers gross margin during the nine months ended April 1, 2017 compared to the nine months ended April 2, 2016 decreased by 1.9% to 41.5% from 43.4% mainly due to higher manufacturing and warranty costs.
Research and Development ("R&D")
R&D expense increased by $2.0 million, or 5.7%, for the three months ended April 1, 2017 compared to the three months ended April 2, 2016. The increase in R&D expense was primarily due to the payroll related expense of $1.6 million during the three months ended April 1, 2017, which includes an increase of stock-based compensation of $0.5 million.
R&D expense increased by $8.2 million, or 7.8%, for the nine months ended April 1, 2017 compared to the nine months ended April 2, 2016. The increase in R&D expense was primarily due to an increase in payroll related expenses of $7.6 million during the nine months ended April 1, 2017, which includes an increase of stock-based compensation of $2.1 million .
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative ("SG&A")
SG&A expense was relatively flat during the three months ended April 1, 2017 compared to the three months ended April 2, 2016. An increase in payroll related expenses of $1.5 million during the three months ended April 1, 2017, was mostly offset by lower outside consultant expenses.
SG&A expense decreased by $3.6 million, or 4.1%, during the nine months ended April 1, 2017 compared to the nine months ended April 2, 2016. The decrease was a result of reduced utilization of outside consultants and separation related expenses of $10.0 million, partially offset by an increase in payroll related expense of $7.0 million, which includes an increase of stock-based compensation of $0.8 million.
We may experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have reduced costs through targeted restructuring efforts intended to consolidate our operations, optimize the manufacturing of our products and align our business in response to market conditions. As of April 1, 2017, we estimate annualized cost savings of $13.7 million from our restructuring actions to date, excluding any one-time charge as a result of the restructuring activities described below. Refer to "Note 12. Restructuring and Related Charges" in the Notes to Unaudited Consolidated Financial Statements.
As of April 1, 2017, our total restructuring accrual was $5.3 million. During the three and nine months ended April 1, 2017, we recorded $3.1 million and $10.0 million, respectively, in restructuring and related charges. Of the $3.1 million and $10.0 million charge recorded during the three months and nine months ended April 1, 2017, $0.4 million and $2.2 million, respectively, was related to severance, retention, lease termination costs, and employee benefits, and $2.7 million and $7.8 million, respectively, was related to other restructuring related charges which include relocation costs, equipment set-up costs, product qualification costs, facilities, and equipment costs to vacate facilities and consolidate operations. The timing of cash payments associated with these restructuring related charges and exit costs is dependent upon the type of restructuring charge and can extend over multiple periods.
As of April 2, 2016, our total restructuring accrual was $3.8 million. During the three and nine months ended April 2, 2016, we recorded $1.8 million and $3.9 million, respectively, in restructuring charges. These charges are primarily due to a previously announced restructuring plan for our Bloomfield, Connecticut site for severance and benefits. Refer to “Note 12. Restructuring and Related Charges” in the Notes to Unaudited Consolidated Financial Statements.
Interest and Other Income (Expense), Net
Interest and other income (expense), net is comprised substantially of gains and losses associated with the re-measurement of non-functional currency denominated monetary assets and liabilities, as well as amortization of the debt discount on the Notes.
Interest and other income (expense), net was $(1.4) million during each of the three and nine months ended April 1, 2017 as compared to $(0.4) million and $(1.1) million, respectively, for the three and nine months ended April 2, 2016. The change was primarily due to amortization of the debt discount on the Notes in the amount of $1.1 million for the three and nine months ended April 1, 2017.
Unrealized gain (loss) on derivative liabilities
Unrealized loss on Series A Preferred Stock derivative liability amounted to $17.9 million and $35.8 million for the three and nine months ended April 1, 2017, respectively, and $4.8 million and $5.0 million for the three and nine months ended April 2, 2016, respectively. Unrealized loss on the Notes derivative liability for the three and nine months ended April 1, 2017 was $38.7 million. The change is primarily related to the change in the price of the Company's underlying common stock and is reflected in the consolidated statements of operations as "Unrealized gain (loss) on derivative liabilities".
For further discussion of our derivative liabilities, see "Note 10. Derivative Liabilities" in the Notes to Unaudited Consolidated Financial Statements.
Provision for Income Taxes
The effective tax rate was (26.1)% and (47.8)% for the three and nine months ended April 1, 2017, respectively.  The amounts differ from the statutory rate of 35.0% primarily due to the non-deductible unrealized loss from the embedded derivatives for the Series A Preferred Stock and the Notes, non-deductible stock-based compensation and partially offset by foreign rate differential, R&D tax credits and the utilization of U.S. deferred tax assets that were subject to a full valuation allowance.
The Company recorded a tax provision of $11.6 million and $15.4 million for the three and nine months ended April 1, 2017, respectively. The Company recorded a tax provision of $0.1 million and $0.3 million for the three and nine months ended April 2, 2016, respectively.
The Company’s tax provision for both the three and nine months ended April 1, 2017 was primarily due to the discrete impact of the non-deductible unrealized loss from the embedded derivatives for the Series A Preferred Stock and the Notes, non-deductible stock-based compensation and partially offset by foreign rate differential, R&D tax credits and the utilization of U.S. deferred tax assets that were subject to a full valuation allowance.
The Company's tax provision for both the three and nine months ended April 2, 2016 was primarily attributable to the utilization of U.S. tax attributes that were subject to a full valuation allowance, and certain Canadian tax incentives.
For further discussion of our income tax provision, see "Note 13. Income Taxes" in the Notes to Unaudited Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual obligations at April 1, 2017, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations—expected cash payments	$2.4	$0.4	$0.4	$0.2	$1.4
Purchase obligations (1)	110.5	105.9	4.5	0.1	—
Operating lease obligations (1)	29.3	6.6	11.0	7.0	4.7
Pension and post-retirement benefit payments	3.4	—	—	0.2	3.2
0.25% Convertible Senior Notes due 2024	450.0	—	—	—	450.0
Interest on 2024 Notes (2)	7.3	1.2	2.2	2.3	1.6
Acquisition contingencies	3.6	—	3.6	—	—
Total	$606.5	$114.1	$21.7	$9.8	$460.9
(1) Refer to "Note 15. Commitments and Contingencies" in the Notes to Unaudited Consolidated Financial Statements.
(2) Includes interest on our 0.25% Convertible Senior Notes due 2024 through September 2023 as we have the right to redeem the notes in whole or in part at any time on or after March 15, 2024.
As of April 1, 2017, other current liabilities on the consolidated balance sheet include $0.5 million for restructuring and related activities in connection with our operating lease obligations disclosed above.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
As of April 1, 2017, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.
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
Financial Condition
Liquidity and Capital Resources
As of April 1, 2017 and July 2, 2016, our cash and cash equivalents of $577.9 million and $157.1 million, respectively, held predominantly in the United States. The total amount of cash outside the United States as of April 1, 2017 is $70.8 million, which is held in Cayman Islands, Canada, China and Japan. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, acquisitions, dividends that may be declared, and future stock repurchase programs. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of April 1, 2017, our consolidated balance of cash and cash equivalents increased by $420.8 million, to $577.9 million from $157.1 million as of July 2, 2016. The increase in cash and cash equivalents was mainly due to proceeds from the issuance of the Notes during the nine months ended April 1, 2017. Refer to "Note 9. Convertible Senior Notes" in the Notes to the Consolidated Financial Statements.
Operating Cash Flow
Cash provided by operating activities was $71.9 million during the nine months ended April 1, 2017, primarily resulting from $47.6 million of net loss and $143.7 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles, unrealized loss on derivative liabilities, offset by changes in excess tax benefit associated with stock-based compensation and changes in operating assets and liabilities of $24.2 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $14.9 million due to the timing of collections, an increase in inventories of $14.0 million, an increase in accounts payable of $18.2 million related to such non-cash items as $15 million unpaid property, plant and equipment and $0.9 million issuance costs in accounts payable, offset by an increase in accrued expenses and other current and non-current liabilities of $15.1 million and an increase in income taxes payable of $15.0 million.
Cash provided by operating activities was $73.5 million during the nine months ended April 2, 2016, primarily resulting from $5.0 million of net loss and $66.6 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and unrealized loss on derivative liabilities, and changes in operating assets and liabilities of $11.9 million. Changes in our operating assets and liabilities related primarily to an increase in accounts payable of $32.7 million, an increase in accrued payroll and related expenses of $9.7 million, an increase in accrued expenses and other current and non-current liabilities of $3.5 million, an increase in accounts receivable of $11.6 million, an increase in inventories of $9.6 million, and an increase in other current and non-current assets of $11.0 million.
Investing Cash Flow
Cash used in investing activities was mainly for capital expenditures of $100.0 million and $63.4 million during the nine months ended April 1, 2017 and April 2, 2016, respectively. During the nine months ended April 1, 2017, changes in investing cash flow also related to the acquisition of a business, $5.1 million of the purchase price for such business was paid during the nine months ended April 1, 2017.
Financing Cash Flow
Cash provided by financing activities was $454.7 million during the nine months ended April 1, 2017, consisting primarily from proceeds of $443.2 million from the issuance of the Notes.
Cash provided by financing activities was $131.4 million during the nine months ended April 2, 2016 resulting primarily from net transfers from Viavi.
Liquidity and Capital Resources Requirements
We expect our primary liquidity and capital spending requirements over at least the next 12 months to be the funding of our operating activities and capital expenditures. We believe that our cash and cash equivalents as of April 1, 2017, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
There are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditures to support our business and growth;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;

•	issuance of debt or equity securities, or other financing transactions, including bank debt;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	the settlement of any conversion or redemption of the Notes in cash.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies which is mainly due to cash held in banks. As of April 1, 2017, our foreign denominated cash was principally in the following currencies: Japanese Yen, Chinese Yuan, Swiss Francs, and Canadian Dollar. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, for the three months ended April 1, 2017 and April 2, 2016, we recorded unrealized gain (loss) of $(0.2) million and $0.6 million, respectively, and for the nine months ended April 1, 2017 and April 2, 2016, we recorded unrealized gain (loss) of $0.3 million and $0.5 million, respectively, in the interest and other income (expense), net in the Consolidated Statements of Operations included in this Form 10-Q. If the exchange rate between the U.S. Dollar and Japanese Yen, Chinese Yuan and Canadian Dollar had increased or decreased by 10%, our local currency expenses would have increased or decreased by $2.8 million during the nine months ended months ended April 1, 2017.
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our Series A Preferred Stock and the Notes. Our Series A Preferred Stock is convertible, at the option of the holder, into shares of our common stock commencing on the second anniversary of the closing of the securities purchase (absent a change of control of us or similar event) using a conversion price of $24.63. The Notes will mature on March 15, 2024, unless earlier repurchased by the Company or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.
The conversion features are bifurcated from the Series A Preferred Stock or the Notes and accounted for separately as derivative liabilities. On a quarterly basis, the derivative liabilities are marked to market based on the fair values of the conversion feature, with the resulting income or loss recorded as unrealized (gain) loss on derivative liabilities on our consolidated statements of operations. The determination of fair values includes various inputs, including volatility and interest rate assumptions (see "Note 10. Derivative Liabilities"). However, the change in the fair value of our common stock has the largest impact to the fair value of the derivatives. Based on a hypothetical $10.00 per share increase or decrease in the fair value of our common stock, our net income would be reduced or increased by approximately ($13.7) million or $13.4 million, respectively for the Preferred Stock derivative and ($55.6) million or $49.0 million, respectively, for the Notes.
Market Risk and Market Interest Risk
On March 2, 2017, we issued $450 million aggregate principal amount of 0.25% Convertible Senior Notes (the “Notes”). Holders may convert their notes prior to maturity under certain circumstances. Until the TMA settlement condition (as described in "Note 9. Convertible Senior Notes") is satisfied, we will satisfy our conversion obligations under the Notes in cash.  Following the satisfaction of the TMA settlement condition, upon conversion, we may satisfy our conversion obligation in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
We do not have economic interest rate exposure related to the Notes, as they have a fixed annual interest rate of 0.25%. We do, however, have interest rate risk because the fair value of our Notes will generally increase when interest rates fall and decrease when interest rates rise. Additionally, the fair value of our Notes may be impacted by price of our common stock. As of April 1, 2017, the estimated fair value of our Notes was $482.0 million based on the closing trading price of the Notes as of the last day of trading for the period. See "Note 9. Convertible Senior Notes" in the Notes to the Consolidated Financial Statements for additional information on the Notes, including the carrying value of the Notes.

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

The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technological and market trends. The introduction of new products also requires significant investment to ramp up production capacity, for which benefit may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs.

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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI Incorporated, Acacia Communications, Inc., Applied Optoelectronics, Inc., Coherent, Inc. (including Rofin-Sinar Technologies Inc.), Finisar Corporation, Fujitsu Optical Components, Furukawa Electric Co., Ltd., InnoLight Technology Corporation, IPG Photonics Corporation, Neophotonics Corporation, Newport Corporation acquired by MKS Instruments, Oclaro, Inc., and Sumitomo Electric Industries, Ltd. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match. For example, in November 2016, Coherent acquired Rofin-Sinar. This and other acquisitions may intensify competition in the Lasers market. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
The manufacture of our products may be adversely affected if our contract manufacturers and suppliers fail to meet our production requirements or if we are unable to manufacture certain products in our manufacturing facilities.
We rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished-good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. Despite rigorous testing for quality, both by us and our contract manufacturers, we may receive and ship defective products. We may incur significant costs to correct defective products which could result in the loss of future sales, indemnification costs or costs to replace or repair the defective products, litigation and damage to our reputation and customer relations. Defective products may also cause diversion of management attention from our business and product development efforts. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters or economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet customer demand and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
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
We have consistently relied on a small number of customers for a significant portion of our sales (please refer to “Note 16. Operating Segments and Geographic Information” in the Notes to Unaudited Consolidated Financial Statements) and we expect that this customer concentration will continue in the future. The majority of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, or we may have excess inventory. Any of these factors could adversely affect our business, financial condition and results of operations.
We contract with a number of large OEM and end-user service providers that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.
Large OEM and end-user service providers comprise a significant portion of our customer base. These customers generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers.  As we seek to expand our sales to existing customers and acquire new customers, we may be required to agree to terms and conditions that are favorable to our customers and that may affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Furthermore, large customers have increased buying power and ability to require onerous terms in our contracts with them. If we are unable to satisfy the terms of these contracts, it could result in liabilities of a material nature, including litigation, damages, additional costs, loss of market share and loss of reputation. Additionally, the terms these large customers require, such as most-favored nation or exclusivity provisions, may impact our ability to do business with other customers and generate revenues from such customers.
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
Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that may be enacted by the new U.S. presidential administration, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including to support product development and introduce new products, address new markets, engage in strategic transactions and partnerships, improve or expand our operating infrastructure or acquire complementary businesses and technologies. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of Convertible Senior Notes due 2024, which we refer to as our convertible notes, and we may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
Any failure, disruption or security breach of our information technology infrastructure or information management systems could have an adverse impact on our business and operations.
Our business depends significantly on effective and efficient information management systems, and the reliability and security of our information technology infrastructure are essential to the health and expansion of our business. For example, the information gathered and processed by our information management systems assists us in managing our supply chain and monitoring customer accounts, among other things. We must continue to expand and update this infrastructure in response to our changing requirements.
In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Any failure to manage, expand and update our information technology infrastructure, including our Enterprise Resource Planning (“ERP”) system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. In addition, we have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity may also require transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.
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
In addition, certain of our significant customers and suppliers have products that are subject to U.S. export controls, and therefore these customers and suppliers may also be subject to legal and regulatory consequences if they do not comply with applicable export control laws and regulations. Such regulatory consequences could disrupt our ability to obtain components from our suppliers, or to sell our products to major customers, which could significantly increase our costs, reduce our revenue and materially adversely affect our business, financial condition and results of operations.
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
We have entered into a tax matters agreement under which we will be subject to certain covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business. In particular, subject to the satisfaction of certain conditions, for two years following the Separation we are prohibited from issuing common stock or securities convertible into our common stock (other than equity compensation awards). As a result, our convertible notes are not convertible into shares of our common stock, and we will satisfy our conversion obligations under notes solely in cash, unless we satisfy certain requirements under the tax matters agreement (the “TMA share settlement conditions);, specifically, that we deliver an opinion of a nationally recognized accounting firm to Viavi regarding certain tax matters in relation to the convertible notes and the issuance of shares upon conversion of the notes, or obtain Viavi’s consent. Our obligations to comply with covenants of this type may discourage or delay a strategic transaction that our stockholders may consider favorable.
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
Our common stock is listed on NASDAQ under the symbol “LITE.” Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low sales prices of our common stock has ranged from $13.97 to $55.9, through April 1, 2017. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	the financial performance of other companies in our industry;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we operate;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation or disputes in which we may become involved;

•	overall market fluctuations; sales of our shares by our officers, directors, or significant stockholders;

•	the timing and amount of dividends and share repurchases, if any; and

•	general economic and market conditions and other external factors.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.
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
Following the Separation, Viavi retained 11.7 million shares of our common stock, representing an ownership interest of 19.9% of our total shares outstanding.  As of April 1, 2017, Viavi held a total of 0.4 million shares of our common stock, which was less than 1% of our total shares outstanding. Pursuant to a stockholder’s and registration rights agreement with Viavi, Viavi will be required to vote such shares in proportion to the votes cast by our other stockholders. In order to not jeopardize the tax-free status of the distribution, Viavi is required to dispose of such retained shares of our common stock that it owns as soon as practicable and consistent with its reasons for retaining such shares, but in no event later than three years after the distribution. Pursuant to the stockholder’s and registration rights agreement, upon the request of Viavi, we will effect the registration under applicable securities laws of the shares of common stock retained by Viavi. Subject to limited exceptions, we do not have the right to prevent or delay the sale of our shares by Viavi pursuant to the stockholder’s and registration right agreement. Any disposition by Viavi, or any significant stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could materially increase the volatility of our stock price and adversely affect prevailing market prices for our common stock.
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
Servicing our convertible notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the convertible notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the convertible notes, or to make cash payments in connection with any conversion of convertible notes or upon any fundamental change if note holders require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
make it more difficult for us to satisfy our debt obligations, including the convertible notes;
increase our vulnerability to general adverse economic and industry conditions;
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
restrict us from exploiting business opportunities;
place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.
Transactions relating to our convertible notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
The conversion of some or all of our convertible notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of such convertible notes. These convertible notes are not convertible into shares of our common stock, and we will satisfy our conversion obligations under notes solely in cash, unless we satisfy the TMA share settlement condition. If following the satisfaction of the TMA share settlement condition, holders elect to convert their convertible notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of such convertible notes could be used to satisfy short positions, or anticipated conversion of such convertible notes into shares of our common stock could depress the price of our common stock.
The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results. Prior to satisfying the TMA share settlement conditions, we expect the conversion option that is part of the convertible notes will be accounted for as a derivative.
Under U.S. Generally Accepted Accounting Principles (“GAAP”), this derivative will be marked to market based on changes in our stock price. These fluctuations could be material and could impact our GAAP earnings. At such time that we satisfy the TMA share settlement conditions, we will evaluate the conversion option under ASC 815 and ASC 470, and if we meet the requirements to account for the conversion option as equity, the value of the conversion option will no longer be marked to market, and will be reclassified to equity. The value of the conversion option derivative at the time of issuance would be treated as an original issue discount for purposes of accounting for the debt component of such instruments, and that original issue discount is accredited as interest expense over the expected term of such instruments using the effective interest method. As a result, we will initially be required to record a greater amount of non-cash interest expense as a result of the accretion of the original issue discount, and the portion of the debt issuance costs allocated to the debt component of the instruments, to the face amount of such instruments over their expected term. Accordingly, we will report lower GAAP net income (or higher net loss) in our financial results because of the recognition of the current period interest charges from the debt discount and the debt component-related issuance costs and from the accrual of the coupon interest for such instruments, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, if the conditional conversion feature of the convertible notes, as the case may be, is triggered, even if the applicable holders do not elect to convert such instruments, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such instruments as a current rather than a long-term liability, which would result in a material reduction of our net working capital.

ITEM 6.    EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Indenture, dated March 8, 2017, between Lumentum Holdings Inc. and U.S. Bank National Association	8-K	4.1	3/8/2017
4.2	Form of 0.250% Convertible Senior Note due 2024 (included in Exhibit 4.1)	8-K	4.2	3/8/2017
10.1	Purchase Agreement, dated as of March 2, 2017, between Lumentum Holdings Inc. and Goldman, Sachs & Co., as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	10.1	3/8/2017
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X
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

LUMENTUM HOLDINGS INC.

Date:	May 4, 2017	By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer