Form 10-K
period 2017-07-01
Lumentum Holdings Inc.
filed 2017-08-29
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company	☐	Smaller reporting company	☐
						Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,655 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on December 30, 2016 of $38.65 per share. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 18, 2017, the Registrant had 61,515,528 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended July 1, 2017.

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

PART I
ITEM 1.    BUSINESS
General
Overview
Lumentum Holdings Inc. (“we”, “our”, “Lumentum” or the “Company”) is an industry leading provider of optical and photonic products addressing a range of end market applications including data communications (“Datacom”) and telecommunications (“Telecom”) networking and commercial lasers (“commercial lasers”) for manufacturing, inspection and life-science applications, as defined by revenue and market share. In addition, we are using our core optical and photonic technology and our volume manufacturing capability to expand into emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers are original equipment manufacturers (“OEMs”) that incorporate our products into their products which address end-market applications. For example, we sell fiber optic components that our network equipment manufacturer (“NEM”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Increasingly, we are also selling Datacom products to owners and operators of large data centers, which we refer to as hyperscale datacenters. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers.
We operate in two reportable segments: Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”).
We have a global marketing and sales footprint that enables us to address global market opportunities for our products. We have manufacturing capabilities and facilities in North America, Asia-Pacific and Europe, the Middle East and Africa (“EMEA”) with employees engaged in R&D, administration, manufacturing, support and sales and marketing activities. Our headquarters are located in Milpitas, CA and we employed approximately 2,057 full-time employees around the world as of July 1, 2017.
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
Our business traces its origins to Uniphase Corporation, which was formed in 1979, and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later, a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU broadened the depth and breadth of the OpComms and Lasers businesses, as well as the intellectual property, technology and product offerings, of what is now Lumentum. Notable amongst these acquisitions in the OpComms business were Agility Communications, Inc. in 2005 and Picolight, Inc. in 2007 which respectively brought widely tunable, long wavelength laser technology for metro and long haul networking applications and short wavelength vertical-cavity surface-emitting lasers (“VCSELs”) for enterprise, datacenter networking, and 3D sensing applications. The fundamental laser component technologies which we acquired through these acquisitions, forms the basis of virtually all optical networks today and we believe will continue to do so for the foreseeable future. These technologies will enable us to develop highly integrated products to satisfy our communications customers’ ever increasing needs for smaller, lower power and lower cost optical products. Notable acquisitions in the Lasers business were Lightwave Electronics Corporation in 2005 and Time-Bandwidth Products Inc. (“Time-Bandwidth”) in 2014. Both of these Lasers acquisitions brought high power pulsed solid-state laser products and technology to our business which address the micro laser machining market and expanded our addressable market.
Industry Trends and Business Risks
Our business is driven by end-market applications which benefit from the performance advantages that optical solutions enable.

The OpComms markets we serve are experiencing continually increasing needs for higher data transmission speeds, fiber optic network capacity and network agility. This is driven by rapid growth in both the number of higher bandwidth broadband connections, notably those associated with mobile devices, such as high-definition video, online gaming, cloud computing and the number and scale of datacenters that require fiber optic links to enable the higher speeds and increased scale necessary to deliver high bandwidth video and other services. Our technology, which was originally developed for communications applications is also finding use in other emerging market opportunities including 3D sensing applications that employ our laser technology in mobile devices, computers, augmented and virtual reality and other consumer electronics devices.
In the Lasers markets, customer demand is driven by the need to enable faster, higher precision volume manufacturing techniques with lower power consumption, reduced manufacturing footprint and increased productivity. These capabilities are critical as industries develop products that are smaller and lighter, increasing productivity and yield and lowering their energy consumption.
Our optical and laser solutions, developed in close collaboration with OEM partners, are well positioned to meet demand resulting from these trends. We do, however, expect to continue to encounter a number of industry and market risks and uncertainties. These risks and uncertainties may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and could create quarter over quarter variability in our financial measures. For example, the demand environment in China has fluctuated significantly over the past year, and has created volatility and uncertainty in our future demand. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability and general financial performance may also be affected by: (i) pricing pressures, particularly within our OpComms markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-Pacific-based competitors, and a general commoditization trend for certain products; (ii) high product mix variability which affects revenue and gross margin; (iii) fluctuations in customer buying patterns, which cause volatility in demand, revenue and profitability; and (iv) the current trend of communication industry consolidation, which is expected to continue, that directly affects our customer bases and adds additional risk and uncertainty to our financial and business projections.
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
The table below discloses the percentage of our total net revenue attributable to our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to product offerings within the OpComms segment:

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Optical Communications:	85.6%	84.3%	82.9%
Telecom	61.0%	61.5%	60.6%
Datacom	20.1%	18.1%	17.4%
Consumer and Industrial	4.5%	4.7%	4.9%
Lasers	14.4%	15.7%	17.1%
For further information regarding our operating segments, please refer to “Note 19. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements.
OpComms
Markets
Our OpComms products address the following markets: telecommunications (Telecom), data communications (Datacom) and Consumer and Industrial.
Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fast growing OpComms markets, including reconfigurable optical add/drop multiplexers (“ROADMs”), tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggable transceivers. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks.
In the Consumer and Industrial markets, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, virtual and augmented reality, other consumer electronics devices, and industrial segments. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Systems can also be used for identification, safety, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. Our laser light sources are also used in a variety of other industrial laser and processing applications.
Customers
Our OpComms customers include Ciena, Cisco Systems, Coriant, Fujitsu, Arista, Alphabet (formerly Google), Facebook, Yahoo, Microsoft, Huawei Technologies, FiberHome, Infinera, Microsoft, and Nokia Networks (including Alcatel-Lucent International). During fiscal 2017, 2016, and 2015, net revenue generated from a single customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
CIENA	18.5%	17.1%	14.4%
HUAWEI	16.7%	17.1%	*
CISCO	12.4%	13.0%	11.8%
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
Demand in the Telecom market is driven by new bandwidth-intensive applications that can result in sudden and severe changes in demand almost anywhere on the network. Increasing agility in optical networks by employing ROADMs, wavelength selective switches, wavelength tunable transmission products and other agile optical products provides an effective way to respond to unpredictable bandwidth demands and to manage expenses. With more agile optical networks, a network operator can add capacity by using remote management applications rather than dispatching technicians to perform manual operations in the field.
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

Our optical products are well positioned to meet these demands. Our innovation has resulted in products that have more functionality, are less than half the size, require less power and are more cost-effective, particularly in the area of photonic integrated circuits. Higher levels of integration have also led to development of our Super Transport Blade, which delivers all transport functions (wavelength switching, pre-amplification, post-amplification, optical supervisory channel and monitoring) in a single, integrated platform, essentially replacing three blades with one.
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
Competition
We compete against various public and private companies in the markets we serve. Publicly traded companies providing optical communications components include II-VI , Acacia Communications, Foxconn Interconnect Technology, Finisar, Fujitsu Optical Components, Furukawa Electric, Neophotonics, Oclaro, Applied Optoelectronic, Innolight Technology, and Sumitomo Electric Industries.
Offerings
In addition to a full selection of active and passive components, we offer increasing levels of functionality and integration in modules, circuit packs and subsystems for transmission, amplification, wavelength management and more.
In the Telecom market, we provide transmission and transport solutions for optical networks that make up the backbone of the wireline Telecom infrastructure, thereby enabling the internet. Transmission products, such as our tunable transponder, transceiver and transmitter modules, transmit and receive high-speed data signals at the ingress/egress points of the network. These products use dense wavelength division multiplexing technology to enable high capacity (from 20 to 40Tb/s in the C-Band) links driven by increasing internet demand. We also offer components including tunable lasers, receivers and modulators to address the higher end of these same network applications.
Our transport products, such as ROADMs, amplifiers and optical channel monitors provide switching, routing and conditioning of signals. We also make components for transport, including 980nm, multi-mode and Raman pumps for optical amplifiers, and passive components. Passive components include switches, attenuators, photodetectors, gain flattening filters, isolators, WDM filters, AWG’s, multiplex/de-multiplexers and integrated passive modules.
Our innovation led to the Super Transport Blade, which integrates all major optical transport functions into a single-slot blade. This all-in-one solution reduces the size, cost and power requirements of optical components, incorporates nano wavelength selective switch technology and enables greater chassis density and a smaller footprint.
In the Datacom market, which relies on storing, moving and manipulating vast amounts of data, we offer transmission products, such as our optical transceivers for Fiber Channel and Ethernet applications. Our transceivers are also used to connect servers, switches, routers and other information technology infrastructure critical for today’s email, enterprise resource planning and other cloud services such as streaming of high definition and 4k video.
Our integrated fiber optic transceivers provide cost effective and scalable connectivity and are used in the hardware that runs many of the applications people use daily such as email, social networking, cloud storage, online gaming and streaming video. They are available in several hot-pluggable form factors and allow for very compact, high-density hardware designs.
For the high 100G data rate, we offer several technologies to balance technical and commercial requirements. For high volume, short distance applications we developed our vertical-cavity surface-emitting lasers (“VCSELs”). VCSELs are ideal for short reaches because they are low power consumption, low cost and highly scalable. For high-performance, longer distance applications we have our distributed feedback laser (“DFB”) and electro-absorption modulated laser (“EML”). Our individual lasers and compact laser arrays offer an innovative solution for the LANs, SANs, broadband Internet and metro-area network as well as hyperscale datacenter applications.
Our 3D sensing technology enables real time depth information to any photo or video image. This represents a fundamental transition for image capture akin to the transition from monochrome to color and gives devices the ability to see the world around them in three dimensions. The immediate applications include full body imaging for gaming, 3D scanning for space mapping and facial recognition for security. Emerging applications are in mobile devices, computers, augmented and virtual reality and other consumer electronics devices, automotive, robotics and industrial. 3D sensing can be applied to any device with a camera. The technologies to achieve accurate and stable 3D sensing are converging to laser based solutions. We are a leading supplier of the critical laser illumination sources for 3D sensing systems being used in applications for gaming, computing, mobile devices and home entertainment.
Lasers
Markets
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of original equipment manufacturer (“OEM”) applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. Diode-pumped solid-state lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
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
Customers
Our Lasers customers include Amada, ASML Holding, Beckman Coulter, Becton, Dickinson and Company, DISCO, Electro Scientific Industries, EO Technics, and KLA-Tencor. During fiscal 2017, 2016, and 2015, we did not have any single customer attributable to our Lasers segment that generated net revenue of 10% or more of our total net revenue of the applicable fiscal year.
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
Sheet metal processing and metal welding applications are increasingly using kW-class fiber lasers instead of kW-class CO2 lasers. Fiber lasers generate higher productivity at lower cost in such applications because they exhibit lower power consumption, better quality and generally lower user maintenance costs.
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
Competition
We compete against various public and private companies in the commercial laser markets we serve. Publicly traded companies providing commercial laser products include IPG Photonics and Coherent.
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
Acquisitions
We evaluate strategic opportunities regularly and, where appropriate, may acquire additional businesses, products, or technologies that are complementary to, or broaden the markets for our products. We believe we have strengthened our business model by expanding our addressable markets, customer base and expertise, diversifying our product portfolio and fortifying our core businesses from acquisitions as well as through organic initiatives.
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities. We acquired all of the outstanding shares of the company. In connection with the acquisition, we paid upfront cash consideration of $5.1 million, incurred liabilities of $2.7 million contingent upon the achievement of certain production targets being achieved within 36 months following the acquisition date and retained $0.9 million of the purchase price as security for the seller’s indemnification obligations under the purchase agreement. This resulted in total purchase consideration of $8.7 million.
Please refer to “Note 6. Mergers and Acquisitions” in the Notes to Consolidated Financial Statements.

Restructuring Programs
We continue to engage in targeted restructuring plans primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market needs. We have focused on improving efficiencies and reducing costs by consolidating operations where appropriate, while taking into consideration our current investment strategy, product offerings, core competencies, opportunities to enhance cost efficiency and the availability of alternative manufacturers, as appropriate.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements for information on restructuring charges.
Research and Development
During fiscal 2017, 2016 and 2015, we incurred R&D expenses of $148.3 million, $141.1 million and $140.8 million, respectively. The number of employees engaged in R&D was approximately 598 as of July 1, 2017, 570 as of July 2, 2016 and 550 as of June 27, 2015.
We devote substantial resources to R&D for the development of new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.
In our OpComms segment, we are maintaining our capability to provide products throughout the network, while focusing on several important sub-segments. We are increasing our emphasis on Datacom products, such as 100G and 400G transceivers while we continue to maintain strong investments in Telecom components and modules such as ROADMs and tunable devices needed for long-haul and metro markets. We are also responding to our customers’ requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems and circuit packs. We are providing optical technology for 3D sensing systems that simplify the way that people interact with technology. These solutions are initially being used in computing, mobile, and industrial applications, including automotive applications.
In our Lasers segment, we continue to develop new product offerings in both solid-state and fiber lasers that take advantage of technologies and components we develop. These products are targeted at serving customers engaging in biotechnology, graphics and imaging, remote sensing, and materials processing and precision micromachining markets.
Manufacturing
Our significant manufacturing facilities are located in the United States, Thailand, and Switzerland. In March 2017, we completed the purchase of a property in Thailand for additional manufacturing capacity for our future growth.
Our significant contract manufacturing partners are located primarily in Thailand, Taiwan and China. Contract manufacturers can save a significant amount of dollars on labor, material and other related production expenses. We rely on the capabilities of our contract manufactures to procure the components and manage the inventory in these locations.
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
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of July 1, 2017, we own 681 U.S. patents and 241 foreign patents with expiration dates ranging from 2017 through 2035, and have 153 patent applications pending throughout the world.

Seasonality
Our revenue may be influenced on a quarter to quarter basis by customer demand patterns and new product introductions. Some of our products may be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.
Backlog
Backlog consists of purchase orders for products for which we have assigned shipment dates.
As of July 1, 2017, our backlog was $218.4 million, as compared to $168.5 million as of July 2, 2016. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Employees
As of July 1, 2017, we employed approximately 2,057 full-time employees including approximately 1,084 employees in manufacturing, 598 employees in R&D and 375 employees in SG&A.
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
International Operations
During fiscal 2017, 2016 and 2015, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped, represented 85.2%, 82% and 80.6% of net revenue, respectively. In certain circumstances customers may request shipment of our products to a contract manufacturer in one country, which may differ from the location of their end customers. During fiscal 2017, our net revenue from Hong Kong, Mexico and Japan represented 22.6%, 18.5% and 9.9% of our consolidated net revenue, respectively. During fiscal 2016, our net revenue from Hong Kong, Mexico, and Japan represented 23.7%, 12.5% and 10.3% of our consolidated net revenue, respectively. During fiscal 2015, our net revenue from Hong Kong, Mexico and Japan represented 14.4%, 13.5% and 12.7% of our consolidated net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as presented above.
As of July 1, 2017 and July 2, 2016, long-lived assets, namely our net property, plant and equipment, located outside of the United States comprised 67.8% and 62.4% of our total property, plant and equipment, net, respectively. As of July 1, 2017, 30.1% and 31.2% of our net property, plant and equipment were located in China and Thailand, respectively. As of July 2, 2016, 25.4% and 23.9% of our net property, plant and equipment were located in China and Thailand, respectively.
Please refer to “Note 19. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements. For information regarding risks associated with our international operations, see “Item 1A. Risk Factors.”

Available Information
Our website is located at www.lumentum.com, and our investor relations website is located at www.investor.lumentum.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings at www.sec.gov.

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

The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technological and market trends. The introduction of new products also requires significant investment to ramp up production capacity, for which benefit may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs.

The market for optical communications products in particular has matured over time and these products have increasingly become subject to commoditization. Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we remain reliant on an integrated customer and market approach that anticipates end customer needs as Telecom and Datacom requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for established legacy products. If we fail to continue to develop enhanced or new products, or over time are unable to adjust our cost structure to continue to competitively price more mature products, our financial condition and results of operations could be materially and adversely affected.
Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI, Acacia Communications, Applied Optoelectronics, Coherent (including Rofin-Sinar Technologies), Finisar, Fujitsu Optical Components, Furukawa Electric, InnoLight Technology, IPG Photonics, Neophotonics, Oclaro, and Sumitomo Electric Industries. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match and which may intensify competition in the Lasers market. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
We compete against various public and private companies in the markets we serve. Publicly traded companies providing optical communications components include II-VI , Acacia Communications, Foxconn Interconnect Technology, Finisar, Fujitsu Optical Components, Furukawa Electric, Neophotonics, Oclaro, Applied Optoelectronic, Innolight Technology, and Sumitomo Electric Industries.
The manufacturing of our products may be adversely affected if our contract manufacturers and suppliers fail to meet our production requirements or if we are unable to manufacture certain products in our manufacturing facilities.
We rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished-good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. Despite rigorous testing for quality, both by us and the contract manufacturers to whom we sell products, we may receive and ship defective products. We may incur significant costs to correct defective products which could result in the loss of future sales, indemnification costs or costs to replace or repair the defective products, litigation and damage to our reputation and customer relations. Defective products may also cause diversion of management attention from our business and product development efforts.
Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters, legal requirements and economic, political or other forces that are beyond our control. In particular, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations, such as those related to import and export tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet customer demand and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
We manufacture some of the components that we provide to our contract manufacturers, along with our own finished goods, in our San Jose, California manufacturing facilities and, until its closure in June 2017, our Bloomfield, Connecticut manufacturing facility. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations.
In addition, the closing of our Bloomfield, Connecticut manufacturing facility required the transfer to other manufacturing sites of complex technologies and processes. If the other manufacturing sites are unsuccessful, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
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
We have consistently relied on a small number of customers for a significant portion of our sales (please refer to “Note 19. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements) and we expect that this customer concentration will continue in the future. The majority of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, or we may have excess inventory. Any of these factors could adversely affect our business, financial condition and results of operations.
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
Our products may contain defects that could cause us to incur significant costs, divert our attention from product development efforts and result in a loss of customers.
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
We have agreed to reimburse Viavi for certain tax liabilities and related costs that may be incurred by Viavi, under certain circumstances, in the event that we implement this revised corporate structure. In addition, the implementation of such a structure has required us to incur expenses, and may require that we incur additional expenses, for which we may not realize related benefits, and in any event, we do not expect to materially realize such benefits for several years.
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
Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or other countries in which we operate. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, channel partners, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationships with customers and suppliers, financial reporting problems, fines and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.
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
Although we intend to hedge for a portion of our foreign currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income (loss). Additionally, hedging programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including to support product development and introduce new products, address new markets, engage in strategic transactions and partnerships, improve or expand our operating infrastructure or acquire complementary businesses and technologies. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of Convertible Senior Notes due in 2024 (the "2024 Notes") and we may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
From time to time we have been, and in the future we may become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see “Part I, Item 3. Legal Proceedings.”

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
The Separation Agreement provides for, among other things, indemnification obligations designed to make us financially responsible for:

•
any Lumentum Liability (as defined in the Separation and Distribution Agreement dated as of July 31, 2015 by and among JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC (the “Separation Agreement”);

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
We have characterized Viavi’s contribution of the CCOP segment and WaveReady product lines to us as a taxable transaction.  If tax authorities were to take the position that this contribution is not a taxable transaction, then we may face greater than expected income tax liabilities, which would negatively impact our operating results.
In connection with the Separation, Viavi’s assets related to the CCOP segment and WaveReady product lines were transferred to us in a transaction or transactions intended to be characterized as taxable, which will result in our receiving a fair market value or substantially stepped-up tax basis in the assets. We have reduced, and expect to continue to reduce in future reporting periods, our cash taxes by depreciation and amortization deductions related to the stepped-up tax basis in the assets. If the IRS disagrees with our characterization of the transactions pursuant to which the CCOP business assets were transferred to us or disallow the depreciation and amortization deductions, and the position were sustained, our financial results would be materially and adversely affected.
We could have an indemnification obligation to Viavi if the distribution were determined not to qualify for non-recognition treatment, which could materially and adversely affect our financial condition.
We have received a private letter ruling from the IRS (the “IRS Ruling”), to the effect that the retention by Viavi of 19.9% of our common stock will not be deemed to be pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax within the meaning of Section 355(a)(1)(D)(ii) of the Internal Revenue Code of 1986, as amended (the “Code”). Notwithstanding the IRS Ruling, the IRS could determine on audit that the retention of our common stock was pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax if it determines that any of the facts, assumptions, representations or undertakings that we or Viavi have made or provided to the IRS are not correct. If the retention is deemed to be pursuant to a plan having as one of its principal purposes the avoidance of U.S. federal income tax, then the distribution could ultimately be determined to be taxable.  In addition, Viavi also received a written opinion of PwC, its tax advisor in connection with the Separation, to the effect that the distribution, together with certain related transactions necessary to effectuate the distribution, should qualify for non-recognition of gain or loss under Sections 368(a)(1)(D) and 355 of the Code. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or any court will not take a contrary position.  If the distribution were determined not to qualify for non-recognition of gain and loss, then Viavi would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the distribution, over its tax basis in our stock immediately before the distribution.
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
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $65.10, through July 1, 2017. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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
Our subsidiary, Lumentum Inc., issued $35.8 million in Series A Preferred Stock to Viavi, which were sold to Amada following the Separation. The Series A Preferred Stock may be converted by Amada into shares of our common stock beginning on the second anniversary of the closing of the stock purchase (absent a change of control of us or similar event) using a conversion price of $24.63, which is equal to 125% of the volume weighted average price per share of our common stock in the five “regular-way” trading days following the Separation. Any shares of our common stock that may be issued upon conversion of the Series A Preferred Stock would dilute the ownership interests of existing stockholders and any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. The Series A Preferred Stock may be redeemed by us upon the third anniversary of the date of issuance or the preferred stockholders may cause us to redeem the Series A Preferred Stock upon the fifth anniversary of the date of issuance.
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
Servicing our 2024 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2024 Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Notes, or to make cash payments in connection with any conversion of 2024 Notes or upon any fundamental change if note holders require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the 2024 Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.

Transactions relating to our 2024 Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
If the 2024 Notes are converted by holders, we have the ability under the indenture for the 2024 Notes to deliver cash, equity, common stock, or any combination of cash or common stock, at our election upon conversion of the 2024 Notes. If we elect to deliver common stock upon conversion of the 2024 Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the 2024 Notes may engage in short selling to hedge their position in the 2024 Notes. Anticipated future conversions of such 2024 Notes into shares of our common stock could depress the price of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and in seven other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices and manufacturing facilities. Our corporate headquarters of approximately 126,000 square feet is located in Milpitas, California. As of July 1, 2017, our leased and owned properties in total were approximately 1,200,000 square feet, of which we owned approximately 650,000 square feet, including a 560,000 square feet manufacturing site in Thailand. Larger leased sites include properties located in Canada, China and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
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
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock and Stockholders
From August 4, 2015, our common stock has traded on the NASDAQ Stock Market under the symbol “LITE”. The following table sets forth the range of high and low closing prices of our common stock per the NASDAQ Global Select Market for the periods indicated:

	High	Low
Fiscal 2017 Quarter Ended:
July 1, 2017	$65.10	$42.75
April 1, 2017	$54.70	$34.40
December 31, 2016	$44.50	$33.60
October 1, 2016	$41.99	$23.30
Fiscal 2016 Quarter Ended:
July 2, 2016	$27.46	$21.71
April 2, 2016	$27.14	$18.81
December 26, 2015	$21.82	$14.12
September 26, 2015 (August 4, 2015 through September 26, 2015)	$23.45	$16.78
According to records of our transfer agent, we had 2,718 stockholders of record as of August 18, 2017 and we believe there is a substantially greater number of beneficial holders.
Dividends
Our subsidiary, Lumentum Inc., issued $35.8 million in Series A Preferred Stock to Viavi, which was sold to Amada following the Separation. Holders of Series A Preferred Stock, in preference to holders of Lumentum Inc.’s common stock or any other class or series of its outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, are entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends are payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. During fiscal 2017, Lumentum Inc. paid $0.9 million in dividends to the holders of Series A Preferred Stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Lumentum Holdings Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total return of our common stock with the total return for the NASDAQ Composite Index (the “NDAQ”) and the NASDAQ 100 Technology Sector Index (the “NDXT”) from August 4, 2015 through July 1, 2017. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Recent Sale of Unregistered Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
This table sets forth selected financial data of Lumentum (in millions, except share and per share amounts) for the periods indicated. This data should be read in conjunction with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report and our audited consolidated financial statements included in Item 8 of this Annual Report. The selected data in this section are not intended to replace the Consolidated Financial Statements included in this Annual Report.
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

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015 (1)	June 28, 2014 (2)	June 29, 2013
Consolidated Statements of Operations Data:
Net revenue	$1,001.6	$903.0	$837.1	$817.9	$769.9
Gross profit	318.1	277.3	257.9	256.6	222.8
Income (loss) from operations	47.6	11.5	(23.4)	8.7	3.9
Net (loss) income	(102.5)	9.3	(3.4)	10.7	6.5
Cumulative dividends on Series A Preferred Stock	(0.9)	(0.8)	—	—	—
Accretion of Series A Preferred Stock	—	(11.7)	—	—	—
Net income (loss) attributable to common stockholders	$(103.4)	$(3.2)	$(3.4)	$10.7	$6.5

Net income (loss) per share attributable to common stockholders(3)
Basic	$(1.71)	$(0.05)	$(0.06)	$0.18	$0.11
Diluted	$(1.71)	$(0.05)	$(0.06)	$0.18	$0.11
Shares used in per share attributable to common stockholders calculation—basic and diluted (3)
Basic	60.6	59.1	58.8	58.8	58.8
Diluted	60.6	59.1	58.8	58.8	58.8

	Balance as of
	July 1, 2017 (4)	July 2, 2016	June 27, 2015 (1)	June 28, 2014 (2)	June 29, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$272.9	$157.1	$14.5	$19.9	$7.8
Total assets	1,232.9	726.3	512.6	492.1	410.7
Convertible note	317.5	—	—	—	—
Derivative liabilities	51.6	10.3	—	—	—
Other non-current liabilities	25.0	9.1	9.8	19.6	17.0
Total redeemable convertible preferred stock	35.8	35.8	—	—	—
Total stockholders’ equity	618.8	497.4	380.6	335.6	281.8

(1)
During the third quarter of fiscal 2015, we settled an audit in a non-U.S. jurisdiction which resulted in the recognition of a $21.8 million tax benefit. In addition, we recognized $14.1 million of additional deferred tax assets which were fully offset by a corresponding increase in the deferred tax valuation allowance.

(2)
During the third quarter of fiscal 2014, we acquired Time-Bandwidth in a transaction accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statement of Operations for fiscal 2014 included the results of operations from Time-Bandwidth subsequent to the date of acquisition, and the Consolidated Balance Sheet as of June 28, 2014 included Time-Bandwidth’s financial position.

(3)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of Lumentum common stock to existing holders of JDSU common stock. JDSU was renamed Viavi and at the time of distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net income (loss) per share for all periods through June 27, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015. Refer to “Note 4. Earnings Per Share” in the Notes to Consolidated Financial Statements.

(4)
During the third quarter of fiscal 2017, we completed the acquisition of a privately held company in accordance with the authoritative guidance on business combinations. Results of operations of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition. Refer to “Note 6. Mergers and Acquisitions” in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the audited consolidated financial statements and the corresponding notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fast growing OpComms markets, including reconfigurable optical add/drop multiplexers (“ROADMs”), tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggable transceivers. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks.
In the Consumer and Industrial markets, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, virtual and augmented reality, other consumer electronics devices, and industrial segments. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Systems can also be used for identification, safety, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. Our laser light sources are also used in a variety of other industrial laser and processing applications.
Our OpComms customers include Ciena, Cisco Systems, Coriant, Fujitsu, Arista, Alphabet (formerly Google), Facebook, Yahoo, Microsoft, Huawei Technologies, FiberHome, Infinera, Microsoft, and Nokia Networks (including Alcatel-Lucent International).
Lasers
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of original equipment manufacturer (“OEM”) applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. Diode-pumped solid-state lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
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
Our Lasers customers include Amada, ASML Holding, Beckman Coulter, Becton, Dickinson and Company, DISCO, Electro Scientific Industries, EO Technics, and KLA-Tencor.
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
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are short-term investments, impairment of marketable and non-marketable securities, inventory valuation, goodwill and intangibles, long-lived asset valuation, pension benefits, revenue recognition, stock-based compensation, income taxes, restructuring, derivative liabilities, business combinations, and warranty.

Short-term Investments
We classify our investments in debt as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term based on management’s intent and ability to use the funds in current operations. Unrealized gains and losses are reported as a component of other comprehensive loss. Realized gains and losses are determined based on the specific identification method, and are reflected as interest and other income (expense), net in our Consolidated Statements of Operations. We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.
Impairment of Marketable and Non-Marketable Securities
We periodically review our marketable and non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write-down the security to its fair value.
Inventory Valuation
Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Refer to “Note 13. Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements.
An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The two-step quantitative goodwill impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we measure and record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, if any.
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. We estimate the fair value of a reporting unit using the market approach, which estimates the fair value based on comparable market prices. Significant estimates in the market approach include: identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.
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
Intangible Assets
Intangible assets consist primarily of intangible assets purchased through acquisitions. Purchased intangible assets primarily include acquired developed technologies (developed and core technology). Intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets.
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

Stock-based Compensation
Compensation expense related to stock-based transactions, including employee and director restricted stock units (“RSUs”) is measured and recognized in the financial statements based on fair value at the grant date. The fair value of time-based RSUs is based on the closing market price of our common stock on the grant date of the award. The stock-based compensation expense is recognized, net of forfeitures using a straight-line basis over the requisite service periods of the awards, which is generally three to four years.
We estimate the expected forfeiture rate and recognize only expense for those shares expected to vest. When estimating forfeitures, we consider historical forfeiture experiences as well as our expectation about future terminations and workforce reduction programs. The estimated forfeiture rate is trued up to the actual forfeiture rate as the equity awards vest. The total fair value of the equity awards, net of forfeitures, is recorded on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period, except for performance stock units which are amortized on a graded vesting method.
We estimate the fair value of the rights to acquire stock under our Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula. Our ESPP provides for consecutive six-month offering periods. We recognize such compensation expense on a straight-line basis over the requisite service period. We calculate the volatility factor based on our historical stock prices.
We account for the fair value of RSUs using the closing market price of our common stock on the date of grant. For new-hire grants, RSUs generally vest ratably on an annual basis over four years. For annual refresh grants, RSUs generally vest ratably on an annual, or combination of annual and quarterly, basis over three years.
We account for the fair value of performance stock units (“PSUs”) using the closing market price of our common stock on the date of grant. We begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
Income Taxes
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, we have determined that at this time it is more likely than not that our deferred tax assets will not be realized in the future. This determination is primarily due to our history of losses which impacts our ability to benefit from our deferred tax assets. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax provision may decrease in the period in which we determine that realization is more likely than not.
We are subject to income tax audits by the respective tax authorities of the jurisdictions in which we operate. The determination of our income tax liabilities in each of these jurisdictions requires the interpretation and application of complex, and sometimes uncertain, tax laws and regulations. The authoritative guidance on accounting for income taxes prescribes both recognition and measurement criteria that must be met for the benefit of a tax position to be recognized in the financial statements. If a tax position taken, or expected to be taken, in a tax return does not meet such recognition or measurement criteria, an unrecognized tax benefit liability is recorded. If we ultimately determine that an unrecognized tax benefit liability is no longer necessary, we reverse the liability and recognize a tax benefit in the period in which it is determined that the unrecognized tax benefit liability is no longer necessary.
The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

Restructuring Accrual
Costs associated with restructuring activities are recognized when they are incurred. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. We recognize a liability for post-employment benefits for workforce reductions related to restructuring activities when payment is probable and the amount is reasonably estimable. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. Refer to “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.
Derivative Liabilities
The Series A Preferred Stock issued by our subsidiary Lumentum Inc. is redeemable at the option of the holder after five years and classified as non-controlling interest redeemable convertible preferred stock in our consolidated balance sheet and is measured at its redemption value. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. In March 2017, we issued $450.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due in March 2024 (the “2024 Notes”), unless earlier repurchased by us or converted pursuant to their terms. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability.
On a quarterly basis, the derivative liabilities are marked to market based on the fair value of the conversion features, with the resulting income or loss recorded as unrealized loss on derivative liabilities on our consolidated statements of operations. The determination of fair value includes various inputs, including volatility and interest rate assumptions. However, the change in the fair value of our common stock has the largest impact to the fair value of the derivatives. During fiscal 2017 and 2016, we recognized a change in value of the derivative liabilities of $104.2 million and $10.3 million, respectively.
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
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Segment net revenue:
OpComms	85.6%	84.3%	82.9%
Lasers	14.4	15.7	17.1
Net revenue	100.0	100.0	100.0
Cost of sales	67.6	68.5	68.3
Amortization of acquired technologies	0.6	0.8	0.9
Gross profit	31.8	30.7	30.8
Operating expenses:
Research and development	14.8	15.6	16.8
Selling, general and administrative	11.0	13.0	15.4
Restructuring and related charges	1.2	0.8	1.4
Total operating expenses	27.0	29.4	33.6
Income (loss) from operations	4.8	1.3	(2.8)
Unrealized loss on derivative liabilities	(10.4)	(0.1)	—
Interest and other income (expense), net	(0.3)	(0.1)	(0.1)
Income (loss) before income taxes	(5.9)	1.1	(2.9)
Provision for (benefit from) income tax	4.3	0.1	(2.5)
Net income (loss)	(10.2)%	1.0%	(0.4)%
Financial Data for Fiscal 2017, 2016 and 2015
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	2017	2016	Change	Percentage Change	2016	2015	Change	Percentage Change
Segment net revenue:
OpComms	$857.8	$761.3	$96.5	12.7%	$761.3	$694.1	$67.2	9.7%
Lasers	143.8	141.7	2.1	1.5	141.7	143.0	(1.3)	(0.9)
Net revenue	$1,001.6	$903.0	$98.6	10.9%	$903.0	$837.1	$65.9	7.9%

Gross profit	$318.1	$277.3	$40.8	14.7%	$277.3	$257.9	$19.4	7.5%
Gross margin	31.8%	30.7%			30.7%	30.8%

Research and development	$148.3	$141.1	$7.2	5.1%	$141.1	$140.8	$0.3	0.2%
Percentage of net revenue	14.8%	15.6%			15.6%	16.8%

Selling, general and administrative	$110.2	$117.3	$(7.1)	(6.1)%	$117.3	$128.9	$(11.6)	(9.0)%
Percentage of net revenue	11.0%	13.0%			13.0%	15.4%

Restructuring and related charges	$12.0	$7.4	$4.6	62.2%	$7.4	$11.6	$(4.2)	(36.2)%
Percentage of net revenue	1.2%	0.8%			0.8%	1.4%

Net Revenue
Net revenue increased by $98.6 million, or 10.9% during fiscal 2017 compared to fiscal 2016. This increase was primarily due to an increase in net revenue from our OpComms segment. OpComms net revenue increased $96.5 million, or 12.7%, during fiscal 2017 compared to fiscal 2016 driven by increases from Telecom and 100G Datacom products. Lasers net revenue increased $2.1 million, or 1.5%, in fiscal 2017 compared to fiscal 2016.
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

	Years Ended
	July 1, 2017		July 2, 2016		June 27, 2015
Net revenue:
Americas:
United States	$147.9	14.8%	$162.3	18.0%	$162.4	19.4%
Mexico	185.1	18.5	112.9	12.5	112.7	13.5
Other Americas	9.2	0.9	19.6	2.2	31.1	3.6
Total Americas	$342.2	34.2%	$294.8	32.7%	$306.2	36.5%

Asia-Pacific:
Hong Kong	$226.7	22.6%	$214.0	23.7%	$120.4	14.4%
Japan	99.2	9.9	92.9	10.3	106.6	12.7
Other Asia-Pacific	225.4	22.5	177.8	19.6	174.4	20.9
Total Asia-Pacific	$551.3	55.0%	$484.7	53.6%	$401.4	48.0%

EMEA	$108.1	10.8%	$123.5	13.7%	$129.5	15.5%

Total net revenue	$1,001.6		$903.0		$837.1
During fiscal 2017, 2016 and 2015, net revenue from customers outside the United States, based on customer shipping location, represented 85.2%, 82% and 80.6% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for fiscal 2017, 2016 and 2015 (in millions, except for percentages):

	Gross Profit			Gross Margin
	2017	2016	2015	2017	2016	2015
OpComms	$287.3	$236.3	$204.8	33.5%	31.0%	29.5%
Lasers	59.9	61.4	67.4	41.7%	43.3%	47.1%
Segment total	$347.2	$297.7	$272.2	34.7%	33.0%	32.5%
Unallocated corporate items (1)	(29.1)	(20.4)	(14.3)
Total	$318.1	$277.3	$257.9	31.8%	30.7%	30.8%
(1) The unallocated corporate items for the years presented include the effects of amortization of acquired developed technology intangible assets, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin in fiscal 2017 increased by 1.1% to 31.8% from 30.7% in fiscal 2016. This increase was primarily due to an increase in OpComms gross margins partially offset by a decrease in Lasers gross margins.
Gross margin in fiscal 2016 was relatively flat compared to fiscal 2015. A decrease in Lasers gross margins was offset by an increase in OpComms gross margins.
As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-Pacific-based competition), are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Segment Gross Margin
OpComms
OpComms gross margin in fiscal 2017 increased 2.5% to 33.5% from 31.0% in fiscal 2016. This increase was primarily due to higher revenue volume and product mix.
OpComms gross margin in fiscal 2016 increased 1.5% to 31.0% from 29.5% in fiscal 2015. This increase was primarily due to higher revenue volume and cost reductions, partially offset by an inventory write-off related to our legacy 3D sensing product.
Lasers
Lasers gross margin in fiscal 2017 decreased 1.6% to 41.7% from 43.3% in fiscal 2016. This decrease was primarily due to higher manufacturing and warranty costs.
Lasers gross margin in fiscal 2016 decreased 3.8% to 43.3% from 47.1% in fiscal 2015. This decrease was primarily due to lower revenue volume and higher warranty cost due to a component quality issue on our fiber laser product.
Research and Development
R&D expense increased $7.2 million, or 5.1%, in fiscal 2017 compared to fiscal 2016. The increase in R&D expense was primarily due to the increase in the payroll related expense of $8.6 million, which includes an increase of stock-based compensation of $2.6 million. This was partially offset with higher partner reimbursements for development expense.
R&D expense increased $0.3 million, or 0.2%, in fiscal 2016 compared to fiscal 2015. The increase in R&D expense was primarily due to increased investment in new R&D programs, one additional week of spend in fiscal 2016, and increased payroll related expense. This was partially offset by higher partner reimbursements for development expense and a decrease in payroll-related costs resulting from the closure of the Serangoon office in Singapore.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative
SG&A expense decreased $7.1 million, or 6.1%, in fiscal 2017 compared to fiscal 2016. The decrease was primarily a result of reduced separation related charges and restructuring expenses of $13.6 million. This decrease was partially offset by an increase in payroll related expense of $7.8 million and an increase in stock-based compensation of $1.8 million.
SG&A expense decreased $11.6 million, or 9.0%, in fiscal 2016 compared to fiscal 2015. Our fiscal 2015 SG&A expense included allocated expenses from Viavi and therefore was higher as compared to fiscal 2016 which was entirely on a stand-alone basis. This is partially offset by higher payroll related and benefits costs resulting from an additional week in fiscal 2016.
We intend to continue to focus on managing our SG&A expense as a percentage of net revenue. However, we may experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expense and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have reduced costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions. Refer to “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.
As of July 1, 2017, our total restructuring accrual was $3.8 million. During fiscal 2017, we recorded $12.0 million in restructuring and related charges. Of the $12.0 million charge recorded during fiscal 2017, $2.1 million related to severance, retention and employee benefits.
During fiscal 2016, we recorded $7.7 million in restructuring and related charges.

•
During the fourth quarter of fiscal 2016, management approved a plan to optimize operations and gain efficiencies throughout the organization. As a result, a restructuring charge of $0.7 million was recorded for severance and employee benefits during fiscal 2016. In total, there were 18 employees in manufacturing, R&D and SG&A functions that were terminated. Payments related to the remaining severance and benefits accrual have been paid in full.

•
We also incurred restructuring and related charges of $7.0 million from restructuring plans approved prior to fiscal 2016 primarily related to manufacturing transfer costs for transfer of certain production processes into existing sites in the United States or to contract manufacturers.

Interest and Other Income (Expense), Net
Interest and other income (expense), net is comprised substantially of gains and losses associated with the re-measurement of non-functional currency denominated monetary assets and liabilities, as well as amortization of the debt discount on the 2024 Notes. See “Note 11. Convertible Senior Notes” in the Notes to the Consolidated Financial Statements for additional information on the 2024 Notes.
Interest and other income (expense), net was $(3.2) million in fiscal 2017 as compared to $(1.2) million in fiscal 2016. The $2.0 million change was primarily due to interest expense related to the 2024 Notes in fiscal 2017.
Interest and other income (expense), net was $(1.2) million in fiscal 2016 as compared to $(1.1) million in fiscal 2015. The $0.1 million change was primarily due higher foreign exchange losses, offset by a decrease in interest expense in fiscal 2016.
The components of interest and other income (expense), net were as follows (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Interest expense	$(5.5)	$(0.1)	$(0.7)
Foreign exchange gains (losses), net	0.6	(0.9)	(0.3)
Other income (expense), net	1.7	(0.2)	(0.1)
Interest and other income (expense), net	$(3.2)	$(1.2)	$(1.1)

Unrealized gain (loss) on derivative liabilities
Unrealized loss on Series A Preferred Stock derivative liability amounted to $41.3 million and $0.6 million for the fiscal years 2017 and 2016, respectively. Unrealized loss on the 2024 Notes derivative liability during fiscal 2017 was $62.9 million. The change is primarily related to the change in the price of our underlying common stock and is reflected in the consolidated statements of operations as “Unrealized gain (loss) on derivative liabilities”.
For further discussion of our derivative liabilities, see “Note 12. Derivative Liabilities” in the Notes to Consolidated Financial Statements.
Provision for (Benefit from) Income Taxes (in millions)

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Provision for (benefit from) income taxes	$42.7	$0.4	$(21.1)
We recorded a provision (benefit) for income taxes of $42.7 million, $0.4 million, and $(21.1) million in fiscal 2017, 2016, and 2015, respectively. Our effective tax rate of (71.4)% in fiscal 2017 differs from the U.S. statutory federal income tax rate of 35%, primarily attributable to non-deductible unrealized losses associated with the embedded derivatives for the Series A Preferred Stock and the 2024 Notes, as well as unrecognized tax benefits, non-deductible stock-based compensation, and changes in the valuation allowance against our deferred tax assets. Our effective tax rate was also impacted by the benefit of our foreign income being taxed at different rates than the U.S. statutory rate, as well as the benefit of research and development tax credits.
Our effective tax rate of 4.1% in fiscal 2016 differs from the U.S. statutory federal income tax rate of 35%, primarily attributable to changes in the valuation allowance against our deferred tax assets and offset by the benefit of our foreign income being taxed at different rates than the U.S. statutory rates.
Our effective tax rate of 86.1% in fiscal 2015 differs from the U.S. statutory federal income tax rate of 35%, primarily attributable to reversal of previously accrued taxes and offset by Subpart F taxes.
As of July 1, 2017, we had net deferred tax assets of $3.6 million which was mainly comprised of tax attribute carryovers in certain foreign jurisdictions. Our federal, state, and Canada deferred tax assets are subject to a valuation allowance to reflect uncertainties about whether we will be able to utilize the deferred tax assets before they expire.
While we believe our current valuation allowance is sufficient, we assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. In the event the Company determines that it will be able to realize all or part of its net deferred tax assets in the future, the valuation allowance will be reversed in the period in which the Company makes such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed. It is reasonably possible that significant positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed, and as such, we may release a significant portion of our valuation allowance in the next 12 months. Such a release would result in the recognition of certain deferred tax assets and a decrease in the income tax expense for the period in which the release is recorded.
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries. These investigations may result in changes to the tax treatment of our foreign operations. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Due to our expanding international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
For further discussion of our income tax provision, see “Note 15. Income Taxes” in the Notes to Consolidated Financial Statements.
Contractual Obligations
The following table summarizes our contractual obligations at July 1, 2017, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$2.8	$0.3	$0.4	$0.5	$1.6
Purchase obligations (1)	146.2	145.5	0.7	—	—
Operating lease obligations (1)	42.8	11.4	19.7	7.7	4.0
Pension and post-retirement benefit payments (2)	3.9	0.5	0.2	0.2	3.0
0.25% Convertible Senior Notes due 2024	450.0	—	—	—	450.0
Interest on 2024 Notes (3)	7.3	1.2	2.2	2.2	1.7
Acquisition contingencies (4)	2.7	—	2.7	—	—
Total	$655.7	$158.9	$25.9	$10.6	$460.3
(1) Refer to “Note 18. Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
(2) Refer to “Note 17. Employee Benefit Plans” in the Notes to Consolidated Financial Statements.
(3) Includes interest on our 0.25% Convertible Senior Notes due 2024 through September 2023 as we have the right to redeem the 2024 Notes in whole or in part at any time on or after March 15, 2024.
(4) Refer to “Note 6. Mergers and Acquisitions” in the Notes to Consolidated Financial Statements.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
As of July 1, 2017, other current liabilities on the consolidated balance sheet include $0.3 million and $0.3 million of asset retirement obligations and operating lease obligations, respectively, in connection with restructuring and related activities, disclosed in the preceding table.
As of July 1, 2017, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.
As of July 1, 2017, our other non-current liabilities on the consolidated balance sheet include $10.5 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
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

Acquisitions
As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for, our products. We believe we have strengthened our business model by expanding our addressable markets, customer base and expertise, diversifying our product portfolio, and fortifying our core businesses through acquisitions as well as through organic initiatives.
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
Please refer to “Note 6. Mergers and Acquisitions” in the Notes to Consolidated Financial Statements.
Pension Benefits
  As a result of acquiring Time-Bandwidth in January 2014, we have a pension plan for certain employees in Switzerland. This plan is open to new participants and additional service costs are being accrued. The Switzerland plan is partially funded. As of July 1, 2017, our pension plan was under funded by $3.9 million since the projected benefit obligation (“PBO”) exceeded the fair value of the plan assets.
We expect to contribute $0.5 million to the Switzerland plan during fiscal 2018.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of $1.3 million or $(1.1) million, based upon data as of July 1, 2017.

Financial Condition
Liquidity and Capital Resources
As of July 1, 2017 and July 2, 2016, our cash and cash equivalents of $272.9 million and $157.1 million, respectively, were held predominantly in the United States. The total amount of cash outside the United States as of July 1, 2017 is $65.4 million, which is primarily held in Cayman Islands, Thailand, Canada, Switzerland, China and Japan. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, acquisitions, dividends that may be declared and future stock repurchase programs. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
Fiscal 2017
As of July 1, 2017, our consolidated balance of cash and cash equivalents increased by $115.8 million, to $272.9 million from $157.1 million as of July 2, 2016. The increase in cash and cash equivalents was mainly due to proceeds from the issuance of the 2024 Notes during fiscal 2017, offset by the purchases of short-term investments and property, plant and equipment.
Cash provided by operating activities was $85.0 million for the year ended July 1, 2017, primarily resulting from $102.5 million of net loss and $199.4 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and unrealized loss on derivative liabilities, offset by changes in excess tax benefit associated with stock-based compensation. In addition, changes in our operating assets and liabilities of $11.9 million related primarily to an increase in inventories of $41.7 million and a decrease in accounts payable of $16.9 million related to such non-cash items as $10 million unpaid property, plant and equipment, offset by a decrease in deferred taxes, net of $26.8 million and an increase in income taxes payable of $15.9 million.
Cash used in investing activities was mainly for capital expenditures and purchases of short-term investments, net of sales of $138.1 million and $282.5 million, respectively, for the year ended July 1, 2017. Changes in investing cash flow in fiscal 2017 also related to the acquisition of a business for $5.1 million.
Cash provided by financing activities was $456.7 million for the year ended July 1, 2017, consisting primarily from proceeds of $442.3 million from the issuance of the 2024 Notes.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of July 1, 2017, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
There are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditures to support our business and growth;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;

•	issuance of debt or equity securities, or other financing transactions, including bank debt;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	the settlement of any conversion or redemption of the 2024 Notes in cash.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the fiscal year ended July 1, 2017 and July 2, 2016, we recorded unrealized gain (loss) of $0.6 million and $(0.9) million, respectively, in the interest and other income (expense), net in the Consolidated Statements of Operations included in this Annual Report.
Although we sell primarily in U.S. Dollar, we have foreign currency exchange risks related to our operating expenses denominated in currencies other than the U.S. Dollar, principally the Thai Baht, Canadian Dollar, Japanese Yen, Swiss Franc, Euro, and Chinese Yuan. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our Series A Preferred Stock and the 2024 Notes. Our Series A Preferred Stock is convertible, at the option of the holder, into shares of our common stock commencing on the second anniversary of the closing of the securities purchase (absent a change of control of us or similar event) using a conversion price of $24.63. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.
The conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. On a quarterly basis, the derivative liability is marked to market based on the fair values of the conversion feature, with the resulting income or loss recorded as unrealized (gain) loss on a derivative liability on our consolidated statements of operations. The determination of fair values includes various inputs, including volatility and interest rate assumptions (see “Note 12. Derivative Liabilities”). However, the change in the fair value of our common stock has the largest impact to the fair value of the derivative. Based on a hypothetical $10.00 per share increase or decrease in the fair value of our common stock, our net income would be reduced or increased by approximately ($13.9) million or $14.0 million, respectively, for the Series A Preferred Stock derivative.
Market Risk and Market Interest Risk
On March 2, 2017, we issued $450 million aggregate principal amount of 0.25% Convertible Senior Notes (the “2024 Notes”). Holders may convert their notes prior to maturity under certain circumstances. On June 29, 2017, we satisfied the Tax Matters Agreement settlement condition, as described in “Note 11. Convertible Senior Notes” in the Notes to Consolidated Financial Statements. As such, the value of the conversion option will no longer be marked to market, and is reclassified to additional paid-in capital within stockholders’ equity on our consolidated balance sheet.
We do not have economic interest rate exposure related to the 2024 Notes, as they have a fixed annual interest rate of 0.25%. See “Note 11. Convertible Senior Notes” in the Notes to the Consolidated Financial Statements for additional information on the 2024 Notes.
Interest Rate Fluctuation Risk
As of July 1, 2017, we had cash, cash equivalents, and marketable securities of $555.3 million. Cash equivalents and marketable securities are primarily comprised of certificates of deposit and highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of July 1, 2017, the weighted-average duration of our investment portfolio was less than one year. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of July 1, 2017, a hypothetical increase in interest rates of 1% (100 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $0.4 million, and a hypothetical increase of 0.5% (50 basis points) would have resulted in a decrease in the fair value of our portfolio of approximately $0.2 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lumentum Holdings Inc.
Milpitas, California

We have audited the accompanying consolidated balance sheet of Lumentum Holdings Inc. and subsidiaries (the "Company") as of July 1, 2017, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock, stockholders' equity and invested equity, and cash flows for the year ended July 1, 2017. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lumentum Holdings Inc. and subsidiaries at July 1, 2017, and the results of their operations and their cash flows for the year ended July 1, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as July 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 29, 2017

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
September 2, 2016

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Net revenue	$1,001.6	$903.0	$837.1
Cost of sales	677.0	618.9	571.6
Amortization of acquired technologies	6.5	6.8	7.6
Gross profit	318.1	277.3	257.9
Operating expenses:
Research and development	148.3	141.1	140.8
Selling, general and administrative	110.2	117.3	128.9
Restructuring and related charges	12.0	7.4	11.6
Total operating expenses	270.5	265.8	281.3
Income (loss) from operations	47.6	11.5	(23.4)
Unrealized loss on derivative liabilities	(104.2)	(0.6)	—
Interest and other income (expense), net	(3.2)	(1.2)	(1.1)
Income (loss) before income taxes	(59.8)	9.7	(24.5)
Provision for (benefit from) income tax	42.7	0.4	(21.1)
Net income (loss)	(102.5)	9.3	(3.4)
Cumulative dividends on Series A Preferred Stock	(0.9)	(0.8)	—
Accretion of Series A Preferred Stock	—	(11.7)	—
Net income (loss) attributable to common stockholders	$(103.4)	$(3.2)	$(3.4)

Net income (loss) per share attributable to common stockholders (a)
Basic	$(1.71)	$(0.05)	$(0.06)
Diluted	$(1.71)	$(0.05)	$(0.06)
Shares used in per share calculation attributable to common stockholders (a)
Basic	60.6	59.1	58.8
Diluted	60.6	59.1	58.8

(a)
On August 1, 2015, JDS Uniphase Corporation (“JDSU”) distributed 47.1 million shares, or 80.1% of the outstanding shares of common stock of Lumentum Holdings Inc. (“Lumentum”) to existing holders of JDSU common stock. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net income (loss) per share for all periods through June 27, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015. Refer to “Note 4. Earnings Per Share” in the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Net income (loss)	$(102.5)	$9.3	$(3.4)
Other comprehensive loss:
Net change in cumulative translation adjustment	(1.2)	(2.0)	(9.3)
Net change in defined benefit obligation, net of tax
Unrealized actuarial losses arising during the period	(0.8)	(1.1)	(0.9)
Net change in accumulated other comprehensive income (loss)	(2.0)	(3.1)	(10.2)
Comprehensive income (loss)	$(104.5)	$6.2	$(13.6)

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	July 1, 2017	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$272.9	$157.1
Short-term investments	282.4	—
Accounts receivable, net	166.3	170.5
Inventories	145.2	100.6
Prepayments and other current assets	63.5	61.3
Total current assets	930.3	489.5
Property, plant and equipment, net	273.5	183.4
Goodwill and intangibles, net	21.5	19.9
Deferred income taxes	3.9	31.9
Other non-current assets	3.7	1.6
Total assets	$1,232.9	$726.3
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS EQUITY, AND INVESTED EQUITY
Current liabilities:
Accounts payable	$114.8	$118.3
Accrued payroll and related expenses	27.5	26.5
Income taxes payable	0.7	1.9
Accrued expenses	19.3	14.9
Other current liabilities	21.9	12.1
Total current liabilities	184.2	173.7
Convertible note	317.5	—
Derivative liabilities	51.6	10.3
Other non-current liabilities	25.0	9.1
Total liabilities	578.3	193.1
Commitments and contingencies (Note 18)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A preferred stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of July 1, 2017 and July 2, 2016	35.8	35.8
Total redeemable convertible preferred stock	35.8	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 61,476,103 and 59,580,596 shares issued and outstanding as of July 1, 2017 and July 2, 2016, respectively	0.1	0.1
Additional paid-in capital	694.5	467.7
Retained earnings	(83.2)	20.2
Accumulated other comprehensive income	7.4	9.4
Total stockholders’ equity	618.8	497.4
Total liabilities, redeemable convertible preferred stock, stockholders equity, and invested equity	$1,232.9	$726.3

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
OPERATING ACTIVITIES:
Net income (loss)	$(102.5)	$9.3	$(3.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	54.2	47.4	43.0
Stock-based compensation	32.7	24.9	18.2
Unrealized loss on derivative liability	104.2	0.6	—
Amortization of acquired technologies and other intangibles	6.8	7.2	8.0
Disposal of property, plant and equipment	0.2	0.6	(1.2)
Other non-cash (income) expenses	—	—	(0.9)
Excess tax benefit associated with stock-based compensation	(3.8)	—	—
Amortization of discount on 0.25% Convertible Senior Notes due 2024	5.1	—	—
Changes in operating assets and liabilities:
Accounts receivable	4.2	(21.8)	(17.8)
Inventories	(41.7)	(3.1)	(6.2)
Prepayments and other current and non-currents assets	(7.4)	(12.7)	(14.5)
Deferred taxes, net	26.8	(1.7)	1.9
Accounts payable	(16.9)	28.9	1.0
Accrued payroll and related expenses	1.0	9.2	(1.0)
Income taxes payable	15.9	(1.7)	(10.8)
Accrued expenses and other current and non-current liabilities	6.2	(0.5)	(6.9)
Net cash provided by operating activities	85.0	86.6	9.4
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(138.1)	(82.0)	(53.7)
Acquisition of business, net of cash acquired	(5.1)	—	—
Purchases of short-term investments	(290.7)	—	—
Proceeds from maturities and sales of short-term investments	8.2	—	—
Proceeds from the sales of property and equipment	—	—	0.2
Net cash used in investing activities	(425.7)	(82.0)	(53.5)
FINANCING ACTIVITIES:
Net transfers from (to) Viavi	—	134.2	40.6
Proceeds from the issuance of 0.25% Convertible Senior Notes due 2024, net of issuance costs	442.3	—	—
Excess tax benefit associated with stock-based compensation	3.8	—	—
Payment of dividends - preferred stock	(0.9)	(0.5)	—
Payment of financing obligation related to acquisition	—	(2.3)	—
Proceeds from employee stock plans	8.1	3.1	—
Proceeds from the exercise of stock options	3.4	1.9	—
Net cash provided by financing activities	456.7	136.4	40.6
Effect of exchange rates on cash and cash equivalents	(0.2)	1.6	(1.9)
Increase (decrease) in cash and cash equivalents	115.8	142.6	(5.4)
Cash and cash equivalents at beginning of period	157.1	14.5	19.9
Cash and cash equivalents at end of period	$272.9	$157.1	$14.5
Supplemental disclosure of cash flow information

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

In fiscal years ended July 1, 2017 and July 2, 2016, we paid $9.5 million and $2.7 million, respectively, for income taxes. Unpaid property, plant and equipment in accounts payable and accrued expense has $18.4 million and $13.1 million as of July 1, 2017 and July 2, 2016, respectively. For the fiscal year 2016, non-cash financing activities included $9.7 million related to the beneficial conversion feature for redeemable convertible preferred stock and $2.0 million related to the accretion of the issuance cost of the redeemable convertible preferred stock.
See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS EQUITY, AND INVESTED EQUITY
(in millions)

	(in millions)
	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Viavi Net Investment	Total Invested Equity / Total Stockholders Equity
	Shares	Amount	Shares	Amount
Balance as of June 28, 2014	—	$—	—	$—	$—	$—	$22.7	$312.9	$335.6
Net loss	—	—	—	—	—	—	—	(3.4)	(3.4)
Other comprehensive loss	—	—	—	—	—	—	(10.2)	—	(10.2)
Net transfers from Viavi	—	—	—	—	—	—	—	58.6	58.6
Balance as of June 27, 2015	—	—	—	—	—	—	12.5	368.1	380.6

Pre-Separation activity:
Net loss	—	—	—	—	—	—	—	(11.7)	(11.7)
Other comprehensive income	—	—	—	—	—	—	(4.7)	—	(4.7)
Transfers from Viavi	—	—	—	—	—	—	—	136.5	136.5
Total pre-Separation activity	—	—	—	—	—	—	(4.7)	124.8	120.1

Post-Separation activity:
Issuance of common stock and reclassification of parent company investment in connection with the Separation	—	—	58.8	0.1	457.0	—	—	(457.1)	—
Issuance of redeemable convertible preferred stock, net of issuance costs of $2.0	—	33.8	—	—	—	—	—	(35.8)	(35.8)
Accretion of equity issuance costs	—	2.0	—	—	(2.0)	—	—	—	(2.0)
Recognition of the bifurcation of the preferred stock’s derivative liability component	—	(9.7)	—	—	—	—	—	—	—
Recognition of the redemption value of the convertible preferred stock	—	9.7	—	—	(9.7)	—	—	—	(9.7)
Declared dividend for preferred stock	—	—	—	—	—	(0.8)	—	—	(0.8)
Other comprehensive income	—	—	—	—	—	—	1.6	—	1.6

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS EQUITY, AND INVESTED EQUITY
(in millions)

	(in millions)
	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Viavi Net Investment	Total Invested Equity / Total Stockholders Equity
	Shares	Amount	Shares	Amount
Release of common stock shares upon vesting of restricted stock units	—	—	0.8	—	—	—	—	—	—
Shares withheld for the withholding on vesting of restricted stock units	—	—	(0.3)	—	(6.8)	—	—	—	(6.8)
Exercise of stock options	—	—	0.1	—	1.9	—	—	—	1.9
ESPP Shares issued	—	—	0.2	—	3.1	—	—	—	3.1
Stock-based compensation	—	—	—	—	24.2	—	—	—	24.2
Net Income	—	—	—	—	—	21.0	—	—	21.0
Total post-Separation activity	—	35.8	59.6	0.1	467.7	20.2	1.6	(492.9)	(3.3)
Balance as of July 2, 2016	—	35.8	59.6	0.1	467.7	20.2	9.4	—	497.4
Net Loss	—	—	—	—	—	(102.5)	—	—	(102.5)
Other comprehensive income (loss)	—	—	—	—	—	—	(2.0)	—	(2.0)
Declared dividend for preferred stock	—	—	—	—	—	(0.9)	—	—	(0.9)
Reclassification of 2024 Notes derivative liability in connection with cash settlement condition	—	—	—	—	192.8	—	—	—	192.8
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.6	—	(12.2)	—	—	—	(12.2)
ESPP Shares issued	—	—	0.3	—	8.1	—	—	—	8.1
Stock-based compensation	—	—	—	—	34.3	—	—	—	34.3
Excess tax benefit associated with stock-based compensation	—	—	—	—	3.8	—	—	—	3.8
Balance as of July 1, 2017	—	$35.8	61.5	$0.1	$694.5	$(83.2)	$7.4	$—	$618.8
See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum (we, us, our or the Company) is an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Datacom and Telecom networking and commercial lasers for manufacturing, inspection and life-science applications. We are using our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be OEMs that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that our NEM customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers.
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
On August 1, 2015, Lumentum became an independent publicly-traded company through the distribution by JDS Uniphase (“JDSU”) to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business on July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi and at the time of the distribution retained ownership of 19.9% of Lumentum’s outstanding shares. Lumentum was incorporated in Delaware as a wholly owned subsidiary of Viavi on February 10, 2015 and is comprised of the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of Viavi. Lumentum’s Registration Statement on Form 10 was declared effective by the SEC on July 16, 2015. Lumentum’s common stock began trading “regular-way” under the ticker “LITE” on the NASDAQ stock market on August 4, 2015.
The preparation of the consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, allocation methods and allocated expenses from Viavi, valuation of goodwill and other intangible assets, valuation of derivative liabilities, stock-based compensation, retirement and post-retirement plan assumptions, restructuring, warranty and accounting for income taxes.
See “Note 3. Related Party Transactions” in the Notes to Consolidated Financial Statements regarding the relationships we had with Viavi.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2017 ended on July 1, 2017 and was a 52-week year. Our fiscal 2016 ended on July 2, 2016 and was a 53-week year. Our fiscal 2015 ended on June 27, 2015 and was a 52-week year.
Principles of Consolidation
These audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All intra-company transactions within our business were eliminated. All material transactions between us and other businesses of Viavi prior to Separation were reflected as net transfers to and from Viavi as a component of financing activities in the consolidated statements of cash flows.
Accounting Policies
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities due to their short-term nature.
Cash and Cash Equivalents
We consider highly-liquid fixed income securities with original maturities of three months or less at the time of purchase to be cash equivalents. As of fiscal year ended July 1, 2017, cash and cash equivalents consist of certificates of deposit, commercial papers, and money market funds. As of fiscal year ended July 2, 2016, our cash and cash equivalents did not include any investments with original maturities of three months or less.
Short-term Investments
We classify our investments in debt as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term based on management’s intent and ability to use the funds in current operations. Unrealized gains and losses are reported as a component of other comprehensive loss. Realized gains and losses are determined based on the specific identification method, and are reflected as interest and other income (expense), net in our Consolidated Statements of Operations. We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.
Impairment of Marketable and Non-Marketable Securities
We periodically review our marketable and non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write-down the security to its fair value.
Basic and Diluted Net Loss per Common Share
Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, preferred stock, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.
Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory Valuation
Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Refer to “Note 13. Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements.
An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The two-step quantitative goodwill impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we measure and record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, if any.
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. We estimate the fair value of a reporting unit using the market approach, which estimates the fair value based on comparable market prices. Significant estimates in the market approach include: identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.
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
Intangible Assets
Intangible assets consist primarily of intangible assets purchased through acquisitions. Purchased intangible assets primarily include acquired developed technologies (developed and core technology). Intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets.

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
Pension Benefits
The funded status of our retirement-related benefit plan is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. The funded status of an underfunded benefit plan, of which the fair value of plan assets is less than the benefit obligation, is recognized as a non-current net pension liability in the consolidated balance sheets unless the fair value of plan assets is not sufficient to cover the expected payments to be made over the next year (or operating cycle, if longer) from the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) which represents the actuarial present value of benefits expected to be paid upon retirement.
Net periodic pension cost (income) (“NPPC”) is recorded in the consolidated statements of operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) that arise during the current year are first recognized as a component of accumulated other comprehensive income in the consolidated balances sheets, net of tax. Prior service cost is amortized as a component of NPPC over the average remaining service period of active plan participants starting at the date the plan amendment is adopted. Deferred actuarial (gains) losses are subsequently recognized as a component of NPPC if they exceed the greater of ten percent of PBO or the fair value of plan assets, with the excess amortized over the average remaining service period of active plan participants.
The measurement of the benefit obligation and NPPC is based on our estimates and actuarial valuations, provided by third-party actuaries, which are approved by management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. We evaluate these assumptions annually at a minimum. In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets.
Concentration of Credit and Other Risks
Financial instruments that potentially subject our business to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history, bad debt write-off experience, and financial review of the customer.
Although the Company deposits its cash with financial institutions that management believes are of high credit quality, its deposits, at times, may exceed federally insured limits. The Company’s investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. The Company’s investment policy limits the amount of credit exposure in the investment portfolio to a maximum of 5% to any one issuer, except for Treasury and Government Agencies securities, and the Company believes no significant concentration risk exists with respect to these investments.
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware that a specific customer is unable to meet their financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional allowances based on certain percentages of aged receivable balances. These percentages take into account a variety of factors including, but not limited to, current economic trends, payment history and bad debt write-off experience. We classify bad debt expenses as selling, general and administrative (“SG&A”) expense.
We have significant trade receivables concentrated in the telecommunications industry. While our allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses.
During fiscal 2017, 2016 and 2015, several customers generated more than 10% of total net revenue. Refer to “Note 19. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements.
As of July 1, 2017 and July 2, 2016, one unique customer represented greater than 10% of total accounts receivable, net for each period.
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
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, within the consolidated statements of redeemable convertible preferred stock, stockholders equity, and invested equity. Income and expense accounts are translated at the average exchange rates during the year. Gains and losses from re-measurement of monetary assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations as a component of interest and other income (expense), net. Net gains or (losses) resulting from foreign currency transactions, including hedging gains and losses that were previously allocated to us by Viavi, are reported in interest and other income (expense), net and was $0.6 million, $(0.9) million and $(0.3) million during fiscal 2017, 2016 and 2015, respectively.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based Compensation
Compensation expense related to stock-based transactions, including employee and director restricted stock units (“RSUs”) is measured and recognized in the financial statements based on fair value at the grant date. The fair value of time-based RSUs is based on the closing market price of our common stock on the grant date of the award. The stock-based compensation expense is recognized, net of forfeitures using a straight-line basis over the requisite service periods of the awards, which is generally three to four years.
We estimate the expected forfeiture rate and recognize only expense for those shares expected to vest. When estimating forfeitures, we consider historical forfeiture experiences as well as our expectation about future terminations and workforce reduction programs. The estimated forfeiture rate is trued up to the actual forfeiture rate as the equity awards vest. The total fair value of the equity awards, net of forfeitures, is recorded on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period, except for performance stock units which are amortized on a graded vesting method.
We estimate the fair value of the rights to acquire stock under our Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula. Our ESPP provides for consecutive six-month offering periods. We recognize such compensation expense on a straight-line basis over the requisite service period. We calculate the volatility factor based on our historical stock prices.
We account for the fair value of RSUs using the closing market price of our common stock on the date of grant. For new-hire grants, RSUs generally vest ratably on an annual basis over four years. For annual refresh grants, RSUs generally vest ratably on an annual, or combination of annual and quarterly, basis over three years.
We account for the fair value of performance stock units (“PSUs”) using the closing market price of our common stock on the date of grant. We begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment.
Income Taxes
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, we have determined that at this time it is more likely than not that our deferred tax assets will not be realized in the future. This determination is primarily due to our history of losses which impacts our ability to benefit from our deferred tax assets. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax provision may decrease in the period in which we determine that realization is more likely than not.
We are subject to income tax audits by the respective tax authorities of the jurisdictions in which we operate. The determination of our income tax liabilities in each of these jurisdictions requires the interpretation and application of complex, and sometimes uncertain, tax laws and regulations. The authoritative guidance on accounting for income taxes prescribes both recognition and measurement criteria that must be met for the benefit of a tax position to be recognized in the financial statements. If a tax position taken, or expected to be taken, in a tax return does not meet such recognition or measurement criteria, an unrecognized tax benefit liability is recorded. If we ultimately determine that an unrecognized tax benefit liability is no longer necessary, we reverse the liability and recognize a tax benefit in the period in which it is determined that the unrecognized tax benefit liability is no longer necessary.
The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring Accrual
Costs associated with restructuring activities are recognized when they are incurred. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. We recognize a liability for post-employment benefits for workforce reductions related to restructuring activities when payment is probable and the amount is reasonably estimable. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. Refer to “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.
Derivative Liabilities
The Series A Preferred Stock issued by our subsidiary Lumentum Inc. is redeemable at the option of the holder after five years and classified as non-controlling interest redeemable convertible preferred stock in our consolidated balance sheet and is measured at its redemption value. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. In March 2017, we issued $450.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due in March 2024 (the “2024 Notes”), unless earlier repurchased by us or converted pursuant to their terms. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability.
On a quarterly basis, the derivative liabilities are marked to market based on the fair value of the conversion features, with the resulting income or loss recorded as unrealized loss on derivative liabilities on our consolidated statements of operations. The determination of fair value includes various inputs, including volatility and interest rate assumptions. However, the change in the fair value of our common stock has the largest impact to the fair value of the derivatives. Unrealized loss on derivative liabilities amounted to $104.2 million and $0.6 million for the fiscal year ended July 1, 2017 and July 2, 2016, respectively.
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
Shipping and Handling Costs
We record shipping and handling costs related to revenue transactions within cost of sales as a period cost for all periods presented.
Research and Development (“R&D”) Expense
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such accruals should be adjusted and whether new accruals are required.
Asset Retirement Obligations (“ARO”)
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
Note 2. Recently Issued Accounting Pronouncements
In October 2016, FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets other than Inventory. The new guidance removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new guidance will be effective for us in our first quarter of fiscal 2019. We do not believe that the adoption of this standard will have a material impact to our financial statements.
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
In March 2016, FASB issued ASU 2016-09, Stock Compensation ASU 718 - Improvements to Employee Share-Based Payment Accounting. This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt this standard in in the first quarter of fiscal year 2018 by recording the cumulative impact of applying this guidance to retained earnings, which we estimate will increase by approximately $2.5 million.
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
In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The new standard provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.
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
Note 3. Related Party Transactions
Transactions with Viavi
During the fiscal year ended July 1, 2017, the Company recognized revenue of $3.6 million from products sold to Viavi. During the fiscal year ended July 1, 2017, the Company recorded $0.5 million in research and development cost reimbursement

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $0.7 million in sublease rental income. As of July 1, 2017, the Company had $0.1 million in trade accounts receivable due from Viavi and $0.5 million in other receivables from Viavi. As of July 1, 2017, the Company had $0.2 million in trade payables due to Viavi.
During the fiscal year ended July 1, 2017, the Company recorded $0.6 million in other income, which resulted from a tax indemnification agreement between Lumentum and Viavi.  As a result, the Company had $0.6 million in other non-current assets due  from Viavi as of July 1, 2017.
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

e)
Securities Purchase Agreement, which also includes Amada Holdings Co., Ltd. (“Amada”), a customer of the Company, as a party, which sets forth the terms for the sale by Viavi to Amada of shares of Series A Preferred Stock (the “Series A Preferred Stock”) of Lumentum Inc., our wholly-owned subsidiary, following the Separation.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no allocations of expenses from Viavi for the fiscal year ended July 1, 2017. During the fiscal years ended July 2, 2016 and June 27, 2015, allocated costs from Viavi included in the accompanying consolidated statements of operations were as follows (in millions):

	Years Ended
	July 2, 2016	June 27, 2015
Research and development	$—	$0.4
Selling, general and administrative	11.7	82.5
Restructuring and related charges	—	3.9
Interest and other (income) expenses, net	(0.1)	0.4
Interest expense	0.1	0.7
Total allocated costs	$11.7	$87.9

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in millions, except per share data):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Numerator:
Net income (loss)	$(102.5)	$9.3	$(3.4)
Less: Cumulative dividends on Series A Preferred Stock	(0.9)	(0.8)	—
Less: Accretion of Series A Preferred Stock	—	(11.7)	—
Net income (loss) attributable to common stockholders	$(103.4)	$(3.2)	$(3.4)
Denominator:
Weighted-average number of common shares outstanding
Basic	60.6	59.1	58.8
Effect of dilutive securities from stock-based benefit plans	—	—	—
Diluted	60.6	59.1	58.8
Net income (loss) per share attributable to common stockholders:
Basic	$(1.71)	$(0.05)	$(0.06)
Diluted	$(1.71)	$(0.05)	$(0.06)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of the Company’s common stock to existing holders of JDSU common stock. The weighted average number of common stock outstanding is calculated as the number of shares of common stock outstanding immediately following the Separation, and the weighted average number of shares outstanding following the Separation through July 1, 2017. Diluted earnings (loss) per share is calculated by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Separation. Basic and diluted net income (loss) per share for the twelve months ended June 27, 2015 is calculated using the shares of the Company’s common stock outstanding on August 1, 2015, as if such shares were outstanding for the entire period.
The dilutive effect of stock-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits or shortfalls recorded to additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense and tax benefits or shortfalls collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive awards.
The dilutive effect of the redeemable convertible preferred stock is reflected in diluted earnings per share by the application of the if-converted method. The number of shares is increased for the assumed conversion of the instrument. Additionally, cumulative dividends and accretion from measuring the instrument at its redemption value are added back to net income (loss).
The Company has the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, the Company will use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price. Refer to “Note 11. Convertible Senior Notes” for further discussion.
For the year ended July 1, 2017, 7.4 million shares related to the potential conversion of the 2024 Notes were excluded from the calculation of diluted shares because their inclusion would have been antidilutive. For the year ended July 1, 2017, the number of shares related to our 2015 Plan that were excluded from the calculation of diluted shares was not material.
For the year ended July 2, 2016, 1.2 million weighted average shares related to our 2015 Plan were excluded from the calculation of diluted shares because their inclusion would have been antidilutive.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) primarily consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments and defined benefit obligation. We did not incur significant unrealized gains or losses on our short-term investments in the fiscal 2017.
At July 1, 2017 and July 2, 2016, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign currency translation adjustments	Defined benefit obligation, net of tax (1)	Total
Beginning balance as of July 2, 2016	$11.7	$(2.3)	$9.4
Other comprehensive loss	(1.2)	(0.8)	(2.0)
Ending balance as of July 1, 2017	$10.5	$(3.1)	$7.4
(1) Refer to “Note 17. Employee Benefit Plans” in the Notes to Consolidated Financial Statements on the computation of net periodic cost for pension plans.
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
The Company estimated the acquisition date fair value of the contingent consideration as the present value of the expected contingent payments, determined using a probabilistic approach. The Company is required to reassess the fair value of contingent payments on a periodic basis. The Company estimated the likelihood of meeting the production targets at 90% and recorded the fair value of such contingent consideration in accrued liabilities on the consolidated balance sheet as of July 1, 2017. This contingent consideration will result in a cash payment of $3.0 million, if and when the production targets are achieved.
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
As of the acquisition date, developed technology of the acquired business had an estimated useful life of six years. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition and the assembled workforce. Goodwill has been assigned to the Optical Communications segment and is not deductible for tax purposes.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of operations of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma statements have not been presented because they are not material to our consolidated results of operations. The revenue and net income earned by the business acquired following the acquisition are not material to our consolidated results of operations.
Note 7. Balance Sheet Details
Accounts receivable allowances
As of July 1, 2017 and July 2, 2016, our accounts receivable allowance balance was $1.8 million and $0.9 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	July 1, 2017	July 2, 2016
Finished goods	$71.7	$46.1
Work in process	49.4	25.5
Raw materials and purchased parts	24.1	29.0
Inventories	$145.2	$100.6
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	July 1, 2017	July 2, 2016
Capitalized manufacturing overhead	$30.1	$27.3
Prepayments	12.3	6.4
Advances to contract manufacturers	10.5	10.3
Due from Viavi, net	0.5	2.0
Other current assets	10.1	15.3
Prepayments and other current assets	$63.5	$61.3
Amount due from Viavi, net represents certain obligations to be reimbursed from Viavi pursuant to the Separation and Distribution Agreement and Contribution Agreement.
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	July 1, 2017	July 2, 2016
Land	$10.6	$5.9
Buildings and improvement	37.3	28.9
Machinery and equipment	461.1	378.5
Furniture and fixtures and software	35.8	32.2
Leasehold improvements	30.5	28.6
Construction in progress	84.6	44.1
	659.9	518.2
Less: Accumulated depreciation	(386.4)	(334.8)
Property, plant and equipment, net	$273.5	$183.4

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2017, we completed the purchase of a property in Thailand for approximately $9.9 million in cash. This property will provide additional manufacturing capacity for future growth. The building was valued at $5.5 million and the land was valued at $4.4 million.
During fiscal 2017, 2016 and 2015, we recorded depreciation expense of $54.2 million, $47.4 million and $43.0 million, respectively. Our construction in progress includes primarily machinery and equipment that was purchased to increase our manufacturing capacity. We expect to place these assets in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	July 1, 2017	July 2, 2016
Warranty accrual (1)	$9.7	$2.8
Restructuring accrual and related charges (2)	3.8	5.5
Deferred revenue	6.9	2.7
Others	1.5	1.1
Other current liabilities	$21.9	$12.1
(1) Refer to “Note 18. Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
(2) Refer to “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	July 1, 2017	July 2, 2016
Asset retirement obligation	$2.5	$2.3
Pension and related accrual	3.9	3.5
Deferred rent	3.3	1.6
Restructuring accrual and related charges (2)	—	0.2
Unrecognized tax benefit	10.5	0.1
Other non-current liabilities	4.8	1.4
Other non-current liabilities	$25.0	$9.1
(2) Refer to “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.
Note 8. Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents and short-term investments
The following table summarizes our cash and cash equivalents by category (in millions):

	July 1, 2017	July 2, 2016
Cash and cash equivalents:
Cash	$201.3	$157.1
Certificates of deposit	52.1	—
Commercial paper	14.7	—
Money market funds	4.8	—
Total cash and cash equivalents	$272.9	$157.1
The following table summarizes our short-term investments by category (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of July 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$202.1	$—	$—	$202.1
Asset-backed securities	26.1	—	—	26.1
Corporate debt securities	46.4	—	—	46.4
Municipal bonds	4.9	—	—	4.9
Foreign government bonds	1.0	—	—	1.0
U.S. Treasury	1.9	—	—	1.9
Total short-term investments	$282.4	$—	$—	$282.4
For fiscal 2017, we did not incur significant unrealized gains or losses on our short-term investments.
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. For fiscal 2017, we did not realize significant gross gains or losses from the sale of our short-term investments classified as available-for-sale.
The following table classifies our investments in debt securities by contractual maturities (in millions):

As of July 1, 2017
Due in 1 year	$231.6
Due in 1 year through 5 years	48.4
Due in 5 years through 10 years	1.8
Due after 10 years	0.6
$282.4
All available-for-sale securities have been classified as current, based on management’s intent and ability to use the funds in current operations.
Note 9. Fair Value Measurements
We determine fair value based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2:
Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Inputs are unobservable inputs based on our assumptions.
The fair value of the Company’s Level 1 financial instruments, such as money market funds, which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. Our

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. The Company’s procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company’s pricing service against fair values obtained from another independent source.
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. The lattice model requires the various assumptions to be made to determine the fair value of the embedded derivatives. These assumptions represent Level 3 inputs. Refer to “Note 12. Derivative Liabilities” in the Notes to Consolidated Financial Statements.
We estimated the acquisition date fair value of our Level 3 contingent consideration as the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. We estimated the likelihood of meeting the production targets at 90 percent and recorded the fair value of such contingent consideration in accrued liabilities on the consolidated balance sheet as of July 1, 2017. This contingent consideration will result in a cash payment of $3.0 million, if and when the production targets are achieved. Refer to “Note 6. Mergers and Acquisitions” in the Notes to Consolidated Financial Statements.
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets. Refer to “Note 17. Employee Benefit Plans” in the Notes to Consolidated Financial Statements.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	As of July 1, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$—	$52.1	$—	$52.1
Commercial paper	—	14.7	—	14.7
Money market funds	4.8	—	—	4.8
Marketable securities:
Certificates of deposit	—	202.1	—	202.1
Asset-backed securities	—	26.1	—	26.1
Corporate debt securities	—	46.4	—	46.4
Municipal bonds	—	4.9	—	4.9
Foreign government bonds	—	1.0	—	1.0
U.S. Treasury	1.9	—	—	1.9
Total cash equivalents and marketable securities	$6.7	$347.3	$—	$354.0
Other accrued liabilities:
Derivative liability	$—	$—	$51.6	$51.6
Acquisition contingencies	—	—	2.7	2.7
Pension and post-retirement benefit accrual	—	3.9	—	3.9
Total other accrued liabilities	$—	$3.9	$54.3	$58.2
Assets Measured at Fair Value on a Non-Recurring Basis
We periodically review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. If not recoverable, an impairment loss would be calculated based on the excess of the carrying amount over the fair value.
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangible and other long-lived assets. The inputs used are classified as Level 3 within the fair value

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hierarchy due to the significance of unobservable inputs using company-specific information. During the annual impairment testing performed in fiscal 2017, all our intangible and other long-lived assets passed Step 1. No impairment charges were recorded in fiscal 2017 or 2016. Refer to “Note 13. Goodwill and Other Intangible Assets”.
Additionally, we have a restructuring liability related to certain real estate facilities which was calculated based on the present value of future lease payments, less estimated sublease income, discounted at a rate commensurate with our current cost of financing. This non-recurring fair value measurement is considered to be a Level 3 measurement due to the use of significant unobservable inputs. To the extent that actual sublease income or the timing of subleasing these facilities is different than initial estimates, we will adjust the restructuring liability in the period during which such information becomes known. Refer to “Note 14. Restructuring and Related Charges”.
Note 10. Non-Controlling Interest Redeemable Convertible Preferred Stock
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
The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as non-controlling interest redeemable convertible preferred stock in our consolidated balance sheet. The Series A Preferred Stock is measured at its redemption value.  We recognized a $9.7 million increase in the value of the Series A Preferred Stock during the fiscal year ended July 2, 2016 to accrete to the redemption value of $35.8 million with a reduction to additional paid-in capital. The Series A Preferred Stock value of $35.8 million as of July 1, 2017 has not changed from prior year.
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
The accrued dividend as of July 1, 2017 and July 2, 2016 is $0.2 million and $0.2 million, respectively. During fiscal 2017, we paid $0.9 million in dividends to the holder of Series A Preferred Stock.
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
Note 11. Convertible Senior Notes
On March 8, 2017, the Company issued $450 million aggregate principal amount of 0.25% Convertible Senior Notes due in 2024 (the “2024 Notes”), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as trustee (the “Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.
The 2024 Notes will bear interest at a rate of 0.25% per year. Interest on the 2024 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by the Company or converted pursuant to their terms.
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share, a 132.5% premium to the fair market value at the date of issuance. Prior to the close of business on the business day immediately preceding December 15, 2023, the 2024 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. In addition, upon the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change.
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
The TMA settlement condition can be met by the Company either receiving (i) an opinion of a nationally recognized accounting firm selected by the Company and Viavi by mutual consent to the effect that the issuance of the 2024 Notes and the shares of Common Stock upon conversion of the 2024 Notes (assuming for each such purpose that Physical Settlement applies and the maximum number of Additional Shares have been added to the Conversion Rate) does not result in the imposition or incurrence of certain taxes upon Viavi, the Company, their respective Affiliates or any third party to which any of Viavi, the Company or their respective Affiliates is or may become liable in connection with the failure of the Separation to qualify as a transaction in which no income, gain or loss is recognized under Section 355 and Section 368(A)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) (including any tax resulting from the application of Section 355(d) or Section 355(e) of the Code to the Separation but only to the extent such tax is not reduced by a tax asset) or (ii) the consent of Viavi to the issuance of the 2024 Notes and the shares of Common Stock upon conversion of the 2024 Notes (assuming for each such purpose that Physical Settlement applies and the maximum number of Additional Shares have been added to the Conversion Rate), in each case, in a manner that the Company has determined satisfies the requirements of the Tax Matters Agreement with Viavi. All capitalized terms not previously defined have the definitions set forth in the Indenture.
The Company may not redeem the 2024 Notes prior to their maturity date and no sinking fund is provided for the 2024 Notes. Upon the occurrence of a fundamental change, holders may require the Company to repurchase all or a portion of their 2024 Notes for cash at a price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus any accrued and unpaid interest.
The Company considered the features embedded in the 2024 Notes other than the conversion feature, including the holders’ put feature, the Company’s call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.
Prior to TMA settlement, because the Company can only settle the 2024 Notes in cash, the Company determined that the conversion feature meets the definition of a derivative liability. The Company separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. The Company incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. The Company amortizes the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes is 5.4% per year. As of July 1, 2017, the remaining debt discount amortization period was 80 months.
The Company satisfied the TMA settlement conditions on June 29, 2017. As such, the value of the conversion option will no longer be marked to market, and is reclassified to additional paid-in capital within stockholders’ equity on our consolidated balance sheet. The value of the conversion option at the time of issuance will be treated as an original issue discount for purposes of accounting for the debt component of the notes. The debt component will accrete up to the principal amount over the expected term of the debt. These accounting standards do not affect the actual amount we are required to repay, and the amount shown in the table below for the notes is the aggregate principal amount of the notes and does not reflect the debt discount we will be required to recognize.
As of July 1, 2017, the 2024 Notes consisted of the following (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liability component:	July 1, 2017
Principal	$450.0
Unamortized debt discount	(132.5)
Net carrying amount of the liability component	$317.5
Carrying amount of the embedded derivative liability	$—
The following table sets forth interest expense information related to the 2024 Notes:

(in millions, except percentages)	July 1, 2017
Contractual interest expense	$0.4
Amortization of the debt discount	5.1
Total interest cost	$5.5
Effective interest rate on the liability component	5.4%
The Company has the ability and intent to settle the $450 million face value of the debt in cash. Therefore, the Company will use the treasury stock method for calculating the dilutive impact of the debt. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price. The Notes are required to be excluded from the calculation of diluted earnings per share, as they would be anti-dilutive.
Note 12. Derivative Liabilities
We estimate the fair value of the embedded derivatives for the Series A Preferred Stock and the 2024 Notes using the binomial lattice model. We applied the lattice model to value the embedded derivatives using a “with-and-without method”, where the value of the Series A Preferred Stock or the 2024 Notes, including the embedded derivative, is defined as the “with”, and the value of the Series A Preferred Stock or the 2024 Notes, excluding the embedded derivative, is defined as the “without”. The lattice model requires the following inputs: (i) the Company’s common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate for the Series A Preferred Stock; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price and the volatility results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivatives for the Series A Preferred Stock and the 2024 Notes are primarily related to the change in the price of the Company’s underlying common stock and are reflected in the consolidated statements of operations as “Unrealized loss on derivative liabilities”. Unrealized loss on derivative liabilities amounted to $104.2 million and $0.6 million for the fiscal year ended July 1, 2017 and July 2, 2016, respectively.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock measured by significant unobservable inputs (Level 3) for the years ended July 1, 2017 and July 2, 2016:

(in millions)	July 1, 2017	July 2, 2016
Balance as of beginning of period	$10.3	$—
Issuance of the embedded derivative for the series A preferred stock at fair value	—	9.7
Unrealized loss on the Series A Preferred Stock derivative liability	41.3	0.6
Balance as of end of period	$51.6	$10.3
The Company satisfied the TMA settlement condition for the 2024 Notes on June 29, 2017. Refer to “Note 11. Convertible Senior Notes”. The following table provides a reconciliation of the fair value of the embedded derivative for the 2024 Notes measured by significant unobservable inputs (Level 3) for the years ended July 1, 2017 and July 2, 2016:

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	July 1, 2017	July 2, 2016
Balance as of beginning of period	$—	$—
Fair value of the embedded derivative for the 2024 Notes at issuance	129.9	—
Unrealized loss on the 2024 Notes derivative liability	62.9	—
Reclassification of the 2024 Notes derivative liability in connection with TMA settlement condition	(192.8)	—
Balance as of end of period	$—	$—
The following table summarizes the assumptions used to determine the fair value of the embedded derivative for the 2024 Notes at the issuance date and as of June 29, 2017 when the Company satisfied the TMA settlement condition:

	June 29, 2017	March 8, 2017
Stock price	$57.30	$45.50
Conversion price	$60.62	$60.62
Expected term (years)	6.7	7
Expected annual volatility	47.50%	45.0%
Risk-free rate	2.10%	2.40%
The following table summarizes the assumptions used to determine the fair value of the embedded derivative for Series A Preferred Stock:

	July 1, 2017	July 2, 2016
Stock price	$57.05	$23.65
Conversion price	$24.63	$24.63
Expected term (years)	3.11	4.11
Expected annual volatility	47.5%	40.0%
Risk-free rate	1.57%	0.96%
Preferred yield	7.56%	8.84%
Note 13. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill by operating segments during the year ended July 1, 2017 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of June 27, 2015	$—	$5.6	$5.6
Currency translation	—	(0.2)	(0.2)
Balance as of July 2, 2016	$—	$5.4	$5.4
Acquisition of a business	5.6	—	5.6
Currency translation	0.3	0.1	0.4
Balance as of July 1, 2017	$5.9	$5.5	$11.4
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2017, we completed the annual impairment test

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of goodwill, which indicated there was no goodwill impairment. During fiscal 2017, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technology and Other Intangibles
We allocated acquired developed technology and other intangibles resulting from past acquisitions to our Commercial Lasers operating segment.
In fiscal 2017, we completed the acquisition of a privately held company to enhance our manufacturing processes with $2.4 million acquired developed technology which was allocated to Optical Communications operating segment. The following tables present details of our acquired developed technology and other intangibles (in millions):

As of July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$105.5	$(95.4)	$10.1
Other	9.4	(9.4)	—
Total Intangibles	$114.9	$(104.8)	$10.1

As of July 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$103.0	$(88.9)	$14.1
Other	9.4	(9.0)	0.4
Total Intangibles	$112.4	$(97.9)	$14.5

During fiscal 2017, 2016 and 2015, we recorded $6.8 million, $7.2 million, and $8.0 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of our amortization (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Cost of sales	$6.5	$6.8	$7.6
Operating expense	0.3	0.4	0.4
Total	$6.8	$7.2	$8.0
Based on the carrying amount of acquired developed technology and other intangibles as of July 1, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2018	$3.2
2019	3.0
2020	2.8
2021	1.1
Thereafter	—
Total amortization	$10.1
Note 14. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions. As of July 1, 2017 and July 2, 2016, our total restructuring accrual was $3.8 million and $5.7 million, respectively. During fiscal 2017, 2016 and 2015, we recorded $12.0 million, $7.7 million and $11.6 million, respectively, in restructuring and related charges in the consolidated statements of operations. Of the $12.0 million and $7.7 million charge recorded during fiscal 2017 and fiscal 2016, $2.1 million and

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$2.1 million, respectively, related to severance, retention and employee benefits and there were no costs allocated to us by Viavi. Of the $11.6 million charge recorded during fiscal 2015, $3.9 million related to costs allocated to us by Viavi for plans impacting Viavi’s corporate and shared services employees. Our restructuring charges include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the restructuring accrual related to all of our restructuring plans described below as of July 1, 2017, were as follows (in millions):

	Fiscal 2015 Restructuring Plan		Fiscal 2016 Restructuring Plan
	Restructuring Charges	Exit Costs	Restructuring Charges	Other Charges	Total
Liability as of July 2, 2016	$4.5	$0.5	$0.7	$—	$5.7
Charges	2.1	—	—	9.9	12.0
Payments	(3.2)	(0.1)	(0.7)	(9.9)	(13.9)
Liability as of July 1, 2017	$3.4	$0.4	$—	$—	$3.8
As of July 1, 2017, our restructuring liability includes $3.8 million in other current liabilities. There is no non-current liabilities related to restructuring on our consolidated balance sheet as of July 1, 2017.
As of July 2, 2016, our restructuring liability includes $5.5 million in other current liabilities and $0.2 million in other non-current liabilities on the consolidated balance sheet.
Fiscal 2016 Plan
In the fourth quarter of 2016, our management approved and commenced the 2016 Restructuring Program primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions.
Fiscal 2015 Plans
Separation Restructuring Plan
During the second and fourth quarters of fiscal 2015, management approved restructuring plans impacting our OpComms segment to optimize operations and gain efficiencies by closing the Bloomfield, Connecticut site and consolidating roles and responsibilities across functions as we moved forward with our Separation plan. As a result, a restructuring charge of $4.6 million was recorded for severance and employee benefits during fiscal 2015. In total approximately 200 employees in manufacturing, R&D and SG&A functions located in North America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual have been paid in full in fiscal 2017.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal year ended July 1, 2017, we had cash settlements of $0.1 million. The fair value of the remaining contractual obligations, net of sublease income is $0.4 million and $0.5 million, as of July 1, 2017 and July 2, 2016, respectively. As of July 1, 2017 and July 2, 2016, $0.4 million and $0.3 million was included in other current liabilities on the consolidated balance sheets. As of July 2, 2016, $0.2 million was included in other non-current liabilities on the consolidated balance sheets. There were no other non-current liabilities on the consolidated balance sheets as of year ended July 1, 2017. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.
In the third quarter of fiscal 2015, we released $0.9 million of accrued lease exit charges for reusing certain spaces of our Ottawa facility. During fiscal 2015, we recorded $0.7 million benefit in the SG&A charges, plus we had cash settlements of $1.0 million and other non-cash benefits of $0.3 million.
Note 15. Income Taxes
Our income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Domestic	$(78.4)	$60.7	$(58.7)
Foreign	18.6	(51.0)	34.2
Income (loss) before income taxes	$(59.8)	$9.7	$(24.5)
Our income tax (benefit) expense consisted of the following (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Federal:
Current	$13.7	$1.6	$—
Deferred	—	—	—
	13.7	1.6	—
State:
Current	0.1	0.2	0.1
Deferred	—	—	—
	0.1	0.2	0.1
Foreign:
Current	2.1	1.2	(20.3)
Deferred	26.8	(2.6)	(0.9)
	28.9	(1.4)	(21.2)
Total income tax (benefit) expense	$42.7	$0.4	$(21.1)
The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Income tax (benefit) expense computed at federal statutory rate	$(20.9)	$3.4	$(8.6)
State taxes, net of federal benefit	0.1	0.1	—
Foreign rate differential	(4.8)	21.3	0.2
Change in valuation allowance	21.5	(29.4)	(2.2)
Reversal of previously accrued taxes	—	—	(21.8)
Research and experimentation benefits and other tax credits	(2.9)	(4.4)	(3.1)
Permanent items	0.3	0.7	(0.7)
Stock-based compensation	4.9	4.3	1.2
Fair value adjustment	36.5	—	—
Subpart F	—	4.0	12.7
Unrecognized tax benefits	8.4	—	1.0
Other	(0.4)	0.4	0.2
Total income tax (benefit) expense	$42.7	$0.4	$(21.1)
The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Gross deferred tax assets:
Intangibles	$217.4	$230.2	$—
Tax credit carryforwards	34.9	43.8	41.6
Net operating loss carryforwards	11.5	16.1	61.0
Inventories	11.7	10.9	7.7
Accruals and reserves	19.7	9.9	4.1
Fixed assets	11.4	11.1	21.7
Capital loss carryforwards	12.4	11.9	12.4
Unclaimed research and experimental development expenditure	23.0	19.5	16.7
Other	0.4	0.6	5.4
Stock-based compensation	3.1	—	—
Acquisition-related items	—	—	29.4
Gross deferred tax assets	345.5	354.0	200.0
Valuation allowance	(296.4)	(321.4)	(160.0)
Deferred tax assets	49.1	32.6	40.0
Gross deferred tax liabilities:
Intangible amortization	(1.1)	(1.0)	(6.7)
Convertible note	(44.4)	—	—
Undistributed foreign earnings	—	—	(2.6)
Other	—	—	(1.2)
Deferred tax liabilities	(45.5)	(1.0)	(10.5)
Total net deferred tax assets	$3.6	$31.6	$29.5
The Realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including its history of losses in certain jurisdictions, the Company believes that it is more likely than not that its U.S. federal,

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

state, and Canadian deferred tax assets will not be realized as of July 1, 2017. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event the Company determines that it will be able to realize all or part of its net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which the Company makes such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. It is reasonably possible that significant positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed, and as such, we may release a significant portion of our valuation allowance in the next 12 months.
The valuation allowance against our various deferred tax assets decreased by $25.0 million in fiscal 2017, and increased by $161.4 million in fiscal 2016. The decrease in the valuation allowance during fiscal 2017 was primarily related to the amortization of intangible assets, utilization of tax attributes, and the tax effects of the Convertible Senior Notes. The increase during fiscal 2016 was primarily due to a step up in the tax basis of intangible assets, which was offset by a valuation allowance. The step-up was the result of the Separation from Viavi, and consequently, a significant portion of the change in the valuation allowance had no impact on the effective tax rate.
As of July 1, 2017, the Company had federal and foreign tax net operating loss carryforwards of $6.9 million and $35.9 million, respectively. These carryforwards will begin to expire in the fiscal years ending 2022 and 2025, respectively. The federal net operating loss carryforwards are subject to Internal Revenue Code Section 382 which imposes limitations on annual utilization after a change of ownership.
Additionally, the Company has federal, state, and foreign research and other tax credit carryforwards of $4.3 million, $7.2 million, and $43.0 million, respectively. A portion of the federal credits will begin to expire in the fiscal year ending 2036 and California credits can be carried forward indefinitely. The foreign tax credits will begin to expire in the fiscal year ending 2020.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $2.5 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized.
U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $0.6 million of undistributed earnings for certain foreign subsidiaries. We intend to reinvest these earnings indefinitely outside of the United States. We estimate that an additional $0.1 million of U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S. federal statutory rate.
A reconciliation of unrecognized tax benefits between June 27, 2015 and July 1, 2017 is as follows (in millions):

Balance at June 27, 2015	$0.2
Reductions based on the tax positions related to the prior year	(0.1)
Additions based on tax positions related to current year	2.1
Balance at July 2, 2016	$2.2
Additions based on the tax positions related to the prior year	1.6
Additions based on tax positions related to current year	9.5
Balance at July 1, 2017	$13.3

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the balance of unrecognized tax benefits as of July 1, 2017 is $3.6 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. Also, included in the balance of unrecognized tax benefits as of July 1, 2017 is $10.5 million of tax benefits that, if recognized, would impact the effective tax rate.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 1, 2017 and July 2, 2016 were $0.9 million and $0.1 million, respectively. During fiscal 2017, accrued interest and penalties increased by $0.8 million.
The Company files income tax returns in the US federal jurisdiction as well as many US states and foreign jurisdictions. The Company’s major tax jurisdictions are the U.S. federal government, the state of California, and Canada. The U.S. federal corporation income tax returns beginning with the 2000 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the fiscal year 2016 will remain subject to examination by the California Franchise Tax Board. The Canada corporation income tax returns beginning with the 2009 year remain subject to examination by the Canadian tax authorities. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
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
Note 16. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Stock Option Plans
On June 23, 2015, we adopted, and the board of directors of JDS Uniphase Corporation (“JDSU” and, now, Viavi Solutions Inc.) approved, the 2015 Equity Incentive Plan (the “2015 Plan”) under which 8.5 million shares of our Common Stock were authorized for issuance, which was ratified by the Company’s board of directors in August 2015.  In connection with our Separation from JDSU on July 31, 2015, outstanding JDSU equity-based awards held by service providers continuing in service after the Separation were converted into equity-based awards under the 2015 Plan reducing the number of shares remaining available for grant under the 2015 Plan. Immediately following our Separation from JDSU, 2.1 million shares of our Common Stock were reserved pursuant to outstanding equity-based awards under the 2015 Plan that were converted from JDSU equity-based awards.
On November 4, 2016, the Company’s stockholders approved an amendment to increase the number of shares that may be issued under the 2015 Plan by 3.0 million shares and to approve the material terms of the 2015 Plan.
As of July 1, 2017, the Company had 2.2 million shares of stock options, restricted stock awards, and restricted stock units issued and outstanding to employees and directors under the 2015 Plan. Restricted stock awards and restricted stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of the time-based restricted stock award or restricted stock unit is based on the closing market price of the Company’s common stock on the date of award.
The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. As of July 1, 2017, 6.6 million shares of common stock under the 2015 Plan were available for grant.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
On June 23, 2015, we adopted, and the board of directors of JDSU approved, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our Common Stock were authorized for issuance, which was ratified by our board of directors in August 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.5 million shares remained available for issuance as of July 1, 2017.
Restricted Stock Units
Restricted stock units (“RSUs”) under the 2015 Plan are grants of shares of our common stock valued at fair value based on the closing price of our common stock on the date of grant. RSUs result in a payment to a holder if any performance goals or other vesting criteria are achieved or the awards otherwise vest. Generally, our RSUs have service conditions, performance conditions, or a combination of both and are expected to vest over one to four years. The fair value of the time-based RSUs is based on the closing market price of the common stock on the date of award.
Restricted Stock Awards
Restricted stock awards (“RSAs”) under the 2015 Plan are grants of shares of our common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. RSAs are expected to vest over one to four years, and the shares acquired may not be transferred by the holder until the vesting conditions (if any) are satisfied.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for fiscal 2017, 2016 and 2015 was as follows (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Cost of sales	$7.5	$6.1	$5.1
Research and development	11.6	9.0	7.3
Selling, general and administrative	13.6	11.8	14.7
	$32.7	$26.9	$27.1
Approximately $1.8 million and $1.2 million of stock-based compensation was capitalized to inventory as of July 1, 2017 and July 2, 2016. The table above includes allocated stock-based compensation from Viavi of $2.0 million and $8.9 million for fiscal 2016 and 2015, respectively. There were no allocations to stock-based compensation from Viavi during the year ended July 1, 2017. Refer to “Note 3. Related Party Transactions” in the Notes to Consolidated Financial Statements.
Stock Option and Restricted Stock Units Activity
We did not grant any stock options during fiscal 2017 and 2016. As of July 1, 2017 and July 2, 2016, the total intrinsic value of options exercised by our employees was $5.6 million and $1.0 million, respectively. In connection with these exercises, the tax benefit realized during the year ended July 1, 2017 was $3.8 million. For the year ended July 2, 2016 there was no tax benefit related to options exercised.
As of July 1, 2017, $48.4 million of stock-based compensation cost related to RSUs and RSAs granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our stock option, RSA, and RSU activities in fiscal 2017 (amount in millions except per share amounts):

		Options Outstanding		Restricted Stock Units/Awards Outstanding
	Available for Grant	Number of Shares	Weighted-Average Exercise Price	Number of Shares (MSU/PSU)	Number of Shares (RSU/RSA)	Weighted-Average Grant Date Fair Value
Outstanding as of June 27, 2015		0.5	$19.01	0.2	1.5	$22.70
Authorized	8.5
Granted	(4.0)	—	—	—	1.9	20.39
Exercised / Vested	—	(0.2)	15.21	(0.1)	(0.7)	22.60
Canceled	0.2	—	—	—	(0.2)	21.85
Outstanding as of July 2, 2016	4.7	0.3	$17.83	0.1	2.5	$21.04
Authorized	3.0
Granted	(1.3)	—	—	—	1.3	34.86
Exercised / Vested	—	(0.3)	14.29	(0.1)	(1.4)	21.74
Canceled	0.2	—	—	—	(0.2)	23.78
Outstanding as of July 1, 2017	6.6	—	$—	—	2.2	$28.51

Vested and expected to vest		—	$—	—	2.1	$28.61
Employee Stock Purchase Plan (“ESPP”) Activity
The ESPP expense for the years ended July 1, 2017 and July 2, 2016 was $2.7 million and $1.3 million, respectively. The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. During fiscal 2017 and 2016, 314,800 shares and 202,479 shares were issued to our employees with the average fair market value at the purchase date of $25.64 and $15.46 , respectively.
Note 17. Employee Benefit Plans
Employee Retirement Plans
In the United States, the Company sponsors the Lumentum 401(k) Retirement Plan (the “401(k) Plan”) , a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $18,000 in calendar year 2017 as set by the Internal Revenue Service.
In Canada, the Company sponsors the Group Registered Retirement Savings (the “RRSP”) and Deferred Profit Sharing Plan (the “DPSP”), a defined contribution plan which provides retirement benefits for its eligible employees through tax deferred salary deductions. The Plan allows employees to contribute up to 5% of their eligible earnings in a pay period, with contributions limited to in calendar year 2017 up to $20,062 (1) for the RRSP and $10,116 (2) for the DPSP, per Canada Revenue Agency. The RRSP contributions in excess of 5% of earnings are not subject to an employer’s contributions.
The Company also makes a matching contribution equal to 100% of employees before-tax contributions up to 3% of their compensation and 50% of employees before-tax contributions to the next 2% of their compensation.  The Company match is contributed on a per-pay-period basis and is based on employees before-tax contributions and compensation each pay period for both the United Stated and Canada retirement plans.
Employees are eligible for match contributions after completing 180 days of service.  All matching contributions are made in cash and vest immediately under both retirement plans. In fiscal 2017 and 2016, we made matching contributions to the 401(k) Plan in the amount of $4.0 million and $2.7 million, respectively. In fiscal 2017 and 2016, we made matching contributions in the amount of $0.7 million and $0.7 million under our Canada retirement plan.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Defined Benefit Plans
During the third quarter of fiscal 2014, we assumed a defined benefit plan in connection with the acquisition of Time-Bandwidth. Prior to the third quarter of fiscal 2014, we did not have any significant defined benefit plans. This plan, which covers certain Swiss employees, is open to new participants and additional service costs are being accrued. Benefits are generally based upon age and compensation. As of July 1, 2017, the plan was partially funded. Our policy for partially funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. Future estimated benefit payments are summarized below. No other required contributions to this defined benefit plan are expected in fiscal 2018, but we can, at our discretion, make contributions to the plan.
We account for our obligations under this pension plan in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost principally using actuarial valuations provided by third-party actuaries. The net obligation of $3.9 million as of July 1, 2017 is recorded in our consolidated balance sheets as non-current liabilities and is reflective of the total PBO less the fair value of plan assets.

(1) CA$26,010 converted to U.S. dollars using the applicable exchange rate on July 1, 2017 (i.e., $0.7713), the last business day of fiscal 2017.
(2) CA$13,115 converted to U.S. dollars using the applicable exchange rate on July 1, 2017 (i.e., $0.7713), the last business day of fiscal 2017.

The change in the benefit obligations and plan assets of the pension and benefits plan were as follows (in millions):

	Pension Benefit Plan
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$8.2	$6.7
Service cost	0.6	0.4
Interest cost	—	0.1
Plan participants’ contribution	0.5	0.4
Actuarial (gains)/losses	0.5	0.9
Benefits paid	0.9	0.1
Foreign exchange impact	0.3	(0.4)
Benefit obligation at end of year	$11.0	$8.2
Change in plan assets:
Fair value of plan assets at beginning of year	$4.7	$4.6
Actual return on plan assets	0.1	(0.6)
Employer contribution	0.8	0.4
Plan participants’ contribution	0.5	0.4
Benefits paid	0.9	0.1
Foreign exchange impact	0.1	(0.2)
Fair value of plan assets at end of year	$7.1	$4.7
Funded status	$(3.9)	$(3.5)
Accumulated benefit obligation	$8.2	$6.7

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions
Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age and assumptions about interest rates, compensation increases and other factors. At a minimum, we evaluate these assumptions annually and make changes as necessary.
The discount rate reflects the estimated rate at which the pension benefits could be effectively settled. In developing the discount rate, we consider the yield available on an appropriate AA corporate bond index, adjusted to reflect the term of the scheme’s liabilities.
The expected return on assets was estimated by using the weighted average of the real expected long-term return (net of inflation) on the relevant classes of assets based on the target asset mix and adding the chosen inflation assumption.
The following table summarizes the assumptions used to determine net periodic cost and benefit obligation for the pension plan:

	Pension Benefit Plans
	2017	2016
Assumptions used to determine net periodic cost:
Discount rate	0.2%	1.1%
Expected long-term return on plan assets	3.2%	3.3%
Rate of pension increase	2.3%	2.3%
Assumptions used to determine benefit obligation at end of year:
Discount rate	0.7%	0.2%
Rate of pension increase	2.3%	2.3%
Fair Value Measurement of Plan Assets
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of July 1, 2017 (in millions, except percentage data).

				Fair value measurement as of July 1, 2017
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	24%	$1.7	24%	$—	$1.7
Fixed income	35%	2.5	35%	—	2.5
Alternative Investment	15%	1.6	23%	—	1.6
Cash	1%	0.1	1%	0.1	—
Other	25%	1.2	17%	—	1.2
Total Assets		$7.1	100%	$0.1	$7.0

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of July 2, 2016 (in millions, except percentage data).

				Fair value measurement as of July 2, 2016
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	26%	$1.2	26%	$—	$1.2
Fixed income	37%	1.7	36%	—	1.7
Alternative Investment	19%	0.9	19%	—	0.9
Cash	1%	0.1	2%	0.1	—
Other	17%	0.8	17%	—	0.8
Total Assets		$4.7	100%	$0.1	$4.6
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets. Global equity consists of several funds that invest primarily in Swiss and Foreign equities; Fixed income consists of several funds that invest primarily in investment grade domestic and overseas bonds; Other consists of several funds that primarily invest in hedge fund, private equity, global real estate and infrastructure funds.
Future Benefit Payments
We estimate our expected benefit payments to defined benefit pension plan participants based on the same assumptions used to measure our PBO at year end which includes benefits attributable to estimated future compensation increases. Based on this approach, we expect to make payments of $0.9 million during the five year period between fiscal 2018 and fiscal 2022 and the remaining $3.0 million of payments in fiscal years subsequent to fiscal 2022.
Note 18. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of July 1, 2017 the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2018	$11.4
2019	11.3
2020	8.4
2021	4.6
2022	3.1
Thereafter	4.0
Total minimum operating lease payments	$42.8
Included in the future minimum lease payments table above is $0.3 million related to lease commitments in connection with our restructuring and related activities. Refer to “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.
Rental expense relating to building and equipment was $10.1 million, $7.4 million, and $9.1 million in fiscal 2017, 2016 and 2015, respectively.
Acquisition Contingencies

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company incurred liabilities in the amount of $3.6 million in connection with the fiscal 2017 acquisition. The amount of $2.7 million is payable in 36 months following the acquisition date contingent upon meeting certain production targets. The Company retained $0.9 million of the purchase price to cover any potential liabilities under the representations, warranties and indemnifications included in the purchase agreement, the amount is payable at the 15 month anniversary of the close date. Refer to “Note 6. Mergers and Acquisitions”.
0.25% Convertible Senior Notes due 2024
The future interest and principal payments related to the 2024 Notes are as follows as of July 1, 2017:

2018	$1.2
2019	1.1
2020	1.1
2021	1.1
2022	1.1
Thereafter	451.7
Total 2024 Notes payments	$457.3

Purchase Obligations
Purchase obligations of $146.2 million as of July 1, 2017, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve during fiscal 2017 and fiscal 2016 (in millions):

	Years Ended
	July 1, 2017	July 2, 2016
Balance as of beginning of year	$2.8	$2.8
Provision for warranty	14.9	2.9
Utilization of reserve	(8.0)	(2.9)
Balance as of year end	$9.7	$2.8

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Liabilities
Our research and development (“R&D”), manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulations imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.
In connection with the Separation, we agreed to indemnify Viavi for any liability associated with contamination from past operations at all properties transferred to us from Viavi, to the extent the resulting issues primarily related to our business.
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against the Company in the future and the Company may record charges in the future as a result of these indemnification obligations. As of July 1, 2017, the Company did not have any material indemnification claims that were probable or reasonably possible.
Note 19. Operating Segments and Geographic Information
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
Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fast growing OpComms markets, including reconfigurable optical add/drop multiplexers (“ROADMs”), tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggable transceivers. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the Consumer and Industrial markets, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, virtual and augmented reality, other consumer electronics devices, and industrial segments. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Systems can also be used for identification, safety, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. Our laser light sources are also used in a variety of other industrial laser and processing applications.
Lasers
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of original equipment manufacturer (“OEM”) applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. Diode-pumped solid-state lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Net revenue:
OpComms	$857.8	$761.3	$694.1
Lasers	143.8	141.7	143.0
Net revenue	$1,001.6	$903.0	$837.1
Gross profit:
OpComms	287.3	236.3	204.8
Lasers	59.9	61.4	67.4
Total segment gross profit	347.2	297.7	272.2
Unallocated amounts:
Stock-based compensation	(7.5)	(6.1)	(5.1)
Amortization of intangibles	(6.5)	(6.8)	(7.6)
Other charges	(15.1)	(7.5)	(1.6)
Gross profit	$318.1	$277.3	$257.9

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom and consumer and industrial (“Consumer and Industrial”) markets which accounted for more than 10% or more of our total net revenue during the last three fiscal years:

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
OpComms:	85.6%	84.3%	82.9%
Telecom	61.0%	61.5%	60.6%
Datacom	20.1%	18.1%	17.4%
Consumer and Industrial	4.5%	4.7%	4.9%
Lasers	14.4%	15.7%	17.1%
We operate in three geographic regions: Americas, Asia-Pacific, and EMEA (Europe, Middle East, and Africa). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions, except percentage data):

	Years Ended
	July 1, 2017		July 2, 2016		June 27, 2015
Net revenue:
Americas:
United States	$147.9	14.8%	$162.3	18.0%	$162.4	19.4%
Mexico	185.1	18.5	112.9	12.5	112.7	13.5
Other Americas	9.2	0.9	19.6	2.2	31.1	3.6
Total Americas	$342.2	34.2%	$294.8	32.7%	$306.2	36.5%

Asia-Pacific:
Hong Kong	$226.7	22.6%	$214.0	23.7%	$120.4	14.4%
Japan	99.2	9.9	92.9	10.3	106.6	12.7
Other Asia-Pacific	225.4	22.5	177.8	19.6	174.4	20.9
Total Asia-Pacific	$551.3	55.0%	$484.7	53.6%	$401.4	48.0%

EMEA	$108.1	10.8%	$123.5	13.7%	$129.5	15.5%

Total net revenue	$1,001.6		$903.0		$837.1
During fiscal 2017, 2016 and 2015, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Customer A	18.5%	17.1%	14.4%
Customer B	16.7%	17.1%	*
Customer C	12.4%	13.0%	11.8%
*Represents less than 10% of total net revenue

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	July 1, 2017	July 2, 2016
Property, Plant and Equipment, net
United States	$88.2	$69.0
Canada	13.8	21.4
China	82.5	46.6
Thailand	85.3	43.8
Other Asia-Pacific	1.9	0.2
EMEA	1.8	2.4
Total long-lived assets	$273.5	$183.4
In March 2017, we completed the purchase of a property in Thailand for approximately $9.9 million in cash. This property will provide additional manufacturing capacity for future growth. The building was valued at $5.5 million and the land was valued at $4.4 million.
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Thailand and China. For the fiscal year ended 2017, 50% total inventory was purchased from a single contract manufacturer, 27% and 14%, respectively, were purchased from two other contract manufacturers.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Quarterly Financial Information (unaudited)
The following table presents our quarterly consolidated statements of operations for fiscal 2017 and 2016 (in millions, except per share data):

	July 1, 2017	April 1, 2017	December 31, 2016	October 1, 2016	July 2, 2016 (2)	April 2, 2016 (2)	December 26, 2015 (2)	September 26, 2015 (2)
Net revenue	$222.7	$255.8	$265.0	$258.1	$241.7	$230.4	$218.3	$212.6
Cost of sales	154.0	172.0	176.3	174.7	160.5	165.9	148.5	144.0
Amortization of acquired technologies	1.4	1.7	1.7	1.7	1.7	1.7	1.7	1.7
Gross profit	67.3	82.1	87.0	81.7	79.5	62.8	68.1	66.9
Operating expenses:
Research and development	35.4	37.3	38.7	36.9	36.4	35.3	35.0	34.4
Selling, general and administrative	26.0	28.1	31.0	25.1	29.5	28.0	25.8	34.0
Restructuring and related charges	2.0	3.1	4.0	2.9	3.5	1.8	1.1	1.0
Total operating expenses	63.4	68.5	73.7	64.9	69.4	65.1	61.9	69.4
Income (loss) from operations	3.9	13.6	13.3	16.8	10.1	(2.3)	6.2	(2.5)
Unrealized (gain) loss on derivative liabilities	(29.7)	(56.6)	4.8	(22.7)	4.4	(4.8)	(2.4)	2.2
Interest and other income (expense), net	(1.8)	(1.4)	(0.2)	0.2	(0.1)	(0.4)	(0.5)	(0.2)
Income (loss) before income taxes	(27.6)	(44.4)	17.9	(5.7)	14.4	(7.5)	3.3	(0.5)
(Benefit from) provisions for income taxes	27.3	11.6	6.1	(2.3)	0.1	0.1	0.5	(0.3)
Net income (loss)	$(54.9)	$(56.0)	$11.8	$(3.4)	$14.3	$(7.6)	$2.8	$(0.2)
Net income (loss) attributable to common stockholders
Net income (loss) per share attributable to common stockholders(1)
Basic	$(0.90)	$(0.92)	$0.20	$(0.06)	$0.24	$(0.13)	$0.05	$—
Diluted	$(0.90)	$(0.92)	$0.19	$(0.06)	$0.23	$(0.13)	$0.05	$—
Shares used in per share calculation attributable to common stockholders: (1)
Basic	61.3	61.0	60.3	59.9	59.4	59.2	59.0	58.8
Diluted	61.3	61.0	62.7	59.9	61.8	59.2	59.2	58.8

(1)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of Lumentum common stock to existing holders of JDSU common stock. JDSU was renamed Viavi and at the time of the distribution, retained 11.7 million shares, or 19.9% of Lumentum’s outstanding shares. Basic and diluted net income (loss) income per share for all periods through June 27, 2015 is calculated using the shares of Lumentum common stock outstanding on August 1, 2015. Refer to “Note 4. Earnings Per Share” in the Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
During the three months ended July 2, 2016 we corrected an error relating to the understatement of the restructuring expense of $0.2 million, $0.2 million and $0.4 million for the three months ended September 26, 2015, December 26, 2015 and April 2, 2016, respectively, resulting in the overstatement of restructuring expense of $0.8 million for the three months ended July 2, 2016. During the three months ended April 2, 2016, we corrected an error relating to stock-based compensation expense for the three months ended December 26, 2015 in which stock-based compensation expense of $1.0 million was excluded for a specific restricted stock grant, resulting in the overstatement of stock-based compensation expense of $1.0 million for the three months ended April 2, 2016. Additionally during the three months ended April 2, 2016, we corrected an error relating to the overstatement of sales and use tax expense of $0.2 million and $0.3 million for the three months ended September 26, 2015 and December 26, 2015, respectively, resulting in the understatement of sales and use tax expense of $0.5 million for the three months ended April 2, 2016. During the three months ended December 26, 2015, we corrected an error relating to the determination of the accretion amount of Series A preferred stock for the three months ended September 26, 2015 in which the accretion of the discount related to issuance cost of $2.0 million was excluded, resulting in the overstatement of the accretion of Series A preferred stock of $2.0 million for the three months ended December 26, 2015.

As a result, our net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders included in our quarterly report on Form 10-Q (“Form 10-Q”) for the three months ended September 26, 2015 was understated by $2.0 million and $0.03 per basic and diluted share, respectively. Our net income attributable to common stockholders and basic and diluted net income per share attributable to common stockholders included in Form 10-Q for the three months ended December 26, 2015 was understated by $0.9 million and $0.02 per basic and diluted share, respectively.  Our net loss attributable to common stockholders included in Form 10-Q for the three months ended April 2, 2016 was understated by $0.1 million, there was no impact to earnings per share, both basic and diluted. Our net income attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the three months ended July 2, 2016 was overstated by $0.8 million and $0.01 per basic and diluted share, respectively.
We assessed the materiality of these errors and determined that the above errors were not material to our unaudited consolidated financial statements as of each of the periods mentioned above.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b)    MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of July 1, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of July 1, 2017.
(c)     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
Our management, including the CEO and CFO, recognizes that our disclosure controls and procedures or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lumentum Holdings Inc.
Milpitas, California

We have audited the internal control over financial reporting of Lumentum Holdings Inc. and subsidiaries (the "Company") as of July 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 1, 2017 of the Company and our report dated August 29, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 29, 2017
ITEM 9B.    OTHER INFORMATION
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2017 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.
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

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
1. Financial Statements
The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8 of this report.

Page
Report of Independent Registered Public Accounting Firm	47
Report of Independent Registered Public Accounting Firm	48
Consolidated Statements of Operations—Years Ended July 1, 2017, July 2, 2016, and June 27, 2015	49
Consolidated Statements of Comprehensive (Loss) Income—Years Ended July 1, 2017, July 2, 2016, and June 27, 2015	50
Consolidated Balance Sheets—July 1, 2017 and July 2, 2016	51
Consolidated Statements of Cash Flows—Years Ended July 1, 2017, July 2, 2016, and June 27, 2015	52
Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders Equity, and Invested Equity—Years Ended July 1, 2017, July 2, 2016, and June 27, 2015	54
Notes to Consolidated Financial Statements	56

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

LUMENTUM HOLDINGS INC.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Balance at End of Period
Accounts receivable allowance:
Fiscal year ended July 1, 2017	$0.9	$1.0	$(0.1)	$1.8
Fiscal year ended July 2, 2016	$1.2	$0.6	$(0.9)	$0.9

	(in millions)
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
2017
Deferred tax valuation allowance	$321.4	$16.7	$(41.7)	$296.4
2016
Deferred tax valuation allowance	$160.0	$214.3	$(52.9)	$321.4
2015
Deferred tax valuation allowance	$184.6	$3.4	$(28.0)	$160.0
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

3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Stockholder’s and Registration Rights Agreement	8-K	4.1	8/6/2015
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
4.2	Indenture, dated March 8, 2017, between Lumentum Holdings Inc. and U.S. Bank National Association	8-K	4.1	3/2/2017

4.3	Form of 0.250% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K	4.2	3/2/2017
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4*	2015 Equity Incentive Plan	S-8	99.1	7/29/2015
10.5*	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Change in Control and Severance Benefits Plan	8-K	10.5	8/6/2015
10.7*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.8*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.9*	Separation Agreement between Lumentum Operations LLC and Craig Cocchi dated February 4, 2016	8-K	10.1	2/4/2016
10.10	Purchase Agreement, dated as of March 2, 2017, between Lumentum Holdings Inc. and Goldman Sachs & Co., as representative of the Initial Purchasers listed in Schedule I thereto.	8-K	10.1	3/2/2017
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation				X

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 29, 2017	LUMENTUM HOLDINGS INC.

/s/ Aaron Tachibana
By:	Aaron Tachibana
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

Signature	Title	Date

/s/ ALAN LOWE	President, Chief Executive Officer and Director (principal executive officer)	August 29, 2017
Alan Lowe

/s/ AARON TACHIBANA	Chief Financial Officer (principal financial and accounting officer)	August 29, 2017
Aaron Tachibana

/s/ HAROLD COVERT	Director	August 29, 2017
Harold Covert

/s/ PENELOPE HERSCHER	Director	August 29, 2017
Penelope Herscher

/s/ MARTIN KAPLAN	Chairman	August 29, 2017
Martin Kaplan

/s/ BRIAN LILLIE	Director	August 29, 2017
Brian Lillie

/s/ SAMUEL THOMAS	Director	August 29, 2017
Samuel Thomas