Form 10-Q
period 2017-09-30
Lumentum Holdings Inc.
filed 2017-11-01
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
 OR
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 26, 2017, the Registrant had 62.0 million shares of common stock outstanding.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
Net revenue	$243.2	$258.1
Cost of sales	173.9	174.7
Amortization of acquired developed technologies	0.8	1.7
Gross profit	68.5	81.7
Operating expenses:
Research and development	36.3	36.9
Selling, general and administrative	26.6	25.1
Restructuring and related charges	2.9	2.9
Total operating expenses	65.8	64.9
Income from operations	2.7	16.8
Unrealized gain (loss) on derivative liability	4.2	(22.7)
Interest and other income (expense), net	(3.4)	0.2
Income (loss) before income taxes	3.5	(5.7)
Benefit from income tax	(3.6)	(2.3)
Net income (loss)	7.1	(3.4)
Cumulative dividends on Series A Preferred Stock	(0.2)	(0.2)
Net income (loss) attributable to common stockholders	$6.9	$(3.6)

Net income (loss) per share attributable to common stockholders
Basic	$0.11	$(0.06)
Diluted	$0.11	$(0.06)
Shares used in per share calculation attributable to common stockholders
Basic	61.7	59.9
Diluted	63.0	59.9

See accompanying notes to condensed consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
Net income (loss)	$7.1	$(3.4)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	1.9	(0.9)
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	(0.1)	—
Net change in accumulated other comprehensive income (loss)	1.8	(0.9)
Comprehensive income (loss)	$8.9	$(4.3)

See accompanying notes to condensed consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	September 30, 2017	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$150.8	$272.9
Short-term investments	381.7	282.4
Accounts receivable, net	173.8	166.3
Inventories	147.2	145.2
Prepayments and other current assets	69.0	63.5
Total current assets	922.5	930.3
Property, plant and equipment, net	293.7	273.5
Goodwill and intangibles, net	21.0	21.5
Deferred income taxes	7.6	3.9
Other non-current assets	3.6	3.7
Total assets	$1,248.4	$1,232.9
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS EQUITY, AND INVESTED EQUITY
Current liabilities:
Accounts payable	$111.6	$114.8
Accrued payroll and related expenses	25.1	27.5
Income taxes payable	0.5	0.7
Accrued expenses	18.0	19.3
Other current liabilities	22.0	21.9
Total current liabilities	177.2	184.2
Convertible note	321.6	317.5
Derivative liability	47.4	51.6
Other non-current liabilities	25.3	25.0
Total liabilities	571.5	578.3
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A preferred stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of September 30, 2017 and July 1, 2017	35.8	35.8
Total redeemable convertible preferred stock	35.8	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 62,006,405 and 61,476,103 shares issued and outstanding as of September 30, 2017 and July 1, 2017, respectively	0.1	0.1
Additional paid-in capital	705.7	694.5
Retained earnings	(73.9)	(83.2)
Accumulated other comprehensive income	9.2	7.4
Total stockholders’ equity	641.1	618.8
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$1,248.4	$1,232.9

See accompanying notes to condensed consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
OPERATING ACTIVITIES:
Net income (loss)	$7.1	$(3.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	16.7	11.9
Stock-based compensation	9.3	7.7
Unrealized (gain) loss on derivative liability	(4.2)	22.7
Amortization of acquired developed technologies	0.8	1.8
Amortization of discount on 0.25% Convertible Senior Notes due 2024	4.1	—
Other non-cash (income) expenses	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	(7.5)	14.0
Inventories	(2.0)	(3.0)
Prepayments and other current and non-currents assets	(5.8)	(2.2)
Deferred taxes, net	(3.5)	0.2
Accounts payable	(1.8)	(14.2)
Accrued payroll and related expenses	(2.4)	0.5
Income taxes payable	—	(1.3)
Accrued expenses and other current and non-current liabilities	(1.2)	1.6
Net cash provided by operating activities	9.7	36.3
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(33.0)	(28.9)
Purchases of short-term investments	(228.3)	—
Proceeds from maturities and sales of short-term investments	128.8	—
Net cash used in investing activities	(132.5)	(28.9)
FINANCING ACTIVITIES:
Payment of dividends - preferred stock	(0.2)	(0.2)
Repayment of capital lease obligation	(1.2)	—
Proceeds from the exercise of stock options	1.7	2.5
Net cash provided by financing activities	0.3	2.3
Effect of exchange rates on cash and cash equivalents	0.4	—
Increase (decrease) in cash and cash equivalents	(122.1)	9.7
Cash and cash equivalents at beginning of period	272.9	157.1
Cash and cash equivalents at end of period	$150.8	$166.8
Supplemental disclosure of cash flow information:
Cash paid for taxes	$0.3	$2.9
Cash paid for interest	0.6	—
Unpaid property, plant and equipment in accounts payable and accrued expenses	12.6	9.1
Equipment acquired under capital lease	8.5	—

See accompanying notes to condensed consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum (we, us, our or the Company) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including data communications (“Datacom”) and telecommunications (“Telecom”) networking and commercial lasers (“Commercial Lasers”) for manufacturing, inspection and life-science applications. We are using our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that our network equipment manufacturer (“NEM”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications, who then integrate our devices within their products, for eventual resale to consumers.
Basis of Presentation
The preparation of the condensed consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, valuation of derivative liability, long-lived asset valuation, warranty and accounting for income taxes.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2018 is a 52-week year ending on June 30, 2018. Our fiscal 2017 was a 52-week year and ended on July 1, 2017.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intra-company transactions within our business were eliminated.
Accounting Policies
The accompanying interim unaudited condensed consolidated financial statements and accompanying related notes should be read in conjunction with the condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017.
The Company adopted ASU 2016-09, Stock Compensation ASU 718 - Improvements to Employee Share-Based Payment Accounting at the beginning of the first quarter of fiscal year 2018. As a result of the adoption, in the first quarter of fiscal year 2018, the Company recorded on a modified retrospective basis a $2.6 million cumulative-effect adjustment to retained earnings for the recognition of excess tax benefits generated by the settlement of share-based awards in prior periods. The Company elected to account for forfeitures of equity awards when they occur. The change was applied on a modified retrospective basis with a cumulative-effect adjustment of approximately $0.2 million to retained earnings in the first quarter of fiscal year 2018.
All excess tax benefits and deficiencies are recognized in the income tax provision in the Condensed Consolidated Statements of Operations prospectively, rather than in additional paid-in-capital in the condensed consolidated balance sheets. In addition, the standard eliminates the requirement to defer recognition of excess tax benefits until they are realized through a reduction to income taxes payable. The Company presents excess tax benefits as an operating activity in the Condensed Consolidated Statements of Cash Flows on a prospective basis.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets other than Inventory. The new guidance removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new guidance will be effective for us in our first quarter of fiscal 2019. We do not believe that the adoption of this standard will have a material impact to our condensed financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal 2019 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our condensed consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases. The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard is effective for us in our first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its condensed consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, but not before the original effective date of the standard.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company anticipates adopting the standard using the modified retrospective method. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended
	September 30, 2017	October 1, 2016
Numerator:
Net income (loss)	$7.1	$(3.4)
Less: Cumulative dividends on Series A Preferred Stock	(0.2)	(0.2)
Net income (loss) attributable to common stockholders	$6.9	$(3.6)
Denominator:
Weighted-average number of common shares outstanding
Basic	61.7	59.9
Effect of dilutive securities from stock-based benefit plans	1.3	—
Diluted shares available to common stockholders	63.0	59.9

Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$(0.06)
Diluted	$0.11	$(0.06)
The dilutive effect of stock-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive awards.
The dilutive effect of the redeemable convertible preferred stock is reflected in diluted earnings per share by the application of the if-converted method. The number of shares is increased for the assumed conversion of the instrument. For the three months ended September 30, 2017 and October 1, 2016, 1.5 million shares related to the potential conversion of the Series A Preferred Stock were excluded from the calculation of diluted shares available to the common stockholders because their inclusion would have been antidilutive.
In March 2017, the Company issued $450 million in aggregate principal amount of 0.25% Convertible Senior Notes due in 2024 (the “2024 Notes”). The Company has the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, the Company will use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price. Refer to “Note 10. Convertible Senior Notes” for further discussion.
For the three months ended September 30, 2017, 7.4 million shares related to the potential conversion of the 2024 Notes were excluded from the calculation of diluted shares because their inclusion would have been antidilutive. There was no impact to diluted earnings per share for the three months ended October 1, 2016 as the 2024 Notes were issued in the third quarter of fiscal 2017.
For the three months ended September 30, 2017, the number of shares related to our stock-based benefit plans that were excluded from the calculation of diluted shares was not material. For the three months ended October 1, 2016, 1.1 million shares related to our stock-based benefit plans were excluded from the calculation of diluted shares because their inclusion would have been antidilutive.
Note 4. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligation, and available-for-sale securities.
As of September 30, 2017 and July 1, 2017, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 1, 2017	$10.5	$(3.1)	$—	$7.4
Other comprehensive income (loss)	1.9	—	(0.1)	1.8
Ending balance as of September 30, 2017	$12.4	$(3.1)	$(0.1)	$9.2
The Company evaluates the assumptions over fair value of defined benefit obligation annually and makes changes as necessary.
Note 5. Mergers and Acquisitions
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
The Company estimated the acquisition date fair value of the contingent consideration as the present value of the expected contingent payments, determined using a probabilistic approach and recorded the fair value of such contingent consideration in

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrued liabilities on the condensed consolidated balance sheet at the date of acquisition. The Company is required to reassess the fair value of contingent payments on a periodic basis. As of September 30, 2017, the Company estimated the likelihood of meeting the production targets at 90%. There was no change in the fair value of our contingent consideration during the three months ended September 30, 2017. This contingent consideration will result in a cash payment of $3.0 million, if and when the production targets are achieved.
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
Results of operations of the business acquired have been included in our condensed consolidated financial statements subsequent to the date of acquisition. Pro forma statements have not been presented because they are not material to our consolidated results of operations. The revenue and net income earned by the business acquired following the acquisition are not material to our consolidated results of operations.
Note 6. Balance Sheet Details
Accounts receivable allowances
As of September 30, 2017 and July 1, 2017, our accounts receivable allowance balance was $1.8 million and $1.8 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	September 30, 2017	July 1, 2017
Finished goods	$78.7	$71.7
Work in process	41.1	49.4
Raw materials and purchased parts	27.4	24.1
Inventories	$147.2	$145.2

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	September 30, 2017	July 1, 2017
Capitalized manufacturing overhead	$27.2	$30.1
Prepayments	14.6	12.3
Advances to contract manufacturers	13.4	10.5
Other current assets	13.8	10.6
Prepayments and other current assets	$69.0	$63.5
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	September 30, 2017	July 1, 2017
Land	$10.6	$10.6
Buildings and improvement	40.8	37.3
Machinery and equipment (1)	484.7	461.1
Furniture and fixtures and software	39.8	35.8
Leasehold improvements	30.8	30.5
Construction in progress	90.9	84.6
	697.6	659.9
Less: Accumulated depreciation	(403.9)	(386.4)
Property, plant and equipment, net	$293.7	$273.5
(1) In the first quarter of fiscal 2018, we started leasing equipment under a capital lease. Included in the table above is our capital lease asset of $7.4 million, net of depreciation expense of $1.1 million.
In March 2017, we completed the purchase of a property in Thailand for approximately $9.9 million in cash. This property will provide additional manufacturing capacity for future growth. The building was valued at $5.5 million and the land was valued at $4.4 million.
During the three months ended September 30, 2017 and October 1, 2016, we recorded a depreciation expense of $16.7 million and $11.9 million, respectively. Our construction in progress includes primarily machinery and equipment that was purchased to increase our manufacturing capacity. We expect to place these assets in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	September 30, 2017	July 1, 2017
Warranty accrual (1)	$9.4	$9.7
Restructuring accrual and related charges (2)	1.3	3.8
Deferred revenue and customer deposits	4.9	6.9
Capital lease obligation (1)	4.9	—
Other current liabilities	1.5	1.5
Other current liabilities	$22.0	$21.9
(1) Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Refer to “Note 13. Restructuring and Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	September 30, 2017	July 1, 2017
Asset retirement obligation	$2.5	$2.5
Pension and related accrual	4.2	3.9
Deferred rent	3.5	3.3
Unrecognized tax benefit	7.9	10.5
Capital lease obligation (1)	2.4	—
Other non-current liabilities	4.8	4.8
Other non-current liabilities	$25.3	$25.0
(1) Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Refer to “Note 13. Restructuring and Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Note 7. Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents and short-term investments
The following table summarizes our cash and cash equivalents by category (in millions):

	September 30, 2017	July 1, 2017
Cash and cash equivalents:
Cash	$81.5	$201.3
Certificates of deposit	11.0	52.1
Commercial paper	33.9	14.7
Corporate debt securities	3.2	—
Money market funds	1.3	4.8
Municipal bonds	1.0	—
U.S. Treasury	18.9	—
Total cash and cash equivalents	$150.8	$272.9
The following table summarizes our short-term investments by category (in millions) as of September 30, 2017:

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificate of deposit	$113.2	$—	$—	$113.2
Commercial paper	23.5	—	—	23.5
Asset-backed securities	66.0	—	—	66.0
Corporate debt securities	171.0	0.1	(0.2)	170.9
Municipal bonds	5.1	—	—	5.1
Mortgage-backed securities	1.1	—	—	1.1
U.S. Treasury	1.9	—	—	1.9
Total short-term investments	$381.8	$0.1	$(0.2)	$381.7
The following table summarizes our short-term investments by category (in millions) as of July 1, 2017:

	As of July 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$202.1	$—	$—	$202.1
Asset-backed securities	26.1	—	—	26.1
Corporate debt securities	46.4	—	—	46.4
Municipal bonds	4.9	—	—	4.9
Foreign government bonds	1.0	—	—	1.0
U.S. Treasury	1.9	—	—	1.9
Total short-term investments	$282.4	$—	$—	$282.4
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. As of September 30, 2017, we did not realize significant gross gains or losses from the sale of our short-term investments classified as available-for-sale.
The fair value of our short-term investments that have been in unrealized loss position less than 12 months was $193.8 million as of September 30, 2017. There were no investments in unrealized loss position greater than 12 months as of September 30, 2017.
The following table classifies our investments in debt securities by contractual maturities (in millions):

	As of September 30, 2017
	Amortized Cost	Fair Value
Due in 1 year	$214.9	$214.8
Due in 1 year through 5 years	156.8	156.7
Due in 5 years through 10 years	4.8	4.8
Due after 10 years	5.3	5.4
	$381.8	$381.7
All available-for-sale securities have been classified as current, based on management’s intent and ability to use the funds in current operations.
Note 8. Fair Value Measurements

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The fair value of the Company’s Level 1 financial instruments, such as money market funds, which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. The Company’s procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company’s pricing service against fair values obtained from another independent source.
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. The lattice model requires the various assumptions to be made to determine the fair value of the embedded derivatives. These assumptions represent Level 3 inputs. Refer to “Note 11. Derivative Liability” in the Notes to Unaudited Condensed Consolidated Financial Statements.
We estimated the acquisition date fair value of our Level 3 contingent consideration as the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. In the fiscal first quarter of 2018, we estimated the likelihood of meeting the production targets at 90 percent. There was no change in the fair value of our contingent consideration during the three months ended September 30, 2017. The fair value of such contingent consideration is recorded in accrued liabilities on the condensed consolidated balance sheet as of September 30, 2017. This contingent consideration will result in a cash payment of $3.0 million, if and when the production targets are achieved. Refer to “Note 5. Mergers and Acquisitions” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificate of deposit	$—	$11.0	$—	$11.0
Commercial paper	—	33.9	—	33.9
Corporate debt securities	—	3.2	—	3.2
Money market funds	1.3	—	—	1.3
Municipal bonds	—	1.0	—	1.0
U.S. Treasury	18.9	—	—	18.9
Short-term investments:
Certificate of deposit	—	113.2	—	113.2
Commercial paper	—	23.5	—	23.5
Asset-backed securities	—	66.0	—	66.0
Corporate debt securities	—	170.9	—	170.9
Municipal bonds	—	5.1	—	5.1
Mortgage-backed securities	—	1.1	—	1.1
U.S. Treasury	1.9	—	—	1.9
Total Assets	$22.1	$428.9	$—	$451.0
Other accrued liabilities:
Derivative liability	$—	$—	$47.4	$47.4
Acquisition contingencies	—	—	2.7	2.7
Pension and post-retirement benefit accrual	—	4.2	—	4.2
Total other accrued liabilities	$—	$4.2	$50.1	$54.3
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangible and other long-lived assets. During the annual impairment testing performed in fiscal 2017, all our intangible and other long-lived assets passed Step 1. No impairment charges were recorded in fiscal 2017 or 2016. Refer to “Note 12. Goodwill and Other Intangible Assets”.
Additionally, we have a restructuring liability related to certain real estate facilities which was calculated based on the present value of future lease payments, less estimated sublease income, discounted at a rate commensurate with our current cost of financing. This non-recurring fair value measurement is considered to be a Level 3 measurement due to the use of significant unobservable inputs. To the extent that actual sublease income or the timing of subleasing these facilities is different than initial estimates, we will adjust the restructuring liability in the period during which such information becomes known. Refer to “Note 13. Restructuring and Related Charges”.
Note 9. Non-Controlling Interest Redeemable Convertible Preferred Stock
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as non-controlling interest redeemable convertible preferred stock in our condensed consolidated balance sheet. The Series A Preferred Stock is measured at its redemption value. The Series A Preferred Stock value of $35.8 million as of September 30, 2017 has not changed from prior year.
The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. The derivative liability is measured at fair value each reporting period with the change in fair value recorded in the condensed consolidated statements of operations. Refer to “Note 11. Derivative Liability”.

The following paragraphs describe the terms and conditions of the Series A Preferred Stock:
Conversion
The Series A Preferred Stock is convertible, at the option of the holder, into shares of our common stock commencing on the second anniversary of the closing of the securities purchase (absent a change of control of us or similar event) using a conversion price of $24.63, which is equal to 125% of the volume weighted average price per share of our common stock in the five “regular-way” trading days following our separation from JDS Uniphase Corporation in August 2015 (the “Separation”).
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
The accrued dividend as of September 30, 2017 and October 1, 2016 is $0.2 million and $0.2 million, respectively.
Redemption
Optional redemption by the Company
On or after the third anniversary, we will have the option to redeem for cash all (but not less than all) of the shares of Series A Preferred Stock at a redemption price equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.
Optional redemption by holders

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commencing on the fifth anniversary of the Issuance Date, each holder of Series A Preferred Stock may cause the Company to redeem for cash any number of shares of Series A Preferred Stock on any date at a redemption price for share redeemed equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.
Note 10. Convertible Senior Notes
In March 2017, the Company issued the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as trustee (the “Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.
The 2024 Notes bear interest at a rate of 0.25% per year. Interest on the 2024 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by the Company or converted pursuant to their terms.
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share, a 132.5% premium to the fair market value at the date of issuance. Prior to the close of business on the business day immediately preceding December 15, 2023, the 2024 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. In addition, upon the occurrence of a make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change.
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
Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because the Company could only settle the 2024 Notes in cash, the Company determined that the conversion feature met the definition of a derivative liability. The Company separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. The Company incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. The Company amortizes the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes is 5.4% per year. As of September 30, 2017, the remaining debt discount amortization period was 77 months.
During year ended July 1, 2017, the Company satisfied the TMA settlement conditions. As such, the value of the conversion option is no longer be marked to market and was reclassified to additional paid-in capital within stockholders’ equity on our condensed consolidated balance sheet. The value of the conversion option at the time of issuance will be treated as an original issue discount for purposes of accounting for the debt component of the notes. The debt component will accrete up to the principal amount over the expected term of the debt. These accounting standards do not affect the actual amount we are required to repay, and the amount shown in the table below for the notes is the aggregate principal amount of the notes and does not reflect the debt discount we will be required to recognize.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2017, the 2024 Notes consisted of the following (in millions):

Liability component:	September 30, 2017	July 1, 2017
Principal	$450.0	$450.0
Unamortized debt discount	(128.4)	(132.5)
Net carrying amount of the liability component	$321.6	$317.5
The following table sets forth interest expense information related to the 2024 Notes:

(in millions, except percentages)	September 30, 2017
Contractual interest expense	$0.3
Amortization of the debt discount	4.1
Total interest cost	$4.4
Effective interest rate on the liability component	5.4%
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
Note 11. Derivative Liability
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. We applied the lattice model to value the embedded derivative using a "with-and-without method," where the value of the Series A Preferred Stock, including the embedded derivative, is defined as the "with", and the value of the Series A Preferred Stock, excluding the embedded derivative, is defined as the "without". The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate for the Series A Preferred Stock; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price and the volatility results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative for the Series A Preferred Stock are primarily related to the change in the price of the Company's underlying common stock and are reflected in the condensed consolidated statements of operations as "Unrealized gain (loss) on derivative liability". Unrealized gain (loss) on derivative liability amounted to $4.2 million and $(22.7) million for the three months ended September 30, 2017 and October 1, 2016, respectively.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock measured by significant unobservable inputs (Level 3) for the three months ended September 30, 2017 and October 1, 2016:

	Three months ended
(in millions)	September 30, 2017	October 1, 2016
Balance as of beginning of period	$51.6	$10.3
Unrealized (gain) loss on the Series A Preferred Stock derivative liability	(4.2)	22.7
Balance as of end of period	$47.4	$33.0
The following table summarizes the assumptions used to determine the fair value of the embedded derivative for Series A Preferred Stock:

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2017	July 1, 2017
Stock price	$54.35	$57.05
Conversion price	$24.63	$24.63
Expected term (years)	2.86	3.11
Expected annual volatility	47.5%	47.5%
Risk-free rate	1.60%	1.57%
Preferred yield	7.41%	7.56%
Note 12. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill by operating segments during the three months ended September 30, 2017 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 1, 2017	$5.9	$5.5	$11.4
Acquisition of a business	—	—	—
Currency translation	0.2	(0.1)	0.1
Balance as of September 30, 2017	$6.1	$5.4	$11.5
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2017, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three months ended September 30, 2017, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technology and Other Intangibles
In fiscal 2017, we completed the acquisition of a privately held company to enhance our manufacturing processes with $2.4 million acquired developed technology which was allocated to Optical Communications operating segment. The following tables present details of our acquired developed technology and other intangibles (in millions):

As of September 30, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$105.7	$(96.2)	$9.5
Other	9.4	(9.4)	—
Total Intangibles	$115.1	$(105.6)	$9.5

As of July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$105.5	$(95.4)	$10.1
Other	9.4	(9.4)	—
Total Intangibles	$114.9	$(104.8)	$10.1

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2017 and October 1, 2016, we recorded $0.8 million and $1.8 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of our amortization (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Cost of sales	$0.8	$1.7
Operating expense	—	0.1
Total	$0.8	$1.8
Based on the carrying amount of acquired developed technology and other intangibles as of September 30, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2018	$2.4
2019	3.0
2020	2.9
Thereafter	1.2
Total amortization	$9.5
Note 13. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions. As of September 30, 2017 and July 1, 2017, our total restructuring accrual was $1.3 million and $3.8 million, respectively.
During the three months ended September 30, 2017, we recorded $2.9 million in restructuring and related charges in the condensed consolidated statements of operations, of which $(0.1) million was severance costs and $3.0 million related to cost to vacate facilities, lease termination costs, and temporary labor, payroll tax, and other related costs connected with employee benefits, materials used in set up and production activities. During the three months ended October 1, 2016, we recorded $2.9 million in restructuring and related charges in the condensed consolidated statements of operations, of which $0.4 million was severance costs and $2.5 million related to cost to vacate facilities, lease termination costs, and temporary labor, payroll tax, and other related costs connected with employee benefits, materials used in set up and production activities.
Summary of Restructuring Plans
The adjustments to the restructuring accrual related to all of our restructuring plans described below as of September 30, 2017, were as follows (in millions):

	FY 2015 Restructuring charges
	Restructuring Charges	Exit Costs	Other Charges	Total
Liability as of July 1, 2017	$3.4	$0.4	$—	$3.8
Charges	(0.1)	—	3.0	2.9
Payments	(2.3)	(0.1)	(3.0)	(5.4)
Liability as of September 30, 2017	$1.0	$0.3	$—	$1.3
As of September 30, 2017, our restructuring liability includes $1.3 million in other current liabilities. There are no non-current liabilities related to restructuring on our condensed consolidated balance sheet as of September 30, 2017.
As of July 1, 2017, our restructuring liability includes $3.8 million in other current liabilities. There are no non-current liabilities related to restructuring on our condensed consolidated balance sheet as of July 1, 2017.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the U.S. statutory rate of 35% primarily due to the benefit of earnings of our subsidiaries being taxed at rates lower than the U.S. statutory rate, non-deductible stock-based compensation, and unrecognized tax benefits.
We recorded a tax benefit of $(3.6) million and $(2.3) million for the three months ended September 30, 2017 and October 1, 2016, respectively. Our tax benefit for the three months ended September 30, 2017, was primarily due to the tax benefit from excess stock-based compensation deductions, as well as the non-taxable unrealized gain from the embedded derivatives for the Series A Preferred Stock. The benefit for income tax for the three months ended October 1, 2016 was primarily due to an increase of profit in jurisdictions with lower tax rates, utilization of U.S. tax attributes that were subject to a full valuation allowance, certain Canadian tax incentives, and a net benefit of $0.5 million of true-up adjustments in our foreign jurisdictions.
We assess our ability to realize our U.S. net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including our history of losses in certain jurisdictions, we believe that it is more likely than not that our U.S. federal, state, and Canadian deferred tax assets will not be realized as of September 30, 2017. Accordingly, we have maintained a valuation allowance on such deferred tax assets.
The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. In the event we determine that we will be able to realize all or part of its net deferred tax assets in the future, the valuation allowance against deferred tax assets will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is released. It is reasonably possible that significant positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed, and as such, we may release a significant portion of our valuation allowance in the next 12 months.
As of September 30, 2017, we had $7.9 million in our liability for unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to the continuous examination of income tax returns by various foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
Note 15. Stock-Based Compensation and Stock Plans
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 4, 2016, the Company’s stockholders approved an amendment to increase the number of shares that may be issued under the 2015 Plan by 3.0 million shares and to approve the material terms of the 2015 Plan.
As of September 30, 2017, the Company had 2.2 million shares of stock options, restricted stock awards, and restricted stock units issued and outstanding to employees and directors under the 2015 Plan. Restricted stock awards and restricted stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of the time-based restricted stock award or restricted stock unit is based on the closing market price of our common stock on the date of award.
The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.
As of September 30, 2017, 6.1 million shares of common stock under the 2015 Plan were available for grant.
Employee Stock Purchase Plan
On June 23, 2015, we adopted, and the board of directors of JDSU approved, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our Common Stock were authorized for issuance, which was ratified by our board of directors in August 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.5 million shares remained available for issuance as of September 30, 2017.
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
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three months ended September 30, 2017 and October 1, 2016 was as follows (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Cost of sales	$2.7	$1.9
Research and development	3.1	2.8
Selling, general and administrative	3.5	3.0
	$9.3	$7.7
Approximately $1.8 million and $1.8 million of stock-based compensation was capitalized to inventory as of September 30, 2017 and July 1, 2017.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option and Restricted Stock Units Activity
We did not grant any stock options during the three months ended September 30, 2017 and October 1, 2016. During the three months ended September 30, 2017, there were 40,270 options exercised. As of September 30, 2017, 4,514 options were outstanding under the 2015 Plan. During the three months ended September 30, 2017 and October 1, 2016, the total intrinsic value of options exercised by our employees was $0.7 million and $3.1 million, respectively.
During the three months ended October 1, 2016, the tax benefit realized in connection with these exercises was immaterial due to the fact that Lumentum has no material tax benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets. During the three months ended September 30, 2017, due to adoption of ASU 2016-09, all excess tax benefits and deficiencies will be recognized in the income tax provision in the Condensed Consolidated Statements of Operations prospectively, rather than in additional paid-in-capital in the condensed consolidated balance sheets. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion on the impact of ASU 2016-09 adoption.
As of September 30, 2017, $66.7 million of stock-based compensation cost related to RSUs and RSAs granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.
The following table summarizes our stock option, RSA, and RSU activities in September 30, 2017 (amount in millions except per share amounts):

		Restricted Stock Units/Awards Outstanding
	Available for Grant	Number of Shares (PSU)	Number of Shares (RSU/RSA)	Weighted-Average Grant Date Fair Value
Outstanding as of July 1, 2017	6.6	—	2.2	$28.51
Authorized	—
Granted	(0.6)	—	0.6	52.62
Exercised / Vested	—	—	(0.5)	27.62
Canceled	0.1	—	(0.1)	38.02
Outstanding as of September 30, 2017	6.1	—	2.2	$34.86

Vested and expected to vest		—	2.2	$34.86
Employee Stock Purchase Plan (“ESPP”) Activity
The ESPP expense for the three months ended September 30, 2017 and October 1, 2016 was $0.8 million and $0.5 million, respectively. The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. During the three months ended September 30, 2017 and October 1, 2016 , there were no shares issued to employees through the ESPP program.
We estimate the fair value of ESPP shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of ESPP shares to be issued during the three months ended September 30, 2017 and October 1, 2016 were as follows:

	Three months ended
	September 30, 2017	October 1, 2016
Expected term (years)	0.5	0.5
Expected volatility	53.0%	36.6%
Risk-free interest rate	1.02%	0.35%
Dividend yield	—%	—%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of September 30, 2017 the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Remainder of 2018	$8.6
2019	11.4
2020	8.5
2021	4.7
2022	3.1
Thereafter	4.0
Total minimum operating lease payments	$40.3
Included in the future minimum lease payments table above is $0.2 million related to lease commitments in connection with our restructuring and related activities. Refer to “Note 13. Restructuring and Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Rental expense relating to building and equipment was $3.4 million, and $2.2 million for the three months ended September 30, 2017 and October 1, 2016, respectively.
Capital Lease
In the first quarter of fiscal 2018, we started leasing equipment under a capital lease. Our capital lease asset is included in property, plant and equipment, net in our condensed consolidated balance sheets as of September 30, 2017. Amortization expense on this capital lease asset is recorded as depreciation expense and is included in cost of sales in our condensed consolidated statements of operations for the three months ended September 30, 2017. Our capital lease obligation is recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and is included in other current liabilities and other non-current liabilities in our condensed consolidated balance sheets as of September 30, 2017. Refer to “Note 6. Balance Sheet Details” for further details. Interest on these obligations is included in interest expense in our condensed consolidated statements of operations.
As of September 30, 2017 the future minimum annual lease payments under our capital lease were as follows (in millions):

Remainder of 2018	$3.7
2019	3.8
Total minimum capital lease payments	$7.5
Acquisition Contingencies
The Company incurred liabilities in the amount of $3.6 million in connection with the fiscal 2017 acquisition. The amount of $2.7 million is payable in 36 months following the acquisition date contingent upon meeting certain production targets. The Company retained $0.9 million of the purchase price to cover any potential liabilities under the representations, warranties and indemnifications included in the purchase agreement, the amount is payable at the 15 month anniversary of the close date. Refer to “Note 5. Mergers and Acquisitions”.
0.25% Convertible Senior Notes due 2024

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future interest and principal payments related to the 2024 Notes are as follows as of September 30, 2017:

Remainder of 2018	$0.6
2019	1.1
2020	1.1
2021	1.1
2022	1.1
Thereafter	451.7
Total 2024 Notes payments	$456.7
Purchase Obligations
Purchase obligations of $184.6 million as of September 30, 2017, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve during the three months ended September 30, 2017 and October 1, 2016 (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Balance as of July 1, 2017	$9.7	$2.8
Provision for warranty	1.0	3.8
Utilization of reserve	(1.3)	(1.2)
Balance as of September 30, 2017	$9.4	$5.4

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
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against the Company in the future and the Company may record charges in the future as a result of these indemnification obligations. As of September 30, 2017, the Company did not have any material indemnification claims that were probable or reasonably possible.
Note 17. Operating Segments and Geographic Information
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Net revenue:
OpComms	$207.9	$218.3
Lasers	35.3	39.8
Net revenue	$243.2	$258.1
Gross profit:
OpComms	72.1	71.0
Lasers	10.6	17.2
Total segment gross profit	82.7	88.2
Unallocated amounts:
Stock-based compensation	(2.7)	(2.0)
Amortization of intangibles	(0.8)	(1.7)
Other charges (1)	(10.7)	(2.8)
Gross profit	$68.5	$81.7
(1) The increase in unallocated corporate items primarily relates to inventory write-downs due to canceled programs which were not allocated to the segments.
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

	Three Months Ended
	September 30, 2017	October 1, 2016
OpComms:	85.5%	84.6%
Telecom	45.4%	64.2%
Datacom	18.6%	17.1%
Consumer and Industrial	21.5%	3.3%
Lasers	14.5%	15.4%

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

	Three Months Ended
	September 30, 2017		October 1, 2016
Net revenue:
Americas:
United States	$33.6	13.8%	$35.9	13.9%
Mexico	24.8	10.3	39.8	15.4
Other Americas	2.2	0.9	4.0	1.5
Total Americas	$60.6	25.0%	$79.7	30.8%

Asia-Pacific:
Hong Kong	$48.9	20.1%	$58.3	22.6%
Japan	34.1	14.0	31.3	12.1
Other Asia-Pacific	74.2	30.5	65.4	25.3
Total Asia-Pacific	$157.2	64.6%	$155.0	60.0%

EMEA	$25.4	10.4%	$23.4	9.2%

Total net revenue	$243.2		$258.1
Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions):

	As of
	September 30, 2017	July 1, 2017
Property, Plant and Equipment, net
United States	$94.4	$88.2
China	84.2	82.5
Thailand	86.8	85.3
Other countries	28.3	17.5
Total long-lived assets	$293.7	$273.5
In March 2017, we completed the purchase of a property in Thailand for approximately $9.9 million in cash. This property will provide additional manufacturing capacity for future growth. The building was valued at $5.5 million and the land was valued at $4.4 million.
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Thailand and China. As of September 30, 2017, 45% total inventory was purchased from a single contract manufacturer, and 26% and 11%, respectively, were purchased from two other contract manufacturers.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets, products and strategy, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, and our plans for growth and innovation, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification ("ASC"), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Warranty
• Derivative Liability
During the first quarter of fiscal 2018, the Company removed the following policies from the list of critical accounting policies and estimates:
• Stock-based Compensation
• Restructuring
• Business Combinations
• Goodwill and Intangibles
• Short-term Investments
• Impairment of Marketable and Non-Marketable Securities
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 1, 2017 provides a more complete discussion of our critical accounting policies and estimates.
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Unaudited Condensed Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended
	September 30, 2017	October 1, 2016
Segment net revenue:
OpComms	85.5%	84.6%
Lasers	14.5	15.4
Net revenue	100.0	100.0
Cost of sales	71.5	67.7
Amortization of acquired developed technologies	0.3	0.6
Gross profit	28.2	31.7
Operating expenses:
Research and development	14.9	14.3
Selling, general and administrative	10.9	9.7
Restructuring and related charges	1.2	1.1
Total operating expenses	27.0	25.1
Income from operations	1.2	6.5
Unrealized gain (loss) on derivative liability	1.7	(8.8)
Interest and other income (expense), net	(1.4)	0.1
Income (loss) before income taxes	1.5	(2.2)
Benefit from income tax	(1.4)	(0.9)
Net income (loss)	2.9%	(1.3)%
Financial Data for the three months ended September 30, 2017 and October 1, 2016
The following table summarizes selected Unaudited Condensed Consolidated Statements of Operations items (in millions, except for percentages):

	Three months ended
	September 30, 2017	October 1, 2016	Change	Percentage Change
Segment net revenue:
OpComms	$207.9	$218.3	$(10.4)	(4.8)%
Lasers	35.3	39.8	(4.5)	(11.3)
Net revenue	$243.2	$258.1	$(14.9)	(5.8)%

Gross profit	$68.5	$81.7	$(13.2)	(16.2)%
Gross margin	28.2%	31.7%

Research and development	$36.3	$36.9	$(0.6)	(1.6)%
Percentage of net revenue	14.9%	14.3%

Selling, general and administrative	$26.6	$25.1	$1.5	6.0%
Percentage of net revenue	10.9%	9.7%

Restructuring and related charges	$2.9	$2.9	$—	—%
Percentage of net revenue	1.2%	1.1%

Net Revenue
Net revenue decreased by $14.9 million, or 5.8% during the three months ended September 30, 2017 compared to the same period ended October 1, 2016. OpComms net revenue decreased $10.4 million, or 4.8%, during the three months ended September 30, 2017 compared to the three months ended October 1, 2016, driven by decreases from Telecom SuperTransport Blade and modulator products, partially offset by increased sales of 3D sensing products. Lasers net revenue decreased $4.5 million, or 11.3%, in the three months ended September 30, 2017 compared to the same period a year ago due to decreased sales of kilowatt fiber laser products.

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

	Three Months Ended
	September 30, 2017		October 1, 2016
Net revenue:
Americas:
United States	$33.6	13.8%	$35.9	13.9%
Mexico	24.8	10.3	39.8	15.4
Other Americas	2.2	0.9	4.0	1.5
Total Americas	$60.6	25.0%	$79.7	30.8%

Asia-Pacific:
Hong Kong	$48.9	20.1%	$58.3	22.6%
Japan	34.1	14.0	31.3	12.1
Other Asia-Pacific	74.2	30.5	65.4	25.3
Total Asia-Pacific	$157.2	64.6%	$155.0	60.0%

EMEA	$25.4	10.4%	$23.4	9.2%

Total net revenue	$243.2		$258.1
During the three months ended September 30, 2017 and October 1, 2016, net revenue from customers outside the United States, based on customer shipping location, represented 86.2%, and 86.1% of net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three months ended September 30, 2017 and October 1, 2016 (in millions, except for percentages):

	Gross Profit		Gross Margin
	Three months ended		Three months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
OpComms	$72.1	$71.0	34.7%	32.5%
Lasers	10.6	17.2	30.0%	43.2%
Segment total	$82.7	$88.2	34.0%	34.2%
Unallocated corporate items (1)	(14.2)	(6.5)
Total	$68.5	$81.7	28.2%	31.7%
(1) The unallocated corporate items for the years presented include the effects of amortization of acquired developed technology intangible assets, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments. The increase in unallocated corporate items primarily relates to inventory write-downs due to canceled programs which were not allocated to the segments.

Gross Margin
Gross margin during the three months ended September 30, 2017 decreased by 3.5% to 28.2% from 31.7% in the same period a year ago. This decrease was primarily due to a decrease in Lasers gross margins partially offset by an increase in OpComms. In addition, there was increase in unallocated corporate items, primarily related to inventory write-downs due to canceled programs which were not allocated to the segments.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to competition), are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Segment Gross Margin
OpComms
OpComms gross margin during the three months ended September 30, 2017 increased by 2.2% to 34.7% from 32.5% in the same period a year ago. This increase was primarily due to increased sales of our 3D sensing products, offset partially by underutilization of manufacturing capacity for our Telecom and Datacom products.
Lasers
Lasers gross margin in the three months ended September 30, 2017 decreased by 13.2% to 30.0% from 43.2% in the same period a year ago. This decrease was primarily due to unfavorable product mix and a write-down of inventory.
Research and Development
R&D expense decreased by $0.6 million, or 1.6%, for the three months ended September 30, 2017 compared to the same period a year ago. The decrease in R&D expense was primarily due to higher partner reimbursements for the development expenses of $0.9 million. This was partially offset by an increase of stock-based compensation of $0.4 million.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative
SG&A expense increased by $1.5 million, or 6.0%, during the three months ended September 30, 2017 compared to the same period ended October 1, 2016. The increase was primarily a result of an increase in payroll related expense of $1.5 million.
We may experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have reduced costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions. Refer to “Note 13. Restructuring and Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements.
As of September 30, 2017, our total restructuring accrual was $1.3 million. During the three months ended September 30, 2017, we recorded $2.9 million in restructuring and related charges mainly related to cost to vacate facilities, lease termination costs, and temporary labor, payroll tax, and other related costs connected with employee benefits, materials used in set up and production activities.
Interest and Other Income (Expense), Net
Interest and other income (expense), net is comprised substantially of amortization of the debt discount on the 2024 Notes, interest income (expense) on our short-term investments and foreign exchange gains (losses). See “Note 10. Convertible Senior Notes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the 2024 Notes.

Interest and other income (expense), net was $(3.4) million during the three months ended September 30, 2017 as compared to $0.2 million for the three months ended October 1, 2016. The change was primarily due to interest expense related to the 2024 Notes and interest income related to the short-term investments during the three months ended September 30, 2017.
The components of interest and other income (expense), net were as follows (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Interest expense	$(4.4)	$—
Foreign exchange gains (losses), net	(0.4)	0.2
Other income (expense), net	1.4	—
Interest and other income (expense), net	$(3.4)	$0.2
Unrealized gain (loss) on derivative liability
Unrealized gain (loss) on Series A Preferred Stock derivative liability amounted to $4.2 million and $(22.7) million for the three months ended September 30, 2017 and October 1, 2016, respectively. The change is primarily related to the change in the price of our underlying common stock and is reflected in the condensed consolidated statements of operations as “Unrealized gain (loss) on derivative liability”.
For further discussion of our derivative liability, see “Note 11. Derivative Liability” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Provision for (Benefit from) Income Taxes (in millions)

	Three months ended
	September 30, 2017	October 1, 2016
Benefit from income taxes	$(3.6)	$(2.3)
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the U.S. statutory rate of 35% primarily due to the benefit of earnings of our subsidiaries being taxed at rates lower than the U.S. statutory rate, non-deductible stock-based compensation, and unrecognized tax benefits.
We recorded a tax benefit of $(3.6) million and $(2.3) million for the three months ended September 30, 2017 and October 1, 2016, respectively. Our tax benefit for the three months ended September 30, 2017, was primarily due to the tax benefit from excess stock-based compensation deductions, as well as the non-taxable unrealized gain from the embedded derivatives for the Series A Preferred Stock. The benefit for income tax for the three months ended October 1, 2016 was primarily due to an increase of profit in jurisdictions with lower tax rates, utilization of U.S. tax attributes that were subject to a full valuation allowance, certain Canadian tax incentives, and a net benefit of $0.5 million of true-up adjustments in our foreign jurisdictions.
While we believe our current valuation allowance is sufficient, we assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. In the event we determine that we will be able to realize all or part of our net deferred tax assets in the future, the valuation allowance will be reversed in the period in which we make such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed. It is reasonably possible that significant positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed, and as such, we may release a significant portion of our valuation allowance in the next 12 months. Such a release would result in the recognition of certain deferred tax assets and a decrease in the income tax expense for the period in which the release is recorded.

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, which was issued in 2015, and is expected to continue to be revised, includes guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries. These investigations may result in changes to the tax treatment of our foreign operations. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Due to our expanding international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.
For further discussion of our income tax provision, see “Note 14. Income Taxes” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$2.8	$0.3	$0.4	$0.5	$1.6
Purchase obligations (1)	184.6	179.8	4.8	—	—
Operating lease obligations (1)	40.3	11.4	18.3	7.4	3.2
Capital lease obligation (1)	7.5	3.7	3.8	—	—
Pension and post-retirement benefit payments	4.2	0.5	0.2	0.2	3.3
0.25% Convertible Senior Notes due 2024	450.0	—	—	—	450.0
Interest on 2024 Notes (2)	6.7	1.1	2.2	2.3	1.1
Acquisition contingencies (3)	2.7	—	2.7	—	—
Total	$698.8	$196.8	$32.4	$10.4	$459.2
(1) Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Includes interest on our 0.25% Convertible Senior Notes due 2024 through September 2023 as we have the right to redeem the 2024 Notes in whole or in part at any time on or after March 15, 2024.
(3) Refer to “Note 5. Mergers and Acquisitions” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
As of September 30, 2017, other current liabilities on the condensed consolidated balance sheet include $0.3 million and $0.2 million of asset retirement obligations and operating lease obligations, respectively, in connection with restructuring and related activities, disclosed in the preceding table.
As of September 30, 2017, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.

As of September 30, 2017, our other non-current liabilities on the condensed consolidated balance sheet include $7.9 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
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
Financial Condition
Liquidity and Capital Resources
As of September 30, 2017 and July 1, 2017, our cash and cash equivalents of $150.8 million and $272.9 million, respectively, were held predominantly in the United States. The total amount of cash outside the United States as of September 30, 2017 is $33.9 million, which is primarily held in Cayman Islands, Thailand, Canada, Switzerland, China and Japan. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, such as our new Thailand facility, strategic transactions and partnerships, and acquisitions. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material U.S. federal and state income tax payments in future years. Such adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no foreign tax credit is available to offset the U.S. tax liability, resulting in higher taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of September 30, 2017, our consolidated balance of cash and cash equivalents decreased by $122.1 million, to $150.8 million from $272.9 million as of July 1, 2017. The decrease in cash and cash equivalents was mainly due to purchases of short-term investments, net of sales of $99.5 million and capital expenditures of $33.0 million during the fiscal first quarter of 2018.
Operating Cash Flow
Cash provided by operating activities was $9.7 million during the three months ended September 30, 2017, primarily resulting from $7.1 million of net income, $26.8 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles, amortization of discount on the 2024 Notes, offset by the unrealized gain on derivative liability, and changes in our operating assets and liabilities of $24.2 million. Changes in our operating assets and liabilities of $24.2 million related primarily to an increase in accounts receivable of $7.5 million and an increase in prepayments and other current and non-currents assets of $5.8 million, offset by an increase in accrued expenses and other current and non-current liabilities.
Cash provided by operating activities was $36.3 million during the three months ended October 1, 2016, primarily resulting from $3.4 million of net loss and $44.1 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and unrealized loss on derivative liability, offset by changes in operating assets and liabilities of $4.4 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $14.0 million due to an increase in billings as well as the timing of payments from these customers, a decrease in accrued expenses and other current and non-current liabilities of $1.6 million is due to the timing of invoices and payments to vendors, offset by an increase in accounts payable of$14.2 million related to the growth in our business, an increase in inventories of $3.0 million, and an increase in income tax payable of $1.3 million.
Investing Cash Flow

Cash used in investing activities was $132.5 million, mainly consisted of capital expenditures of $33.0 million, and purchases of short-term investments, net of sales $99.5 million, respectively, for the three months ended September 30, 2017.
Cash used in investing activities was for capital expenditures of $28.9 million during the three months ended October 1, 2016.
Financing Cash Flow
Cash provided by financing activities was $0.3 million and primarily due to proceeds from the exercise of stock options of $1.7 million for the three months ended September 30, 2017 offset by a repayment of a capital lease obligation of $1.2 million.
Cash provided by financing activities was $2.3 million during the three months ended October 1, 2016 resulting primarily from proceeds of stock option exercises.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of September 30, 2017, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
There are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities, which affect our working capital;

•	increase in capital expenditures to support our business and growth;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit, which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets, which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;

•	issuance of debt or equity securities, or other financing transactions, including bank debt;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	the settlement of any conversion or redemption of the 2024 Notes in cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three months ended September 30, 2017 and October 1, 2016, we recorded unrealized gain (loss) of $(0.4) million and $0.2 million, respectively, in the interest and other income (expense), net in the Condensed Consolidated Statements of Operations included in this Form 10-Q.
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
The conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. On a quarterly basis, the derivative liability is marked to market based on the fair values of the conversion feature, with the resulting income or loss recorded as unrealized (gain) loss on a derivative liability on our condensed consolidated statements of operations. The determination of fair values includes various inputs, including volatility and interest rate assumptions (see “Note 11. Derivative Liability”). However, the change in the fair value of our common stock has the largest impact to the fair value of the derivative. Based on a hypothetical $10.00 per share increase or decrease in the fair value of our common stock, our net income would be reduced or increased by approximately ($14.1) million or $13.8 million, respectively, for the Series A Preferred Stock derivative.
Interest Rate Fluctuation Risk
As of September 30, 2017, we had cash, cash equivalents, and marketable securities of $532.5 million. Cash equivalents and marketable securities are primarily comprised of certificates of deposit and highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of September 30, 2017, the weighted-average duration of our investment portfolio was less than one year. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 30, 2017, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.2 million, and a hypothetical increase or decrease of 0.5% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.1 million.

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
(b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI, Acacia Communications, Applied Optoelectronics, Coherent, Finisar, Foxconn Interconnect Technology, Fujitsu Optical Components, Furukawa Electric, InnoLight Technology, IPG Photonics, Neophotonics, Oclaro, and Sumitomo Electric Industries. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match and which may intensify competition in the Lasers market. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters, legal requirements and economic, political or other forces that are beyond our control. In particular, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations, such as those related to import and export tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our Thailand manufacturing facility. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet customer demand and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
We manufacture some of the components that we provide to our contract manufacturers, along with our own finished goods, in our Thailand and San Jose, California manufacturing facilities. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations.
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers or our own business strategies, we may be required to, or voluntarily may, transfer the manufacturing of certain products to other manufacturing sites, including our new Thailand manufacturing facility. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable to meet our demand. If such transfers are unsuccessful, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
Changes in manufacturing processes are often required due to changes in product specifications, changing customer needs and the introduction of new products. These changes may reduce manufacturing yields at our contract manufacturers and at our own manufacturing facilities, resulting in reduced margins on those products.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. We depend on the timely and continued supply and quality of the materials, packages and components that they supply to us. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
We rely on a limited number of customers for a significant portion of our sales; and the majority of our customers do not have contractual purchase commitments.
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future and we expect that our growth prospects will continue to be concentrated in a small number of customers. The majority of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
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

•
changes or limitations in trade protection laws or other regulatory requirements in the United States or in other countries, which may affect our ability to import or export our products from various countries;

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
Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or other countries in which we operate. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, channel partners and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationships with customers and suppliers, financial reporting problems, fines and/or penalties for us, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.
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
Although we intend to hedge for a portion of our foreign currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income. Additionally, hedging programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations.
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
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that may be enacted by the current U.S. presidential administration, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
We face a number of risks related to our strategic transactions.
We have made acquisitions of other businesses or technologies in the past and we will continue to review and may pursue acquisition and other strategic opportunities. Such strategic transactions involve numerous risks, including the following:

•	diversion of management’s attention from normal daily operations of the business;

•	unforeseen expenses, delays or conditions imposed upon the acquisition or transaction, including due to required regulatory approvals or consents;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	the ability to retain and obtain required regulatory approvals, licenses and permits;

•	difficulties and costs in integrating the operations, technologies, products, IT and other systems, facilities and personnel of the purchased businesses;

•	potential difficulties in completing projects associated with in-process R&D;

•	an acquisition or strategic transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•	we may face unanticipated liabilities or our exposure for known contingencies and liabilities may exceed our estimates;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies or difficulty maintaining our company culture;

•	difficulty forecasting revenues and margins;

•	dilution of our current stockholders as a result of any issuance of equity securities as acquisition consideration;

•	expenditure of cash that would otherwise be available to operate our business; and

•	incurrence of indebtedness on terms that are unfavorable to us, limit our operational flexibility or that we are unable to repay.
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
Adverse changes to and uncertainty in the global economy may lead to decreased demand for our products and revenue fluctuations, increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Declines or uncertainty in particular geographic regions, such as China or Europe, may impact IT-related spending generally and consequently, lead to lower growth or a decline in our markets. The loss or delay of orders from any of our more significant customers could cause our revenue and profitability to suffer. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If economic conditions deteriorate or remain uncertain, our financial condition and results of operations would likely be materially and adversely impacted.
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
We face a number of risks related to our Separation from Viavi, including those associated with ongoing indemnification obligations and tax and accounting-related risks, which could adversely affect our business, financial condition, results of operations and cash flows.
In August 2015, we became an independent publicly-traded company through the distribution by JDS Uniphase Corporation (“JDSU”) to its stockholders of 80.1% of our outstanding common stock (the “Separation”). The Separation and Distribution Agreement dated as of July 31, 2015 by and among JDSU, Lumentum Holdings Inc. and Lumentum Operations LLC (the “Separation Agreement”) requires that we indemnify Viavi, and that Viavi indemnify us, for certain specified liabilities related to the Separation. Our indemnification obligations are not subject to maximum loss clauses and, if we are required to indemnify Viavi under the circumstances set forth in the Separation Agreement, we may be subject to substantial liabilities. Furthermore, third parties could seek to hold us responsible for any of the liabilities that Viavi has agreed to indemnify us for, and there can be no assurance that the indemnity from Viavi will be sufficient to protect us against the full amount of such liabilities, or that Viavi will be able to fully satisfy its indemnification obligations.
We also face certain accounting and tax-related risks associated with the Separation. The transfer of assets to us in connection with the Separation was intended to be characterized as taxable, resulting in our receiving a fair market value or substantially stepped-up tax basis in the assets. If the IRS disagrees with our characterization of these transactions as taxable, we could be required to reduce or eliminate the depreciation and amortization deductions based upon these assets, which could adversely affect our financial results. Moreover, Viavi has taken the position that its distribution of 80.1% of our shares in the Separation qualify for non-recognition treatment under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). If, due to any of our representations being untrue or our covenants being breached, it were determined that the distribution did not qualify for non-recognition of gain or loss under Section 355 of the Code, we could be required to indemnify Viavi for the resulting taxes and related expenses, which could negatively impact our financial condition.
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
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $67.95, through September 30, 2017. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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
ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMENTUM HOLDINGS INC.

Date:	November 1, 2017	By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer