Form 10-Q
period 2017-12-30
Lumentum Holdings Inc.
filed 2018-02-06
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of January 31, 2018, the Registrant had 62.4 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net revenue	$404.6	$265.0	$647.8	$523.1
Cost of sales	232.7	176.3	406.6	351.0
Amortization of acquired developed technologies	0.8	1.7	1.6	3.4
Gross profit	171.1	87.0	239.6	168.7
Operating expenses:
Research and development	43.8	38.7	80.1	75.6
Selling, general and administrative	35.7	31.0	62.3	56.1
Restructuring and related charges	0.8	4.0	3.7	6.9
Total operating expenses	80.3	73.7	146.1	138.6
Income from operations	90.8	13.3	93.5	30.1
Unrealized gain (loss) on derivative liability	7.9	4.8	12.1	(17.9)
Interest and other income (expense), net	(3.2)	(0.2)	(6.6)	—
Income before income taxes	95.5	17.9	99.0	12.2
Provision for (benefit from) income taxes	(109.3)	6.1	(112.9)	3.8
Net income	204.8	11.8	211.9	8.4
Cumulative dividends on Series A Preferred Stock	(0.3)	(0.2)	(0.5)	(0.4)
Net income attributable to common stockholders	$204.5	$11.6	$211.4	$8.0

Net income per share attributable to common stockholders:
Basic	$3.29	$0.19	$3.42	$0.13
Diluted	$3.17	$0.19	$3.29	$0.13
Shares used in per share calculation attributable to common stockholders
Basic	62.2	60.3	61.9	60.1
Diluted	64.6	62.7	64.5	61.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net income	$204.8	$11.8	$211.9	$8.4
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	0.1	(3.7)	2.0	(4.6)
Net change in unrealized loss on available-for-sale securities, net of tax	(0.6)	—	(0.7)	—
Net change in accumulated other comprehensive income (loss)	(0.5)	(3.7)	1.3	(4.6)
Comprehensive income	$204.3	$8.1	$213.2	$3.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

	December 30, 2017	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$202.1	$272.9
Short-term investments	422.4	282.4
Accounts receivable, net	222.1	166.3
Inventories	147.3	145.2
Prepayments and other current assets	59.9	63.5
Total current assets	1,053.8	930.3
Property, plant and equipment, net	301.3	273.5
Goodwill and intangibles, net	20.4	21.5
Deferred income taxes	128.4	3.9
Other non-current assets	3.5	3.7
Total assets	$1,507.4	$1,232.9
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113.0	$114.8
Accrued payroll and related expenses	40.2	27.5
Income taxes payable	5.5	0.7
Accrued expenses	29.6	19.3
Other current liabilities	29.4	21.9
Total current liabilities	217.7	184.2
Convertible notes	325.7	317.5
Derivative liability	39.5	51.6
Other non-current liabilities	24.4	25.0
Total liabilities	607.3	578.3
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A Preferred Stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of December 30, 2017 and July 1, 2017	35.8	35.8
Total redeemable convertible preferred stock	35.8	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 62,334,714 and 61,476,103 shares issued and outstanding as of December 30, 2017 and July 1, 2017, respectively	0.1	0.1
Additional paid-in capital	724.8	694.5
Retained earnings	130.7	(83.2)
Accumulated other comprehensive income	8.7	7.4
Total stockholders’ equity	864.3	618.8
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$1,507.4	$1,232.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 30, 2017	December 31, 2016
OPERATING ACTIVITIES:
Net income	$211.9	$8.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34.9	25.0
Stock-based compensation	24.1	16.7
Unrealized (gain) loss on derivative liability	(12.1)	17.9
Amortization of acquired developed technologies	1.6	3.6
Loss on retirement of equipment	0.4	—
Excess tax benefit associated with stock-based compensation	—	(2.9)
Amortization of discount on 0.25% Convertible Senior Notes due 2024	8.2	—
Release of valuation allowance, net	(124.0)	—
Other non-cash (income) expenses	0.2	—
Changes in operating assets and liabilities:
Accounts receivable	(55.8)	(22.0)
Inventories	(2.2)	(20.1)
Prepayments and other current and non-currents assets	(4.2)	4.3
Income taxes, net	11.0	0.8
Accounts payable	(7.0)	(0.1)
Accrued payroll and related expenses	12.7	9.6
Accrued expenses and other current and non-current liabilities	15.1	12.5
Net cash provided by operating activities	114.8	55.5
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(50.2)	(64.3)
Purchases of short-term investments	(407.1)	—
Proceeds from maturities and sales of short-term investments	266.2	—
Net cash used in investing activities	(191.1)	(64.3)
FINANCING ACTIVITIES:
Excess tax benefit associated with stock-based compensation	—	2.9
Payment of dividends - preferred stock	(0.2)	(0.4)
Proceeds from employee stock plans	4.4	3.7
Repayment of capital lease obligation	(1.2)	—
Proceeds from the exercise of stock options	1.7	2.8
Net cash provided by financing activities	4.7	9.0
Effect of exchange rates on cash and cash equivalents	0.8	(1.4)
Decrease in cash and cash equivalents	(70.8)	(1.2)
Cash and cash equivalents at beginning of period	272.9	157.1
Cash and cash equivalents at end of period	$202.1	$155.9
Supplemental disclosure of cash flow information:
Cash paid for taxes	$0.7	$2.6
Cash paid for interest	0.6	—
Unpaid property, plant and equipment in accounts payable and accrued expenses	14.4	11.2
Equipment acquired under capital lease	15.6	—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum (we, us, our or the Company) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that our network equipment manufacturer (“NEM”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications, who then integrate our devices within their products, for eventual resale to consumers.
Basis of Presentation
The preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, derivative liability valuation, long-lived asset valuation, warranty and accounting for income taxes.
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
Effective July 2, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Stock Compensation ASU 718 - Improvements to Employee Share-Based Payment Accounting. As a result of the adoption, in the first quarter of fiscal year 2018, we recorded on a modified retrospective basis a $2.6 million cumulative-effect adjustment to retained earnings for the recognition of excess tax benefits generated by the settlement of share-based awards in prior periods. We elected to account for forfeitures of equity awards when they occur. The change was applied on a modified retrospective basis with a cumulative-effect adjustment of approximately $0.2 million to retained earnings in the fiscal first quarter of 2018.
All excess tax benefits and deficiencies are recognized in the income tax provision in the condensed consolidated statements of operations prospectively, rather than in additional paid-in-capital in the condensed consolidated balance sheets. In addition, the standard eliminates the requirement to defer recognition of excess tax benefits until they are realized through a reduction to income taxes payable. We present excess tax benefits as an operating activity in the condensed consolidated statements of cash flows on a prospective basis.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal 2019 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our condensed consolidated financial statements.
In October 2016, FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets other than Inventory. The new guidance removes the prohibition in Accounting Standards Codification ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new guidance will be effective for us in our first quarter of fiscal 2019. We are currently evaluating the impact of the adoption of ASU 2016-16 on our condensed consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases. The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard is effective for us in our first quarter of fiscal 2020 and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our condensed consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year, and accordingly, the new standard is effective for us at the beginning of the first quarter of fiscal 2019. We do not expect to early adopt ASU 2014-09.
The guidance to ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We anticipate adopting the standard using the modified retrospective method.
We currently recognize revenue when all four revenue recognition criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the product has been delivered or the service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured. Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Our products typically include a warranty and the estimated cost of product warranty claims, based on historical experience, is recorded at the time the sale is recognized. Sales to customers are generally not subject to price protection or return rights. The majority of our sales are made to OEMs, distributors, resellers and end-users. We are still in the process of completing our analysis on the impact the adoption of ASU 2014-09 will have on our consolidated financial statements, related disclosures and our internal controls over financial reporting.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Numerator:
Net income	$204.8	$11.8	$211.9	$8.4
Less: Cumulative dividends on Series A Preferred Stock (a)	(0.3)	(0.2)	(0.5)	(0.4)
Net income attributable to common stockholders - basic	$204.5	$11.6	$211.4	$8.0

Net income attributable to common stockholders - diluted	$204.8	$11.8	$211.9	$8.0
Denominator:
Weighted-average number of common shares outstanding
Basic	62.2	60.3	61.9	60.1
Effect of dilutive securities from stock-based benefit plans	0.9	0.9	1.1	1.0
Effect of diluted securities from Series A Preferred Stock	1.5	1.5	1.5	—
Diluted shares attributable to common stockholders	64.6	62.7	64.5	61.1

Net income per share attributable to common stockholders:
Basic	$3.29	$0.19	$3.42	$0.13
Diluted	$3.17	$0.19	$3.29	$0.13
(a) Dividends on our redeemable convertible Series A Preferred Stock were declared during all periods presented. However, cumulative dividends are added back to net income in accordance with the assumed conversion under the if-converted method.
The dilutive effect of stock-based awards is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and unamortized share-based compensation expense collectively are assumed proceeds to be used to repurchase hypothetical shares. An increase in the fair value of our common stock can result in a greater dilutive effect from potentially dilutive awards.
The dilutive effect of our Series A Preferred Stock is reflected in diluted earnings per share by the application of the if-converted method. The number of shares is increased for the assumed conversion of the instrument. Additionally, cumulative dividends are added back to net income. For the six months ended December 31, 2016, 1.5 million shares related to the potential conversion of the Series A Preferred Stock were excluded from the calculation of diluted shares available to the common stockholders because their inclusion would have been antidilutive.
In March 2017, we issued $450 million in aggregate principal amount of 0.25% Convertible Senior Notes due in 2024 (the “2024 Notes”). We have the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price. Refer to “Note 9. Convertible Senior Notes” for further discussion.
For the three and six months ended December 30, 2017 and December 31, 2016, the number of shares related to our stock-based benefit plans that were excluded from the calculation of diluted shares was not material.
Note 4. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligation, and available-for-sale securities.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 30, 2017 and July 1, 2017, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 1, 2017	$10.5	$(3.1)	$—	$7.4
Other comprehensive income (loss)	1.9	—	(0.1)	1.8
Ending balance as of September 30, 2017	12.4	(3.1)	(0.1)	9.2
Other comprehensive income (loss)	0.1	—	(0.6)	(0.5)
Ending balance as of December 30, 2017	$12.5	$(3.1)	$(0.7)	$8.7
We evaluate the assumptions over the fair value of our defined benefit obligation annually and make changes as necessary.
Note 5. Balance Sheet Details
Accounts receivable allowances
As of December 30, 2017 and July 1, 2017, our accounts receivable allowance balance was $1.6 million and $1.8 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	December 30, 2017	July 1, 2017
Finished goods	$99.5	$71.7
Work in process	26.5	49.4
Raw materials and purchased parts	21.3	24.1
Inventories	$147.3	$145.2
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	December 30, 2017	July 1, 2017
Capitalized manufacturing overhead	$26.3	$30.1
Prepayments	6.4	12.3
Advances to contract manufacturers	15.1	10.5
Other current assets	12.1	10.6
Prepayments and other current assets	$59.9	$63.5

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	December 30, 2017	July 1, 2017
Land	$10.6	$10.6
Buildings and improvement	44.7	37.3
Machinery and equipment (1)	526.3	461.1
Furniture and fixtures and software	42.9	35.8
Leasehold improvements	29.9	30.5
Construction in progress	66.0	84.6
	720.4	659.9
Less: Accumulated depreciation	(419.1)	(386.4)
Property, plant and equipment, net	$301.3	$273.5
(1) In the first quarter of fiscal 2018, we started leasing equipment under a capital lease. Included in the table above is our capital lease asset of $13.4 million, net of depreciation expense of $2.2 million as of December 30, 2017.
During the three and six months ended December 30, 2017, we recorded a depreciation expense of $18.2 million and $34.9 million, respectively. During the three and six months ended December 31, 2016, we recorded a depreciation expense of $13.1 million and $25.0 million, respectively.
Our construction in progress primarily includes machinery and equipment that were purchased to increase our manufacturing capacity. We expect to place these assets in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	December 30, 2017	July 1, 2017
Warranty accrual (3)	$9.9	$9.7
Restructuring accrual and related charges (2)	0.4	3.8
Deferred revenue and customer deposits	6.6	6.9
Capital lease obligation (1)	9.1	—
Other current liabilities	3.4	1.5
Other current liabilities	$29.4	$21.9
(1) As of December 30, 2017, the amount of $2.3 million related to a capital lease was recorded in the accounts payable on the condensed consolidated balance sheet. Refer to “Note 15. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Refer to “Note 12. Restructuring and Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(3) Refer to “Note 15. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	December 30, 2017	July 1, 2017
Asset retirement obligation	$2.5	$2.5
Pension and related accrual	4.3	3.9
Deferred rent	3.3	3.3
Unrecognized tax benefit	7.2	10.5
Capital lease obligation (1)	3.1	—
Other non-current liabilities	4.0	4.8
Other non-current liabilities	$24.4	$25.0
(1) Refer to “Note 15. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Note 6. Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents and short-term investments
The following table summarizes our cash and cash equivalents by category (in millions):

	December 30, 2017	July 1, 2017
Cash and cash equivalents:
Cash	$133.2	$201.3
Certificates of deposit	6.2	52.1
Commercial paper	41.9	14.7
Corporate debt securities	2.7	—
Money market funds	3.0	4.8
U.S. Treasury	13.5	—
Asset-backed securities	1.6	—
Total cash and cash equivalents	$202.1	$272.9
During the three and six months ended December 30, 2017, we did not have significant unrealized gains or losses on our cash equivalents.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our short-term investments by category (in millions) as of December 30, 2017:

	As of December 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$23.2	$—	$—	$23.2
Commercial paper	35.3	—	—	35.3
Asset-backed securities	89.1	—	(0.1)	89.0
Corporate debt securities	263.1	0.1	(0.7)	262.5
Municipal bonds	5.8	—	—	5.8
Mortgage-backed securities	1.0	—	—	1.0
Foreign government bonds	5.6	—	—	5.6
Total short-term investments	$423.1	$0.1	$(0.8)	$422.4
The following table summarizes our short-term investments by category (in millions) as of July 1, 2017:

	As of July 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$202.1	$—	$—	$202.1
Asset-backed securities	26.1	—	—	26.1
Corporate debt securities	46.4	—	—	46.4
Municipal bonds	4.9	—	—	4.9
Foreign government bonds	1.0	—	—	1.0
U.S. Treasury	1.9	—	—	1.9
Total short-term investments	$282.4	$—	$—	$282.4
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended December 30, 2017, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
As of December 30, 2017, the fair value of our short-term investments and cash equivalents that have been in unrealized loss position for a period of less than 12 months was $373.0 million. As of December 30, 2017, we had no short-term investments or cash equivalents that had been in unrealized loss positions for a period of greater than 12 months.
The following table classifies our investments in debt securities by contractual maturities (in millions):

	As of December 30, 2017
	Amortized Cost	Fair Value
Due in 1 year	$184.1	$184.0
Due in 1 year through 5 years	226.1	225.4
Due in 5 years through 10 years	4.5	4.5
Due after 10 years	8.4	8.5
	$423.1	$422.4
All available-for-sale securities have been classified as current, based on management’s intent and ability to use the funds in current operations.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Fair Value Measurements
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
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. The lattice model requires the various assumptions to be made to determine the fair value of the embedded derivatives. These assumptions represent Level 3 inputs. Refer to “Note 10. Derivative Liability” in the Notes to Unaudited Condensed Consolidated Financial Statements.
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities for a total purchase consideration of $8.7 million. We estimated the fair value of our Level 3 contingent consideration related to this acquisition as the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. During the three months ended December 30, 2017, we estimated the likelihood of meeting the production targets at 90 percent. There was no change in the fair value of our contingent consideration during the three and six months ended December 30, 2017. The fair value of such contingent consideration is recorded in accrued liabilities on the condensed consolidated balance sheet as of December 30, 2017. This contingent consideration will result in a cash payment of $3.0 million, if and when the production targets are achieved.
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$6.2	$—	$6.2
Commercial paper	—	41.9	—	41.9
Corporate debt securities	—	2.7	—	2.7
Money market funds	3.0	—	—	3.0
U.S. Treasury	13.5	—	—	13.5
Asset-backed securities	—	1.6	—	1.6
Short-term investments:
Certificates of deposit	—	23.2	—	23.2
Commercial paper	—	35.3	—	35.3
Asset-backed securities	—	89.0	—	89.0
Corporate debt securities	—	262.5	—	262.5
Municipal bonds	—	5.8	—	5.8
Mortgage-backed securities	—	1.0	—	1.0
Foreign government bonds	—	5.6	—	5.6
Total assets	$16.5	$474.8	$—	$491.3
Other accrued liabilities:
Derivative liability	$—	$—	$39.5	$39.5
Acquisition contingencies	—	—	2.7	2.7
Pension and post-retirement benefit accrual	—	4.3	—	4.3
Total other accrued liabilities	$—	$4.3	$42.2	$46.5
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangible and other long-lived assets. During the annual impairment testing performed in fiscal 2017, all our intangible and other long-lived assets passed Step 1. No impairment charges were recorded in fiscal 2017 or 2016. Refer to “Note 11. Goodwill and Other Intangible Assets”.
Additionally, we have a restructuring liability related to certain real estate facilities which was calculated based on the present value of future lease payments, less estimated sublease income, discounted at a rate commensurate with our current cost of financing. This non-recurring fair value measurement is considered to be a Level 3 measurement due to the use of significant unobservable inputs. To the extent that actual sublease income or the timing of subleasing these facilities is different than initial estimates, we will adjust the restructuring liability in the period during which such information becomes known. Refer to “Note 12. Restructuring and Related Charges”.
Note 8. Non-Controlling Interest Redeemable Convertible Preferred Stock
On July 31, 2015, our wholly-owned subsidiary, Lumentum Inc., issued 40,000 shares of its Series A Preferred Stock to Viavi Solutions Inc. (“Viavi”). Pursuant to a securities purchase agreement between the Company, Viavi and Amada Holdings Co., Ltd. (“Amada”), 35,805 shares of Series A Preferred Stock were sold by Viavi to Amada in August 2015. The remaining 4,195 shares of the Series A Preferred Stock were canceled. The Series A Preferred Stock is referred to as our Non-Controlling Interest Redeemable Convertible Preferred Stock within these condensed consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as non-controlling interest redeemable convertible preferred stock in our condensed consolidated balance sheet. The Series A Preferred Stock is measured at its redemption value. The Series A Preferred Stock value of $35.8 million as of December 30, 2017 has not changed from the prior year.
The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. The derivative liability is measured at fair value each reporting period with the change in fair value recorded in the condensed consolidated statements of operations. Refer to “Note 10. Derivative Liability”.

The following paragraphs describe the terms and conditions of the Series A Preferred Stock:
Conversion
The Series A Preferred Stock is convertible, at the option of the holder, into shares of our common stock commencing on the second anniversary of the closing of the securities purchase (absent a change of control of us or similar event) using a conversion price of $24.63, which is equal to 125% of the volume weighted average price per share of our common stock in the five “regular-way” trading days following our separation from JDS Uniphase Corporation (“JDSU” and now, Viavi) in August 2015 (the “Separation”).
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
The shares of Series A Preferred Stock have no voting rights except as follows:

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
The accrued dividends as of December 30, 2017 and July 1, 2017 were $0.5 million and $0.2 million, respectively. No dividends were paid during the three months ended December 30, 2017. Dividends paid during the six months ended December 30, 2017 were $0.2 million.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redemption
Optional redemption by the Company
On or after the third anniversary, we will have the option to redeem for cash all (but not less than all) of the shares of Series A Preferred Stock at a redemption price equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.
Optional redemption by holders
Commencing on the fifth anniversary of the Issuance Date of the Series A Preferred Stock, each holder of Series A Preferred Stock may cause the Company to redeem for cash any number of shares of Series A Preferred Stock on any date at a redemption price for share redeemed equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.
Note 9. Convertible Senior Notes
In March 2017, we issued the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as trustee (the “Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2024 Notes bear interest at a rate of 0.25% per year. Interest on the 2024 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms.
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share, a 132.5% premium to the fair market value at the date of issuance. Prior to the close of business on the business day immediately preceding December 15, 2023, the 2024 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. In addition, upon the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert 2024 Notes in connection with such make-whole fundamental change.
We may not redeem the 2024 Notes prior to their maturity date and no sinking fund is provided for the 2024 Notes. Upon the occurrence of a fundamental change, holders may require us to repurchase all or a portion of their 2024 Notes for cash at a price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus any accrued and unpaid interest.
We considered the features embedded in the 2024 Notes other than the conversion feature, including the holders’ put feature, our call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.
Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. We incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. We amortize the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate of the 2024 Notes is 5.4% per year. As of December 30, 2017, the remaining debt discount amortization period was 74 months.
During the year ended July 1, 2017, we satisfied the TMA settlement conditions. As such, the value of the conversion option will no longer be marked to market and was reclassified to additional paid-in capital within stockholders’ equity on our condensed consolidated balance sheet. The value of the conversion option at the time of issuance will be treated as an original issue discount for purposes of accounting for the debt component of the notes. The debt component will accrete up to the principal amount over the expected term of the debt. These accounting standards do not affect the actual amount we are required to repay, and the amount shown in the table below for the notes is the aggregate principal amount of the notes and does not reflect the debt discount we will be required to recognize.
As of December 30, 2017, the 2024 Notes consisted of the following (in millions):

Liability component:	December 30, 2017	July 1, 2017
Principal	$450.0	$450.0
Unamortized debt discount	(124.3)	(132.5)
Net carrying amount of the liability component	$325.7	$317.5
The following table sets forth interest expense information related to the 2024 Notes for the three and six months ended December 30, 2017:

	December 30, 2017
(in millions, except percentages)	Three Months Ended	Six Months Ended
Contractual interest expense	$0.3	$0.6
Amortization of the debt discount	4.1	8.2
Total interest expense	$4.4	$8.8
Effective interest rate on the liability component	5.4%	5.4%
We have the ability and intent to settle the $450 million face value of the debt in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the debt. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price.
Note 10. Derivative Liability
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. We applied the lattice model to value the embedded derivative using a “with-and-without method,” where the value of the Series A Preferred Stock, including the embedded derivative, is defined as the “with”, and the value of the Series A Preferred Stock, excluding the embedded derivative, is defined as the “without”. The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate for the Series A Preferred Stock; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using Level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price and the volatility results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative for the Series A Preferred Stock are primarily related to the change in the price of our common stock and are reflected in the condensed consolidated statements of operations as “Unrealized gain (loss) on derivative liability”. Unrealized gain (loss) on derivative liability amounted to $7.9 million and $12.1 million for the three and six months ended December 30, 2017, respectively, and $4.8 million and $(17.9) million for the three and six months ended December 31, 2016, respectively.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock measured by significant unobservable inputs (Level 3) for the three and six months ended December 30, 2017 and December 31, 2016 (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Balance as of beginning of period	$(47.4)	$(33.0)	$(51.6)	$(10.3)
Unrealized gain (loss) on the Series A Preferred Stock derivative liability	7.9	4.8	12.1	(17.9)
Balance as of end of period	$(39.5)	$(28.2)	$(39.5)	$(28.2)
The following table summarizes the assumptions used to determine the fair value of the embedded derivative for Series A Preferred Stock:

	December 30, 2017	July 1, 2017
Stock price	$48.90	$57.05
Conversion price	$24.63	$24.63
Expected term (years)	2.61	3.11
Expected annual volatility	50.0%	47.5%
Risk-free rate	1.95%	1.57%
Preferred yield	7.97%	7.56%
Note 11. Goodwill and Other Intangible Assets
Goodwill
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities. As of the acquisition date, we recognized goodwill in the amount of $5.6 million and allocated it to OpComms. The following table presents the changes in goodwill by operating segments during the six months ended December 30, 2017 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of beginning of period	$5.9	$5.5	$11.4
Currency translation	0.3	(0.1)	0.2
Balance as of end of period	$6.2	$5.4	$11.6
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2017, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three and six months ended December 30, 2017, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technology and Other Intangibles
In connection with the acquisition described above, we recorded $2.4 million to acquired developed technology in OpComms. The following tables present details of our acquired developed technology and other intangibles (in millions):

As of December 30, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$105.6	$(96.8)	$8.8
Other	9.4	(9.4)	—
Total Intangibles	$115.0	$(106.2)	$8.8

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$105.5	$(95.4)	$10.1
Other	9.4	(9.4)	—
Total Intangibles	$114.9	$(104.8)	$10.1
During the three and six months ended December 30, 2017, we recorded $0.8 million and $1.6 million, respectively, of amortization related to acquired developed technology and other intangibles.
During the three and six months ended December 31, 2016, we recorded $1.8 million and $3.6 million, respectively, of amortization related to acquired developed technology and other intangibles.
The following table presents details of our amortization (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Cost of sales	$0.8	$1.7	$1.6	$3.4
Operating expenses	—	0.1	—	0.2
Total	$0.8	$1.8	$1.6	$3.6
Based on the carrying amount of acquired developed technology and other intangibles as of December 30, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2018	$1.6
2019	3.0
2020	2.9
Thereafter	1.3
Total amortization	$8.8
Note 12. Restructuring and Related Charges
The following table summarizes the activity of restructuring and related charges during the three and six months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Balance as of beginning of period	$1.3	$5.3	$3.8	$5.7
Charges	0.8	4.0	3.7	6.9
Payments	(1.7)	(3.3)	(7.1)	(6.6)
Balance as of end of period	$0.4	$6.0	$0.4	$6.0
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions.
During the three and six months ended December 30, 2017, we recorded $0.8 million and $3.7 million, respectively, in restructuring and related charges in the condensed consolidated statements of operations, primarily attributable to costs to vacate facilities, temporary labor and employee related benefits, as well as costs for materials used in set up and production activities. We incurred no additional costs related to severance for the same periods.
During the three and six months ended December 31, 2016, we recorded $4.0 million and $6.9 million, respectively, in restructuring and related charges in the condensed consolidated statements of operations. Of the $4.0 million and $6.9 million

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charges recorded during the three and six months ended December 31, 2016, $1.3 million and $1.7 million, respectively, was related to severance, retention, and employee benefits; $2.7 million and $5.2 million, respectively, was related to other restructuring related charges which include relocation costs, temporary labor and employee related benefits, as well as costs for materials used in set up and production activities.
Refer to “Note 5. Balance Sheet Details” in the Notes to Unaudited Condensed Consolidated Financial Statements for details of restructuring accrual and related charges balances.
Note 13. Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the U.S. statutory rate primarily due to the benefit of foreign earnings of our subsidiaries being taxed at rates lower than the U.S. statutory rate.
We recorded a tax benefit of $(109.3) million and $(112.9) million for the three and six months ended December 30, 2017, respectively. Our tax benefit for the three and six months ended December 30, 2017 was primarily due to the release of our U.S. federal and certain state valuation allowances. The benefit of this valuation allowance release was partially offset by a non-cash deferred expense associated with the change in the U.S. statutory rate as a result of the Tax Act (discussed further below) which was enacted during the three-month period ended December 30, 2017.
We recorded a tax provision of $6.1 million and $3.8 million for the three and six months ended December 31, 2016, respectively. Our tax provision for the three and six months ended December 31, 2016 was primarily due to the tax effect of our operating profits, non-deductible stock-based compensation, and unrecognized tax benefits, partially offset by benefit from the utilization of U.S. deferred tax assets that were subject to a full valuation allowance.
We assess our ability to realize the deferred tax assets on a quarterly basis and establish a valuation allowance if the deferred tax assets are not more-likely-than-not to be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.
As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 30, 2017, we determined that there is sufficient positive evidence to conclude that it is more-likely-than-not that the deferred tax assets are realizable. We, therefore, released the valuation allowance for the U.S. federal and states (except California) and recognized a tax benefit of $207 million as a discrete item for the fiscal second quarter of 2018. Due to the weight of negative evidence, we continue to maintain a full valuation allowance on the California deferred tax assets.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2018, including, but not limited to, (1) a reduction in the U.S. federal corporate tax rate; (2) a transition tax on certain deferred income of foreign subsidiaries that, if the taxpayer so elects, is payable over eight years; and (3) bonus depreciation that allows full expensing of qualified property. The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending June 30, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending June 30, 2018 will have a blended corporate tax rate of 28 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in each period.
The Tax Act also establishes new tax laws that will affect our fiscal year ending June 30, 2019, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) elimination of the corporate alternative minimum tax; (3) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax on taxable income adjusted for certain base erosion payments; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to currently tax certain global intangible low-taxed income (“GILTI”) of controlled foreign corporations, which allows for the possibility of using foreign tax credits (“FTCs”) and a deduction of up to 50 percent to reduce this income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses generated in the taxable years beginning after December 31, 2017, to 80 percent of taxable income.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional tax expense of $83 million as a result of the rate decrease, which was accounted for as discrete item in the tax provision for the second quarter of fiscal year 2018. We are required to recognize the effect of this rate change on our deferred tax assets and liabilities and deferred tax asset valuation allowances in the period the tax rate change was enacted.
The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Act (including the BEAT and GILTI), which we are currently reviewing, and it is possible that any impact of BEAT and GILTI could significantly reduce the benefit of the reduction in the U.S. federal statutory rate. Due to the uncertain practical and technical application of many of these provisions, it is currently not possible to reliably estimate whether BEAT and GILTI will apply and, if so, how it would impact us. We will continue to analyze the Tax Act to assess the full effects on our financial results for the June 30, 2018 fiscal year-end.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
•The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional net decrease of deferred tax assets by $83 million, with a corresponding net adjustment to deferred income tax expense of $83 million, which was accounted for as discrete item in the tax provision for the second quarter of fiscal year 2018. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
•The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are continuing to gather additional information to more precisely compute the amount of the Transition Tax.
•Due to complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future results of global operations but also on our intent and ability to modify our structure and/or our business; as such, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.
As of December 30, 2017, we had $7.2 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
Note 14. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Stock Option Plans
On June 23, 2015, we adopted, and the board of directors of JDSU approved, the 2015 Equity Incentive Plan (the “2015 Plan”) under which 8.5 million shares of our common stock were authorized for issuance, which was ratified by our board of directors in August 2015. In connection with our Separation from JDSU on July 31, 2015, outstanding JDSU equity-based awards held by service providers continuing in service after the Separation were converted into equity-based awards under the 2015 Plan reducing the number of shares remaining available for grant under the 2015 Plan. Immediately following our Separation from JDSU, 2.1 million shares of our common stock were reserved pursuant to outstanding equity-based awards under the 2015 Plan that were converted from JDSU equity-based awards.
On November 4, 2016, our stockholders approved an amendment to increase the number of shares that may be issued under the 2015 Plan by 3.0 million shares, and the material terms of the 2015 Plan.
As of December 30, 2017, we had 2.3 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of these grants is based on the closing market price of our common stock on the date of award.
The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.
As of December 30, 2017, 5.7 million shares of common stock under the 2015 Plan were available for grant.
Employee Stock Purchase Plan
On June 23, 2015, we adopted, and the board of directors of JDSU approved, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our common stock were authorized for issuance, which was ratified by our board of directors in August 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.4 million shares remained available for issuance as of December 30, 2017.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Stock Units
Performance stock units (“PSUs”) under the 2015 Plan are grants of shares of our common stock that vest upon the achievement of certain performance conditions. We begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. Our PSUs are subject to risk of forfeiture until a performance condition is satisfied and generally vest over three years.
During the six months ended December 30, 2017, we granted 116,788 PSUs to senior members of our management team and recorded $1.2 million expense related to these grants based on the revenue performance condition that is expected to be achieved.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three and six months ended December 30, 2017 and December 31, 2016 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Cost of sales	$4.4	$2.1	$7.1	$4.1
Research and development	3.8	3.0	6.9	5.8
Selling, general and administrative	6.6	4.0	10.1	7.0
	$14.8	$9.1	$24.1	$16.9
Approximately $1.7 million and $1.8 million of stock-based compensation was capitalized to inventory as of December 30, 2017 and July 1, 2017, respectively.
Stock Option and Stock Award Activity
We did not grant any stock options during the three and six months ended December 30, 2017 and December 31, 2016. During the three and six months ended December 30, 2017, there were 1,457 options and 41,727 options exercised, respectively. As of December 30, 2017, 3,057 options were outstanding under the 2015 Plan. During the three and six months ended December 30, 2017, the total intrinsic value of options exercised by our employees was $0.1 million and $0.8 million, respectively. The total intrinsic value of options exercised by our employees during the three and six months ended December 31, 2016 was $0.5 million and $3.6 million, respectively.
In connection with these exercises, the tax benefit realized during the three and six months ended December 31, 2016 was $2.9 million. During the three and six months ended December 30, 2017, due to adoption of ASU 2016-09, all excess tax benefits and deficiencies were recognized in the income tax provision in the condensed consolidated statements of operations, rather than in additional paid-in-capital in the condensed consolidated balance sheets. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion on the impact of the adoption of ASU 2016-09.
As of December 30, 2017, $82.6 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our awards activity for the six months ended December 30, 2017 (in millions, except per share amounts):

	Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested balance as of beginning of period	1.9	$28.04	0.3	$32.51	—	$—
Granted	1.0	53.13	—	—	0.1	52.00
Exercised / Vested	(0.7)	26.23	(0.1)	32.51	—	—
Canceled	(0.2)	38.64	—	—	—	—
Unvested balance as of end of period	2.0	$37.56	0.2	$32.51	0.1	$52.00
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of beginning of period	6.6
Granted	(1.1)
Canceled	0.2
Balance as of end of period	5.7
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and six months ended December 30, 2017 was $0.8 million and $1.6 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three and six months ended December 30, 2017, there were 93,044 shares issued to employees through the 2015 Purchase Plan in one offering period from May 16, 2017 to November 15, 2017.
The 2015 Purchase Plan expense for the three and six months ended December 31, 2016 was $0.7 million and $1.2 million, respectively. During the three and six months ended December 31, 2016, there were 188,864 shares issued to employees through the 2015 Purchase Plan in one offering period from May 16, 2016 to November 15, 2016.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued during the three and six months ended December 30, 2017 and December 31, 2016 were as follows:

	December 30, 2017	December 31, 2016
Expected term (years)	0.5	0.5
Expected volatility	49.9%	46.0%
Risk-free interest rate	1.42%	0.62%
Dividend yield	—%	—%

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of December 30, 2017, the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Fiscal Years
Remainder of 2018	$5.6
2019	11.3
2020	8.5
2021	4.7
2022	3.1
Thereafter	4.0
Total minimum operating lease payments	$37.2
During the three and six months ended December 30, 2017, rental expense relating to building and equipment was $3.0 million and $6.4 million, respectively. During the three and six months ended December 31, 2016, rental expense relating to building and equipment was $2.2 million and $4.4 million, respectively.
Capital Lease
As of December 30, 2017, equipment acquired under a capital lease agreement was $15.6 million. Our capital lease asset is included in property, plant and equipment, net in our condensed consolidated balance sheets as of December 30, 2017. Amortization expense on this capital lease asset is recorded as depreciation expense and is included in cost of sales in our condensed consolidated statements of operations for the three and six months ended December 30, 2017. Our capital lease obligation is recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and is included in other current liabilities and other non-current liabilities in our condensed consolidated balance sheets as of December 30, 2017. Refer to “Note 5. Balance Sheet Details” for further details. Interest on these obligations is included in interest expense in our condensed consolidated statements of operations.
As of December 30, 2017 the future minimum annual lease payments under our capital lease were as follows (in millions):

Fiscal Years
Remainder of 2018	$7.0
2019	7.5
2020	0.4
Thereafter	—
Total minimum capital lease payments	$14.9
Less: amount representing interest	$(0.4)
Present value of capital lease obligation	$14.5
Acquisition Contingencies
We incurred liabilities in the amount of $3.6 million in connection with the fiscal 2017 acquisition. The amount of $2.7 million is payable 36 months following the acquisition date contingent upon meeting certain production targets. We retained $0.9 million of the purchase price as security for any potential liabilities of the seller under the representations, warranties and indemnifications included in the purchase agreement, which amount less any amounts required to cover seller’s indemnification obligations is payable to the seller at the 15 month anniversary of the close date.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

0.25% Convertible Senior Notes due 2024
The future interest and principal payments related to the 2024 Notes are as follows as of December 30, 2017:

Fiscal Years
Remainder of 2018	$0.6
2019	1.1
2020	1.1
2021	1.1
2022	1.1
Thereafter	451.7
Total 2024 Notes payments	$456.7
Purchase Obligations
Purchase obligations of $187.4 million as of December 30, 2017, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve during the three and six months ended December 30, 2017 and December 31, 2016 (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Balance as of beginning of period	$9.4	$5.4	$9.7	$2.8
Provision for warranty	1.9	4.9	2.9	8.7
Utilization of reserve	(1.4)	(1.6)	(2.7)	(2.8)
Balance as of end of period	$9.9	$8.7	$9.9	$8.7

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of December 30, 2017, we did not have any material indemnification claims that were probable or reasonably possible.
Note 16. Operating Segments and Geographic Information
Our chief executive officer is our Chief Operating Decision Maker (“CODM”). The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and gross margin.
We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. Our OpComms products address the following markets: telecommunications (“Telecom”), data communications (“Datacom”), and consumer and industrial (“Consumer and Industrial”). The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net revenue:
OpComms	$360.1	$236.6	$568.0	$454.9
Lasers	44.5	28.4	79.8	68.2
Net revenue	$404.6	$265.0	$647.8	$523.1
Gross profit:
OpComms	161.9	86.7	234.0	157.7
Lasers	19.9	11.2	30.5	28.4
Total segment gross profit	181.8	97.9	264.5	186.1
Unallocated corporate items:
Stock-based compensation	(4.4)	(2.1)	(7.1)	(4.1)
Amortization of intangibles	(0.8)	(1.7)	(1.6)	(3.4)
Other charges (1)	(5.5)	(7.1)	(16.2)	(9.9)
Gross profit	$171.1	$87.0	$239.6	$168.7
(1) The increase in unallocated corporate items during the six months ended December 30, 2017 compared to the six months ended December 31, 2016 primarily relates to inventory write-downs due to canceled programs included in “Other charges” which were not allocated to the segments.
The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the last three fiscal years:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
OpComms:	89.0%	89.4%	87.7%	86.9%
Telecom	27.2%	60.5%	34.1%	62.3%
Datacom	8.5%	25.7%	12.3%	21.4%
Consumer and Industrial	53.3%	3.2%	41.3%	3.2%
Lasers	11.0%	10.6%	12.3%	13.1%

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended				Six Months Ended
	December 30, 2017		December 31, 2016		December 30, 2017		December 31, 2016
Net revenue:
Americas:
United States	$25.9	6.4%	$35.6	13.4%	$59.5	9.2%	$71.5	13.7%
Mexico	30.6	7.6	48.7	18.4	55.4	8.6	88.5	16.9
Other Americas	2.0	0.5	1.9	0.7	4.2	0.6	5.9	1.1
Total Americas	$58.5	14.5%	$86.2	32.5%	$119.1	18.4%	$165.9	31.7%

Asia-Pacific:
Hong Kong	$45.7	11.3%	$75.7	28.6%	$94.6	14.6%	$134.0	25.6%
Japan	89.5	22.1	21.3	8.0	123.6	19.1	52.6	10.1
South Korea	86.5	21.4	1.0	0.4	97.4	15.0	2.7	0.5
Philippines	48.4	12.0	0.1	—	63.4	9.8	0.1	—
Other Asia-Pacific	50.5	12.5	51.9	19.6	98.8	15.3	115.6	22.1
Total Asia-Pacific	$320.6	79.3%	$150.0	56.6%	$477.8	73.8%	$305.0	58.3%

EMEA	$25.5	6.3%	$28.8	10.9%	$50.9	7.9%	$52.2	10.0%

Total net revenue	$404.6		$265.0		$647.8		$523.1
During the three and six months ended December 30, 2017 and December 31, 2016, net revenue generated from a single end customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Customer A	49.8%	*	37.2%	*
Customer B	*	24.7%	10.5%	20.0%
Customer C	*	17.5%	*	16.6%
Customer D	*	*	*	14.2%
*Represents less than 10% of total net revenue
Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	December 30, 2017	July 1, 2017
Property, Plant and Equipment, net
United States	$98.4	$88.2
China	80.7	82.5
Thailand	87.3	85.3
Other countries	34.9	17.5
Total long-lived assets	$301.3	$273.5
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and China.
During the three and six months ended December 30, 2017 and December 31, 2016, net inventory purchased from a single contract manufacturer which represented 10% or greater of total net purchases is summarized as follows:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Vendor A	36.0%	53.0%	40.0%	53.0%
Vendor B	36.0%	*	25.0%	*
Vendor C	14.0%	26.0%	19.0%	26.0%
Vendor D	*	14.0%	*	13.0%
*Represents less than 10% of total net purchases
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets, products and strategy, sales and customer demand, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates, tax planning and tax reserves, our corporate and financial reporting structure, and our plans for growth and innovation, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including Optical Communications, which we refer to as OpComms, and Lasers for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. We have two operating segments, OpComms and Lasers. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Warranty
• Derivative Liability
During the first quarter of fiscal 2018, we removed the following policies from the list of critical accounting policies and estimates:
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
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Unaudited Condensed Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Segment net revenue:
OpComms	89.0%	89.3%	87.7%	87.0%
Lasers	11.0	10.7	12.3	13.0
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	57.5	66.6	62.8	67.1
Amortization of acquired developed technologies	0.2	0.6	0.2	0.6
Gross profit	42.3	32.8	37.0	32.3
Operating expenses:
Research and development	10.8	14.6	12.4	14.5
Selling, general and administrative	8.8	11.7	9.6	10.7
Restructuring and related charges	0.2	1.5	0.6	1.3
Total operating expenses	19.8	27.8	22.6	26.5
Income from operations	22.5	5.0	14.4	5.8
Unrealized gain (loss) on derivative liability	2.0	1.8	1.9	(3.4)
Interest and other income (expense), net	(0.8)	(0.1)	(1.0)	—
Income before income taxes	23.7	6.7	15.3	2.4
Provision for (benefit from) income taxes	(27.0)	2.3	(17.4)	0.7
Net income	50.7%	4.4%	32.7%	1.7%

Financial Data for the three and six months ended December 30, 2017 and December 31, 2016
The following table summarizes selected Unaudited Condensed Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 30, 2017	December 31, 2016	Change	Percentage Change	December 30, 2017	December 31, 2016	Change	Percentage Change
Segment net revenue:
OpComms	$360.1	$236.6	$123.5	52.2%	$568.0	$454.9	$113.1	24.9%
Lasers	44.5	28.4	16.1	56.7	79.8	68.2	11.6	17.0
Net revenue	$404.6	$265.0	$139.6	52.7%	$647.8	$523.1	$124.7	23.8%

Gross profit	$171.1	$87.0	$84.1	96.7%	$239.6	$168.7	$70.9	42.0%
Gross margin	42.3%	32.8%			37.0%	32.3%

Research and development	$43.8	$38.7	$5.1	13.2%	$80.1	$75.6	$4.5	6.0%
Percentage of net revenue	10.8%	14.6%			12.4%	14.5%

Selling, general and administrative	$35.7	$31.0	$4.7	15.2%	$62.3	$56.1	$6.2	11.1%
Percentage of net revenue	8.8%	11.7%			9.6%	10.7%

Restructuring and related charges	$0.8	$4.0	$(3.2)	(80.0)%	$3.7	$6.9	$(3.2)	(46.4)%
Percentage of net revenue	0.2%	1.5%			0.6%	1.3%

Net Revenue
Net revenue increased by $139.6 million, or 52.7%, during the three months ended December 30, 2017 compared to the three months ended December 31, 2016.
OpComms net revenue increased by $123.5 million, or 52.2%, during the three months ended December 30, 2017 compared to the three months ended December 31, 2016, driven by increased sales of Consumer and Industrial products, primarily 3D sensing, partially offset by decreases in Telecom and Datacom products. During the three months ended December 30, 2017, we rapidly expanded 3D sensing vertical-cavity surface-emitting lasers (“VCSEL”) capacity and production volumes.  Due to strong execution, we shipped more than $200 million of 3D sensing VCSEL arrays during the second quarter of fiscal 2018. During the third quarter of fiscal 2018, we expect 3D sensing revenues to decline.
Lasers net revenue increased by $16.1 million, or 56.7%, during the three months ended December 30, 2017 compared to the three months ended December 31, 2016, due to increased sales of solid state laser products.
Net revenue increased by $124.7 million, or 23.8%, during the six months ended December 30, 2017 compared to the six months ended December 31, 2016.
OpComms net revenue increased by $113.1 million, or 24.9%, during the six months ended December 30, 2017 compared to the six months ended December 31, 2016, driven by increased sales of Consumer and Industrial products, primarily 3D sensing, partially offset by decreased sales of Telecom and Datacom products.

Lasers net revenue increased by $11.6 million, or 17.0%, during the six months ended December 30, 2017 compared to the six months ended December 31, 2016, due to increased sales of solid state laser products.
During the three and six months ended December 30, 2017 and December 31, 2016, net revenue generated from a single end customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
APPLE	49.8%	*	37.2%	*
HUAWEI	*	24.7%	10.5%	20.0%
CIENA	*	17.5%	*	16.6%
CISCO	*	*	*	14.2%
*Represents less than 10% of total net revenue
Revenue by Region
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

	Three Months Ended				Six Months Ended
	December 30, 2017		December 31, 2016		December 30, 2017		December 31, 2016
Net revenue:
Americas:
United States	$25.9	6.4%	$35.6	13.4%	$59.5	9.2%	$71.5	13.7%
Mexico	30.6	7.6	48.7	18.4	55.4	8.6	88.5	16.9
Other Americas	2.0	0.5	1.9	0.7	4.2	0.6	5.9	1.1
Total Americas	$58.5	14.5%	$86.2	32.5%	$119.1	18.4%	$165.9	31.7%

Asia-Pacific:
Hong Kong	$45.7	11.3%	$75.7	28.6%	$94.6	14.6%	$134.0	25.6%
Japan	89.5	22.1	21.3	8.0	123.6	19.1	52.6	10.1
South Korea	86.5	21.4	1.0	0.4	97.4	15.0	2.7	0.5
Philippines	48.4	12.0	0.1	—	63.4	9.8	0.1	—
Other Asia-Pacific	50.5	12.5	51.9	19.6	98.8	15.3	115.6	22.1
Total Asia-Pacific	$320.6	79.3%	$150.0	56.6%	$477.8	73.8%	$305.0	58.3%

EMEA	$25.5	6.3%	$28.8	10.9%	$50.9	7.9%	$52.2	10.0%

Total net revenue	$404.6		$265.0		$647.8		$523.1
During the three months ended December 30, 2017 and December 31, 2016, net revenue from customers outside the United States, based on customer shipping location, represented 93.6%, and 86.6% of net revenue, respectively. During the six months ended December 30, 2017 and December 31, 2016, net revenue from customers outside the United States, based on customer shipping location, represented 90.8%, and 86.3% of net revenue, respectively.
Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and six months ended December 30, 2017 and December 31, 2016 (in millions, except for percentages):

			Gross Margin				Gross Margin
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
OpComms	$161.9	$86.7	45.0%	36.6%	$234.0	$157.7	41.2%	34.7%
Lasers	19.9	11.2	44.7%	39.4%	30.5	28.4	38.2%	41.6%
Segment total	$181.8	$97.9	44.9%	36.9%	$264.5	$186.1	40.8%	35.6%
Unallocated corporate items (1)	(10.7)	(10.9)			(24.9)	(17.4)
Total	$171.1	$87.0	42.3%	32.8%	$239.6	$168.7	37.0%	32.3%
(1) The unallocated corporate items for the years presented include the effects of amortization of acquired developed technology intangible assets, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments. The increase in unallocated corporate items during the six months ended December 30, 2017 compared to the six months ended December 31, 2016 primarily relates to inventory write-downs due to canceled programs which were not allocated to the segments.
Gross Margin
Gross margin during the three months ended December 30, 2017 increased by 9.5% to 42.3% from 32.8% in the same period a year ago. This increase was primarily due to increased sales in our 3D sensing and lasers products. The increase was partially offset by underutilized capacity costs due to the decline in Telecom and Datacom demand, as well as higher write-downs of excess and obsolete inventory.
Gross margin during the six months ended December 30, 2017 increased by 4.7% to 37.0% from 32.3% in the same period a year ago. This increase was primarily due to increased sales in our 3D sensing and lasers products. The increase was partially offset by underutilized capacity costs due to the decline in Telecom and Datacom demand, as well as higher write-downs of excess and obsolete inventory.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Segment Gross Margin
OpComms
OpComms gross margin during the three months ended December 30, 2017 increased by 8.4% to 45.0% from 36.6% in the same period a year ago. This increase was primarily due to increased sales of our 3D sensing products. The increase was partially offset by underutilized capacity costs due to the decline in Telecom and Datacom demand, as well as higher write-downs of excess and obsolete inventory.
OpComms gross margin during the six months ended December 30, 2017 increased by 6.5% to 41.2% from 34.7% in the same period a year ago. This increase was primarily due to increased sales of our 3D sensing products, offset partially by underutilization of manufacturing capacity for our Telecom and Datacom products.
Lasers
Lasers gross margin during the three months ended December 30, 2017 increased by 5.3% to 44.7% from 39.4% in the same period a year ago. This increase was primarily due to increased sales, product mix, as well as improved manufacturing utilization.
Lasers gross margin during the six months ended December 30, 2017 decreased by 3.4% to 38.2% from 41.6% in the same period a year ago. This decrease was primarily due to unfavorable product mix and a write-down of excess inventory.

Research and Development
R&D expense increased by $5.1 million, or 13.2%, during the three months ended December 30, 2017 compared to the three months ended December 31, 2016. The increase in R&D expense was primarily due to an increase in stock-based compensation of $0.8 million and an increase in payroll related expense of $3.8 million, which includes an increase in variable incentive compensation of $2.9 million.
R&D expense increased by $4.5 million, or 6.0%, during the six months ended December 30, 2017 compared to the six months ended December 31, 2016. The increase in R&D expense was primarily due to an increase in stock-based compensation of $1.1 million and an increase in payroll related expense of $3.3 million, which includes an increase in variable incentive compensation of $2.4 million.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative
SG&A expense increased by $4.7 million, or 15.2%, during the three months ended December 30, 2017 compared to the three months ended December 31, 2016. The increase was primarily attributable to an increase in stock based compensation of $2.6 million and an increase in payroll related expense of $3.0 million, which includes an increase in variable incentive compensation of $2.2 million.
SG&A expense increased by $6.2 million, or 11.1%, during the six months ended December 30, 2017 compared to the six months ended December 31, 2016. The increase was primarily attributable to an increase in stock based compensation of $3.1 million and an increase in payroll related expense of $3.8 million, which includes an increase in variable incentive compensation of $2.0 million.
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
During the three and six months ended December 30, 2017, we recorded $0.8 million and $3.7 million, respectively, in restructuring and related charges in the condensed consolidated statements of operations, primarily attributable to costs to vacate facilities, temporary labor and employee related benefits, as well as costs for materials used in set up and production activities. We incurred no additional costs related to severance for the same periods.
During the three and six months ended December 31, 2016, we recorded $4.0 million and $6.9 million, respectively, in restructuring and related charges in the condensed consolidated statements of operations. Of the $ 4.0 million and $6.9 million charges recorded during the three months and six months ended December 31, 2016, $1.3 million and $1.7 million, respectively, was related to severance, retention, and employee benefits; $2.7 million and $5.2 million, respectively, was related to other restructuring related charges which include relocation costs, temporary labor and employee related benefits, as well as costs for materials used in set up and production activities.

Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Interest expense	$(4.6)	$—	$(9.0)	$—
Foreign exchange gains (losses), net	(0.3)	0.3	(0.7)	0.5
Other income (expense), net	1.7	(0.5)	3.1	(0.5)
Interest and other income (expense), net	$(3.2)	$(0.2)	$(6.6)	$—
For the three and six months ended December 30, 2017, interest and other income (expense) increased compared to the three and six months ended December 31, 2016, driven by amortization of the debt discount on the 2024 Notes, partially offset by interest income on the short-term investments and cash equivalents. See “Note 9. Convertible Senior Notes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the 2024 Notes.
Unrealized Gain (Loss) on Derivative Liability
Unrealized gain (loss) on Series A Preferred Stock derivative liability amounted to $7.9 million and $12.1 million, respectively, for the three and six months ended December 30, 2017 and $4.8 million and $(17.9) million, respectively, for the three and six months ended December 31, 2016. The change is primarily related to the change in the price of our underlying common stock and is reflected in the condensed consolidated statements of operations as “Unrealized gain (loss) on derivative liability”.
For further discussion of our derivative liability, see “Note 10. Derivative Liability” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Provision for (Benefit from) Income Taxes (in millions)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Provision for (benefit from) income taxes	$(109.3)	$6.1	$(112.9)	$3.8
Our tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision and estimate of annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the U.S. statutory rate primarily due to the earnings of our foreign subsidiaries being taxed at rates lower than the U.S. statutory rate, partially offset by foreign earnings subject to the anti-deferral rules of the U.S. tax regime.
We recorded a tax benefit of $(109.3) million and $(112.9) million for the three and six months ended December 30, 2017, respectively. Our tax benefit for the three and six months ended December 30, 2017 was primarily due to the release of our U.S. federal and certain state valuation allowances. The benefit of this valuation allowance release was partially offset by a non-cash deferred expense associated with the change in the U.S. statutory rate as a result of the Tax Act which was enacted during the three-month period ended December 30, 2017.
We recorded a tax provision of $6.1 million and $3.8 million for the three and six months ended December 31, 2016, respectively. Our tax provision for the three and six months ended December 31, 2016 was primarily due to the tax effect of our operating profits, non-deductible stock-based compensation, and unrecognized tax benefits, partially offset by benefit from the utilization of U.S. deferred tax assets that were subject to a full valuation allowance.
We assess our ability to realize our deferred tax assets on a quarterly basis and establish a valuation allowance if the deferred tax assets are not more-likely-than-not to be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 30, 2017, we determined that there is sufficient positive evidence to conclude that it is more-likely-than-not that the deferred tax assets are realizable. The positive evidence leading to this determination includes our recent earnings history and forecasted earnings for future periods. As a result, we released the valuation allowance against its U.S. federal and certain states deferred tax assets. This resulted in the recognition of a tax benefit of $207 million as a discrete item for the second quarter of fiscal year 2018. Due to the weight of negative evidence, we continue to maintain a full valuation allowance on our California deferred tax assets.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 30, 2018, including, but not limited to, (1) a reduction in the U.S. federal corporate tax rate; (2) a transition tax on certain deferred income of foreign subsidiaries that, if the taxpayer so elects, is payable over eight years; and (3) bonus depreciation that allows full expensing of qualified property. The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending June 30, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending June 30, 2018, will have a blended corporate tax rate of 28 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in each period.
The Tax Act also establishes new tax laws that will affect our fiscal year ending June 30, 2019, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) elimination of the corporate alternative minimum tax; (3) the creation of BEAT, a new minimum tax on taxable income adjusted for certain base erosion payments; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to currently tax GILTI, which allows for the possibility of using FTCs and a deduction of up to 50 percent to reduce this income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses generated in the taxable years beginning after December 31, 2017, to 80 percent of taxable income.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional tax expense of $83 million as a result of the rate decrease, which was accounted for as discrete item in the tax provision for the second quarter of fiscal year 2018. This net expense was a result of the corporate rate reduction. We are required to recognize the effect of this rate change on our deferred tax assets and liabilities, and deferred tax asset valuation allowances in the period the tax rate change was enacted.
The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Act (including BEAT and GILTI), which we are currently reviewing, and it is possible that any impact of BEAT and GILTI could significantly reduce the benefit of the reduction in the U.S. federal statutory rate. Due to the uncertain practical and technical application of many of these provisions, it is currently not possible to reliably estimate whether BEAT and GILTI will apply and, if so, how it would impact us. We will continue to analyze the Tax Act to assess the full effects on our financial results for the June 30, 2018 fiscal year-end.
As of December 30, 2017, we had $7.2 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
For further discussion of our income tax provision, see “Note 13. Income Taxes” in the Notes to Unaudited Condensed Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual obligations as of December 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$2.8	$0.3	$0.4	$0.5	$1.6
Purchase obligations (1)	187.4	179.1	8.3	—	—
Operating lease obligations (1)	37.2	13.8	14.5	6.6	2.3
Capital lease obligation (1)	14.9	11.7	3.2	—	—
Pension and post-retirement benefit payments	4.3	0.5	0.2	0.2	3.4
0.25% Convertible Senior Notes due 2024	450.0	—	—	—	450.0
Interest on 2024 Notes (2)	6.7	1.1	2.2	2.3	1.1
Acquisition contingencies (1)	2.7	—	2.7	—	—
Total	$706.0	$206.5	$31.5	$9.6	$458.4
(1) Refer to “Note 15. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Includes interest on our 0.25% Convertible Senior Notes due 2024 through September 2023 as we have the right to redeem the 2024 Notes in whole or in part at any time on or after March 15, 2024. Refer to “Note 9. Convertible Senior Notes” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
As of December 30, 2017, our other current liabilities include $0.3 million of asset retirement obligations in connection with restructuring and related activities, disclosed in the preceding table.
As of December 30, 2017, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.
As of December 30, 2017, our other non-current liabilities on the condensed consolidated balance sheet include $7.2 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
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
Financial Condition
Liquidity and Capital Resources
As of December 30, 2017 and July 1, 2017, our cash and cash equivalents of $202.1 million and $272.9 million, respectively, were held predominantly in the United States. The total amount of cash outside the United States as of December 30, 2017 was $31.1 million, which was primarily held in Cayman Islands, Thailand, Japan, Switzerland, and China. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, such as our new Thailand facility, strategic transactions and partnerships, and acquisitions. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, we may determine that cash repatriations are necessary. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of December 30, 2017, our consolidated balance of cash and cash equivalents decreased by $70.8 million, to $202.1 million from $272.9 million as of July 1, 2017. The decrease in cash and cash equivalents was mainly due to purchases of short-term investments, net of sales of $140.9 million and capital expenditures of $50.2 million, offset by cash provided by operating activities of $114.8 million during the six months ended December 30, 2017.
Operating Cash Flow
Cash provided by operating activities was $114.8 million during the six months ended December 30, 2017, primarily resulting from $211.9 million of net income, offset by $66.7 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of discount on the 2024 Notes, net of the release of the valuation allowance and unrealized gain on derivative liability), and $30.4 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $55.8 million offset by an increase in accrued expenses and other current and non-current liabilities of $15.1 million.
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
Investing Cash Flow
Cash used in investing activities of $191.1 million during the six months ended December 30, 2017 was primarily attributable to capital expenditures of $50.2 million and purchases of short-term investments, net of sales of $140.9 million.
Cash used in investing activities of $64.3 million during the six months ended December 31, 2016 was primarily attributable to capital expenditures.
Financing Cash Flow
During the six months ended December 30, 2017 and December 31, 2016, cash provided by financing activities of $4.7 million and $9.0 million, respectively, resulted primarily from the issuance of common stock under the employee stock plan.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of December 30, 2017, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
There are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities, which affect our working capital;

•	increase in capital expenditures to support our business and growth;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit, which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets, which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;

•	issuance of debt or equity securities, or other financing transactions, including bank debt;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	settlement of any conversion or redemption of the 2024 Notes in cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three months ended December 30, 2017 and December 31, 2016, we recorded unrealized gain (loss) of $(0.3) million and $0.3 million, respectively, and for the six months ended December 30, 2017 and December 31, 2016, we recorded unrealized gain (loss) of $(0.7) million and $0.5 million, respectively, in the interest and other income (expense), net in the condensed consolidated statements of operations included in this Form 10-Q.
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
The conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. On a quarterly basis, the derivative liability is marked to market based on the fair values of the conversion feature, with the resulting income or loss recorded as unrealized gain (loss) on a derivative liability on our condensed consolidated statements of operations. The determination of fair values includes various inputs, including volatility and interest rate assumptions (see “Note 10. Derivative Liability”). However, the change in the fair value of our common stock has the largest impact to the fair value of the derivative. Based on a hypothetical $10.00 per share increase or decrease in the fair value of our common stock, our net income would be reduced or increased by approximately ($14.1) million or $13.7 million, respectively, for the Series A Preferred Stock derivative.
Interest Rate Fluctuation Risk
As of December 30, 2017, we had cash, cash equivalents, and marketable securities of $624.5 million. Cash equivalents and marketable securities are primarily comprised of highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of December 30, 2017, the weighted-average duration of our investment portfolio was less than one year. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 30, 2017, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $3.2 million, and a hypothetical increase or decrease of 0.5% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.6 million.

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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI, Acacia Communications, Applied Optoelectronics, Coherent, Finisar, Foxconn Interconnect Technology, Fujitsu Optical Components, Furukawa Electric, InnoLight Technology, IPG Photonics, Neophotonics, Oclaro, and Sumitomo Electric Industries. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match and which may intensify competition in the various markets. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
We rely on a limited number of customers for a significant portion of our sales; and the majority of our customers do not have contractual purchase commitments.
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future and we expect that our growth prospects will continue to be concentrated in a small number of customers. The majority of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
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

Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, we recently experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations, such as those related to import and export tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our Thailand manufacturing facility. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet customer demand and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
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
We contract with a number of large OEM and end-user service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.
Large OEM and end-user service providers and product companies comprise a significant portion of our customer base. These customers generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers, including us. As we seek to expand our sales to existing customers and acquire new customers, we may be required to agree to terms and conditions that are favorable to our customers and that may affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Furthermore, large customers have increased buying power and ability to require onerous terms in our contracts with them, including pricing, warranties, and indemnification terms. If we are unable to satisfy the terms of these contracts, it could result in liabilities of a material nature, including litigation, damages, additional costs, loss of market share and loss of reputation.

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
Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
The Tax Act contains many significant changes to the U.S. tax laws that will affect our fiscal years ending June 30, 2018 and thereafter, including, but not limited to, (1) a reduction in the U.S. federal corporate tax rate (resulting in a blended corporate rate of 28% for our fiscal year ending June 30, 2018, and a rate of 21% for our fiscal years thereafter); (2) a Transition Tax on certain deferred income of foreign subsidiaries that, if the taxpayer so elects, is payable over eight years; (3) bonus depreciation that allows full expensing of qualified property; (4) elimination of the corporate alternative minimum tax; (5) addition of the BEAT, a new minimum tax on taxable income adjusted for certain base erosion payments; (6) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (7) a new provision to currently tax GILTI; (8) a new limitation on deductible interest expense; (9) the repeal of the domestic production activity deduction; (10) limitations on the deductibility of certain executive compensation; (11) limitations on the use of FTCs to reduce U.S. income tax liability; and (12) limitations on net operating losses generated in the taxable years beginning after December 31, 2017, to 80 percent of taxable income.
The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Act (including the BEAT and GILTI), which we are currently reviewing, and it is possible that any impact of BEAT and GILTI or other provisions of the Tax Act could significantly reduce, or outweigh, the benefit of the reduction in the U.S. federal statutory rate. Due to the uncertain practical and technical application of many of these provisions, it is currently not possible to reliably estimate what provisions of the Tax Act will apply to us and, if so, how they would impact us. The foregoing items could increase our future U.S. tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.

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
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business regulatory, social, and political conditions in foreign countries, including the following:

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

•
the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including to support product development and introduce new products, address new markets, engage in strategic transactions and partnerships, improve or expand our operating infrastructure or acquire complementary businesses and technologies. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of Convertible Senior Notes due in 2024 (the “2024 Notes”) and we may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Spending on optical communication and laser products is subject to cyclical and uneven fluctuations, which could cause our financial results to fluctuate unevenly and unpredictably. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future, particularly as we or they release new or enhanced products. While our fourth fiscal quarters are typically strongest, future buying patterns may differ from historical seasonality. Further, if the mix of revenue changes, it may also cause results to differ from historical seasonality. Accordingly, our quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics may vary significantly in the future, and the results of any prior periods should not be relied upon as an indication of future performance. For example, our OpComms revenue increased 52.2% in the second quarter of fiscal 2018 as compared to the prior year and approximately 50% of our revenue in the second quarter of fiscal 2018 was from sales to one end customer. We expect revenue from this customer to decline in the third quarter of fiscal 2018 and to fluctuate significantly in future quarters due to a number of factors including our market share and seasonal trends.
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
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $67.95, through December 30, 2017. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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

LUMENTUM HOLDINGS INC.

Date:	February 6, 2018	By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer