Form 10-K/A
period 2017-07-01
Lumentum Holdings Inc.
filed 2018-03-29
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Amendment to Annual Report on Form 10-K/A is hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which was filed with the Securities and Exchange Commission on September 19, 2017.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A” or the “Amendment”) amends the Annual Report of Lumentum Holdings Inc. (the “Company”) on Form 10-K for the fiscal year ended July 1, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2017 (the “Original Filing”).
This Amendment is being filed solely to correct an administrative error in the content of the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP (the “PwC Report”), the Company’s prior independent registered public accounting firm, contained in Part II, Item 8 of the Original Filing. The PwC Report in the Original Filing referenced the financial position of the Company at July 2, 2016 and June 27, 2015, and results of the Company’s operations and its cash flows for each of the three years in the period ended July 2, 2016 which includes the fiscal year ended June 28, 2014. Although PricewaterhouseCoopers LLP did audit the Company’s financial position at June 27, 2015, and results of the Company’s operations and its cash flows for the fiscal year ended June 28, 2014, such financial statements were not required to be included, and were not included, in the Original Filing. Accordingly, the PwC Report was amended to remove the extraneous references.
Deloitte & Touche LLP, the Company’s current Independent Registered Public Accounting Firm, provided a report on the consolidated financial statements and financial statement schedule for the fiscal year ended July 1, 2017 in the Original Filing.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains all of Item 8 as well as new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Item 15 of this Amendment reflects new consents of Deloitte & Touche LLP and PricewaterhouseCoopers LLP and was updated to correct filing dates for exhibits 4.2, 4.3 and 10.10, and to include footnote references in the exhibit list. For ease of future reference, the Company has voluntarily included all sections of the Original Filing in this Amendment, but, except as stated above, no other changes to the Original Filing have been made.

FORWARD-LOOKING STATEMENTS
This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets, products and strategy, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, and our plans for growth and innovation, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
San Jose, California
August 29, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lumentum Holdings Inc.:

In our opinion, the consolidated balance sheet as of July 2, 2016 and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock, stockholders’ equity, and invested equity and of cash flows for each of the two years in the period ended July 2, 2016 present fairly, in all material respects, the financial position of Lumentum Holdings Inc. and its subsidiaries as of July 2, 2016, and the results of their operations and their cash flows for each of the two years in the period ended July 2, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended July 2, 2016, appearing under Item 15(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Amendment, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of July 1, 2017.
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

3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Stockholder’s and Registration Rights Agreement	8-K	4.1	8/6/2015
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
4.2	Indenture, dated March 8, 2017, between Lumentum Holdings Inc. and U.S. Bank National Association	8-K	4.1	3/8/2017

4.3	Form of 0.250% Convertible Senior Note due 2024 (included in Exhibit 4.2)	8-K	4.2	3/8/2017
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4*	2015 Equity Incentive Plan	S-8	99.1	7/29/2015
10.5*	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Change in Control and Severance Benefits Plan	8-K	10.5	8/6/2015
10.7*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.8*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.9*	Separation Agreement between Lumentum Operations LLC and Craig Cocchi dated February 4, 2016	8-K	10.1	2/4/2016
10.10	Purchase Agreement, dated as of March 2, 2017, between Lumentum Holdings Inc. and Goldman Sachs & Co., as representative of the Initial Purchasers listed in Schedule I thereto.	8-K	10.1	3/8/2017
21.1	Subsidiaries of Lumentum Holdings Inc.				X**
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS**	XBRL Instance				X**
101.SCH**	XBRL Taxonomy Extension Schema				X**
101.CAL**	XBRL Taxonomy Extension Calculation				X**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X**
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X**
101.PRE**	XBRL Taxonomy Extension Presentation				X**
* Indicates a management contract or compensatory plan or arrangement.

** Previously filed as like-numbered exhibits to the Original Filing and incorporated by reference herein.

† The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Amendment, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2018	LUMENTUM HOLDINGS INC.

/s/ Aaron Tachibana
By:	Aaron Tachibana
Chief Financial Officer