Form 10-Q
period 2018-03-31
Lumentum Holdings Inc.
filed 2018-05-02
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 27, 2018, the Registrant had 62.6 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net revenue	$298.8	$255.8	$946.6	$778.9
Cost of sales	201.0	172.0	607.6	523.0
Amortization of acquired developed technologies	0.8	1.7	2.4	5.1
Gross profit	97.0	82.1	336.6	250.8
Operating expenses:
Research and development	38.2	37.3	118.3	112.9
Selling, general and administrative	33.2	28.1	95.5	84.2
Restructuring and related charges	0.1	3.1	3.8	10.0
Total operating expenses	71.5	68.5	217.6	207.1
Income from operations	25.5	13.6	119.0	43.7
Unrealized loss on derivative liabilities	(20.7)	(56.6)	(8.6)	(74.5)
Interest and other income (expense), net	(2.1)	(1.4)	(8.7)	(1.4)
Income (loss) before income taxes	2.7	(44.4)	101.7	(32.2)
Provision for (benefit from) income taxes	—	11.6	(112.9)	15.4
Net income (loss)	2.7	(56.0)	214.6	(47.6)
Cumulative dividends on Series A Preferred Stock	(0.2)	(0.2)	(0.7)	(0.6)
Earnings allocated to Series A Preferred Stock	(0.1)	—	(4.9)	—
Net income (loss) attributable to common stockholders	$2.4	$(56.2)	$209.0	$(48.2)

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.92)	$3.37	$(0.80)
Diluted	$0.04	$(0.92)	$3.31	$(0.80)
Shares used in per share calculation attributable to common stockholders
Basic	62.4	61.0	62.1	60.4
Diluted	63.3	61.0	63.2	60.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income (loss)	$2.7	$(56.0)	$214.6	$(47.6)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(0.1)	1.9	1.9	(2.7)
Net change in unrealized loss on available-for-sale securities, net of tax	(1.3)	—	(2.0)	—
Net change in accumulated other comprehensive income (loss)	(1.4)	1.9	(0.1)	(2.7)
Comprehensive income (loss)	$1.3	$(54.1)	$214.5	$(50.3)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

	March 31, 2018	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$176.8	$272.9
Short-term investments	516.0	282.4
Accounts receivable, net	164.7	166.3
Inventories	144.2	145.2
Prepayments and other current assets	63.0	63.5
Total current assets	1,064.7	930.3
Property, plant and equipment, net	301.8	273.5
Goodwill and intangibles, net	19.9	21.5
Deferred income taxes	128.2	3.9
Other non-current assets	3.6	3.7
Total assets	$1,518.2	$1,232.9
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100.9	$114.8
Accrued payroll and related expenses	33.2	27.5
Income taxes payable	0.1	0.7
Accrued expenses	36.3	19.3
Other current liabilities	21.0	21.9
Total current liabilities	191.5	184.2
Convertible notes	329.9	317.5
Derivative liability	60.2	51.6
Other non-current liabilities	24.2	25.0
Total liabilities	605.8	578.3
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A Preferred Stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of March 31, 2018 and July 1, 2017	35.8	35.8
Total redeemable convertible preferred stock	35.8	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 62,588,096 and 61,476,103 shares issued and outstanding as of March 31, 2018 and July 1, 2017, respectively	0.1	0.1
Additional paid-in capital	736.0	694.5
Retained earnings	133.2	(83.2)
Accumulated other comprehensive income	7.3	7.4
Total stockholders’ equity	876.6	618.8
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$1,518.2	$1,232.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES:
Net income (loss)	$214.6	$(47.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	53.3	39.1
Stock-based compensation	35.1	24.7
Unrealized loss on derivative liabilities	8.6	74.5
Amortization of acquired developed technologies and other intangibles	2.4	5.4
Loss on retirement of equipment	0.5	—
Excess tax benefit associated with stock-based compensation	—	(5.2)
Amortization of discount on 0.25% Convertible Senior Notes due 2024	12.4	1.0
Release of valuation allowance, net	(124.0)	—
Other non-cash (income) expenses	0.3	—
Changes in operating assets and liabilities:
Accounts receivable	1.6	(14.9)
Inventories	1.1	(14.0)
Prepayments and other current and non-currents assets	1.9	(7.9)
Income taxes, net	(0.5)	15.4
Accounts payable	(15.9)	(18.2)
Accrued payroll and related expenses	5.6	4.5
Accrued expenses and other current and non-current liabilities	12.9	15.1
Net cash provided by operating activities	209.9	71.9
INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(72.9)	(100.0)
Purchases of short-term investments	(585.1)	—
Proceeds from maturities and sales of short-term investments	349.3	—
Acquisition of business, net of cash acquired	—	(5.1)
Net cash used in investing activities	(308.7)	(105.1)
FINANCING ACTIVITIES:
Proceeds from the issuance of 0.25% Convertible Senior Notes due 2024, net of issuance costs	—	443.2
Excess tax benefit associated with stock-based compensation	—	5.2
Payment of dividends - preferred stock	(0.7)	(0.6)
Proceeds from employee stock plans	4.4	3.7
Repayment of capital lease obligation	(3.5)	—
Proceeds from the exercise of stock options	1.7	3.2
Net cash provided by financing activities	1.9	454.7
Effect of exchange rates on cash and cash equivalents	0.8	(0.7)
Increase (decrease) in cash and cash equivalents	(96.1)	420.8
Cash and cash equivalents at beginning of period	272.9	157.1
Cash and cash equivalents at end of period	$176.8	$577.9
Supplemental disclosure of cash flow information:
Cash paid for taxes	$11.5	$8.3
Cash paid for interest	1.2	—
Unpaid property, plant and equipment in accounts payable and accrued expenses	10.5	15.2
Equipment acquired under capital lease	15.6	—
Issuance costs in current liabilities	—	0.9
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
On March 11, 2018, Lumentum and Oclaro, Inc. ("Oclaro") entered into a Merger Agreement (the “Merger Agreement”), unanimously approved by the boards of directors of both companies, under which Lumentum will acquire all outstanding shares of Oclaro common stock. Each share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 shares of Lumentum common stock, subject to the terms of the Merger Agreement. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement. Oclaro stockholders will own approximately 16% of the combined company at closing. The Merger Agreement contains certain termination rights for both Lumentum and Oclaro. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, Lumentum may be required to pay Oclaro a termination fee of $80 million.
The total transaction consideration will be funded by a combination of cash from the combined company of approximately $416 million, $550 million in new debt, and $859 million in Lumentum common stock.
Lumentum entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG New York, New York Branch (“Deutsche Bank”), pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of $550 million, with a provision for additional senior secured term loans in an aggregate principal amount not to exceed $250 million.
The transaction is subject to customary closing conditions, including the approval of Oclaro stockholders and antitrust regulatory approval in the United States and China. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), Lumentum and Oclaro are required to make pre-merger notification filings and to await the expiration or early termination of the statutory waiting period prior to completing the Merger. Lumentum and Oclaro submitted pre-merger notification filings under the HSR Act on March 23, 2018 and received early termination of the waiting period on April 4, 2018. The transaction is not subject to any financing condition. The transaction is expected to be completed in the second half of calendar 2018.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2018 is a 52-week year ending on June 30, 2018. Our fiscal 2017 was a 52-week year and ended on July 1, 2017.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
Accounting Policies
The accompanying interim unaudited condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2017.
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
Note 2. Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU 2017-01 are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2019 and should be applied prospectively. We do not believe the implementation of ASU 2017-01 will have a material impact on our condensed consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments contained in ASU 2017-04 are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, which should be applied prospectively. We plan to adopt the accounting standard update in our first quarter of fiscal 2019. We do not believe the implementation of ASU 2017-04 will have a material impact on our condensed consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amendments contained in ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. The accounting standard update will be effective for us in the first quarter of fiscal 2019 and will be applied prospectively. If we elect to settle the principal amounts of our 2024 Notes (refer to “Note 10. Convertible Senior Notes”) in cash, the payment will be bifurcated between (i) cash outflows for operating activities of $137.6 million for the portion related to accreted interest attributable to debt discount, and (ii) financing activities for the remainder of $312.4 million.
In February 2016, FASB issued ASU 2016-02, Leases. The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new guidance contained in ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods, with early adoption permitted. The standard is effective for us in our first quarter of fiscal 2020 and should be applied prospectively.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on our current lease portfolio, we estimate the value of leased assets and liabilities that may be recognized will be material. We are continuing to evaluate the impact of ASU 2016-02 and is subject to change.
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
The guidance to ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We selected the modified retrospective method. We do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements including the potential impact of the additional disclosure requirement, primarily because we will continue to recognize most revenue at a point-in-time when control transfers. This is similar to the current revenue recognition model.
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
We are implementing changes to our accounting policies, internal controls, and disclosures to support the new standard; however, these changes will not be material.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Basic Earnings per Common Share
Net income (loss)	$2.7	$(56.0)	$214.6	$(47.6)
Less: Cumulative dividends on Series A Preferred Stock	(0.2)	(0.2)	(0.7)	(0.6)
Less: Earnings allocated to Series A Preferred Stock	(0.1)	—	(4.9)	—
Net income (loss) attributable to common stockholders - basic	$2.4	$(56.2)	$209.00	$(48.2)

Weighted average common shares outstanding including Series A Preferred Stock	63.9	62.5	63.6	61.9
Less: Weighted average Series A Preferred Stock	(1.5)	(1.5)	(1.5)	(1.5)
Basic weighted average common shares outstanding	62.4	61.0	62.1	60.4
Net income (loss) per share attributable to common stockholders - basic	$0.04	$(0.92)	$3.37	$(0.80)

Diluted Earnings per Common Share
Net income (loss) attributable to common stockholders - diluted	$2.4	$(56.2)	$209.0	$(48.2)
Weighted average common shares outstanding for basic earnings per common share	62.4	61.0	62.1	60.4
Effect of dilutive securities from stock-based benefit plans	0.9	—	1.1	—
Effect of diluted securities from Series A Preferred Stock	—	—	—	—
Diluted weighted average common shares outstanding	63.3	61.0	63.2	60.4
Net income (loss) per share attributable to common stockholders - diluted	$0.04	$(0.92)	$3.31	$(0.80)
Our Series A Preferred Stock is considered a participating security, which may participate in undistributed earnings with our common stock. The holders of our Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of our common stock were to receive dividends. We are required to use the two-class method when computing earnings per share as we have a security that qualifies as a participating security. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted earnings per common share, when applicable, is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.
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
In March 2017, we issued $450 million in aggregate principal amount of 0.25% Convertible Senior Notes due in 2024 (the “2024 Notes”). We have the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62. Refer to “Note 10. Convertible Senior Notes” for further discussion.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and nine months ended March 31, 2018 and April 1, 2017, the number of shares related to our stock-based benefit plans that were excluded from the calculation of diluted shares was not material.
Note 4. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligation, and available-for-sale securities.
As of March 31, 2018 and July 1, 2017, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 1, 2017	$10.5	$(3.1)	$—	$7.4
Other comprehensive income (loss)	1.9	—	(2.0)	(0.1)
Ending balance as of March 31, 2018	$12.4	$(3.1)	$(2.0)	$7.3
We evaluate the assumptions over the fair value of our defined benefit obligation annually and make changes as necessary.
Note 5. Asset Acquisition
On March 30, 2018, we entered into a Transition Services Agreement (“TSA”) with one of our contract manufacturers to wind down the production of our products at their facility in China and to facilitate an orderly transition of manufacturing to our manufacturing facility in Thailand, including the purchase of the manufacturing equipment. Under the terms of the TSA, we are required to pay $5.3 million in cash upon completion of certain milestones related to the purchase of equipment.
We are also required to share cost of retention and severance, and to reimburse for certain other direct and indirect costs incurred by our contract manufacturer for transition services provided. These costs will be expensed as incurred.
Note 6. Balance Sheet Details
Accounts receivable allowances
As of March 31, 2018 and July 1, 2017, our accounts receivable allowance balance was $1.8 million and $1.8 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	March 31, 2018	July 1, 2017
Finished goods	$93.2	$71.7
Work in process	30.5	49.4
Raw materials and purchased parts	20.5	24.1
Inventories	$144.2	$145.2

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	March 31, 2018	July 1, 2017
Capitalized manufacturing overhead	$23.9	$30.1
Prepayments	14.8	12.3
Advances to contract manufacturers	15.0	10.5
Other current assets	9.3	10.6
Prepayments and other current assets	$63.0	$63.5
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	March 31, 2018	July 1, 2017
Land	$10.6	$10.6
Buildings and improvement	49.3	37.3
Machinery and equipment (1)	543.2	461.1
Computer equipment and software	37.3	31.2
Furniture and fixtures	4.9	4.6
Leasehold improvements	30.1	30.5
Construction in progress	63.2	84.6
	738.6	659.9
Less: Accumulated depreciation	(436.8)	(386.4)
Property, plant and equipment, net	$301.8	$273.5
(1) In the first quarter of fiscal 2018, we started leasing equipment from a vendor and have accounted for the transaction as a capital lease. Included in the table above is our capital lease asset of $11.9 million, net of depreciation expense of $3.7 million as of March 31, 2018.
During the three and nine months ended March 31, 2018, we recorded depreciation expense of $18.4 million and $53.3 million, respectively. During the three and nine months ended April 1, 2017, we recorded a depreciation expense of $14.1 million and $39.1 million, respectively.
Our construction in progress primarily includes machinery and equipment that were purchased in order to increase our manufacturing capacity. We expect to place these assets in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	March 31, 2018	July 1, 2017
Warranty accrual (1)	$7.0	$9.7
Restructuring accrual and related charges (2)	—	3.8
Deferred revenue and customer deposits	2.5	6.9
Capital lease obligation (3)	9.2	—
Other current liabilities	2.3	1.5
Other current liabilities	$21.0	$21.9

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Refer to “Note 13. Restructuring and Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(3) As of March 31, 2018, an amount of $2.3 million related to a capital lease was recorded in accounts payable on the condensed consolidated balance sheet. Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	March 31, 2018	July 1, 2017
Asset retirement obligation	$2.7	$2.5
Pension and related accrual	3.2	3.9
Deferred rent	3.1	3.3
Unrecognized tax benefit	10.2	10.5
Capital lease obligation (1)	0.8	—
Other non-current liabilities	4.2	4.8
Other non-current liabilities	$24.2	$25.0
(1) Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Note 7. Cash, Cash Equivalents, and Short-term Investments

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments
The following table summarizes our cash, cash equivalents, and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018:
Cash	$82.6	$—	$—	$82.6
Cash equivalents:
Commercial paper	29.1	—	—	29.1
Corporate debt securities	26.0	—	—	26.0
Money market funds	2.5	—	—	2.5
Municipal bonds	1.5	—	—	1.5
Foreign government bonds	2.0			2.0
U.S. Treasury	26.7	—	—	26.7
Asset-backed securities	6.4	—	—	6.4
Total cash and cash equivalents	$176.8	$—	$—	$176.8
Short-term investments:
Certificates of deposit	$32.0	$—	$—	$32.0
Commercial paper	35.1	—	—	35.1
Asset-backed securities	114.3	—	(0.3)	114.0
Corporate debt securities	317.6	0.1	(1.8)	315.9
Municipal bonds	6.2	—	—	6.2
Mortgage-backed securities	4.8	—	—	4.8
Foreign government bonds	8.0	—	—	8.0
Total short-term investments	$518.0	$0.1	$(2.1)	$516.0

July 1, 2017:
Cash	$201.3	$—	$—	$201.3
Cash equivalents:
Certificates of deposit	52.1	—	—	52.1
Commercial paper	14.7	—	—	14.7
Money market funds	4.8	—	—	4.8
Total cash and cash equivalents	$272.9	$—	$—	$272.9
Short-term investments:
Certificates of deposit	$202.1	$—	$—	$202.1
Asset-backed securities	26.1	—	—	26.1
Corporate debt securities	46.4	—	—	46.4
Municipal bonds	4.9	—	—	4.9
Foreign government bonds	1.0	—	—	1.0
U.S. Treasury	1.9	—	—	1.9
Total short-term investments	$282.4	$—	$—	$282.4
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended March 31, 2018, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018:
Certificates of deposit	$25.4	$—	$—	$—	$25.4	$—
Commercial paper	39.7	—	—	—	39.7	—
Asset-backed securities	112.9	(0.3)	—	—	112.9	(0.3)
Corporate debt securities	291.8	(1.8)	—	—	291.8	(1.8)
Municipal bonds	6.2	—	—	—	6.2	—
Mortgage-backed securities	4.5	—	—	—	4.5	—
U.S. Treasury	3.0	—	—	—	3.0	—
Foreign government bonds	8.8	—	—	—	8.8	—
Total	$492.3	$(2.1)	$—	$—	$492.3	$(2.1)

July 1, 2017:
Asset-backed securities	$21.5	$—	$—	$—	$21.5	$—
Corporate debt securities	29.8	—	—	—	29.8	—
Municipal bonds	2.9	—	—	—	2.9	—
Foreign government bonds	1.0	—	—	—	1.0	—
U.S. Treasury	1.9	—	—	—	1.9	—
Total	$57.1	$—	$—	$—	$57.1	$—
The following table classifies our investments in debt securities by contractual maturities (in millions):

	As of March 31, 2018
	Amortized Cost	Fair Value
Due in 1 year	$252.1	$251.5
Due in 1 year through 5 years	252.7	251.3
Due in 5 years through 10 years	7.2	7.2
Due after 10 years	6.0	6.0
	$518.0	$516.0
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities for a total purchase consideration of $8.7 million. We estimated the fair value of our Level 3 contingent consideration related to this acquisition at the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. During the three months ended April 1, 2017, we estimated the likelihood of meeting the production targets at 90 percent. There was no change in the fair value of our contingent consideration during the three and nine months ended March 31, 2018. The fair value of such contingent consideration is recorded in accrued liabilities on the condensed consolidated balance sheet as of March 31, 2018. This contingent consideration will result in a cash payment of $3.0 million, if and when the production targets are achieved, which we expect to occur within 36 months following the acquisition date.
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
March 31, 2018:
Assets:
Cash equivalents:
Commercial paper	$—	$29.1	$—	$29.1
Corporate debt securities	—	26.0	—	26.0
Money market funds	2.5	—	—	2.5
Municipal bonds	—	1.5	—	1.5
Foreign government bonds	—	2.0	—	2.0
U.S. Treasury	26.7	—	—	26.7
Asset-backed securities	—	6.4	—	6.4
Short-term investments:
Certificates of deposit	—	32.0	—	32.0
Commercial paper	—	35.1	—	35.1
Asset-backed securities	—	114.0	—	114.0
Corporate debt securities	—	315.9	—	315.9
Municipal bonds	—	6.2	—	6.2
Mortgage-backed securities	—	4.8	—	4.8
Foreign government bonds	—	8.0	—	8.0
Total assets	$29.2	$581.0	$—	$610.2
Other accrued liabilities:
Derivative liability	$—	$—	$60.2	$60.2
Acquisition contingencies	—	—	2.7	2.7
Total other accrued liabilities	$—	$—	$62.9	$62.9

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
July 1, 2017:
Assets:
Cash equivalents:
Certificates of deposit	$—	$52.1	$—	$52.1
Commercial paper	—	14.7	—	14.7
Money market funds	4.8	—	—	4.8
Short-term investments:
Certificates of deposit	—	202.1	—	202.1
Asset-backed securities	—	26.1	—	26.1
Corporate debt securities	—	46.4	—	46.4
Municipal bonds	—	4.9	—	4.9
Foreign government bonds	—	1.0	—	1.0
U.S. Treasury	1.9	—	—	1.9
Total assets	$6.7	$347.3	$—	$354.0
Other accrued liabilities:
Derivative liability	$—	$—	$51.6	$51.6
Acquisition contingencies	—	—	2.7	2.7
Total other accrued liabilities	$—	$—	$54.3	$54.3
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangible and other long-lived assets. During the annual impairment testing performed in fiscal 2017, all our intangible and other long-lived assets passed Step 1. No impairment charges were recorded in fiscal 2017 or during the three and nine months ended March 31, 2018. Refer to “Note 12. Goodwill and Other Intangible Assets”.
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
The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as non-controlling interest redeemable convertible preferred stock in our condensed consolidated balance sheet. The Series A Preferred Stock is measured at its redemption value. The Series A Preferred Stock value of $35.8 million as of March 31, 2018 has not changed from the prior year.
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
The accrued dividends as of March 31, 2018 and July 1, 2017 were $0.2 million and $0.2 million, respectively.
Dividends paid were $0.5 million and $0.7 million for the three and nine months ended March 31, 2018, respectively, and $0.2 million and $0.6 million for the three and nine months ended April 1, 2017, respectively.
Redemption
Optional redemption by the Company
On or after the third anniversary in August 2018, we will have the option to redeem for cash all (but not less than all) of the shares of Series A Preferred Stock at a redemption price equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. We incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. We amortize the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes is 5.4% per year. As of March 31, 2018, the remaining debt discount amortization period was 71 months.
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
As of March 31, 2018, the 2024 Notes consisted of the following (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liability component:	March 31, 2018	July 1, 2017
Principal	$450.0	$450.0
Unamortized debt discount	(120.1)	(132.5)
Net carrying amount of the liability component	$329.9	$317.5
The following table sets forth interest expense information related to the 2024 Notes for the three and nine months ended March 31, 2018:

	March 31, 2018
(in millions, except percentages)	Three Months Ended	Nine Months Ended
Contractual interest expense	$0.3	$0.9
Amortization of the debt discount	4.2	12.4
Total interest expense	$4.5	$13.3
Effective interest rate on the liability component	5.4%	5.4%
We have the ability and intent to settle the $450 million face value of the debt in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the debt. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62.
Note 11. Derivative Liability
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. We applied the lattice model to value the embedded derivative using a “with-and-without method,” where the value of the Series A Preferred Stock, including the embedded derivative, is defined as the “with”, and the value of the Series A Preferred Stock, excluding the embedded derivative, is defined as the “without”. The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate for the Series A Preferred Stock; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using Level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price and the volatility results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative for the Series A Preferred Stock are primarily related to the change in the price of our common stock and are reflected in the condensed consolidated statements of operations as “Unrealized gain (loss) on derivative liabilities”. Unrealized loss on derivative liability for the Series A Preferred Stock amounted to $(20.7) million and $(8.6) million for the three and nine months ended March 31, 2018, respectively, and $(17.9) million and $(35.8) million for the three and nine months ended April 1, 2017, respectively.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock for the three and nine months ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Balance as of beginning of period	$(39.5)	$(28.2)	$(51.6)	$(10.3)
Unrealized loss on the Series A Preferred Stock derivative liability	(20.7)	(17.9)	(8.6)	(35.8)
Balance as of end of period	$(60.2)	$(46.1)	$(60.2)	$(46.1)
The following table summarizes the assumptions used to determine the fair value of the embedded derivative for Series A Preferred Stock:

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2018	July 1, 2017
Stock price	$63.80	$57.05
Conversion price	$24.63	$24.63
Expected term (years)	2.37	3.11
Expected annual volatility	50.0%	47.5%
Risk-free rate	2.31%	1.57%
Preferred yield	8.32%	7.56%
Also, during the three and nine months ended April 1, 2017, we recorded an unrealized loss on the derivate liability from the 2024 Notes. On June 29, 2017, we met the requirements to account for the conversion option of the 2024 Notes as equity and the conversion option is no longer marked to market. Refer to “Note 10. Convertible Senior Notes” in the Notes to Unaudited Condensed Consolidated Financial Statements.
The following table provides a reconciliation of the fair value of the embedded derivative for the 2024 Notes for the three and nine months ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Balance as of beginning of period	$—	$—	$—	$—
Fair value of the embedded derivative for the 2024 Notes at issuance	—	(129.9)	—	(129.9)
Unrealized loss on the 2024 Notes derivative liability	—	(38.7)	—	(38.7)
Balance as of end of period	$—	$(168.6)	$—	$(168.6)
Note 12. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill by our reportable segments during the nine months ended March 31, 2018 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of beginning of period	$5.9	$5.5	$11.4
Foreign currency translation adjustment	0.4	—	0.4
Balance as of end of period	$6.3	$5.5	$11.8
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2017, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three and nine months ended March 31, 2018, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technology and Other Intangibles
The following tables present details of our acquired developed technology and other intangibles (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$105.9	$(97.8)	$8.1
Other	9.4	(9.4)	—
Total Intangibles	$115.3	$(107.2)	$8.1

As of July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$105.5	$(95.4)	$10.1
Other	9.4	(9.4)	—
Total Intangibles	$114.9	$(104.8)	$10.1
The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
During the three and nine months ended March 31, 2018, we recorded $0.8 million and $2.4 million, respectively, of amortization related to acquired developed technology.
During the three and nine months ended April 1, 2017, we recorded $1.8 million and $5.4 million, respectively, of amortization related to acquired developed technology and other intangibles.
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cost of sales	$0.8	$1.7	$2.4	$5.1
Operating expenses	—	0.1	—	0.3
Total	$0.8	$1.8	$2.4	$5.4
Based on the carrying amount of acquired developed technology and other intangibles as of March 31, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2018	$0.8
2019	3.1
2020	3.0
2021	0.5
2022	0.5
Thereafter	0.2
Total amortization	$8.1

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Restructuring and Related Charges
The following table summarizes the activity of restructuring and related charges during the three and nine months ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Balance as of beginning of period	$0.4	$6.0	$3.8	$5.7
Charges	0.1	3.1	3.8	10.0
Payments	(0.5)	(3.8)	(7.6)	(10.4)
Balance as of end of period	$—	$5.3	$—	$5.3
During the three and nine months ended March 31, 2018, we recorded $0.1 million and $3.8 million, respectively, in restructuring and related charges in the condensed consolidated statements of operations, primarily attributable to costs to vacate facilities, temporary labor and employee related benefits, as well as costs for materials used in set up and production activities. We incurred no additional costs related to severance for the same periods.
During the three and nine months ended April 1, 2017, we recorded $3.1 million and $10.0 million, respectively, in restructuring and related charges in the condensed consolidated statements of operations. Of the $3.1 million and $10.0 million charges recorded during the three and nine months ended April 1, 2017, $0.4 million and $2.2 million, respectively, was related to severance, retention, lease termination costs, and employee benefits; and $2.7 million and $7.8 million, respectively, was related to other restructuring related charges which include relocation costs, temporary labor and employee related benefits, as well as costs for materials used in set up and production activities.
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
We recorded an immaterial tax benefit and a tax benefit of $112.9 million for the three and nine months ended March 31, 2018, respectively. Our tax benefit for the three months ended March 31, 2018 was less than $0.1 million primarily due to a benefit from foreign rate differential, excess windfall benefit from our stock-based compensation tax deduction, offset by the discrete impact of the non-deductible unrealized loss from the embedded derivatives for the Series A Preferred Stock. Our tax benefit for the nine months ended March 31, 2018 was primarily due to the release of our U.S. federal and certain state valuation allowances. The benefit of this valuation allowance release was partially offset by a non-cash deferred expense associated with the change in the U.S. statutory rate as a result of the Tax Act (discussed further below) which was enacted during our second quarter of fiscal 2018.
We recorded a tax provision of $11.6 million and $15.4 million for the three and nine months ended April 1, 2017, respectively. Our tax provision for the three and nine months ended April 1, 2017 was primarily due to the discrete impact of the non-deductible unrealized loss from the embedded derivatives for the Series A Preferred Stock and the 2024 Notes, non-deductible stock-based compensation and partially offset by foreign rate differential, R&D tax credits and the utilization of U.S. deferred tax assets that were subject to a full valuation allowance.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 30, 2017, we determined that there is sufficient positive evidence to conclude that it is more-likely-than-not that the deferred tax assets are realizable. We, therefore, released the valuation allowance for the U.S. federal and certain states and recognized a tax benefit of $207 million as a discrete item for the fiscal second quarter of 2018. Due to the weight of negative evidence, we continue to maintain a full valuation allowance on the California deferred tax assets.
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
The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including the BEAT and GILTI), which we are currently reviewing, and it is possible that any impact of BEAT and GILTI could significantly reduce the benefit of the reduction in the U.S. federal statutory rate. Due to the uncertain practical and technical application of many of these provisions, it is currently not possible to reliably estimate whether BEAT and GILTI will apply and, if so, how it would impact us. We will continue to analyze the Tax Act to assess the full effects on our financial results for the June 30, 2018 fiscal year-end.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 31, 2018, we had $10.2 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
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
On November 4, 2016, our stockholders approved an amendment to increase the number of shares that may be issued under the 2015 Plan by 3.0 million shares, and certain other material terms of the 2015 Plan.
As of March 31, 2018, we had 2.1 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of these grants is based on the closing market price of our common stock on the date of award.
The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.
As of March 31, 2018, 5.7 million shares of common stock under the 2015 Plan were available for grant.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
On June 23, 2015, we adopted, and the board of directors of JDSU approved, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our common stock were authorized for issuance, which was ratified by our board of directors in August 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.4 million shares remained available for issuance as of March 31, 2018.
Restricted Stock Units
Restricted stock units (“RSUs”) under the 2015 Plan are grants of shares of our common stock valued at fair value based on the closing price of our common stock on the date of grant. RSUs result in a payment to a holder if any performance goals or other vesting criteria are achieved or the awards otherwise vest. Generally, our RSUs have service conditions and are expected to vest over one to four years.
Restricted Stock Awards
Restricted stock awards (“RSAs”) under the 2015 Plan are grants of shares of our common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. RSAs are expected to vest over one to four years, and the shares acquired may not be transferred by the holder until the vesting conditions (if any) are satisfied.
Performance Stock Units
Performance stock units (“PSUs”) under the 2015 Plan are grants of shares of our common stock that vest upon the achievement of certain performance and service conditions. We begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. Our PSUs are subject to risk of forfeiture until performance and service conditions are satisfied and generally vest over three years.
During the nine months ended March 31, 2018, we granted 116,788 PSUs to senior members of our management team and recorded $1.6 million expense related to these grants based on the revenue performance condition that is expected to be achieved. During the three months ended March 31, 2018, we recorded $0.4 million expense related to these grants.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three and nine months ended March 31, 2018 and April 1, 2017 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cost of sales	$2.4	$1.9	$9.5	$6.0
Research and development	3.6	3.0	10.5	8.8
Selling, general and administrative	5.0	3.2	15.1	10.2
	$11.0	$8.1	$35.1	$25.0
Approximately $2.1 million and $1.8 million of stock-based compensation was capitalized to inventory as of March 31, 2018 and July 1, 2017, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option and Stock Award Activity
We did not grant any stock options during the three and nine months ended March 31, 2018 and April 1, 2017. During the nine months ended March 31, 2018, there were 41,727 options exercised. No options were exercised during the three months ended March 31, 2018.
As of March 31, 2018, 3,057 options were outstanding under the 2015 Plan. During the nine months ended March 31, 2018, the total intrinsic value of options exercised by our employees was $0.8 million. The total intrinsic value of options exercised by our employees during the three and nine months ended April 1, 2017 was $1.0 million and $4.6 million, respectively.
In connection with these exercises, the tax benefit realized during the three and nine months ended April 1, 2017 was $2.3 million and $5.2 million, respectively. During the three and nine months ended March 31, 2018, due to adoption of ASU 2016-09, all excess tax benefits and deficiencies were recognized in the income tax provision in the condensed consolidated statements of operations, rather than in additional paid-in-capital in the condensed consolidated balance sheets. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion on the impact of the adoption of ASU 2016-09.
The following table summarizes our awards activity for the nine months ended March 31, 2018 (in millions, except per share amounts):

	Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested balance as of beginning of period	1.9	$28.04	0.3	$32.51	—	$—
Granted	1.0	53.35	—	—	0.1	52.00
Vested	(0.9)	26.60	(0.1)	32.51	—	—
Canceled	(0.2)	38.23	—	—	—	—
Unvested balance as of end of period	1.8	$43.08	0.2	$32.51	0.1	$52.00
As of March 31, 2018, $72.5 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.8 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of beginning of period	6.6
Granted	(1.1)
Canceled	0.2
Balance as of end of period	5.7
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and nine months ended March 31, 2018 was $0.8 million and $2.4 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the nine months ended March 31, 2018, there were 93,044 shares issued to employees through the 2015 Purchase Plan in one offering period from May 16, 2017 to November 15, 2017.
The 2015 Purchase Plan expense for the three and nine months ended April 1, 2017 was $0.7 million and $2.0 million, respectively. During the nine months ended April 1, 2017, there were 188,864 shares issued to employees through the 2015 Purchase Plan in one offering period from May 16, 2016 to November 15, 2016.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued during the nine months ended March 31, 2018 and April 1, 2017 were as follows:

	March 31, 2018	April 1, 2017
Expected term (years)	0.5	0.5
Expected volatility	49.9%	46.0%
Risk-free interest rate	1.42%	0.62%
Dividend yield	—%	—%
Note 16. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of March 31, 2018, the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Fiscal Years
Remainder of 2018	$2.9
2019	11.9
2020	9.0
2021	5.2
2022	3.5
Thereafter	4.3
Total minimum operating lease payments	$36.8
During the three and nine months ended March 31, 2018, rental expense relating to building and equipment was $2.8 million and $9.2 million, respectively. During the three and nine months ended April 1, 2017, rental expense relating to building and equipment was $2.6 million and $7.0 million, respectively.
Capital Lease
As of March 31, 2018, equipment acquired under a capital lease agreement was $15.6 million. Our capital lease asset is included in property, plant and equipment, net in our condensed consolidated balance sheets as of March 31, 2018. Amortization expense on this capital lease asset is recorded as depreciation expense and is included in cost of sales in our condensed consolidated statements of operations for the three and nine months ended March 31, 2018. Our capital lease obligation is recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and is included in other current liabilities and other non-current liabilities in our condensed consolidated balance sheets as of March 31, 2018. Refer to “Note 6. Balance Sheet Details” for capital lease obligation amounts in other current liabilities and other non-current liabilities. Interest on these obligations is included in interest expense in our condensed consolidated statements of operations.
As of March 31, 2018 the future minimum annual lease payments under our capital lease were as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years
Remainder of 2018	$4.7
2019	7.5
2020	0.4
Total minimum capital lease payments	$12.6
Less: amount representing interest	$(0.3)
Present value of capital lease obligation	$12.3
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
0.25% Convertible Senior Notes due 2024
The future interest and principal payments related to the 2024 Notes are as follows as of March 31, 2018:

Fiscal Years
2019	$1.1
2020	1.1
2021	1.1
2022	1.1
Thereafter	451.7
Total 2024 Notes payments	$456.1
Purchase Obligations
Purchase obligations of $187.1 million as of March 31, 2018, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in our warranty reserve during the three and nine months ended March 31, 2018 and April 1, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Balance as of beginning of period	$9.9	$8.7	$9.7	$2.8
Provision for warranty (1)	2.0	0.6	4.9	9.3
Utilization of reserve	(4.9)	(1.2)	(7.6)	(4.0)
Balance as of end of period	$7.0	$8.1	$7.0	$8.1
(1) This does not include a settlement payment of $5.1 million received from a vendor for a quality issue during the three months ended March 31, 2018.
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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of March 31, 2018, we did not have any material indemnification claims that were probable or reasonably possible.
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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net revenue:
OpComms	$246.3	$216.1	$814.3	$671.0
Lasers	52.5	39.7	132.3	107.9
Net revenue	$298.8	$255.8	$946.6	$778.9
Gross profit:
OpComms	83.1	71.5	317.1	229.2
Lasers	25.4	16.4	55.9	44.8
Total segment gross profit	108.5	87.9	373.0	274.0
Unallocated corporate items:
Stock-based compensation	(2.4)	(1.9)	(9.5)	(6.0)
Amortization of intangibles	(0.8)	(1.7)	(2.4)	(5.1)
Other charges (1)	(8.3)	(2.2)	(24.5)	(12.1)
Gross profit	$97.0	$82.1	$336.6	$250.8
(1) The increase in “Other charges” of unallocated corporate items during the three months ended March 31, 2018 compared to the three months ended April 1, 2017, primarily relates to set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand. The increase in “Other charges” of unallocated corporate items during the nine months ended March 31, 2018 compared to the nine months ended April 1, 2017, primarily relates to set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand, as well as inventory write-downs due to canceled programs not allocated to the segments.
The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom and Consumer and Industrial markets which accounted for 10% or more of our total net revenue:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
OpComms:	82.4%	84.5%	86.0%	86.1%
Telecom	41.0%	64.5%	36.3%	63.0%
Datacom	12.1%	15.2%	12.2%	19.4%
Consumer and Industrial	29.3%	4.8%	37.5%	3.7%
Lasers	17.6%	15.5%	14.0%	13.9%

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in three geographic regions: Americas, Asia-Pacific, and EMEA (Europe, Middle East, and Africa). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that represented 10% of our total net revenue (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 31, 2018		April 1, 2017		March 31, 2018		April 1, 2017
Net revenue:
Americas:
United States	$26.8	9.0%	$34.7	13.6%	$86.3	9.1%	$106.2	13.6%
Mexico	41.7	14.0	70.0	27.4	97.1	10.3	158.5	20.3
Other Americas	1.5	0.5	1.5	0.6	5.7	0.6	7.4	1.0
Total Americas	$70.0	23.5%	$106.2	41.6%	$189.1	20.0%	$272.1	34.9%

Asia-Pacific:
Hong Kong	$38.7	13.0%	$47.2	18.5%	$133.3	14.1%	$181.2	23.3%
China	47.3	15.8	8.7	3.4	66.8	7.1	28.3	3.6
Japan	34.1	11.4	25.9	10.1	157.6	16.6	78.5	10.1
South Korea	28.8	9.6	2.4	0.9	126.3	13.3	3.5	0.4
Other Asia-Pacific	56.6	18.9	35.3	13.8	199.3	21.1	133.0	17.1
Total Asia-Pacific	$205.5	68.7%	$119.5	46.7%	$683.3	72.2%	$424.5	54.5%

EMEA	$23.3	7.8%	$30.1	11.8%	$74.2	7.8%	$82.3	10.6%

Total net revenue	$298.8		$255.8		$946.6		$778.9
During the three and nine months ended March 31, 2018 and April 1, 2017, net revenue generated from a single end customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Customer A	25.0%	*	33.0%	*
Customer B	12.0%	12.0%	11.0%	18.0%
Customer C	13.0%	27.0%	*	20.0%
Customer D	*	*	*	12.0%
*Represents less than 10% of total net revenue
Long-lived assets, namely net property, plant and equipment were identified based on the physical location of the assets in the corresponding geographic areas (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	March 31, 2018	July 1, 2017
Property, Plant and Equipment, net
United States	$97.4	$88.2
China	76.9	82.5
Thailand	92.9	85.3
Other countries	34.6	17.5
Total long-lived assets	$301.8	$273.5
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and China. During the three and nine months ended March 31, 2018 and April 1, 2017, net inventory purchased from a single contract manufacturer which represented 10% or greater of total net purchases is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Vendor A	48.0%	50.0%	42.0%	52.0%
Vendor B	19.0%	26.0%	19.0%	26.0%
Vendor C	18.0%	*	23.0%	*
Vendor D	*	16.0%	*	14.0%
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
On March 11, 2018, we entered into the Merger Agreement with Oclaro, which was unanimously approved by the boards of directors of both companies. Pursuant to the terms of the Merger Agreement, we will acquire all outstanding shares of Oclaro common stock in exchange for consideration of $5.60 in cash and 0.0636 shares of our common stock for each share of Oclaro common stock. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement. Oclaro stockholders will own approximately 16% of the combined company. The Merger Agreement contains certain termination rights for both Lumentum and Oclaro. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, we may be required to pay Oclaro a termination fee of $80 million.
The total transaction consideration will be funded by a combination of cash from the combined company of approximately $416 million, $550 million in new debt, and $859 million in Lumentum common stock.
Lumentum entered into a commitment letter with Deutsche Bank, pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of $550 million, with a provision for additional senior secured term loans in an aggregate principal amount not to exceed $250 million.
The transaction is subject to the approval of Oclaro stockholders and customary regulatory approval. The transaction is not subject to any financing condition. The timing of close is subject to customary closing conditions and is expected to be in the second half of calendar 2018.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Warranty
• Derivative Liability
• Business Combinations
• Goodwill
During the first quarter of fiscal 2018, the following policies were removed from the list of critical accounting policies and estimates:
• Stock-based Compensation
• Restructuring
• Short-term Investments

• Impairment of Marketable and Non-Marketable Securities
• Business Combinations
• Goodwill and Intangible Assets
On March 11, 2018, we entered into a Merger Agreement with Oclaro, which was unanimously approved by the boards of directors of both companies. The transaction is subject to customary closing conditions and is expected to close in the second half of calendar 2018. We have added Business Combinations and Goodwill to our critical accounting policies and estimates in the third quarter of fiscal 2018.
Business Combinations
In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts our preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities whichever is earlier the adjustments will affect our earnings.
In addition, we estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which our judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of our board of directors.
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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. We estimate the fair value of a reporting unit using market approach, income approach or a combination of market and income approach. Significant estimates in the market approach include: identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit. Significant estimates in the income approach include: future cash flows, discount rates.

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
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Unaudited Condensed Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Segment net revenue:
OpComms	82.4%	84.5%	86.0%	86.1%
Lasers	17.6	15.5	14.0	13.9
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	67.3	67.2	64.2	67.1
Amortization of acquired developed technologies	0.3	0.7	0.3	0.7
Gross profit	32.5	32.1	35.6	32.2
Operating expenses:
Research and development	12.8	14.6	12.5	14.5
Selling, general and administrative	11.1	11.0	10.1	10.8
Restructuring and related charges	—	1.2	0.4	1.3
Total operating expenses	23.9	26.8	23.0	26.6
Income from operations	8.5	5.3	12.6	5.6
Unrealized loss on derivative liabilities	(6.9)	(22.1)	(0.9)	(9.6)
Interest and other income (expense), net	(0.7)	(0.5)	(0.9)	(0.2)
Income (loss) before income taxes	0.9	(17.3)	10.7	(4.2)
Provision for (benefit from) income taxes	—	4.5	(11.9)	2.0
Net income (loss)	0.9%	(21.8)%	22.7%	(6.2)%

Financial Data for the three and nine months ended March 31, 2018 and April 1, 2017
The following table summarizes selected Unaudited Condensed Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2018	April 1, 2017	Change	Percentage Change	March 31, 2018	April 1, 2017	Change	Percentage Change
Segment net revenue:
OpComms	$246.3	$216.1	$30.2	14.0%	$814.3	$671.0	$143.3	21.4%
Lasers	52.5	39.7	12.8	32.2	132.3	107.9	24.4	22.6
Net revenue	$298.8	$255.8	$43.0	16.8%	$946.6	$778.9	$167.7	21.5%

Gross profit	$97.0	$82.1	$14.9	18.1%	$336.6	$250.8	$85.8	34.2%
Gross margin	32.5%	32.1%			35.6%	32.2%

Research and development	$38.2	$37.3	$0.9	2.4%	$118.3	$112.9	$5.4	4.8%
Percentage of net revenue	12.8%	14.6%			12.5%	14.5%

Selling, general and administrative	$33.2	$28.1	$5.1	18.1%	$95.5	$84.2	$11.3	13.4%
Percentage of net revenue	11.1%	11.0%			10.1%	10.8%

Restructuring and related charges	$0.1	$3.1	$(3.0)	(96.8)%	$3.8	$10.0	$(6.2)	(62.0)%
Percentage of net revenue	—%	1.2%			0.4%	1.3%

Net Revenue
Net revenue increased by $43.0 million, or 16.8%, during the three months ended March 31, 2018 compared to the three months ended April 1, 2017. OpComms net revenue increased by $30.2 million, or 14.0%, during the three months ended March 31, 2018 compared to the three months ended April 1, 2017, driven by increased sales of Consumer and Industrial products of $75.2 million, primarily 3D sensing. This was partially offset by decreased sales of Telecom and Datacom products of $45.0 million. Lasers net revenue increased by $12.8 million, or 32.2%, during the three months ended March 31, 2018 compared to the three months ended April 1, 2017, primarily due to increased sales of solid state laser products.
Net revenue increased by $167.7 million, or 21.5%, during the nine months ended March 31, 2018 compared to the nine months ended April 1, 2017. OpComms net revenue increased by $143.3 million, or 21.4%, during the nine months ended March 31, 2018 compared to the nine months ended April 1, 2017, driven by increased sales of Consumer and Industrial products of $326.1 million, primarily 3D sensing. This was partially offset by decreased sales of Telecom and Datacom products of $182.8 million. Lasers net revenue increased by $24.4 million, or 22.6%, during the nine months ended March 31, 2018 compared to the nine months ended April 1, 2017, primarily due to increased sales of solid state laser products.

During the three and nine months ended March 31, 2018 and April 1, 2017, net revenue generated from a single end customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
APPLE	25.0%	*	33.0%	*
HUAWEI	12.0%	12.0%	11.0%	18.0%
CIENA	13.0%	27.0%	*	20.0%
CISCO	*	*	*	12.0%
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

	Three Months Ended				Nine Months Ended
	March 31, 2018		April 1, 2017		March 31, 2018		April 1, 2017
Net revenue:
Americas:
United States	$26.8	9.0%	$34.7	13.6%	$86.3	9.1%	$106.2	13.6%
Mexico	41.7	14.0	70.0	27.4	97.1	10.3	158.5	20.3
Other Americas	1.5	0.5	1.5	0.6	5.7	0.6	7.4	1.0
Total Americas	$70.0	23.5%	$106.2	41.6%	$189.1	20.0%	$272.1	34.9%

Asia-Pacific:
Hong Kong	$38.7	13.0%	$47.2	18.5%	$133.3	14.1%	$181.2	23.3%
China	47.3	15.8	8.7	3.4%	66.8	7.1%	28.3	3.6%
Japan	34.1	11.4	25.9	10.1	157.6	16.6	78.5	10.1
South Korea	28.8	9.6	2.4	0.9	126.3	13.3	3.5	0.4
Other Asia-Pacific	56.6	18.9	35.3	13.8	199.3	21.1	133.0	17.1
Total Asia-Pacific	$205.5	68.7%	$119.5	46.7%	$683.3	72.2%	$424.5	54.5%

EMEA	$23.3	7.8%	$30.1	11.8%	$74.2	7.8%	$82.3	10.6%

Total net revenue	$298.8		$255.8		$946.6		$778.9
During the three months ended March 31, 2018 and April 1, 2017, net revenue from customers outside the United States, based on customer shipping location, represented 91.0% and 86.4% of net revenue, respectively. During the nine months ended March 31, 2018 and April 1, 2017, net revenue from customers outside the United States, based on customer shipping location, represented 90.9% and 86.4% of net revenue, respectively.
Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities. However, regulatory and enforcement actions by U.S. and other governmental agencies, as well as changes in tax and trade policies and tariffs, may impact net revenue from customers outside the United States in future periods.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and nine months ended March 31, 2018 and April 1, 2017 (in millions, except for percentages):

			Gross Margin				Gross Margin
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
OpComms	$83.1	$71.5	33.7%	33.1%	$317.1	$229.2	38.9%	34.2%
Lasers	25.4	16.4	48.4%	41.3%	55.9	44.8	42.3%	41.5%
Segment total	$108.5	$87.9	36.3%	34.4%	$373.0	$274.0	39.4%	35.2%
Unallocated corporate items (1)	(11.5)	(5.8)			(36.4)	(23.2)
Total	$97.0	$82.1	32.5%	32.1%	$336.6	$250.8	35.6%	32.2%
(1) The unallocated corporate items for the years presented include the effects of amortization of acquired developed technology intangible assets, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments. The increase in unallocated corporate items during the three months ended March 31, 2018 compared to the three months ended April 1, 2017, primarily relates to set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand. The increase during the nine months ended March 31, 2018 compared to the nine months ended April 1, 2017, primarily relates to set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand, as well as inventory write-downs due to canceled programs not allocated to the segments.
Gross Margin
Gross margin during the three months ended March 31, 2018 increased by 0.4% to 32.5% from 32.1% in the same period a year ago. This increase was primarily due to increased sales in our 3D sensing and lasers products. The increase was partially offset by set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand.
Gross margin during the nine months ended March 31, 2018 increased by 3.4% to 35.6% from 32.2% in the same period a year ago. This increase was primarily due to increased sales in our 3D sensing and lasers products. The increase was partially offset by underutilized capacity costs due to the decline in Telecom and Datacom demand, higher write-downs of excess and obsolete inventory, as well as set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Segment Gross Margin
OpComms
OpComms gross margin during the three months ended March 31, 2018 increased by 0.6% to 33.7% from 33.1% in the same period a year ago. This increase was primarily due to increased sales of our 3D sensing products.
OpComms gross margin during the nine months ended March 31, 2018 increased by 4.7% to 38.9% from 34.2% in the same period a year ago. This increase was primarily due to increased sales of our 3D sensing products, offset partially by underutilization of manufacturing capacity for our Telecom and Datacom products.
Lasers
Lasers gross margin during the three months ended March 31, 2018 increased by 7.1% to 48.4% from 41.3% in the same period a year ago. This increase was primarily due to increased sales of solid state lasers products.
Lasers gross margin during the nine months ended March 31, 2018 increased by 0.8% to 42.3% from 41.5% in the same period a year ago. This increase was primarily due to increased sales of solid state lasers products, offset partially by unfavorable product mix and a write-down of excess inventory.

Research and Development
R&D expense increased by $0.9 million, or 2.4%, during the three months ended March 31, 2018 compared to the three months ended April 1, 2017. The increase in R&D expense was primarily due to an increase in stock-based compensation of $0.6 million.
R&D expense increased by $5.4 million, or 4.8%, during the nine months ended March 31, 2018 compared to the nine months ended April 1, 2017. The increase in R&D expense was primarily due to an increase in stock-based compensation of $1.7 million and an increase in payroll related expense of $2.5 million.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative
SG&A expense increased by $5.1 million, or 18.1%, during the three months ended March 31, 2018 compared to the three months ended April 1, 2017. The increase was primarily attributable to increases in stock based compensation of $1.8 million and acquisition-related costs of $2.7 million.
SG&A expense increased by $11.3 million, or 13.4%, during the nine months ended March 31, 2018 compared to the nine months ended April 1, 2017. The increase was primarily attributable to increases in stock based compensation of $4.9 million, payroll related expense, which includes an increase in variable incentive compensation of $2.8 million, and acquisition-related costs of $2.7 million.
We may experience in the future, certain non-core expenses, such as mergers and acquisition-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have reduced costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions. Refer to “Note 13. Restructuring and Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements.
During the three and nine months ended March 31, 2018, we recorded $0.1 million and $3.8 million, respectively, in restructuring and related charges in the condensed consolidated statements of operations, primarily attributable to costs to vacate facilities, temporary labor and employee related benefits, as well as costs for materials used in set up and production activities. We incurred no additional costs related to severance for the same periods.
During the three and nine months ended April 1, 2017, we recorded $3.1 million and $10.0 million, respectively, in restructuring and related charges in the condensed consolidated statements of operations. Of the $3.1 million and $10.0 million charges recorded during the three and nine months ended April 1, 2017, $0.4 million and $2.2 million, respectively, was related to severance, retention, lease termination costs, and employee benefits; and $2.7 million and $7.8 million, respectively, was related to other restructuring related charges which include relocation costs, temporary labor and employee related benefits, as well as costs for materials used in set up and production activities.
Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Interest expense	$(4.6)	$(1.1)	$(13.6)	$(1.1)
Foreign exchange gains (losses), net	(0.1)	(0.2)	(0.8)	0.3
Interest income	2.5	—	5.7	—
Other income (expense), net	0.1	(0.1)	—	(0.6)
Interest and other income (expense), net	$(2.1)	$(1.4)	$(8.7)	$(1.4)

For the three and nine months ended March 31, 2018, interest and other income (expense) increased compared to the three and nine months ended April 1, 2017, driven by amortization of the debt discount on the 2024 Notes, partially offset by interest income on the short-term investments and cash equivalents. See “Note 10. Convertible Senior Notes” in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the 2024 Notes.
Unrealized Gain (Loss) on Derivative Liabilities
Unrealized loss on Series A Preferred Stock derivative liability amounted to $(20.7) million and $(8.6) million, respectively, for the three and nine months ended March 31, 2018 and $(17.9) million and $(35.8) million, respectively, for the three and nine months ended April 1, 2017. The change is primarily related to the change in the price of our underlying common stock and is reflected in the condensed consolidated statements of operations as “Unrealized gain (loss) on derivative liabilities”. For further discussion of our derivative liability, see “Note 11. Derivative Liability” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Unrealized loss on the derivate liability from the 2024 Notes is also included in the “Unrealized gain (loss) on derivative liabilities” for the three and nine months ended April 1, 2017. On June 29, 2017, we met the requirements to account for the conversion option of the 2024 Notes as equity and the conversion option is no longer marked to market. Refer to “Note 10. Convertible Senior Notes” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Provision for (Benefit from) Income Taxes (in millions)

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Provision for (benefit from) income taxes	$—	$11.6	$(112.9)	$15.4
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
We recorded an immaterial tax benefit and a tax benefit of $112.9 million for the three and nine months ended March 31, 2018, respectively. Our tax benefit for the three months ended March 31, 2018 was less than $0.1 million primarily due to a benefit from foreign rate differential, excess windfall benefit from our stock-based compensation tax deduction, offset by the discrete impact of the non-deductible unrealized loss from the embedded derivatives for the Series A Preferred Stock. Our tax benefit for the nine months ended March 31, 2018 was primarily due to the release of our U.S. federal and certain state valuation allowances. The benefit of this valuation allowance release was partially offset by a non-cash deferred expense associated with the change in the U.S. statutory rate as a result of the Tax Act (discussed further below) which was enacted during our second quarter of fiscal 2018.
We recorded a tax provision of $11.6 million and $15.4 million for the three and nine months ended April 1, 2017, respectively. Our tax provision for the three and nine months ended April 1, 2017 was primarily due to the discrete impact of the non-deductible unrealized loss from the embedded derivatives for the Series A Preferred Stock and the 2024 Notes, non-deductible stock-based compensation and partially offset by foreign rate differential, R&D tax credits and the utilization of U.S. deferred tax assets that were subject to a full valuation allowance.
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
As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2017, we determined that there is sufficient positive evidence to conclude that it is more-likely-than-not that the deferred tax assets are realizable. We, therefore, released the valuation allowance for the

U.S. federal and certain states and recognized a tax benefit of $207 million as a discrete item for the fiscal second quarter of 2018. Due to the weight of negative evidence, we continue to maintain a full valuation allowance on the California deferred tax assets.
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
The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including BEAT and GILTI), which we are currently reviewing, and it is possible that any impact of BEAT and GILTI could significantly reduce the benefit of the reduction in the U.S. federal statutory rate. Due to the uncertain practical and technical application of many of these provisions, it is currently not possible to reliably estimate whether BEAT and GILTI will apply and, if so, how it would impact us. We will continue to analyze the Tax Act to assess the full effects on our financial results for the June 30, 2018 fiscal year-end.
As of March 31, 2018, we had $10.2 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months that could materially impact the balance of our gross unrecognized tax benefits. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
We operate under a tax holiday in Thailand, which could be effective through fiscal year 2026, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The tax holiday had insignificant impact on our foreign taxes and on net income per share (diluted) for fiscal year ended July 1, 2017 and for the nine months ended March 31, 2018.
For further discussion of our income tax provision, see “Note 14. Income Taxes” in the Notes to Unaudited Condensed Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$2.7	$—	$0.6	$0.8	$1.3
Purchase obligations (1)	187.1	186.7	0.4	—	—
Operating lease obligations (1)	36.8	11.9	16.0	6.8	2.1
Capital lease obligation (1)	12.6	11.7	0.9	—	—
Pension plan contributions (2)	0.6	0.6	—	—
0.25% Convertible Senior Notes due 2024	450.0	—	—	—	450.0
Interest on 2024 Notes (3)	6.1	1.1	2.2	2.2	0.6
Acquisition contingencies (4)	3.0	—	3.0	—	—
Total	$698.9	$212.0	$23.1	$9.8	$454.0
(1) Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Represents planned contributions to our pension plan. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond 1 year in the table above.
(3) Includes interest on our 0.25% Convertible Senior Notes due 2024 through September 2023 as we have the right to redeem the 2024 Notes in whole or in part at any time on or after March 15, 2024. Refer to “Note 10. Convertible Senior Notes” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(4) Refer to “Note 8. Fair Value Measurements” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
As of March 31, 2018, our other non-current liabilities primarily relate to asset retirement obligations and pension which are presented in various lines in the preceding table.
As of March 31, 2018, our other non-current liabilities on the condensed consolidated balance sheet include $10.2 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
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
Financial Condition

Liquidity and Capital Resources
As of March 31, 2018 and July 1, 2017, our cash and cash equivalents of $176.8 million and $272.9 million, respectively, were held predominantly in the United States. The total amount of cash outside the United States as of March 31, 2018 was $32.4 million, which was primarily held in Cayman Islands, Thailand, Japan, Canada, and China. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, such as our new Thailand facility, strategic transactions and partnerships, and acquisitions. Our intent is to indefinitely reinvest funds held outside the United States and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is insignificant from a tax perspective, we may determine that cash repatriations are necessary. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of March 31, 2018, our consolidated balance of cash and cash equivalents decreased by $96.1 million, to $176.8 million from $272.9 million as of July 1, 2017. The decrease in cash and cash equivalents was mainly due to purchases of short-term investments, net of sales of $235.8 million and capital expenditures of $72.9 million, offset by cash provided by operating activities of $209.9 million during the nine months ended March 31, 2018.
Operating Cash Flow
Cash provided by operating activities was $209.9 million during the nine months ended March 31, 2018, primarily resulting from $214.6 million of net income, offset by $11.4 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of discount on the 2024 Notes, net of the release of the valuation allowance), and $6.7 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accrued expenses and other current and non-current liabilities of $12.9 million offset by a decrease in accounts payable of $15.9 million.
Cash provided by operating activities was $71.9 million during the nine months ended April 1, 2017, primarily resulting from $47.6 million of net loss and $139.5 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles, unrealized loss on derivative liabilities, offset by changes in excess tax benefit associated with stock-based compensation, and changes in operating assets and liabilities of $20.0 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $14.9 million due to the timing of collections, an increase in inventories of $14.0 million, an increase in accounts payable of $18.2 million related to such non-cash items as $15.2 million unpaid property, plant and equipment and $0.9 million issuance costs in accounts payable, offset by an increase in accrued expenses and other current and non-current liabilities of $15.1 million and an increase in income taxes, net of $15.4 million.
Investing Cash Flow
Cash used in investing activities of $308.7 million during the nine months ended March 31, 2018 was primarily attributable to capital expenditures of $72.9 million and purchases of short-term investments, net of sales of $235.8 million.
Cash used in investing activities of $105.1 million during the nine months ended April 1, 2017 was primarily attributable to capital expenditures of $100.0 million.
Financing Cash Flow
During the nine months ended March 31, 2018 and April 1, 2017, cash provided by financing activities of $1.9 million and $454.7 million, respectively, resulted primarily from the issuance of common stock under the employee stock plan of $4.4 million and the issuance of the 2024 Notes of $443.2 million.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of March 31, 2018, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.

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
In March 2018, we entered into the Merger Agreement with Oclaro. According to the Merger Agreement, we will acquire all outstanding shares of Oclaro common stock in exchange for consideration of $5.60 in cash and 0.0636 shares of our common stock for each share of Oclaro common stock. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement and and will be funded by a combination of cash from the combined company of approximately $416 million, $550 million in new debt, and $859 million in Lumentum common stock. We have entered into a commitment letter with Deutsche Bank, pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of $550 million, with a provision for additional senior secured term loans in an aggregate principal amount not to exceed $250 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three months ended March 31, 2018 and April 1, 2017, we recorded unrealized gain (loss) of $(0.1) million and $(0.2) million, respectively, and for the nine months ended March 31, 2018 and April 1, 2017, we recorded unrealized gain (loss) of $(0.8) million and $0.3 million, respectively, in the interest and other income (expense), net in the condensed consolidated statements of operations included in this Form 10-Q.
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
The conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. On a quarterly basis, the derivative liability is marked to market based on the fair values of the conversion feature, with the resulting income or loss recorded as unrealized gain (loss) on a derivative liability on our condensed consolidated statements of operations. The determination of fair values includes various inputs, including volatility and interest rate assumptions (see “Note 11. Derivative Liability”). However, the change in the fair value of our common stock has the largest impact to the fair value of the derivative. Based on a hypothetical $10.00 per share increase or decrease in the fair value of our common stock, our net income would be reduced or increased by approximately ($14.2) million or $14.2 million, respectively, for the Series A Preferred Stock derivative.
Interest Rate Fluctuation Risk
As of March 31, 2018, we had cash, cash equivalents, and marketable securities of $692.8 million. Cash equivalents and marketable securities are primarily comprised of highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of March 31, 2018, the weighted-average duration of our investment portfolio was less than one year. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 31, 2018, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $3.6 million, and a hypothetical increase or decrease of 0.5% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.8 million.

Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this Quarterly Report, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.

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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI, Acacia Communications, Applied Optoelectronics, Coherent, Finisar, Foxconn Interconnect Technology, Fujitsu Optical Components, Furukawa Electric, InnoLight Technology, IPG Photonics, Neophotonics, and Sumitomo Electric Industries. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match and which may intensify competition in the various markets. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, we recently experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our Thailand manufacturing facility. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In addition, some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet customer demand and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
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
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers or our own business strategies, we may be required to, or voluntarily may, transfer the manufacturing of certain products to other manufacturing sites, including our new Thailand manufacturing facility. For example, we are in the process of transitioning the manufacturing of our products with one of our contract manufacturers in China to our Thailand manufacturing facility. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable to meet our demand. If such transfers are unsuccessful, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
Changes in manufacturing processes are often required due to changes in product specifications, changing customer needs and the introduction of new products. These changes may reduce manufacturing yields at our contract manufacturers and at our own manufacturing facilities, resulting in reduced margins on those products.
In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. Uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries has recently increased. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increases product and product-related costs.
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
We incorporated changes to our international corporate structure in the current quarter in order to further reduce our effective tax rate. We have not operationalized the new international structure to the full extent possible at this time due to various factors including the pending acquisition of Oclaro, Inc. (“Oclaro”), which could significantly impact our existing tax strategy. If we are unable to fully adopt a new international structure or if it is successfully challenged by the U.S. or foreign tax authorities, we may be unable to realize the anticipated tax savings which could materially and adversely affect our operating results.
We have initiated a new international corporate structure more closely aligned with our international operations during the current quarter. The new corporate structure is intended to reduce our overall effective tax rate through changes among our wholly-owned subsidiaries in how we use our intellectual property, and how we structure our international procurement and sales operations. The new structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. The intercompany arrangements are intended to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We have not operationalized the new structure to the full extent possible at this time due to various factors including the pending acquisition of Oclaro, which could significantly impact our existing tax strategy. We are currently in the process of evaluating the Oclaro transaction’s impact to our tax structure and, depending on the outcome, we may make modifications to the new structure in order to achieve better tax and operational efficiency.
We have agreed to reimburse Viavi for certain tax liabilities and related costs that may be incurred by Viavi, under certain circumstances, as a result of implementing the new corporate structure or a modified structure in the future. In addition, the implementation of such a structure has required us to incur expenses, and may require that we incur additional expenses, for which we may not realize the anticipated benefit or it may take us several years to fully realize the anticipated benefit.
If the new structure is not accepted by the applicable taxing authorities, if changes in domestic and international tax laws negatively impact the structure, if the acquisition of Oclaro prevents us from implementing a tax efficient structure, or if we do not operate our business consistent with the new structure and applicable tax provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the new structure, and our business, financial condition and operating results may be materially and adversely affected.
Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
The Tax Act contains many significant changes to the U.S. tax laws that will affect our fiscal years ending June 30, 2018 and thereafter, including, but not limited to (1) a reduction in the U.S. federal corporate tax rate (resulting in a blended corporate rate of 28% for our fiscal year ending June 30, 2018, and a rate of 21% for our fiscal years thereafter); (2) a Transition Tax on certain deferred income of foreign subsidiaries that, if the taxpayer so elects, is payable over eight years; (3) bonus depreciation that allows full expensing of qualified property; (4) elimination of the corporate alternative minimum tax; (5) addition of the BEAT, a new minimum tax on taxable income adjusted for certain base erosion payments; (6) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (7) a new provision to currently tax GILTI; (8) a new limitation on deductible interest expense; (9) the repeal of the domestic production activity deduction; (10) limitations on the deductibility of certain executive compensation; (11) limitations on the use of FTCs to reduce U.S. income tax liability; and (12) limitations on net operating losses generated in the taxable years beginning after December 31, 2017, to 80 percent of taxable income.

The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Act (including the BEAT and GILTI), which we are currently reviewing, and it is possible that any impact of BEAT, GILTI, or other provisions of the Tax Act could significantly reduce, or outweigh, the benefit of the reduction in the U.S. federal statutory rate. Due to the uncertain practical and technical application of many of these provisions, it is currently not possible to reliably estimate what provisions of the Tax Act will apply to us and, if so, how they would impact us. The foregoing items could increase our future U.S. tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.
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
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•	changes in general IT spending;

•	the imposition of government controls, inclusive of critical infrastructure protection;

•
changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries;

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
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand.

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
We have made acquisitions of other businesses or technologies in the past and we will continue to review and may pursue acquisition and other strategic opportunities, including our announcement in March 2018 that we have signed an agreement to acquire Oclaro. Such strategic transactions involve numerous risks, including the following:

•	diversion of management’s attention from normal daily operations of the business;

•	unforeseen expenses, delays or conditions imposed upon the acquisition or transaction, including due to required regulatory approvals or consents;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	the ability to retain and obtain required regulatory approvals, licenses and permits;

•	difficulties and costs in integrating the operations, technologies, products, IT and other systems, facilities and personnel of the purchased businesses;

•	loss of customers, suppliers or partners;

•	potential difficulties in completing projects associated with in-process R&D;

•	an acquisition or strategic transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•	we may face unanticipated liabilities or our exposure for known contingencies and liabilities may exceed our estimates;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies or difficulty maintaining our company culture;

•	difficulty forecasting revenues and margins;

•	dilution of our current stockholders as a result of any issuance of equity securities as acquisition consideration;

•	expenditure of cash that would otherwise be available to operate our business;

•	incurrence of indebtedness on terms that are unfavorable to us, limit our operational flexibility or that we are unable to repay;

•	incurrence or assumption of contingent liabilities, known or unknown, including potential lawsuits, infringement actions or similar liabilities; and

•	incurrence of impairment charges related to goodwill or other intangibles.
If we are unable to successfully manage any of these risks in relation to any future acquisitions, including our acquisition of Oclaro, our business, financial condition and results of operations could be adversely impacted.

We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.
We have in the past acquired several companies, and have announced that we signed a definitive agreement to acquire Oclaro. We may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
To the extent we are successful in making acquisitions, we may be unsuccessful in integrating acquired companies or product lines with existing operations, or the integration may be more difficult or more costly than anticipated. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:

•	unexpected losses of key employees of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing complexity from combining operations;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how; and

•	diversion of management’s attention from other business concerns.
In connection with acquisitions, we may:

•	use a signification portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur significant debt;

•	incur or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions or similar liabilities;

•	incur impairment charges related to goodwill or other intangibles; and

•	face antitrust or other regulatory inquiries or actions.
In addition, the market price of our common stock could be adversely affected if the effect of any acquisitions on our consolidated financial results is dilutive or is below the market's or financial analysts' expectations, or if there are unanticipated changes in the business or financial performance of the target company or the combined company. Any failure to successfully integrate acquired businesses may disrupt our business and adversely impact our business, financial condition and results of operations.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including to support product development and introduce new products, address new markets, engage in strategic transactions and partnerships, improve or expand our operating infrastructure or acquire complementary businesses and technologies. In March 2018, we entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG New York, New York Branch (the “Commitment Party”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Party has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $550 million. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of Convertible Senior Notes due in 2024 (the “2024 Notes”) and we may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
In April 2018, Zhongxing Telecommunications Equipment Corporation (“ZTE Corporation”) and ZTE Kangxun Telecommunications Ltd. (“ZTE Kangxun”) (collectively “ZTE”) were added to the U.S. Department of Commerce's Bureau of Industry and Security's (BIS's) List of Denied Persons. As a result, ZTE cannot receive or participate in any way in a transaction involving virtually any commercial items exported from the U.S. until March 2025. BIS imposed this seven-year denial of export privileges against ZTE due to the fact that ZTE breached BIS's March 23, 2017, order and related settlement agreement regarding ZTE's violations of the Export Administration Regulations, the export control laws administered and enforced by BIS. Although we do not derive significant revenue from ZTE, there is increased attention from the government, the media and stockholders in this area and our stock price may be adversely affected as a result of this or further action. Further, we are aware that certain of our other customers have been investigated by the U.S. government in the past and may be in the future. Any further sanctions or limitation on our ability to sell our products to certain customers, could have an adverse effect on our business.
In addition, our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could negatively impact our business. Governmental actions such as these could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects.
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
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $73.20, through March 31, 2018. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	the financial performance of other companies in our industry;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we operate;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions, including our recently announced merger with Oclaro;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation or disputes in which we may become involved;

•	overall market fluctuations; sales of our shares by our officers, directors, or significant stockholders;

•	the timing and amount of dividends and share repurchases, if any; and

•	general economic and market conditions and other external factors.
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
Our proposed acquisition of Oclaro may not be completed, which could negatively affect our share price and our future business and financial results.
In March 2018, we announced that we signed a merger agreement to acquire Oclaro. Our and Oclaro’s obligations to consummate the merger with Oclaro (the “Merger”) are subject to the satisfaction or waiver of certain conditions. These conditions include, among other customary conditions, adoption by Oclaro stockholders of the Merger Agreement, no action being taken by any governmental entity having jurisdiction enjoining or otherwise prohibiting consummation of the Merger or instituting proceedings seeking the same, no law having been passed by any governmental entity making the consummation of the Merger illegal, receipt of certain specified regulatory approvals in the United States and the People’s Republic of China, approval by NASDAQ for listing of the shares of our common stock to be issued in the Merger, accuracy of representations and warranties of the parties to the applicable standard provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a Material Adverse Effect (as defined below in the Merger Agreement) on us or Oclaro, compliance by the parties with their covenants in the Merger Agreement in all material respects and the effectiveness of the registration statement of which this proxy statement/prospectus forms a part.
Additionally, a portion of the cash consideration to be paid in connection with the Merger is being funded with the proceeds of debt financing commitments obtained by us. Although obtaining the proceeds of any debt financing, including the financing under the Commitment Letter, is not a condition to the consummation of the Merger, any failure by us to obtain any portion of the debt financing contemplated by the Commitment Letter (or any alternative financing) may result in the failure of the Merger to be consummated.
In addition, if the Merger is not completed on or before 5:00 p.m. Pacific Time on December 11, 2018 (subject to a potential extension to March 11, 2019), either we or Oclaro may choose to terminate the Merger Agreement. We or Oclaro may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, before or after Merger has been approved by Oclaro’s stockholders, as applicable.
If the Merger is terminated or otherwise not completed, we would not realize any of the expected benefits of the Merger and may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

•	we could be required to pay a termination fee of $8.0 million or up to $80.0 million under specified circumstances relating to failure to obtain regulatory approvals;

•	we will have incurred and may continue to incur costs relating to the Merger, many of which are payable by us whether or not the Merger is completed;

•
matters related to the Merger (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;

•
we may be subject to legal proceedings related to the Merger or the failure to complete the Merger, which could be time consuming and expensive, could divert our management’s attention away from our regular business and, if any lawsuit is adversely resolved against us, could have a material adverse effect on our financial condition;

•	the failure to complete the Merger may result in negative publicity and a negative perception of us in the investment community, which could negative impact on our stock price; and

•
any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, partners or employees, may continue to intensify in the event the Merger is not consummated.

The Merger is subject to the expiration of applicable waiting periods under, and the receipt of approvals, consents or clearances from, domestic and foreign antitrust regulatory authorities in the United States and the People’s Republic of China that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and under the antitrust laws of the People’s Republic of China. Under the HSR Act, we and Oclaro are required to make pre-merger notification filings and to await the expiration or early termination of the statutory waiting period prior to completing the Merger. We and Oclaro submitted pre-merger notification filings under the HSR Act on March 23, 2018 and received early termination of the waiting period on April 4, 2018. Other regulatory approvals required in connection with the Merger may not be obtained or may contain materially burdensome conditions. If any such conditions or changes to the structure of the Merger are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the Merger or reducing our anticipated benefits. If we agree to any material conditions in order to obtain any approvals required to complete the Merger, the terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business, any of which may adversely affect our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Merger.
The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business, any of which may adversely affect our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Merger.
We face risks if the Merger is completed, including those related to the integration of Oclaro’s business, our cash resources and financial results, undisclosed liabilities, and employee and customer retention.
If the Merger is completed, we will be required to devote significant management attention and resources to integrating the business practices and operations of Oclaro with our business. Due to legal restrictions, we and Oclaro have only been able to conduct limited planning regarding the integration of Oclaro into our business after completion of the Merger and we has not yet determined the exact nature of how the businesses and operations of Oclaro will be run following the Merger. Potential difficulties Lumentum may encounter as part of the integration process include those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, controls, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.
In connection with the Merger, we have agreed to pay an aggregate cash purchase price of approximately $416 million from the combined company’s balance sheet. We have further entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG New York, New York Branch (the “Commitment Party”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Party has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $550 million with a provision for additional senior secured term loans in an aggregate principal amount not to exceed $250 million. The use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the Merger will reduce our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our due diligence review of Oclaro in connection with the Merger may not have discovered undisclosed liabilities of Oclaro. If Oclaro has undisclosed liabilities, Lumentum as a successor owner may be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business and results of operations of Lumentum and may adversely affect the value of Lumentum common stock after the consummation of the Merger.
The Merger may also result in significant charges or other liabilities that could adversely affect our results of operations, such as cash expenses and non-cash accounting charges incurred in connection with our acquisition and/or integration of the business and operations of Oclaro. In addition, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the Merger could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.
Uncertainties about the Merger may cause our or Oclaro’s current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel. Similarly, our or Oclaro’s existing or prospective customers, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us or Oclaro; delay or defer other decisions concerning us or Oclaro; or otherwise seek to change the terms on which they do business with us or Oclaro. Any of the above could harm us and/or Oclaro, and thus decrease the benefits we expect to receive from the Merger.
Furthermore, we face indirect reputational and business risks with respect to events that affect Oclaro’s business during the pendency of the transaction and following the closing. For example, Oclaro has publicly disclosed that ZTE has been among its customers. In April 2018, ZTE was added to the BIS’s List of Denied Persons. As a result, ZTE cannot receive or participate in any way in a transaction involving virtually any commercial items exported from the U.S. until March 2025. BIS imposed this seven-year denial of export privileges against ZTE due to the fact that ZTE breached BIS's March 2017 order and related settlement agreement regarding ZTE's violations of the Export Administration Regulations, the export control laws administered and enforced by BIS. Any of Oclaro’s customers that are or become subject to U.S. regulatory scrutiny or export restrictions could negatively impact our business, including by subjecting us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects. Any of these factors could adversely affect our ability following the Merger to maintain relationships with customers, suppliers, employees and other constituencies or its ability to achieve the anticipated benefits of the Merger, including anticipated synergies, or could reduce the earnings or otherwise adversely affect our business and financial results after the Merger.
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
The terms of the definitive documents governing the Term Loan Facilities will restrict our operations, particularly our ability to respond to changes or to take certain actions.
The definitive documents governing the term loan facilities provided for in the Commitment Letter (the “Term Loan Facilities”) will contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit its ability to engage in acts that may be in our long-term best interest, including restrictions on the ability to: incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make investments, enter into transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions to be set forth in the definitive documentation for the Term Loan Facilities.
The definitive documentation governing the Term Loan Facilities will also contain customary events of default that include, among other things, certain payment defaults, covenant defaults, cross-defaults to other indebtedness, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. Such events of defaults may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. Furthermore, if we are unable to repay the amounts due and payable under its credit agreements, those lenders could proceed against the collateral granted to them to secure that indebtedness which could force us into bankruptcy or liquidation. In the event our lenders accelerated the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreements would likely have a material adverse effect on us. As a result of these restrictions, we may be: limited in how it conducts business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.

Item 6. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of March 11, 2018, by and among Lumentum Holdings Inc., Oclaro, Inc., Prota Merger Sub, Inc. and Prota Merger, LLC.	8-K	2.1	3/12/2018
10.1	Commitment Letter, dated as of March 11, 2018, by and among Lumentum Holdings Inc., Deutsche Bank Securities Inc. and Deutsche Bank AG New York	8-K	10.1	3/12/2018
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMENTUM HOLDINGS INC.

Date:	May 2, 2018	By: /s/ Aaron Tachibana
By: Aaron Tachibana
Chief Financial Officer
(Principal Financial and Accounting Officer)