Form 10-K
period 2018-06-30
Lumentum Holdings Inc.
filed 2018-08-28
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,678 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on December 29, 2017 of $48.90 per share. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 23, 2018, the Registrant had 63.3 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended June 30, 2018.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets, products and strategy, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, the successful integration of Oclaro’s business (including personnel) after closing, and expected synergies and non-GAAP earnings accretion from the acquisition of Oclaro, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I
ITEM 1.    BUSINESS
General
Overview
Lumentum Holdings Inc. (“we”, “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications and Commercial Lasers for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that our network equipment manufacturer (“NEM”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, and gaming who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.
We operate in two reportable segments: Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”).
We have a global marketing and sales footprint that enables us to address global market opportunities for our products. We have manufacturing capabilities and facilities in North America, Asia-Pacific, and Europe, with employees engaged in R&D, administration, manufacturing, support and sales and marketing activities. Our headquarters are located in Milpitas, California, and we employed approximately 2,930 full-time employees around the world as of June 30, 2018.
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015, and is comprised of the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of JDSU. In August 2015, we became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business on July 27, 2015, received one share of Lumentum common stock for every five shares of JDSU common stock held on such date. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of distribution, retained ownership of 19.9% of Lumentum’s outstanding shares. Since the Separation, Viavi has sold a significant portion of its shares and is no longer a significant shareholder of Lumentum.
Our business traces its origins to Uniphase Corporation, which was formed in 1979, and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later, a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU broadened the depth and breadth of the OpComms and Lasers businesses, as well as the intellectual property, technology and product offerings, of what is now Lumentum. Notable amongst these acquisitions in the OpComms business were Agility Communications, Inc. in 2005 and Picolight, Inc. in 2007 which respectively brought widely tunable, long wavelength laser technology for metro and long haul networking applications and short wavelength vertical-cavity surface-emitting lasers (“VCSELs”) for enterprise, datacenter networking, and 3D sensing applications. The fundamental laser component technologies which we acquired through these acquisitions, form the basis of virtually all optical networks today and we believe will continue to do so for the foreseeable future. These technologies will enable us to develop highly integrated products to satisfy our communications customers’ ever increasing needs for smaller, lower power and lower cost optical products. Notable acquisitions in the Lasers business were Lightwave Electronics Corporation in 2005 and Time-Bandwidth Products Inc. (“Time-Bandwidth”) in 2014. Both of these Lasers acquisitions brought high power pulsed solid-state laser products and technology to our business, which address the micro laser machining market and expanded our addressable market.
Industry Trends and Business Risks
Our business is driven by end-market applications which benefit from the performance advantages that optical solutions enable.

The OpComms markets we serve are experiencing continually increasing needs for higher data transmission speeds, fiber optic network capacity and network agility. This is driven by rapid growth in both the number of higher bandwidth broadband connections, notably those associated with mobile devices, such as high-definition video, online gaming, cloud computing and the number and scale of datacenters that require fiber optic links to enable the higher speeds and increased scale necessary to deliver high bandwidth video and other services. Our technology, which was originally developed for communications applications is also finding use in other emerging market opportunities including 3D sensing applications that employ our laser technology in mobile devices, computers, augmented and virtual reality and other consumer electronics devices. Additionally, our products are used in emerging automotive, industrial, security, safety and surveillance applications.
In the Lasers markets, customer demand is driven by the need to enable faster, higher precision volume manufacturing techniques with lower power consumption, reduced manufacturing footprint and increased productivity. These capabilities are critical as industries develop products that are smaller and lighter, increasing productivity and yield and lowering their energy consumption.
Our optical and laser solutions, developed in close collaboration with OEM partners, are well positioned to meet demand resulting from these trends. We do, however, expect to continue to encounter a number of industry and market risks and uncertainties. These risks and uncertainties may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and could create quarter over quarter variability in our financial measures. For example, the demand environment in China has fluctuated significantly in recent years, and has created volatility and uncertainty in our future demand. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability and general financial performance may also be affected by: (i) pricing pressures, particularly within our OpComms markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-Pacific-based competitors, and a general commoditization trend for certain products; (ii) high product mix variability which affects revenue and gross margin; (iii) fluctuations in customer buying patterns, which cause volatility in demand, revenue and profitability; and (iv) the current trend of communication industry consolidation, which is expected to continue, that directly affects our customer bases and adds additional risk and uncertainty to our financial and business projections.
Reportable Segments
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments: OpComms and Lasers. The two operating segments were primarily determined based on how the Chief Operating Decision Maker (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments. We do not track all of our property, plant, and equipment by operating segments. For the geographic identification of these assets, refer to “Note 19. Operating Segments and Geographic Information”.
The table below discloses the percentage of our total net revenue attributable to our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to product offerings within the OpComms segment:

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Optical Communications:	84.9%	85.6%	84.3%
Telecom	38.1%	61.0%	61.5%
Datacom	12.1%	20.1%	18.1%
Consumer and Industrial	34.7%	4.5%	4.7%
Lasers	15.1%	14.4%	15.7%
For further information regarding our operating segments, please refer to “Note 19. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements.
OpComms
Markets
Our OpComms products address the following markets: telecommunications (“Telecom”), data communications (“Datacom”) and consumer and industrial (“Consumer and Industrial”).

Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea). Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggable transceivers. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks. Additionally, we are engaging customers in the sale of laser chips for use in the manufacture of high-speed transceivers.
In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include VCSELs and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and CW Fiber Lasers.
Customers
Our OpComms customers include Accelink, Alphabet (formerly Google), Apple, Arista, Arris, Ciena, Cisco Systems, Coriant, ECI, Facebook, FiberHome, Fujitsu, HiSilicon, Huawei Marine, Huawei Technologies, Infinera, Microsoft, NEC, Nokia Networks (including Alcatel-Lucent International), O-Net, Oplink, Padtec, TE Subcom, and Yahoo. During fiscal 2018, 2017, and 2016, net revenue generated from a single customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
APPLE	30.0%	*	*
HUAWEI	11.0%	16.7%	17.1%
CIENA	11.0%	18.5%	17.1%
CISCO	*	12.4%	13.0%
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
In addition, the high-end routers, switches and cross-connect equipment that must handle legacy and internet-protocol traffic are becoming increasingly complex in order to meet higher bandwidth, scalability, speed and reliability needs. Products must provide higher levels of functionality and performance in compact designs that must also meet requirements for quality, reliability, and cost.

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
Our optical products are well positioned to meet these demands. Our innovation has resulted in products that have more functionality, are less than half the size, require less power and are more cost-effective than our historical products, particularly in the area of photonic integrated circuits. Higher levels of integration have also led to development of our Super Transport Blade, which delivers all transport functions (wavelength switching, pre-amplification, post-amplification, optical supervisory channel and monitoring) in a single, integrated platform, essentially replacing three blades with one.
Strategy
In our OpComms segment, we are focused on technology leadership through collaborative innovation with our customers, cost leadership and functional integration. We endeavor to align the latest technologies with industry leading, scalable manufacturing and operations to drive the next phase of optical communications technologies and products for Telecom and Datacom applications that are faster, more agile and more reliable, making us a valuable business and technology partner for NEMs, consumer electronic companies, cloud service providers and data center operators.
Competition
We compete against various public and private companies in the markets we serve. Publicly traded companies providing optical communications components include II-VI, Acacia Communications, Accelink, ams AG, Applied Optoelectronic, Finisar, Foxconn Interconnect Technology, Furukawa Electric, Neophotonics, Oclaro, and Sumitomo Electric Industries. Private companies and subsidiaries of public companies providing optical communications components include Fujitsu Optical Components - a subsidiary of Fujitsu, Innolight Technology, Nistica - a subsidiary of Fujikura, and O-Net.
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
Our transport products, such as ROADMs, amplifiers and optical channel monitors provide switching, routing and conditioning of signals. We also make components for transport, including 980nm, multi-mode and Raman pumps for optical amplifiers, and passive components. Passive components include switches, attenuators, photodetectors, gain flattening filters, isolators, wavelength-division multiplexing (“WDM”) filters, arrayed waveguide gratings (“AWGs”), multiplex/de-multiplexers and integrated passive modules.
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
For the high 100G data rate, we offer several technologies to balance technical and commercial requirements. For high volume, short distance applications we developed our VCSELs. VCSELs are ideal for short reaches because they are low power consumption, low cost and highly scalable. For high-performance, longer distance applications we have our distributed feedback laser (“DFB”)

and electro-absorption modulated laser (“EML”). Our individual lasers and compact laser arrays offer an innovative solution for the LANs, SANs, broadband Internet and metro-area network as well as hyperscale datacenter applications.
Our 3D sensing technology enables real time depth information to any photo or video image. This represents a fundamental transition for image capture akin to the transition from monochrome to color and gives devices the ability to see the world around them in three dimensions. The immediate applications include full body imaging for gaming, 3D scanning for space mapping and facial recognition for security. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. 3D sensing can be applied to any device with a camera. The technologies to achieve accurate and stable 3D sensing are converging to laser based solutions. We are a leading supplier of the critical laser illumination sources for 3D sensing systems being used in applications for gaming, computing, mobile devices, and home entertainment.
Lasers
Markets
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. Diode-pumped solid-state lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
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
Customers
Our Lasers customers include Amada, ASML Holding, Beckman Coulter, Becton, Dickinson and Company, DISCO, Electro Scientific Industries, EO Technics, Han’s Laser Technology, and KLA-Tencor. During fiscal 2018, 2017, and 2016, we did not have any single customer attributable to our Lasers segment that generated net revenue of 10% or more of our total net revenue for the applicable fiscal year.
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
Competition
We compete against various public and private companies in the commercial laser markets we serve. Publicly traded companies providing commercial laser products include Coherent and IPG Photonics.
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
On March 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oclaro, Inc. (“Oclaro”), Prota Merger Sub, Inc., and Prota Merger, LLC, pursuant to which we will acquire Oclaro and Oclaro will become a wholly-owned subsidiary of Lumentum. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 of a share of Lumentum common stock, subject to the conditions and restrictions set forth in the Merger Agreement. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement. Oclaro stockholders will own approximately 16% of the combined company following the closing. Oclaro’s stockholders approved the Merger Agreement on July 10, 2018 and we have received approval for the transaction under the Hart-Scott Rodino Act in the United States. We are in the process of obtaining antitrust approval in China. The Merger Agreement contains certain termination rights for both Lumentum and Oclaro. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, Lumentum may be required to pay Oclaro a termination fee of $80 million.
As of August 23, 2018, the total transaction consideration was expected to be approximately $1.7 billion, which would be funded by a combination of $700 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company.
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities. We acquired all of the outstanding shares of the company for a total purchase consideration of $8.7 million. In connection with the acquisition, we paid upfront cash consideration of $5.1 million, incurred liabilities of $2.7 million contingent upon the achievement of certain production targets being achieved within 36 months following the acquisition date, and retained $0.9 million of the purchase price as security for the seller’s indemnification obligations, which was fully paid to the seller subsequent to the year ended June 30, 2018.

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
Research and Development
During fiscal 2018, 2017 and 2016, we incurred R&D expenses of $156.8 million, $148.3 million and $141.1 million, respectively. The number of employees engaged in R&D was approximately 587 as of June 30, 2018, 598 as of July 1, 2017 and 570 as of July 2, 2016.
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
On March 30, 2018, we entered into a Transition Services Agreement (“TSA”) with one of our contract manufacturers to wind down the production of our products at their facility in China and to facilitate an orderly transition of manufacturing to our manufacturing facility in Thailand, including the purchase of the manufacturing equipment. Under the terms of the TSA, we are required to pay $5.3 million in cash upon completion of certain milestones related to the purchase of equipment. We are also required to share cost of retention and severance, and to reimburse for certain other direct and indirect costs incurred by our contract manufacturer for transition services provided. As of June 30, 2018, we have not acquired any assets under this TSA. Please refer to “Note 6. Asset Acquisition” in the Notes to Consolidated Financial Statements.
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

Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 30, 2018, we owned 636 U.S. patents and 255 foreign patents with expiration dates ranging from July 2018 through June 2037, and had 193 patent applications pending throughout the world.
Seasonality
Our revenue may be influenced on a quarter to quarter basis by customer demand patterns and new product introductions. Some of our products may be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.
Backlog
Backlog consists of purchase orders for products for which we have assigned shipment dates.
As of June 30, 2018, our backlog was $370.6 million, as compared to $218.4 million as of July 1, 2017. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Employees
As of June 30, 2018, we employed approximately 2,930 full-time employees including approximately 1,900 employees in manufacturing, 587 employees in R&D and 443 employees in SG&A.
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
In connection with the Separation, we agreed to indemnify Viavi for any liability associated with contamination from past operations at all properties transferred to us from Viavi, to the extent the resulting issues primarily related to our business. We have not been presented with any claims to date.
International Operations
During fiscal 2018, 2017 and 2016, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped, represented 90.8%, 85.2% and 82.0% of net revenue, respectively. In certain circumstances customers may request shipment of our products to a contract manufacturer in one country, which may differ from the location of their end customers. During fiscal 2018, our net revenue from Hong Kong, Mexico, South Korea, and Japan represented 14.7%, 11.7%, 11.7%, and 15.6% of our consolidated net revenue, respectively. During fiscal 2017, our net revenue from Hong Kong, Mexico, and Japan represented 22.6%, 18.5% and 9.9% of our consolidated net revenue, respectively. During fiscal 2016, our net revenue from Hong Kong, Mexico and Japan represented 23.7%, 12.5% and 10.3% of our consolidated net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as presented above.
As of June 30, 2018 and July 1, 2017, long-lived assets, namely our net property, plant and equipment, located outside of the United States comprised 68.2% and 67.8% of our total property, plant and equipment, net, respectively. As of June 30, 2018,

22.8% and 35.0% of our net property, plant and equipment were located in China and Thailand, respectively. As of July 1, 2017, 30.1% and 31.2% of our net property, plant and equipment were located in China and Thailand, respectively.
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
Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that the Company posts on its corporate website is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media and others interested in the Company to review the information that it shares on www.lumentum.com. Information in, or that can be accessed through, our website is not incorporated into this Form 10-K.

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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI, Acacia Communications, Applied Optoelectronics, Coherent, Finisar, Foxconn Interconnect Technology, Fujitsu Optical Components, Furukawa Electric, InnoLight Technology, IPG Photonics, Neophotonics, Source Photonics, and Sumitomo Electric Industries. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match and which may intensify competition in the various markets. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
We rely on a limited number of customers for a significant portion of our sales; and the majority of our customers do not have contractual purchase commitments.
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future and we expect that our growth prospects will continue to be concentrated in a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
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
Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, we recently experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our Thailand manufacturing facility. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. In 2018, the United States imposed tariffs on the import of certain products manufactured in China, and has proposed further tariffs, which could increase costs associated with the manufacture of our products in China and negatively impact our sales levels and profit margins.
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
We manufacture some of the components that we provide to our contract manufacturers, along with our own finished goods, in our Thailand and San Jose, California manufacturing facilities. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations.
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
If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.
Certain of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with certain of our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, some of our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. We may encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. If we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities, the new production lines will likely need to be re-qualified with our customers. Any delays or failure to obtain qualifications would harm our operating results and customer relationships.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. In general, we have not entered into long-term agreements with our suppliers. As a result, these suppliers generally may stop supplying us materials and equipment at any time. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. More specifically, the United States and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on the Company. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.
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
We have made acquisitions of other businesses or technologies in the past and we will continue to review and may pursue acquisition and other strategic opportunities, for example, our proposed acquisition of Oclaro announced in March 2018. Such strategic transactions involve numerous risks, including the following:

•	diversion of management’s attention from normal daily operations of the business;

•	unforeseen expenses, delays or conditions imposed upon the acquisition or transaction, including due to required regulatory approvals or consents;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	unanticipated changes in the acquired business, including due to regulatory action or changes in the operating results or financial condition of the business;

•	the ability to retain and obtain required regulatory approvals, licenses and permits;

•	difficulties and costs in integrating the operations, technologies, products, IT and other systems, facilities and personnel of the purchased businesses;

•	loss of customers, suppliers or partners;

•	potential difficulties in completing projects associated with in-process R&D;

•	an acquisition or strategic transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•	we may face unanticipated liabilities or our exposure for known contingencies and liabilities may exceed our estimates;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies or difficulty maintaining our company culture;

•	difficulty forecasting revenues and margins;

•	dilution of our current stockholders as a result of any issuance of equity securities as acquisition consideration;

•	expenditure of cash that would otherwise be available to operate our business;

•	incurrence of indebtedness on terms that are unfavorable to us, limit our operational flexibility or that we are unable to repay;

•	incurrence or assumption of contingent liabilities, known or unknown, including potential lawsuits, infringement actions or similar liabilities; and

•	incurrence of impairment charges related to goodwill or other intangibles.
If we are unable to successfully manage any of these risks in relation to any future acquisitions, including our acquisition of Oclaro, our business, financial condition and results of operations could be adversely impacted.
Changes in demand and customer requirements for our products may reduce manufacturing yields, which could negatively impact our profitability.
Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs, introduction of new product lines and changes in contract manufacturers may reduce manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, before, during or after manufacture, results in lower gross margins from lower yields and additional rework costs. Any reduction in our manufacturing yields will adversely affect our gross margins and could have a material impact on our operating results.
We incorporated changes to our international corporate structure in the fiscal third quarter of 2018 in order to further reduce our effective tax rate. We have not operationalized the new international structure to the full extent possible at this time due to various factors including the pending acquisition of Oclaro, which could significantly impact our existing tax strategy. If we are unable to fully adopt a new international structure or if it is successfully challenged by the U.S. or foreign tax authorities, we may be unable to realize the anticipated tax savings which could materially and adversely affect our operating results.
We initiated a new international corporate structure more closely aligned with our international operations during the fiscal third quarter of 2018. The new corporate structure is intended to reduce our overall effective tax rate through changes among our wholly-owned subsidiaries in how we use our intellectual property, and how we structure our international procurement and sales operations. The new structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. The intercompany arrangements are intended to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We have not operationalized the new structure to the full extent possible at this time due to various factors including the pending acquisition of Oclaro, which could significantly impact our existing tax strategy. We are currently in the process of evaluating the Oclaro transaction’s impact to our tax structure and, depending on the outcome, we may make modifications to the new structure in order to achieve better tax and operational efficiency.
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
Changes in tax laws or ceasing to qualify for tax holiday in Thailand could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. Significant uncertainties exist with respect to the amount of our tax liabilities, including those arising from potential changes in laws in the countries in which we do business and the possibility of adverse determinations with respect to the application of existing laws. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are under audit by various tax authorities, which often do not agree with positions taken by us on our tax returns. Any unfavorable resolution of these uncertainties may have a significant adverse impact on our tax rate.
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected our fiscal year ended June 30, 2018, and which will continue to affect our fiscal years thereafter. The changes include, but are not limited to, (1) a reduction in the U.S. federal corporate tax rate (resulting in a blended corporate rate of 28% for our fiscal year ended June 30, 2018, and a rate of 21% for our fiscal years thereafter); (2) a mandatory deemed repatriation tax (“Transition Tax”) on certain deferred income of foreign subsidiaries that, if the taxpayer so elects, is payable over eight years; (3) bonus depreciation that allows full expensing of qualified property; (4) elimination of the corporate alternative minimum tax; (5) addition of the Base Erosion and Anti-Abuse Tax (“BEAT”), a new minimum tax on taxable income adjusted for certain base erosion payments; (6) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (7) a new provision to currently tax Global Intangible Low-Taxed Income (“GILTI”); (8) a new limitation on deductible interest expense; (9) the repeal of the domestic production activity deduction; (10) limitations on the deductibility of certain executive compensation; (11) limitations on the use of foreign tax credits (“FTCs”) to reduce U.S. income tax liability; and (12) limitations on net operating losses generated in the taxable years beginning after December 31, 2017, to 80 percent of taxable income.
The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including the BEAT and GILTI), which we are currently reviewing, and it is possible that any impact of BEAT, GILTI, or other provisions of the Tax Act could significantly reduce, or outweigh, the benefit of the reduction in the U.S. federal statutory rate. Due to the uncertain practical and technical application of many of these provisions, we made reasonable estimates of the effects and recorded provisional amounts where possible for the fiscal year ending June 30, 2018. The U.S. Treasury Department and the Internal Revenue Service (IRS), and other standards-setting bodies may issue guidance on how the provisions of the Tax Act will be applied that is different from our interpretation. The Tax Act requires complex computations not previously required or produced, and significant judgments and assumptions in the interpretation of the law were made in producing our provisional estimates. As we complete our analyses, and interpret any additional guidance, we may adjust the provisional amounts we have recorded, and those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made. We also anticipate that uncertainty in the application of the Tax Act to our ongoing operations as well as possible adverse future law changes attributable to changes in the U.S. political environment could have an adverse impact on our future tax rate. Other countries also continue to consider enacting new laws, which could adversely affect us. The foregoing items could increase our future tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could increase our tax obligations where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business.
During fiscal 2018, our subsidiary in Thailand operated under a tax holiday. The tax holiday will expire in fiscal 2025 unless extension is granted by the Thailand government and we continue to meet the requirements thereunder. If we do not meet the tax holiday requirements, if we are not granted extension by the Thailand government, or if we decide not to apply for extension of the tax holiday, income earned in Thailand will be subject to higher statutory income tax rate, which may cause our effective tax rate to increase and reduce our liquidity and cash flow.
Our operating results may be subject to volatility due to fluctuations in foreign currency.
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in U.K. pound sterling and Japanese yen. Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand.
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

•
conforming the acquired company’s standards, processes, procedures and controls with our operations, including integrating Enterprise Resource Planning (“ERP”) systems and other key business applications;

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

Our business depends significantly on effective and efficient information management systems, and the reliability and security of our information technology infrastructure are essential to the health and expansion of our business. For example, the information gathered and processed by our information management systems assists us in managing our supply chain, monitoring customer accounts, and protecting our proprietary and confidential business information, plans, trade secrets, and intellectual property, among other things. In addition, these systems may also contain personal data or other protected information about our employees, our customers’ employees, or others. We must continue to expand and update this infrastructure in response to our changing requirements as well as evolving security standards and risks.
In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Any failure to manage, expand and update our information technology infrastructure, including our ERP system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. In addition, we have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity may also require transitions to or from, and the integration of, various information management systems within our overall enterprise architecture, including our ERP system and other applications. Those systems that we acquire may also pose security risks of which we are unaware or unable to mitigate, particularly during the transition of these systems.
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access or acquisition of confidential information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information on our systems. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks. Further, our third party service providers may have been and may be in the future subject to such attacks. In addition, actions by our employees, service providers, partners, contractors or others, whether malicious or in error, could affect the security of our systems. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems could lead to misappropriation of proprietary and confidential information.
Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these types of attacks or errors. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, accident or security breach affecting us or our third-party providers could result in disruptions to our operations and loss of or unauthorized access or damage to our data or in inappropriate disclosure of confidential information. Any actual or alleged disruption to, or security breach affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft of our protected intellectual property and trade secrets, result in legal obligations or liability, affect our relationships with our customers, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches in the future.
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
Further, a breach of our information technology infrastructure could result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access or acquisition of such proprietary information, and any actual or perceived security breach could cause significant damage to our reputation and adversely impact our relationships with our customers.
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

We also face risks that third parties may assert trademark infringement claims against us in one or more jurisdictions throughout the world related to our Lumentum and Oclaro brands and/or other trademarks. The litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense and divert the efforts of our technical and management personnel, regardless of whether or not we are successful. If we are unsuccessful, trademark infringement claims against us could result in significant monetary liability or prevent us from selling some or all of our products or services under the challenged trademark. In addition, resolution of claims may require us to alter our products, labels or packaging, license rights from third parties, or cease using the challenged trademark altogether, which could adversely affect our revenues and operating results.
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
Lawsuits have been filed against us, Oclaro, its directors, and certain other parties challenging the Merger, and an adverse judgment in such lawsuits, or any similar lawsuit, may prevent the Merger from being consummated or from being consummated within the expected timeframe.
As described in greater detail in “Part I, Item 3. Legal Proceedings” in this Annual Report on Form 10-K, we, along with Oclaro, Oclaro’s directors, and certain other parties were named as defendants in two putative class action lawsuits. One of the lawsuits was filed in the United States District Court for the Northern District of California and the other was filed in the United States District Court for the District of Delaware. Both have been voluntarily dismissed with prejudice.
Oclaro and its directors were also named as defendants in five additional lawsuits, including two putative class actions, each of which was filed in the United States District Court for the Northern District of California. Four of these five additional lawsuits have been dismissed. Three of the dismissals were with prejudice and one was without prejudice. We were not named as a defendant in these five lawsuits.
Each of the above-referenced lawsuits was filed by purported stockholders of Oclaro to challenge the Merger. The plaintiffs have sought, among other things, injunctive relief preventing the parties from consummating the Merger, rescission of the transactions contemplated by the Merger Agreement should they be consummated, and litigation costs, including attorneys’ fees, as well as damages to be awarded to the plaintiff and any class if the Merger is consummated. One of the conditions to consummating the Merger is the absence of any order, judgment or injunction enjoining or otherwise prohibiting consummation of the Merger in any jurisdiction that is material to the business or operations of us or Oclaro. Consequently, if the remaining plaintiff - or any plaintiff who subsequently files a similar lawsuit - is successful in obtaining an injunction preventing the parties from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all. This lawsuit and any other subsequently filed similar lawsuits could also have a material adverse effect on our business, results of operations and financial condition.
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

We are subject to laws and other regulations worldwide including with respect to environmental matters, securities laws, privacy and data protection, compliance with which could increase our expenses and harm our operating results.
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
Additionally, we are subject to laws and regulations with respect to personal data we collect from our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. We have made certain modifications to our practices in order to comply with these or other requirements, and may be required to make additional modifications in order to comply with these or other requirements relating to privacy and data protection in the future, each of which may require us to incur significant costs and expenses. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (“CCPA”), which will, among other things, require covered companies to provide new disclosures to California consumers when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA are potentially significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.
Further, in June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This created an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete and may not ultimately be effectuated. For example, while the United Kingdom has enacted a Data Protection Bill that substantially implements GDPR, which became law in May 2018, there remains uncertainty with regard to whether the European Union will view this regulation as adequate under GDPR and how data transfers between the United Kingdom and the European Union will be regulated.

Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements could result in increased costs for our products, monetary penalties, damages to our reputation, government inquiries and investigations, and legal action. Furthermore, the legal and regulatory requirements that are applicable to our business are subject to change from time to time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance. Additionally, we may be required to ensure that our suppliers comply with applicable laws and regulations. If we or our suppliers fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
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
Further, there is increased attention from the government, the media and regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, in April 2018, Zhongxing Telecommunications Equipment Corporation and ZTE Kangxun Communications Ltd. (collectively “ZTE”) were added to the U.S. Departments of Commerce’s Bureau of Industry and Security’s List of Denied Persons, which imposed a seven year denial of export privileges against ZTE. However, in July 2018, the denial of export privileges was suspended and ZTE was removed from the List of Denied Persons. We are aware that certain of our customers have been investigated by the U.S. government in the past and may be in the future.
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
In August 2015, we became an independent publicly-traded company through the distribution by JDS Uniphase Corporation (“JDSU”) to its stockholders of 80.1% of our outstanding common stock (the “Separation”). The Separation and Distribution Agreement dated as of July 31, 2015 by and among JDSU, Lumentum Holdings Inc. and Lumentum Operations LLC (the “Separation Agreement”) requires that we indemnify Viavi, and that Viavi indemnify us, for certain specified liabilities related to the Separation. Among other things, we are obligated to indemnify Viavi against certain tax-related liabilities that may result from the breach of any of our representations or covenants made in connection with the Separation. Our indemnification obligations are not subject to maximum loss clauses and, if we are required to indemnify Viavi under the circumstances set forth in the Separation Agreement, we may be subject to substantial liabilities. Furthermore, third parties could seek to hold us responsible for any of the liabilities that Viavi has agreed to indemnify us for, and there can be no assurance that the indemnity from Viavi will be sufficient to protect us against the full amount of such liabilities, or that Viavi will be able to fully satisfy its indemnification obligations.
Risks Related to Our Common Stock
Our stock price may be volatile and may decline regardless of our operating performance.
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $73.20, through June 30, 2018. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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
In March 2018, we announced that we signed a merger agreement to acquire Oclaro. Our and Oclaro’s obligations to consummate the merger with Oclaro (the “Merger”) are subject to the satisfaction or waiver of certain conditions. These conditions include, among other customary conditions, adoption by Oclaro stockholders of the Merger Agreement, which occurred on July 10, 2018, no action being taken by any governmental entity having jurisdiction enjoining or otherwise prohibiting consummation of the Merger or instituting proceedings seeking the same, no law having been passed by any governmental entity making the consummation of the Merger illegal, receipt of certain specified regulatory approvals in the United States and the People’s Republic of China, which closing condition was satisfied with respect to the United States on April 4, 2018 when the parties received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), approval by NASDAQ for listing of the shares of our common stock to be issued in the Merger, accuracy of representations and warranties of the parties to the applicable standard provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a Material Adverse Effect (as defined below in the Merger Agreement) on us or Oclaro, compliance by the parties with their covenants in the Merger Agreement in all material respects and the effectiveness of the registration statement relating to the Merger, which occurred on May 31, 2018.
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
If the Merger is terminated or otherwise not completed, we would not realize any of the expected benefits of the Merger and may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

•	we could be required to pay a termination fee of up to $80.0 million under specified circumstances relating to failure to obtain regulatory approvals;

•	we will have incurred and may continue to incur costs relating to the Merger, many of which are payable by us whether or not the Merger is completed;

•
matters related to the Merger (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;

•
we are, and may continue to be, subject to legal proceedings related to the Merger or the failure to complete the Merger, which could be time consuming and expensive, could divert our management’s attention away from our regular business and, if any lawsuit is adversely resolved against us, could have a material adverse effect on our financial condition;

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

The Merger is subject to the expiration of an applicable waiting period under, and the receipt of approvals, consents or clearances from, antitrust regulatory authorities in the People’s Republic of China that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, the waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under the antitrust and competition laws of the People’s Republic of China. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental authorities will consider the effect of the Merger on competition within their jurisdiction, and other considerations they may deem appropriate. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business, any of which may adversely affect our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Merger.
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
If the Merger is completed, we will be required to devote significant management attention and resources to integrating the business practices and operations of Oclaro with our business. Due to legal restrictions, we and Oclaro have only been able to conduct limited planning regarding the integration of Oclaro into our business after completion of the Merger and we have not yet determined the exact nature of how the businesses and operations of Oclaro will be run following the Merger. Potential difficulties we may encounter as part of the integration process include those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, controls, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.
In connection with the Merger, we have agreed to pay an aggregate cash purchase price of approximately $416 million from the combined company’s balance sheet. We have further entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG New York, New York Branch (the “Commitment Party”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Party has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $550 million with a provision for additional senior secured term loans in an aggregate principal amount not to exceed $250 million (collectively, the “Term Loan Facilities”). The use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the Merger will reduce our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our due diligence review of Oclaro in connection with the Merger may not have discovered undisclosed liabilities of Oclaro. If Oclaro has undisclosed liabilities, Lumentum as a successor owner may be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business and results of operations and may adversely affect the value of our common stock after the consummation of the Merger.
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
Furthermore, we face indirect reputational and business risks with respect to events that affect Oclaro’s business during the pendency of the transaction and following the closing. For example, Oclaro has publicly disclosed that ZTE has been among its customers. In April 2018, ZTE was added to the BIS’s List of Denied Persons. While ZTE was removed from the List of Denied Persons in July 2018, any of Oclaro’s customers that are, have been or become subject to U.S. regulatory scrutiny or export restrictions could negatively impact our business, including by subjecting us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects. Any of these factors could adversely affect our ability following the Merger to maintain relationships with customers, suppliers, employees and other constituencies or its ability to achieve the anticipated benefits of the Merger, including anticipated synergies, or could reduce the earnings or otherwise adversely affect our business and financial results after the Merger.
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
Servicing our 2024 Notes and the Term Loan Facilities may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2024 Notes or the Term Loan Facilities, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Notes and, following the closing of the Term Loan Facilities, which is expected to occur substantially concurrently with the closing of the Merger, the Term Loan Facilities, or to make cash payments in connection with any conversion of 2024 Notes or upon any fundamental change if note holders require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the 2024 Notes and the Term Loan Facilities;

•	increase our vulnerability to general adverse economic and industry conditions;

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
The definitive documents governing the Term Loan Facilities provided for in the Commitment Letter will contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit its ability to engage in acts that may be in our long-term best interest, including restrictions on the ability to: incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make investments, enter into transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions to be set forth in the definitive documentation for the Term Loan Facilities.
The definitive documentation governing the Term Loan Facilities will also contain customary events of default that include, among other things, certain payment defaults, covenant defaults, cross-defaults to other indebtedness, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. Such events of defaults may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. Furthermore, if we are unable to repay the amounts due and payable under the credit agreements, those lenders could proceed against the collateral granted to them to secure that indebtedness which could force us into bankruptcy or liquidation. In the event our lenders accelerated the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreements would likely have a material adverse effect on us. As a result of these restrictions, we may be: limited in how we conduct business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and nine other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices and manufacturing facilities. Our corporate headquarters of approximately 126,000 square feet is located in Milpitas, California. As of June 30, 2018, our leased and owned properties in total were approximately 1,200,000 square feet, of which we owned approximately 650,000 square feet, including a 560,000 square feet manufacturing site in Thailand. Larger leased sites include properties located in Canada, China and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
From time to time we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.
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
In connection with our acquisition of Oclaro, seven lawsuits were filed by purported stockholders of Oclaro challenging the proposed merger (the “Merger”). Two of the seven suits were putative class actions filed against Oclaro, its directors, Lumentum, Prota Merger Sub, Inc. and Prota Merger, LLC: Nicholas Neinast v. Oclaro, Inc., et al., No. 3:18-cv-03112-VC, in the United States District Court for the Northern District of California (filed May 24, 2018) (the “Neinast Lawsuit”); and Adam Franchi v. Oclaro, Inc., et al., No. 1:18-cv-00817-GMS, in the United States District Court for the District of Delaware (filed June 9, 2018) (the “Franchi Lawsuit). Both the Neinstat Lawsuit and the Franchi Lawsuit were voluntarily dismissed with prejudice.
The other five suits, styled as Gerald F. Wordehoff v. Oclaro, Inc., et al., No. 5:18-cv-03148-NC (the “Wordehoff Lawsuit”), Walter Ryan v. Oclaro, Inc., et al., No. 3:18-cv-03174-VC (the “Ryan Lawsuit”), Jayme Walker v. Oclaro, Inc., et al., No. 5:18-cv-03203-EJD (the “Walker Lawsuit”), Kevin Garcia v. Oclaro, Inc., et al., No. 5:18-cv-03262-VKD (the “Garcia Lawsuit”), and SaiSravan B. Karri v. Oclaro, Inc., et al., No. 3:18-cv-03435-JD (the “Karri Lawsuit” and, together with the other six lawsuits, the “Lawsuits”), were filed in the United States District Court for the Northern District of California on May 25, 2018, May 29, 2018, May 30, 2018, May 31, 2018, and June 9, 2018, respectively. These five Lawsuits named Oclaro and its directors as defendants only and did not name Lumentum. The Wordehoff, Ryan, Walker, and Garcia Lawsuits have been voluntarily dismissed, and the Wordehoff, Ryan, and Walker dismissals were with prejudice. The Karri Lawsuit has not yet been dismissed. The Ryan Lawsuit was, and the Karri Lawsuit is, a putative class action.
The Lawsuits generally alleged, among other things, that Oclaro and its directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder by disseminating an incomplete and misleading Form S-4, including proxy statement/prospectus. The Lawsuits further alleged that Oclaro’s directors violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act.
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, injunctive relief preventing the parties from consummating the Merger, damages to be awarded to the plaintiff and any class if the Merger is consummated, and litigation costs, including attorneys’ fees. The defendants intend to defend the Karri Lawsuit vigorously.
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

	High	Low
Fiscal 2018 Quarter Ended:
June 30, 2018	$64.50	$50.20
March 31, 2018	$73.20	$42.60
December 30, 2017	$64.75	$46.40
September 30, 2017	$67.95	$50.80
Fiscal 2017 Quarter Ended:
July 1, 2017	$65.10	$42.75
April 1, 2017	$54.70	$34.40
December 31, 2016	$44.50	$33.60
October 1, 2016	$41.99	$23.30
According to records of our transfer agent, we had 2,530 stockholders of record as of August 23, 2018 and we believe there is a substantially greater number of beneficial holders.
Dividends
Our subsidiary, Lumentum Inc., issued $35.8 million in Series A Preferred Stock to Viavi, which was sold to Amada following the Separation. Holders of Series A Preferred Stock, in preference to holders of Lumentum Inc.’s common stock or any other class or series of its outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, are entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends are payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. During fiscal 2018, Lumentum Inc. paid $0.7 million in dividends to the holders of Series A Preferred Stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Lumentum Holdings Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total return of our common stock with the total return for the NASDAQ Composite Index (the “IXIC”) and the NASDAQ 100 Technology Sector Index (the “NDXT”) from August 4, 2015 through June 30, 2018. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Recent Sale of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
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
Our historical consolidated financial statements include allocations of expenses arising from shared services and infrastructure provided by Viavi to us, including costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. There were no allocations of expenses from Viavi for the fiscal years ended June 30, 2018 or July 1, 2017. The financial information included here may not necessarily reflect our financial position and results of operations or what our financial position and results of operations would have been had we been an independent, publicly-traded company during the entirety of the periods presented or be indicative of our future performance as an independent company.

	Years Ended
	June 30, 2018	July 1, 2017 (4)	July 2, 2016	June 27, 2015 (1)	June 28, 2014 (2)
Consolidated Statements of Operations Data:
Net revenue	$1,247.7	$1,001.6	$903.0	$837.1	$817.9
Gross profit	432.1	318.1	277.3	257.9	256.6
Income (loss) from operations	139.9	47.6	11.5	(23.4)	8.7
Net (loss) income	248.1	(102.5)	9.3	(3.4)	10.7
Cumulative dividends on Series A Preferred Stock	(0.9)	(0.9)	(0.8)	—	—
Accretion of Series A Preferred Stock	—	—	(11.7)	—	—
Earnings allocated to Series A Preferred Stock	(5.7)	—	—	—	—
Net income (loss) attributable to common stockholders	$241.5	$(103.4)	$(3.2)	$(3.4)	$10.7

Net income (loss) per share attributable to common stockholders(3):
Basic	$3.88	$(1.71)	$(0.05)	$(0.06)	$0.18
Diluted	$3.82	$(1.71)	$(0.05)	$(0.06)	$0.18
Shares used to compute net income (loss) per share attributable to common stockholders(3):
Basic	62.3	60.6	59.1	58.8	58.8
Diluted	63.3	60.6	59.1	58.8	58.8

	Balance as of
	June 30, 2018	July 1, 2017 (4)	July 2, 2016	June 27, 2015 (1)	June 28, 2014 (2)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$397.3	$272.9	$157.1	$14.5	$19.9
Total assets	1,581.5	1,232.9	726.3	512.6	492.1
Convertible notes	334.2	317.5	—	—	—
Derivative liability	52.4	51.6	10.3	—	—
Other non-current liabilities	19.0	25.0	9.1	9.8	19.6
Total redeemable convertible preferred stock	35.8	35.8	35.8	—	—
Total stockholders’ equity	926.1	618.8	497.4	380.6	335.6

(1)
During the third quarter of fiscal 2015, we settled an audit in a non-U.S. jurisdiction which resulted in the recognition of a $21.8 million tax benefit. In addition, we recognized $14.1 million of additional deferred tax assets which were fully offset by a corresponding increase in the deferred tax valuation allowance.

(2)
During the third quarter of fiscal 2014, we acquired Time-Bandwidth in a transaction accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statement of Operations for fiscal 2014 included the results of operations from Time-Bandwidth subsequent to the date of acquisition, and the Consolidated Balance Sheets as of June 28, 2014 included Time-Bandwidth’s financial position.

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

(4)
During the third quarter of fiscal 2017, we completed the acquisition of a privately held company in accordance with the authoritative guidance on business combinations. Results of operations and financial position of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition.

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
Overview
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments: OpComms and Lasers. The two operating segments were primarily determined based on how the Chief Operating Decision Maker (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
We see the world as becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers, which demand new networks and data centers to be built to satisfy this insatiable demand for data. As higher levels of precision, new materials, factory and energy efficiency are being demanded by manufacturers, suppliers of manufacturing tools globally are turning more and more to laser based approaches, including the types of lasers Lumentum supplies. Laser based 3D sensing is a rapidly developing market. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that increase the need for our photonics products and technologies.
During fiscal 2018, we made good progress on our key strategic objectives that accelerated growth, margin expansion, and customer and end-market diversification. We ramped new major product lines in 3D sensing for mobile devices and engaged numerous customers globally, which we believe will facilitate future product and customer expansion.
OpComms
Our OpComms products address the following markets: Telecom, Datacom and Consumer and Industrial.
Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and, submarine (undersea). Additionally, our products address enterprise, cloud, and data center applications, including SANs, LANs, and WANs. These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including ROADMs, tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggable transceivers. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks. Additionally, we are engaging customers in the sale of laser chips for use in the manufacture of high-speed transceivers.
In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include VCSELs and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and CW Fiber Lasers.
Our OpComms customers include Accelink, Alphabet (formerly Google), Apple, Arista, Arris, Ciena, Cisco Systems, Coriant, ECI, Facebook, FiberHome, Fujitsu, HiSilicon, Huawei Marine, Huawei Technologies, Infinera, Microsoft, NEC, Nokia Networks (including Alcatel-Lucent International), O-Net, Oplink, Padtec, TE Subcom, and Yahoo.

Lasers
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. Diode-pumped solid-state lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
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
Our Lasers customers include Amada, ASML Holding, Beckman Coulter, Becton, Dickinson and Company, DISCO, Electro Scientific Industries, EO Technics, Han’s Laser Technology, and KLA-Tencor.
Acquisition of Oclaro
On March 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oclaro, Inc. (“Oclaro”), Prota Merger Sub, Inc., and Prota Merger, LLC, pursuant to which we will acquire Oclaro and Oclaro will become a wholly-owned subsidiary of Lumentum. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 of a share of Lumentum common stock, subject to the conditions and restrictions set forth in the Merger Agreement. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement. Oclaro stockholders will own approximately 16% of the combined company following the closing. Oclaro’s stockholders approved the Merger Agreement on July 10, 2018 and we have received approval for the transaction under the Hart-Scott Rodino Act in the United States. We are in the process of obtaining antitrust approval in China. The Merger Agreement contains certain termination rights for both Lumentum and Oclaro. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, Lumentum may be required to pay Oclaro a termination fee of $80 million.
As of August 23, 2018, the total transaction consideration was expected to be approximately $1.7 billion, which would be funded by a combination of $700 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company.
Separation from JDSU
Lumentum Holdings Inc. was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015 and is comprised of the former communications and commercial optical products (“CCOP”) segment and the WaveReady product lines of JDSU. On August 1, 2015, we became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”).   Each JDSU stockholder of record as of the close of business on July 27, 2015 received one share of Lumentum common stock for every five shares of JDSU common stock held on the record date. JDSU was renamed Viavi in connection with the Separation and retained ownership of 19.9% of Lumentum’s outstanding shares. Since the Separation, Viavi has sold a significant portion of its shares and is no longer a significant shareholder of Lumentum.
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
The consolidated statements of operations include our direct expenses for cost of sales, R&D, sales and marketing, and administration as well as allocations of expenses arising from shared services and infrastructure provided by Viavi to us through the Separation. These allocated expenses include costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. In addition, other costs allocated to us include restructuring and stock-based compensation related to Viavi’s corporate and shared services employees as well as other public company costs. These expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by our business. The allocation methods include revenue, headcount, square footage, actual consumption and usage of services and others.
There were no allocations of expenses from Viavi for the fiscal years ended June 30, 2018 or July 1, 2017. Refer to “Note 3. Related Party Transactions” in the Notes to Consolidated Financial Statements for allocations during the fiscal year ended July 2, 2016.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are short-term investments, impairment of marketable and non-marketable securities, inventory valuation, goodwill and intangibles, long-lived asset valuation, pension benefits, revenue recognition, stock-based compensation, income taxes, restructuring, derivative liabilities, business combinations, and warranty.
Our consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Inventory Valuation

•	Revenue Recognition

•	Income Taxes

•	Long-lived Asset Valuation

•	Warranty

•	Derivative Liability

•	Business Combinations

•	Goodwill
On March 11, 2018, we entered into an Agreement and Plan of Merger with Oclaro, Prota Merger Sub, Inc., and Prota Merger, LLC, which was unanimously approved by the boards of directors of both Lumentum and Oclaro. The transaction is subject to customary closing conditions and is expected to close in the second half of calendar 2018. We added Business Combinations and Goodwill to our critical accounting policies and estimates in the third quarter of fiscal 2018.
Inventory Valuation
Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted usage to the lower of their cost or estimated net realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels and historical usage by product, expected product lifecycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Revenue Recognition
During the periods presented, we recognized revenue when all four revenue recognition criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the product has been delivered or the service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured. Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Our products typically include a warranty and the estimated cost of product warranty claims, based on historical experience, is recorded at the time the sale is recognized. Sales to customers are generally not subject to price protection or return rights. The majority of our sales are made to OEMs, distributors, resellers and end-users.
We record as a reduction to revenues reserves for sales returns based upon historical experience rates and for any specific known customer amounts. We also provide certain distributors and OEMs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale. Historically these volume discounts have not been significant. For revenue recognition changes related to implementation of ASU 2014-09, refer to “Note 2. Recent Accounting Pronouncements”.
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.
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
Long-lived Asset Valuation
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
Derivative Liability
The Series A Preferred Stock issued by our subsidiary Lumentum Inc. is redeemable at the option of the holder after five years and classified as non-controlling interest redeemable convertible preferred stock in our consolidated balance sheet and is measured at its redemption value. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. In March 2017, we issued $450.0 million in aggregate principal amount of 0.25% Convertible Senior Notes due in March 2024 (the “2024 Notes”), unless earlier repurchased by us or converted pursuant to their terms. Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. On June 29, 2017, we met the requirements to account for the conversion option of the 2024 Notes as equity and the conversion option is no longer marked to market. On a quarterly basis, the derivative liability for the Series A Preferred Stock is marked to market based on the fair value of the conversion feature, with the resulting income or loss recorded as unrealized loss on the derivative liabilities on our consolidated statements of operations. The determination of fair value includes various inputs, including volatility and interest rate assumptions. However, the change in the fair value of our common stock has the largest impact to the fair value of the derivatives. During fiscal 2018, 2017, and 2016, we recognized unrealized loss on derivative liabilities of $0.8 million, $104.2 million, and $0.6 million, respectively.
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
Based on the impairment analysis performed in the fourth quarter of each year presented, the fair value of our reporting unit substantially exceeded the carrying value; as such, our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary.
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
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Segment net revenue:
OpComms	84.9%	85.6%	84.3%
Lasers	15.1	14.4	15.7
Net revenue	100.0	100.0	100.0
Cost of sales	65.1	67.6	68.5
Amortization of acquired developed technologies	0.3	0.6	0.8
Gross profit	34.6	31.8	30.7
Operating expenses:
Research and development	12.6	14.8	15.6
Selling, general and administrative	10.3	11.0	13.0
Restructuring and related charges	0.6	1.2	0.8
Total operating expenses	23.4	27.0	29.4
Income from operations	11.2	4.8	1.3
Unrealized loss on derivative liabilities	(0.1)	(10.4)	(0.1)
Interest and other income (expense), net	(0.8)	(0.3)	(0.1)
Income (loss) before income taxes	10.4	(6.0)	1.1
Provision for (benefit from) income taxes	(9.5)	4.3	0.1
Net income (loss)	19.9%	(10.2)%	1.0%
Financial Data for Fiscal 2018, 2017 and 2016
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	2018	2017	Change	Percentage Change	2017	2016	Change	Percentage Change
Segment net revenue:
OpComms	$1,059.2	$857.8	$201.4	23.5%	$857.8	$761.3	$96.5	12.7%
Lasers	188.5	143.8	44.7	31.1	143.8	141.7	2.1	1.5
Net revenue	$1,247.7	$1,001.6	$246.1	24.6%	$1,001.6	$903.0	$98.6	10.9%

Gross profit	$432.1	$318.1	$114.0	35.8%	$318.1	$277.3	$40.8	14.7%
Gross margin	34.6%	31.8%			31.8%	30.7%

Research and development	$156.8	$148.3	$8.5	5.7%	$148.3	$141.1	$7.2	5.1%
Percentage of net revenue	12.6%	14.8%			14.8%	15.6%

Selling, general and administrative	$128.2	$110.2	$18.0	16.3%	$110.2	$117.3	$(7.1)	(6.1)%
Percentage of net revenue	10.3%	11.0%			11.0%	13.0%

Restructuring and related charges	$7.2	$12.0	$(4.8)	(40.0)%	$12.0	$7.4	$4.6	62.2%
Percentage of net revenue	0.6%	1.2%			1.2%	0.8%

Net Revenue
Net revenue increased by $246.1 million, or 24.6% during fiscal 2018 compared to fiscal 2017. This increase was primarily due to record revenues in 3D sensing, TrueFlex® ROADMs, commercial lasers, and industrial diode lasers.
OpComms net revenue increased $201.4 million, or 23.5%, during fiscal 2018 compared to fiscal 2017, driven by increased sales of Consumer and Industrial products of $386.7 million, primarily in 3D sensing for mobile devices and engage numerous customers globally, partially offset by decreased sales of Telecom and Datacom products.
Lasers net revenue increased $44.7 million, or 31.1%, in fiscal 2018 compared to fiscal 2017, primarily due to increased sales of our kilowatt class fiber lasers. Growth was driven by strong demand from customers in both the micro and macro material processing markets.
Net revenue increased by $98.6 million, or 10.9%, during fiscal 2017 compared to fiscal 2016. This increase was primarily due to an increase in net revenue from our OpComms segment. OpComms net revenue increased $96.5 million, or 12.7%, during fiscal 2017 compared to fiscal 2016, driven by increases from Telecom and 100G Datacom products. Lasers net revenue increased $2.1 million, or 1.5%, in fiscal 2017 compared to fiscal 2016.
During our fiscal 2018, 2017, and 2016, net revenue generated from a single end customer that represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
APPLE	30.0%	*	*
HUAWEI	11.0%	16.7%	17.1%
CIENA	11.0%	18.5%	17.1%
CISCO	*	12.4%	13.0%
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

	Years Ended
	June 30, 2018		July 1, 2017		July 2, 2016
Net revenue:
Americas:
United States	$115.1	9.2%	$147.9	14.8%	$162.3	18.0%
Mexico	145.8	11.7	185.1	18.5	112.9	12.5
Other Americas	7.0	0.6	9.2	0.9	19.6	2.2
Total Americas	$267.9	21.5%	$342.2	34.2%	$294.8	32.7%

Asia-Pacific:
Hong Kong	$183.0	14.7%	$226.7	22.6%	$214.0	23.7%
Japan	194.7	15.6	99.2	9.9	92.9	10.3
South Korea	146.1	11.7	4.9	0.5	3.8	0.4
Other Asia-Pacific	354.2	28.3	220.5	22.0	174.0	19.2
Total Asia-Pacific	$878.0	70.3%	$551.3	55.0%	$484.7	53.6%

EMEA	$101.8	8.2%	$108.1	10.8%	$123.5	13.7%

Total net revenue	$1,247.7		$1,001.6		$903.0
During fiscal 2018, 2017 and 2016, net revenue from customers outside the United States, based on customer shipping location, represented 90.8%, 85.2% and 82.0% of net revenue, respectively.
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
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for fiscal 2018, 2017 and 2016 (in millions, except for percentages):

	Gross Profit			Gross Margin
	2018	2017	2016	2018	2017	2016
OpComms	$402.3	$287.3	$236.3	38.0%	33.5%	31.0%
Lasers	82.8	59.9	61.4	43.9%	41.7%	43.3%
Segment total	$485.1	$347.2	$297.7	38.9%	34.7%	33.0%
Unallocated corporate items (1)	(53.0)	(29.1)	(20.4)
Total	$432.1	$318.1	$277.3	34.6%	31.8%	30.7%

(1) The unallocated corporate items for the years presented include the effects of amortization of acquired developed technologies, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
The increase in unallocated corporate items during fiscal 2018 compared to fiscal 2017, primarily relates to set-up costs of our facility in Thailand, including costs of transferring the manufacturing of product lines to Thailand of $27.0 million in our fiscal 2018 compared to $1.8 million in fiscal 2017. The increase in unallocated corporate items during fiscal 2017 compared to fiscal 2016, primarily relates to inventory write-downs due to canceled programs not allocated to the segments of $7.9 million incurred in fiscal 2017.
Gross Margin
Gross margin in fiscal 2018 increased to 34.6% from 31.8% in fiscal 2017. The increase was primarily due to increased sales in our 3D sensing and lasers products, which have higher gross margins than the average for the Company. The increase was partially offset by underutilized capacity costs due to the decline in Telecom and Datacom demand, higher write-downs of excess and obsolete inventory of $1.2 million, as well as set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand of $27.0 million in our fiscal 2018 compared to $1.8 million in fiscal 2017.
Gross margin in fiscal 2017 increased to 31.8% from 30.7% in fiscal 2016. This increase was primarily due to an increase in OpComms gross margins, partially offset by a decrease in Lasers gross margins.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Segment Gross Margin
OpComms
OpComms gross margin in fiscal 2018 increased to 38.0% from 33.5% in fiscal 2017. This increase was primarily due to increased sales of our 3D sensing products, which have higher gross margins than the average for the segment. The increase was partially offset by underutilized capacity costs due to the decline in Telecom and Datacom demand.
OpComms gross margin in fiscal 2017 increased to 33.5% from 31.0% in fiscal 2016. This increase was primarily due to higher revenue volume and product mix.
Lasers
Lasers gross margin in fiscal 2018 increased to 43.9% from 41.7% in fiscal 2017. This increase was primarily due to increased sales of solid state lasers products, which have higher gross margins than the average for the segment.
Lasers gross margin in fiscal 2017 decreased to 41.7% from 43.3% in fiscal 2016. This decrease was primarily due to higher manufacturing and warranty costs.
Research and Development
R&D expense increased by $8.5 million, or 5.7%, in fiscal 2018 compared to fiscal 2017. The increase in R&D expense was primarily due to the increase in stock-based compensation of $2.6 million and payroll related expense of $4.1 million, which includes an increase in variable incentive compensation of $2.9 million.
R&D expense increased by $7.2 million, or 5.1%, in fiscal 2017 compared to fiscal 2016. The increase in R&D expense was primarily due to the increase in the payroll related expense of $8.6 million, which includes an increase of stock-based compensation of $2.6 million. This was partially offset by higher partner reimbursements for development expense.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative
SG&A expense increased $18.0 million, or 16.3%, in fiscal 2018 compared to fiscal 2017. The increase was primarily attributable to increases in stock based compensation of $6.4 million and payroll related expense of $10.5 million, which includes an increase in variable incentive compensation of $3.8 million. We also incurred $4.8 million of costs related to the planned acquisition of Oclaro during our fiscal 2018.
SG&A expense decreased $7.1 million, or 6.1%, in fiscal 2017 compared to fiscal 2016. The decrease was primarily a result of reduced separation related charges and restructuring expenses of $13.6 million. This decrease was partially offset by an increase in payroll related expense of $7.8 million and an increase in stock-based compensation of $1.8 million.
We expect to experience in the future certain non-core expenses, such as mergers and acquisition-related expenses and litigation expenses, which will likely increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have reduced costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions. Refer to “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.
During fiscal 2018, we recorded $7.2 million in restructuring and related charges in the consolidated statements of operations.

•
During the fourth quarter of fiscal 2018, we initiated a new restructuring plan in order to realign the organization and enable further investment in key priority areas. As a result, a restructuring charge of $3.4 million was recorded for severance costs and employee benefits. In total, 52 employees in manufacturing, R&D and SG&A functions were terminated in connection with this new restructuring plan.

•
We also incurred restructuring and related charges of $3.8 million from restructuring plans approved prior to fiscal 2016 primarily related to the shut down of our manufacturing facility in Bloomfield, Connecticut as a result of the transfer of certain production processes into existing sites in the United States or to contract manufacturers.

During fiscal 2017, we recorded $12.0 million in restructuring and related charges. Of the $12.0 million charge recorded during fiscal 2017, $2.1 million related to severance, retention and employee benefits.
During fiscal 2016, we recorded $7.7 million in restructuring and related charges.

•
During the fourth quarter of fiscal 2016, management approved a plan to optimize operations and gain efficiencies throughout the organization. As a result, a restructuring charge of $0.7 million was recorded for severance and employee benefits during fiscal 2016. In total, 18 employees in manufacturing, R&D and SG&A functions were terminated in connection with this restructuring plan. Payments related to the remaining severance and benefits accrual have been paid in full.

•
We also incurred restructuring and related charges of $7.0 million from restructuring plans approved prior to fiscal 2016 primarily related to manufacturing transfer costs for transfer of certain production processes into existing sites in the United States or to contract manufacturers.

Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Interest expense	$(18.2)	$(5.5)	$(0.1)
Foreign exchange gains (losses), net	(0.3)	0.6	(0.9)
Interest income	8.5	1.1	—
Other income (expense), net	0.3	0.6	(0.2)
Interest and other income (expense), net	$(9.7)	$(3.2)	$(1.2)
During fiscal 2018, interest and other income (expense), net increased by $6.5 million compared to fiscal 2017, driven by amortization of the debt discount on the 2024 Notes of $16.7 million in our fiscal 2018 compared to $5.1 million in fiscal 2017, partially offset by interest income on the short-term investments and cash equivalents of $8.5 million in our fiscal 2018 compared to $1.1 million in fiscal 2017. Refer to “Note 11. Convertible Senior Notes”

Interest and other income (expense), net was $(3.2) million in fiscal 2017 as compared to $(1.2) million in fiscal 2016. The $2.0 million change was primarily due to amortization of the debt discount on the 2024 Notes in fiscal 2017 of $5.1 million offset by interest income on the short-term investments and cash equivalents of $1.1 million.
Unrealized Gain (Loss) on Derivative Liabilities
Unrealized loss on Series A Preferred Stock derivative liability amounted to $0.8 million, $41.3 million, and $0.6 million for the fiscal years 2018, 2017, and 2016, respectively. The change is primarily related to the change in the price of our underlying common stock and is reflected in the consolidated statements of operations as “Unrealized gain (loss) on derivative liabilities”. For further discussion of our derivative liability, see “Note 12. Derivative Liability” in the Notes to Consolidated Financial Statements.
Unrealized loss on the derivate liability from the 2024 Notes in the amount of $62.9 million is also included in the “Unrealized gain (loss) on derivative liabilities” of our consolidated statements of operations for the year ended July 1, 2017. On June 29, 2017, we met the requirements to account for the conversion option of the 2024 Notes as equity and the conversion option is no longer marked to market. Refer to “Note 11. Convertible Senior Notes” in the Notes to Consolidated Financial Statements.
Provision for (Benefit from) Income Taxes (in millions)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Provision for (benefit from) income taxes	$(118.7)	$42.7	$0.4
We recorded a provision (benefit) for income taxes of $(118.7) million, $42.7 million, and $0.4 million in fiscal 2018, 2017, and 2016, respectively.
Our provision for income taxes for fiscal 2018 differed from the tax provision based on the U.S. statutory federal income tax rate of approximately 28% as a result of $207.2 million of income tax benefit related to the release of valuation allowance against our U.S. federal and certain state deferred tax assets, partially offset by $80.5 million of income tax expense related to the remeasurement of our net deferred tax assets as a result of reduction in the U.S. federal corporate tax rate. Our provision for income taxes was also impacted by the benefit our foreign income being taxed at lower rates than the U.S. statutory rate, as well as the benefit of research and development tax credits.
Our provision for income taxes for fiscal 2017 differed from the tax provision based on the then-U.S. statutory federal income tax rate of 35% primarily as a result of $36.5 million of income tax expense related to the non-deductible unrealized losses associated with the embedded derivatives for the Series A Preferred Stock and the 2024 Notes, as well as $8.4 million of unrecognized tax benefits, $4.9 million of non-deductible stock-based compensation, and $21.5 million of changes in the valuation allowance against our deferred tax assets. Our provision for income taxes was also impacted by the benefit of our foreign income being taxed at lower rates than the U.S. statutory rate, as well as the income tax benefit of research and development tax credits.
Our effective tax rate of 4.1% in fiscal 2016 differed from the then-U.S. statutory federal income tax rate of 35%, primarily due to changes in the valuation allowance against our deferred tax assets, offset by the benefit of our foreign income being taxed at different rates than the U.S. statutory rates.
As of June 30, 2018, we had net deferred tax assets of $125.3 million, which were mainly comprised of goodwill and intangible assets related to tax assets established in the spin-off from JDSU.
During fiscal 2018, our subsidiary in Thailand operated under a tax holiday. The tax holiday will expire in fiscal 2025 unless extension is granted by the Thailand government and we continue to meet the requirements thereunder. If we do not meet the tax holiday requirements or we decide not to extend the tax holiday, income earned in Thailand will be subject to higher statutory income tax rate, which may cause our effective tax rate to increase.
For further discussion of our income tax provision, see “Note 15. Income Taxes” in the Notes to Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$2.7	$—	$1.0	$0.4	$1.3
Purchase obligations (1)	173.5	165.5	7.9	—	0.1
Operating lease obligations (1)	30.8	11.6	11.6	5.8	1.8
Capital lease obligation (1)	9.4	9.0	0.4	—	—
Pension plan contributions (2)	0.5	0.5	—	—	—
0.25% Convertible Senior Notes due 2024	450.0	—	—	—	450.0
Interest on 2024 Notes (3)	6.7	1.1	2.2	2.2	1.2
Acquisition contingencies (4)	3.0	—	3.0	—	—
Total	$676.6	$187.7	$26.1	$8.4	$454.4
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
(3) Includes interest on our 0.25% Convertible Senior Notes due 2024 through March 2024 as we have the right to redeem the 2024 Notes in whole or in part at any time on or after March 15, 2024. Refer to “Note 11. Convertible Senior Notes” in the Notes to Consolidated Financial Statements.
(4) Refer to “Note 9. Fair Value Measurements” in the Notes to Consolidated Financial Statements.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
As of June 30, 2018, asset retirement obligations presented in the preceding table are included in other non-current liabilities on our consolidated balance sheet. As of June 30, 2018, our other non-current liabilities also include $6.1 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
In addition to the obligations discussed above, at the time of the closing of the Oclaro acquisition, which is expected in the next fiscal year, we will be required to pay cash consideration as described further in “Acquisitions” below. We also expect to incur indebtedness in an aggregate principal amount of approximately $500 million pursuant to a senior secured term loan facility entered into in connection with the closing of the Oclaro acquisition.
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
On March 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oclaro, Inc. (“Oclaro”), Prota Merger Sub, Inc., and Prota Merger, LLC, pursuant to which we will acquire Oclaro and Oclaro will become a wholly-owned subsidiary of Lumentum. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 of a share of Lumentum common stock, subject to the conditions and restrictions set forth in the Merger Agreement. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement. Oclaro stockholders will own approximately 16% of the combined company following the closing. Oclaro’s stockholders approved the Merger Agreement on July 10, 2018 and we have received approval for the transaction under the Hart-Scott Rodino Act in the United States. We are in the process of obtaining antitrust approval in China. The Merger Agreement contains certain termination rights for both Lumentum and Oclaro. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, Lumentum may be required to pay Oclaro a termination fee of $80 million.
As of August 23, 2018, the total transaction consideration was expected to be approximately $1.7 billion, which would be funded by a combination of $700 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company.
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities. We acquired all of the outstanding shares of the company for a total purchase consideration of $8.7 million. In connection with the acquisition, we paid upfront cash consideration of $5.1 million, incurred liabilities of $2.7 million contingent upon the achievement of certain production targets being achieved within 36 months following the acquisition date, and retained $0.9 million of the purchase price as security for the seller’s indemnification obligations, which was fully paid to the seller subsequent to the year ended June 30, 2018.
Pension Benefits
  As a result of acquiring Time-Bandwidth in January 2014, we have a pension plan for our employees in Switzerland. This plan is open to new participants and additional service costs are being accrued. The Switzerland plan is partially funded. As of June 30, 2018, our pension plan was under funded by $3.5 million since the projected benefit obligation (“PBO”) exceeded the fair value of the plan assets.
We expect to contribute $0.5 million to the Switzerland plan during fiscal 2019.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of $1.3 million or $(1.1) million, based upon data as of June 30, 2018.

Financial Condition
Liquidity and Capital Resources
As of June 30, 2018 and July 1, 2017, our cash and cash equivalents of $397.3 million and $272.9 million, respectively, were held predominantly in the United States. The total amount of cash outside the United States as of June 30, 2018 was $37.8 million, which was primarily held in Cayman Islands, Hong Kong, British Virgin Islands, Netherlands, Thailand, and Japan. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, such as our new Thailand facility, strategic transactions and partnerships, and acquisitions. Our intent is to indefinitely reinvest funds held outside the United States, except for the funds held in the Cayman Islands and Hong Kong, and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is insignificant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
Fiscal 2018
As of June 30, 2018, our consolidated balance of cash and cash equivalents increased by $124.4 million, to $397.3 million from $272.9 million as of July 1, 2017. The increase in cash and cash equivalents was mainly due to cash provided by operating activities of $247.5 million during fiscal 2018 offset by purchases of short-term investments, net of sales of $33.8 million and capital expenditures of $93.2 million.
Cash provided by operating activities was $247.5 million for the year ended June 30, 2018, primarily resulting from $248.1 million of net income and $18.5 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of discount on the 2024 Notes, net of the release of the valuation allowance), offset by $19.1 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $30.8 million, offset by an increase in accrued expenses and other current and non-current liabilities of $11.9 million.
Cash used in investing activities of $127.0 million for the year ended June 30, 2018, was primarily attributable to capital expenditures of $93.2 million and purchases of short-term investments, net of sales of $33.8 million.
Cash provided by financing activities was $3.8 million for the year ended June 30, 2018, resulting primarily from the issuance of common stock under the 2015 Employee Stock Purchase Plan of $9.2 million offset by repayment of capital lease obligation of $6.4 million.
Fiscal 2017
As of July 1, 2017, our consolidated balance of cash and cash equivalents increased by $115.8 million, to $272.9 million from $157.1 million as of July 2, 2016. The increase in cash and cash equivalents was mainly due to proceeds from the issuance of the 2024 Notes during fiscal 2017, offset by the purchases of short-term investments and property, plant and equipment.
Cash provided by operating activities was $85.0 million for the year ended July 1, 2017, primarily resulting from $102.5 million of net loss and $199.4 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and unrealized loss on derivative liabilities, the impact of which was offset by changes in excess tax benefit associated with stock-based compensation. In addition, changes in our operating assets and liabilities of $11.9 million related primarily to an increase in inventories of $41.7 million and a decrease in accounts payable of $16.9 million related to non-cash items such as $10.0 million unpaid property, plant and equipment, offset by a decrease in income taxes, net of $42.7 million.
Cash used in investing activities was mainly for capital expenditures and purchases of short-term investments, net of sales of $138.1 million and $282.5 million, respectively, for the year ended July 1, 2017. Changes in investing cash flow in fiscal 2017 also related to the acquisition of a business for $5.1 million.
Cash provided by financing activities was $456.7 million for the year ended July 1, 2017, resulting primarily from proceeds of $442.3 million from the issuance of the 2024 Notes.

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
Cash used in investing activities included $82.0 million of cash used for capital expenditures, primarily to expand our manufacturing capacity.
Cash provided by financing activities was $136.4 million, resulting primarily from net transfers from Viavi of $134.2 million at the Separation date.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of June 30, 2018, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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
In March 2018, we entered into the Merger Agreement with Oclaro. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 of a share of Lumentum common stock, subject to the conditions and restrictions set forth in the Merger Agreement. In connection with the acquisition of Oclaro, we have entered into a commitment letter with Deutsche Bank, pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of $550 million, with a provision for additional senior secured term loans in an aggregate principal amount not to exceed $250 million. As of August 23, 2018, the total transaction consideration was expected to be approximately $1.7 billion, which would be funded by a combination of $700 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the fiscal years ended June 30, 2018, July 1, 2017, and July 2, 2016, we recorded unrealized gain (loss) of $0.3 million, $0.6 million and $(0.9) million, respectively, in the interest and other income (expense), net in the Consolidated Statements of Operations included in this Annual Report.
Although we sell primarily in U.S. Dollar, we have foreign currency exchange risks related to our operating expenses denominated in currencies other than the U.S. Dollar, principally the Thai Baht, Taiwan Dollar, Canadian Dollar, Japanese Yen, Swiss Franc, Euro, and Chinese Yuan. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
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
In March 2017, we issued the 2024 Notes in a private placement with an aggregate principal amount of $450 million. We carry the 2024 Notes at face value less amortized discount on the consolidated balance sheet. The 2024 Notes bear interest at a rate of 0.25% per year. Since the 2024 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the potential value of the shares to be distributed to the holders of 2024 Notes changes when the market price of our stock fluctuates. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.
The conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. On a quarterly basis, the derivative liability is marked to market based on the fair values of the conversion feature, with the resulting income or loss recorded as unrealized gain (loss) on a derivative liability on our consolidated statements of operations. The determination of fair values includes various inputs, including volatility and interest rate assumptions (see “Note 12. Derivative Liability”). However, the change in the fair value of our common stock has the largest impact to the fair value of the derivative. Based on a hypothetical $10.00 per share increase or decrease in the fair value of our common stock, our net income would be reduced or increased by approximately ($14.5) million or $14.5 million, respectively, for the Series A Preferred Stock derivative.
Interest Rate Fluctuation Risk
As of June 30, 2018, we had cash, cash equivalents, and short-term investments of $711.5 million. Cash equivalents and short-term investments are primarily comprised of highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of June 30, 2018, the weighted-average duration of our investment portfolio was less than six months. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 30, 2018, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.5 million, and a hypothetical increase or decrease of 0.5% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.2 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lumentum Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 30, 2018 and July 1, 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and redeemable convertible preferred stock, stockholders’ equity and invested equity for each of the two years in the period ended June 30, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and July 1, 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 28, 2018

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lumentum Holdings Inc.

In our opinion, the consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock, stockholders’ equity, and invested equity and of cash flows for the year ended July 2, 2016 present fairly, in all material respects, the results of operations and cash flows of Lumentum Holdings Inc. and its subsidiaries for the year ended July 2, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended July 2, 2016, appearing under Item 15(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
September 2, 2016

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Net revenue	$1,247.7	$1,001.6	$903.0
Cost of sales	812.4	677.0	618.9
Amortization of acquired developed technologies	3.2	6.5	6.8
Gross profit	432.1	318.1	277.3
Operating expenses:
Research and development	156.8	148.3	141.1
Selling, general and administrative	128.2	110.2	117.3
Restructuring and related charges	7.2	12.0	7.4
Total operating expenses	292.2	270.5	265.8
Income from operations	139.9	47.6	11.5
Unrealized loss on derivative liabilities	(0.8)	(104.2)	(0.6)
Interest and other income (expense), net	(9.7)	(3.2)	(1.2)
Income (loss) before income taxes	129.4	(59.8)	9.7
Provision for (benefit from) income taxes	(118.7)	42.7	0.4
Net income (loss)	248.1	(102.5)	9.3

Items reconciling net income (loss) to net income (loss) attributable to common stockholders:
Cumulative dividends on Series A Preferred Stock	(0.9)	(0.9)	(0.8)
Accretion of Series A Preferred Stock	—	—	(11.7)
Earnings allocated to Series A Preferred Stock	(5.7)	—	—
Net income (loss) attributable to common stockholders - Basic	$241.5	$(103.4)	$(3.2)

Net income (loss) attributable to common stockholders - Diluted	$241.5	$(103.4)	$(3.2)

Net income (loss) per share attributable to common stockholders:
Basic	$3.88	$(1.71)	$(0.05)
Diluted	$3.82	$(1.71)	$(0.05)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	62.3	60.6	59.1
Diluted	63.3	60.6	59.1

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Net income (loss)	$248.1	$(102.5)	$9.3
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(0.2)	(1.2)	(2.0)
Net change in unrealized loss on available-for-sale securities	(1.6)	—	—
Net change in defined benefit obligation	0.8	(0.8)	(1.1)
Other comprehensive income (loss), net of tax	(1.0)	(2.0)	(3.1)
Comprehensive income (loss), net of tax	$247.1	$(104.5)	$6.2

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2018	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$397.3	$272.9
Short-term investments	314.2	282.4
Accounts receivable, net	197.1	166.3
Inventories	153.6	145.2
Prepayments and other current assets	65.0	63.5
Total current assets	1,127.2	930.3
Property, plant and equipment, net	306.9	273.5
Goodwill and intangibles, net	18.3	21.5
Deferred income taxes	125.6	3.9
Other non-current assets	3.5	3.7
Total assets	$1,581.5	$1,232.9
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126.5	$114.8
Accrued payroll and related expenses	31.5	27.5
Accrued expenses	33.9	19.3
Other current liabilities	22.1	22.6
Total current liabilities	214.0	184.2
Convertible notes	334.2	317.5
Derivative liability	52.4	51.6
Other non-current liabilities	19.0	25.0
Total liabilities	619.6	578.3
Commitments and contingencies (Note 18)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A Preferred Stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of June 30, 2018 and July 1, 2017	35.8	35.8
Total redeemable convertible preferred stock	35.8	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 62,790,087 and 61,476,103 shares issued and outstanding as of June 30, 2018 and July 1, 2017, respectively	0.1	0.1
Additional paid-in capital	753.2	694.5
Retained earnings (accumulated deficit)	166.4	(83.2)
Accumulated other comprehensive income	6.4	7.4
Total stockholders’ equity	926.1	618.8
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$1,581.5	$1,232.9

See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
OPERATING ACTIVITIES:
Net income (loss)	$248.1	$(102.5)	$9.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	74.0	54.2	47.4
Stock-based compensation	46.8	32.7	24.9
Unrealized loss on derivative liabilities	0.8	104.2	0.6
Amortization of acquired developed technologies and other intangibles	3.2	6.8	7.2
Loss on disposal of property, plant and equipment	0.6	0.2	0.6
Excess tax benefit associated with stock-based compensation	—	(3.8)	—
Amortization of discount on 0.25% Convertible Senior Notes due 2024	16.7	5.1	—
Release of valuation allowance, net	(124.0)	—	—
Other non-cash (income) expenses	0.4	—	—
Changes in operating assets and liabilities:
Accounts receivable	(30.8)	4.2	(21.8)
Inventories	(7.7)	(41.7)	(3.1)
Prepayments and other current and non-currents assets	6.1	(7.4)	(12.7)
Income taxes, net	(7.3)	42.7	(3.4)
Accounts payable	4.8	(16.9)	28.9
Accrued payroll and related expenses	3.9	1.0	9.2
Accrued expenses and other current and non-current liabilities	11.9	6.2	(0.5)
Net cash provided by operating activities	247.5	85.0	86.6
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(93.2)	(138.1)	(82.0)
Acquisition of business, net of cash acquired	—	(5.1)	—
Purchases of short-term investments	(634.3)	(290.7)	—
Proceeds from maturities and sales of short-term investments	600.5	8.2	—
Net cash used in investing activities	(127.0)	(425.7)	(82.0)
FINANCING ACTIVITIES:
Net transfers from Viavi	—	—	134.2
Proceeds from the issuance of 0.25% Convertible Senior Notes due 2024, net of issuance costs	—	442.3	—
Excess tax benefit associated with stock-based compensation	—	3.8	—
Payment of dividends - Series A Preferred Stock	(0.7)	(0.9)	(0.5)
Payment of financing obligation related to acquisition	—	—	(2.3)
Proceeds from employee stock plans	9.2	8.1	3.1
Repayment of capital lease obligation	(6.4)	—	—
Proceeds from the exercise of stock options	1.7	3.4	1.9
Net cash provided by financing activities	3.8	456.7	136.4
Effect of exchange rates on cash and cash equivalents	0.1	(0.2)	1.6
Increase in cash and cash equivalents	124.4	115.8	142.6
Cash and cash equivalents at beginning of period	272.9	157.1	14.5
Cash and cash equivalents at end of period	$397.3	$272.9	$157.1
Supplemental disclosure of cash flow information:
Cash paid for taxes	$12.7	$9.5	$2.7
Cash paid for interest	1.3	—	—
Unpaid property, plant and equipment in accounts payable and accrued expenses	17.2	18.4	13.1
Equipment acquired under capital lease	15.6	—	—
Accretion of Series A Preferred Stock	—	—	11.7
See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS' EQUITY, AND INVESTED EQUITY
(in millions)

	(in millions)
	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Viavi Net Investment	Total Invested Equity / Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 27, 2015	—	$—	—	$—	$—	$—	$12.5	$368.1	$380.6

Pre-Separation activity:
Net income (loss)	—	—	—	—	—	—	—	(11.7)	(11.7)
Other comprehensive income (loss)	—	—	—	—	—	—	(4.7)	—	(4.7)
Transfers from Viavi	—	—	—	—	—	—	—	136.5	136.5
Total pre-Separation activity	—	—	—	—	—	—	(4.7)	124.8	120.1

Post-Separation activity:
Issuance of common stock and reclassification of parent company investment in connection with the Separation	—	—	58.8	0.1	457.0	—	—	(457.1)	—
Issuance of redeemable convertible preferred stock, net of issuance costs of $2.0	—	33.8	—	—	—	—	—	(35.8)	(35.8)
Accretion of equity issuance costs	—	2.0	—	—	(2.0)	—	—	—	(2.0)
Recognition of the bifurcation of the preferred stock’s derivative liability component	—	(9.7)	—	—	—	—	—	—	—
Recognition of the redemption value of the convertible preferred stock	—	9.7	—	—	(9.7)	—	—	—	(9.7)
Declared dividend for preferred stock	—	—	—	—	—	(0.8)	—	—	(0.8)
Other comprehensive income (loss)	—	—	—	—	—	—	1.6	—	1.6
Release of common stock shares upon vesting of restricted stock units	—	—	0.8	—	—	—	—	—	—
Shares withheld for the withholding on vesting of restricted stock units	—	—	(0.3)	—	(6.8)	—	—	—	(6.8)
Exercise of stock options	—	—	0.1	—	1.9	—	—	—	1.9
ESPP shares issued	—	—	0.2	—	3.1	—	—	—	3.1
Stock-based compensation	—	—	—	—	24.2	—	—	—	24.2
Net income (loss)	—	—	—	—	—	21.0	—	—	21.0
Total post-Separation activity	—	35.8	59.6	0.1	467.7	20.2	1.6	(492.9)	(3.3)
Balance as of July 2, 2016	—	35.8	59.6	0.1	467.7	20.2	9.4	—	497.4

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS' EQUITY, AND INVESTED EQUITY
(in millions)

	(in millions)
	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Viavi Net Investment	Total Invested Equity / Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Net income (loss)	—	—	—	—	—	(102.5)	—	—	(102.5)
Other comprehensive income (loss)	—	—	—	—	—	—	(2.0)	—	(2.0)
Declared dividend for preferred stock	—	—	—	—	—	(0.9)	—	—	(0.9)
Reclassification of 2024 Notes derivative liability in connection with cash settlement condition	—	—	—	—	192.8	—	—	—	192.8
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.6	—	(12.2)	—	—	—	(12.2)
ESPP shares issued	—	—	0.3	—	8.1	—	—	—	8.1
Stock-based compensation	—	—	—	—	34.3	—	—	—	34.3
Excess tax benefit associated with stock-based compensation	—	—	—	—	3.8	—	—	—	3.8
Balance as of July 1, 2017	—	35.8	61.5	0.1	694.5	(83.2)	7.4	—	618.8
Net income (loss)	—	—	—	—	—	248.1	—	—	248.1
Other comprehensive income (loss)	—	—	—	—	—	—	(1.0)	—	(1.0)
Declared dividend for preferred stock	—	—	—	—	—	(0.9)	—	—	(0.9)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.1	—	1.7	—	—	—	1.7
ESPP shares issued	—	—	0.2	—	9.2	—	—	—	9.2
Stock-based compensation	—	—	—	—	47.6	—	—	—	47.6
Cumulative effect of stock compensation accounting change (Note 2)	—	—	—	—	0.2	2.4	—	—	2.6
Balance as of June 30, 2018	—	$35.8	62.8	$0.1	$753.2	$166.4	$6.4	$—	$926.1
See accompanying notes to consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum (we, us, our or the Company) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including OpComms and Lasers for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be OEMs that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that Network Equipment Manufacturers (“NEMs”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, and gaming who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.
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
See “Note 3. Related Party Transactions” in the Notes to Consolidated Financial Statements regarding the relationships we had with Viavi.
The preparation of the consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, accounting for income taxes, long-lived asset valuation, warranty, valuation of derivative liability, business combinations, and valuation of goodwill.
On March 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oclaro, Prota Merger Sub, Inc., and Prota Merger, LLC, pursuant to which we will acquire Oclaro and Oclaro will become a wholly-owned subsidiary of Lumentum. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 of a share of Lumentum common stock, subject to the conditions and restrictions set forth in the Merger Agreement. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement. Oclaro stockholders will own approximately 16% of the combined company following the closing. Oclaro’s stockholders approved the Merger Agreement on July 10, 2018 and we have received approval for the transaction under the Hart-Scott Rodino Act in the United States. We are in the process of obtaining antitrust approval in China. The Merger Agreement

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contains certain termination rights for both Lumentum and Oclaro. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, Lumentum may be required to pay Oclaro a termination fee of $80 million.
As of August 23, 2018, the total transaction consideration was expected to be approximately $1.7 billion, which would be funded by a combination of $700 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company.
In connection with the Merger Agreement, Lumentum entered into a commitment letter, dated as of March 11, 2018, with Deutsche Bank Securities Inc. and Deutsche Bank AG New York, New York Branch (“Deutsche Bank”), pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $550 million, with a provision for additional senior secured term loans in an aggregate principal amount not to exceed $250 million.
The transaction is subject to customary closing conditions, including antitrust regulatory approval in China. The transaction is not subject to any financing condition. The transaction is expected to be completed in the second half of calendar 2018.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2018 ended on June 30, 2018 and was a 52-week year. Our fiscal 2017 ended on July 1, 2017 and was a 53-week year. Our fiscal 2016 ended on July 2, 2016 and was a 52-week year.
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
Certain prior period amounts have been reclassified to conform to the current year presentation on the notes to consolidated financial statements. The reclassification of the prior period amounts did not impact previously reported consolidated financial statements.
Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider highly-liquid fixed income securities with original maturities of three months or less at the time of purchase to be cash equivalents. As of fiscal year ended June 30, 2018, cash and cash equivalents mainly consist of commercial papers, U.S. Treasury securities, and U.S. Agency securities. As of fiscal year ended July 1, 2017, our cash and cash equivalents did not include any investments with original maturities of three months or less.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Basic and Diluted Net Income (Loss) per Common Share
Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, preferred stock, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.
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
In March 2017, we issued $450 million in aggregate principal amount of 0.25% Convertible Senior Notes due in 2024 (the “2024 Notes”). We have the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact to diluted

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings per share until the average price of our common stock exceeds the conversion price of $60.62. Refer to “Note 11. Convertible Senior Notes” for details.
The dilutive effect of securities from the 2015 Equity Incentive Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of unamortized share-based compensation expense are collectively assumed to be used to repurchase hypothetical shares. An increase in the fair value of our common stock can result in a greater dilutive effect from potentially dilutive awards.
Anti-dilutive potential shares from 2015 Equity Incentive Plan are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method.
In periods when we have a net loss, all potentially dilutive securities are excluded from our calculation of earnings per share as their inclusion would have been anti-dilutive.
Inventory Valuation
Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted usage to the lower of their cost or estimated net realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels and historical usage by product, expected product lifecycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Revenue Recognition
During the periods presented, we recognized revenue when all four revenue recognition criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) the product has been delivered or the service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured. Revenue from product sales is recorded when all of the foregoing conditions are met and risk of loss and title passes to the customer. Our products typically include a warranty and the estimated cost of product warranty claims, based on historical experience, is recorded at the time the sale is recognized. Sales to customers are generally not subject to price protection or return rights. The majority of our sales are made to OEMs, distributors, resellers and end-users.
We record as a reduction to revenues reserves for sales returns based upon historical experience rates and for any specific known customer amounts. We also provide certain distributors and OEMs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale. Historically these volume discounts have not been significant. For revenue recognition changes related to implementation of ASU 2014-09, refer to “Note 2. Recent Accounting Pronouncements”.
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.
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
Based on the impairment analysis performed in the fourth quarter of each year presented, the fair value of our reporting unit substantially exceeded the carrying value; as such, our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Net periodic pension cost (income) (“NPPC”) is recorded in the consolidated statements of operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) that arise during the current year are first recognized as a component of accumulated other comprehensive income in the consolidated balances sheets, net of tax. Prior service cost is amortized as a component of NPPC over the average remaining service period of active plan participants starting at the date the plan amendment is adopted. Deferred actuarial (gains) losses are subsequently recognized as a component of NPPC if they exceed the greater of 10% of PBO or the fair value of plan assets, with the excess amortized over the average remaining service period of active plan participants.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During fiscal 2018, 2017 and 2016, several customers generated more than 10% of total net revenue. Refer to “Note 19. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements.
As of June 30, 2018, two customers represented greater than 10% of total accounts receivable, net. As of July 1, 2017, one customer represented greater than 10% of total accounts receivable, net.
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
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, within the consolidated statements of redeemable convertible preferred stock, stockholders’ equity, and invested equity. Income and expense accounts are translated at the average exchange rates during the year. Gains and losses from re-measurement of monetary assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations as a component of interest and other income (expense), net. Net gains or (losses) resulting from foreign currency transactions, including hedging gains and losses that were previously allocated to us by Viavi, are reported in interest and other income (expense), net and were $0.3 million, $0.6 million and $(0.9) million during fiscal 2018, 2017 and 2016, respectively. There were no allocations of expenses from Viavi for the fiscal 2018 and 2017. Refer to “Note 3. Related Party Transactions” in the Notes to Consolidated Financial Statements for allocations from Viavi during fiscal 2016.
Stock-based Compensation
Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on fair value at the grant date.
Restricted stock units (“RSUs”) are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and expected to vest over one to four years. For new-hire grants, RSUs generally vest ratably on an annual basis over four years. For annual refresh grants, RSUs generally vest ratably on an annual, or combination of annual and quarterly, basis over three years.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance stock units (“PSUs”) are grants of shares of our common stock that vest upon the achievement of certain performance and service conditions. We account for the fair value of PSUs using the closing market price of our common stock on the date of grant. We begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. Our PSUs are subject to risk of forfeiture until performance and service conditions are satisfied and generally vest over three years.
We estimate the fair value of the rights to acquire stock under our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) using the Black-Scholes option pricing formula. Our 2015 Purchase Plan provides for consecutive six-month offering periods. We recognize such compensation expense on a straight-line basis over the requisite service period. We calculate the volatility factor based on our historical stock prices.
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
Derivative Liability
The Series A Preferred Stock issued by our subsidiary Lumentum Inc. is redeemable at the option of the holder after five years and classified as non-controlling interest redeemable convertible preferred stock in our consolidated balance sheet and is measured at its redemption value. The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. In March 2017, we issued $450.0 million in aggregate principal amount of 2024 Notes, which are due in March 2024 unless earlier repurchased by us or converted pursuant to their terms. Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. On June 29, 2017, we met the requirements to account for the conversion option of the 2024 Notes as equity and the conversion option is no longer marked to market. On a quarterly basis, the derivative liability for the Series A Preferred Stock is marked to market based on the fair value of the conversion feature, with the resulting income or loss recorded as unrealized loss on the derivative liabilities on our consolidated statements of operations. The determination of fair value includes various inputs, including volatility and interest rate assumptions. However, the change in the fair value of our common stock has the largest impact to the fair value of the derivatives. During fiscal 2018, 2017, and 2016, we recognized unrealized loss on derivative liabilities of $0.8 million, $104.2 million, and $0.6 million, respectively.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 2. Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
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
All excess tax benefits and deficiencies are recognized in the income tax provision in the consolidated statements of operations prospectively, rather than in additional paid-in-capital in the consolidated balance sheets. In addition, the standard eliminates the requirement to defer recognition of excess tax benefits until they are realized through a reduction to income taxes payable. We present excess tax benefits as an operating activity in the consolidated statements of cash flows on a prospective basis.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements Not Yet Effective
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU 2017-01 are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2019 and should be applied prospectively. The implementation of ASU 2017-01 will not have a material impact on our consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments contained in ASU 2017-04 are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, which should be applied prospectively. We plan to adopt the accounting standard update in our first quarter of fiscal 2020. We do not believe the implementation of ASU 2017-04 will have a material impact on our consolidated financial statements.
In October 2016, FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets other than Inventory. The new guidance removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new guidance will be effective for us in our first quarter of fiscal 2019. We do not believe that the adoption of ASU 2016-16 will have a material impact on our financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amendments contained in ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. The accounting standard update will be effective for us in the first quarter of fiscal 2019 and will be applied prospectively. If we elect to settle the principal amounts of our 2024 Notes (refer to “Note 11. Convertible Senior Notes”) in cash, the payment will be bifurcated between (i) cash outflows for operating activities of $137.6 million for the portion related to accreted interest attributable to debt discount, and (ii) financing activities for the remainder of $312.4 million.
In February 2016, FASB issued ASU 2016-02, Leases. The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new guidance contained in ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods, with early adoption permitted. The standard is effective for us in our first quarter of fiscal 2020 where we will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with an option to elect certain practical expedients. Based on our current lease portfolio, we estimate the value of leased assets and liabilities that may be recognized will be material. We are continuing to evaluate the impact of ASU 2016-02 which is subject to change.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, accordingly, we expect more judgment and estimates may be required within the revenue recognition process than is required under the previous revenue recognition standard, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning on July 1, 2018. ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We elected to adopt ASU 2014-09 using the modified retrospective method and will apply the standard to contracts that are not completed as of July 1, 2018.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have completed our analysis of open revenue contracts as of July 1, 2018. Based on our assessment, the impact on revenue in our consolidated financial statements or disclosures is not material because under ASU 2014-09 we continue to recognize most revenue at the point-in-time when control transfers.
In the preparation for the adoption of ASU 2014-09, we have implemented internal controls to enable the preparation of financial information and related disclosures in accordance with this standard.
Note 3. Related Party Transactions
Transactions with Viavi
Since October 2017, all transactions with Viavi were no longer related party transactions, as Viavi held less than 5% of our total shares outstanding.
During the fiscal year ended July 1, 2017, we recognized revenue of $3.6 million from products sold to Viavi. During the fiscal year ended July 1, 2017, we recorded $0.5 million in research and development cost reimbursement and $0.7 million in sublease rental income. As of July 1, 2017, we had $0.1 million in trade accounts receivable due from Viavi and $0.5 million in other receivables from Viavi. As of July 1, 2017, we had $0.2 million in trade payables due to Viavi. During the fiscal year ended July 1, 2017, we recorded $0.6 million in other income, which resulted from a tax indemnification agreement between Lumentum and Viavi.  As a result, we had $0.6 million in other non-current assets due from Viavi as of July 1, 2017.
During the fiscal year ended July 2, 2016, we recognized revenue of $3.3 million from products sold to Viavi. During the fiscal year ended July 2, 2016, we recorded $2.3 million in research and development cost reimbursement and $0.7 million in sublease rental income. As of July 2, 2016, we had $1.1 million in accounts receivable due from Viavi.
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
There were no allocations of expenses from Viavi for the fiscal years ended June 30, 2018 or July 1, 2017. During the fiscal year ended July 2, 2016, allocated costs from Viavi included in the accompanying consolidated statements of operations were as follows (in millions):

July 2, 2016
Selling, general and administrative	$11.7
Interest and other (income) expenses, net	(0.1)
Interest expense	0.1
Total allocated costs	$11.7

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in millions, except per share data):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Basic Earnings per Common Share
Net income (loss)	$248.1	$(102.5)	$9.3
Less: Cumulative dividends on Series A Preferred Stock	(0.9)	(0.9)	(0.8)
Less: Earnings allocated to Series A Preferred Stock	(5.7)	—	—
Less: Accretion of Series A Preferred Stock	—	—	(11.7)
Net income (loss) attributable to common stockholders - Basic	$241.5	$(103.4)	$(3.2)

Weighted average common shares outstanding including Series A Preferred Stock	63.8	62.1	60.4
Less: Weighted average Series A Preferred Stock	(1.5)	(1.5)	(1.3)
Basic weighted average common shares outstanding	62.3	60.6	59.1
Net income (loss) per share attributable to common stockholders - Basic	$3.88	$(1.71)	$(0.05)

Diluted Earnings per Common Share
Net income (loss) attributable to common stockholders - Diluted	$241.5	$(103.4)	$(3.2)
Weighted average common shares outstanding for basic earnings per common share	62.3	60.6	59.1
Effect of dilutive securities from 2015 Equity Incentive Plan	1.0	—	—
Effect of diluted securities from Series A Preferred Stock	—	—	—
Diluted weighted average common shares outstanding	63.3	60.6	59.1
Net income (loss) per share attributable to common stockholders - Diluted	$3.82	$(1.71)	$(0.05)
On August 1, 2015, JDSU distributed 47.1 million shares, or 80.1% of the outstanding shares of the Company’s common stock to existing holders of JDSU common stock. The weighted average number of common stock outstanding is calculated as the number of shares of common stock outstanding immediately following the Separation, and the weighted average number of shares outstanding following the Separation through June 30, 2018. Diluted earnings (loss) per share is calculated by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Separation.
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
In March 2017, we issued $450 million in aggregate principal amount of 2024 Notes. We have the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62. Refer to “Note 11. Convertible Senior Notes” for further discussion.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The dilutive effect of securities from the 2015 Equity Incentive Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of unamortized share-based compensation expense are collectively assumed to be used to repurchase hypothetical shares. An increase in the fair value of our common stock can result in a greater dilutive effect from potentially dilutive awards.
Anti-dilutive potential shares from 2015 Equity Incentive Plan are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method.
For the year ended July 2, 2016, 1.2 million weighted average shares related to our 2015 Equity Incentive Plan were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive based on applying the treasury stock method. For the years ended June 30, 2018 and July 1, 2017, based on the treasury stock method, weighted average shares from 2015 Equity Incentive Plan excluded from the calculation of diluted shares were not material.
For the years ended July 1, 2017 and July 2, 2016, 1.0 million and 0.8 million weighted average shares related to our 2015 Equity Incentive Plan, respectively, were excluded from the calculation of diluted shares due to the net loss reported in these periods.
Note 5. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligation, and available-for-sale securities.
As of June 30, 2018 and July 1, 2017, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax (1)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of June 27, 2015	$13.7	$(1.2)	$—	$12.5
Other comprehensive income (loss)	(2.0)	(1.1)	—	(3.1)
Beginning balance as of July 2, 2016	11.7	(2.3)	—	9.4
Other comprehensive income (loss)	(1.2)	(0.8)	—	(2.0)
Beginning balance as of July 1, 2017	10.5	(3.1)	—	7.4
Other comprehensive income (loss)	(0.2)	0.8	(1.6)	(1.0)
Ending balance as of June 30, 2018	$10.3	$(2.3)	$(1.6)	$6.4
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
As of June 30, 2018, the assets acquired under this TSA are not material.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Balance Sheet Details
Accounts receivable allowances
As of June 30, 2018 and July 1, 2017, our accounts receivable allowance balance was $2.6 million and $1.8 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	June 30, 2018	July 1, 2017
Finished goods	$98.2	$71.7
Work in process	34.5	49.4
Raw materials and purchased parts	20.9	24.1
Inventories	$153.6	$145.2
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	June 30, 2018	July 1, 2017
Capitalized manufacturing overhead	$20.5	$30.1
Prepayments	19.5	12.3
Advances to contract manufacturers	14.0	10.5
Other current assets	11.0	10.6
Prepayments and other current assets	$65.0	$63.5
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	June 30, 2018	July 1, 2017 (1)
Land	$10.6	$10.6
Buildings and improvement	55.1	37.3
Machinery and equipment (2)	463.6	378.4
Computer equipment and software	26.3	26.2
Furniture and fixtures	2.2	3.6
Leasehold improvements	25.8	30.5
Construction in progress	52.6	84.6
	636.2	571.2
Less: Accumulated depreciation	(329.3)	(297.7)
Property, plant and equipment, net	$306.9	$273.5
(1) We have reclassified certain prior period amounts to conform to current period presentation.
(2) In the first quarter of fiscal 2018, we started leasing equipment from a vendor and have accounted for the transaction as a capital lease. Included in the table above is our capital lease asset of $15.6 million, gross and depreciation expense of $5.2 million as of June 30, 2018.
During fiscal 2018, 2017 and 2016, we recorded depreciation expense of $74.0 million, $54.2 million and $47.4 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our construction in progress primarily includes machinery and equipment that were purchased in order to increase our manufacturing capacity. We expect to place these assets in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	June 30, 2018	July 1, 2017
Warranty accrual (1)	$6.6	$9.7
Restructuring accrual and related charges (2)	1.9	3.8
Deferred revenue and customer deposits	2.8	6.9
Capital lease obligation (3)	7.3	—
Other current liabilities	3.5	2.2
Other current liabilities	$22.1	$22.6
(1) Refer to “Note 18. Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
(2) Refer to “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.
(3) As of June 30, 2018, an amount of $1.6 million related to a capital lease was recorded in accounts payable on the consolidated balance sheet. Refer to “Note 18. Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	June 30, 2018	July 1, 2017
Asset retirement obligations	$2.7	$2.5
Pension and related accrual	3.5	3.9
Deferred rent	2.6	3.3
Unrecognized tax benefit	6.1	10.5
Capital lease obligation (1)	0.4	—
Other non-current liabilities	3.7	4.8
Other non-current liabilities	$19.0	$25.0
(1) Refer to “Note 18. Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents and short-term investments
The following table summarizes our cash, cash equivalents, and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Cash	$103.6	$—	$—	$103.6
Cash equivalents:
Certificates of deposit	3.0	—	—	3.0
Commercial paper	112.1	—	—	112.1
Money market funds	0.8	—	—	0.8
U.S. Treasury securities	143.6	—	—	143.6
U.S. Agency securities	34.2	—	—	34.2
Total cash and cash equivalents	$397.3	$—	$—	$397.3
Short-term investments:
Certificates of deposit	$7.5	$—	$—	$7.5
Commercial paper	10.5	—	—	10.5
Asset-backed securities	68.0	—	(0.2)	67.8
Corporate debt securities	220.6	0.1	(1.5)	219.2
Municipal bonds	1.6	—	—	1.6
Mortgage-backed securities	4.2	—	—	4.2
Foreign government bonds	3.4	—	—	3.4
Total short-term investments	$315.8	$0.1	$(1.7)	$314.2

July 1, 2017
Cash	$201.3	$—	$—	$201.3
Cash equivalents:
Certificates of deposit	52.1	—	—	52.1
Commercial paper	14.7	—	—	14.7
Money market funds	4.8	—	—	4.8
Total cash and cash equivalents	$272.9	$—	$—	$272.9
Short-term investments:
Certificates of deposit	$202.1	$—	$—	$202.1
Asset-backed securities	26.1	—	—	26.1
Corporate debt securities	46.4	—	—	46.4
Municipal bonds	4.9	—	—	4.9
Foreign government bonds	1.0	—	—	1.0
U.S. Treasury securities	1.9	—	—	1.9
Total short-term investments	$282.4	$—	$—	$282.4
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During fiscal 2018 and 2017, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During our fiscal 2018 and 2017, our interest and other income (expense), net of $(9.7) million and $(3.2) million, includes interest income on the short-term investments and cash equivalents of $8.5 million and $1.1 million, respectively.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Certificates of deposit	$5.4	$—	$—	$—	$5.4	$—
Commercial paper	8.5	—	—	—	8.5	—
Asset-backed securities	66.6	(0.2)	0.3	—	66.9	(0.2)
Corporate debt securities	188.6	(1.5)	2.0	—	190.6	(1.5)
Municipal bonds	0.6	—	—	—	0.6	—
U.S. Agency securities	4.0	—	—	—	4.0	—
Foreign government bonds	3.4	—	—	—	3.4	—
Total	$277.1	$(1.7)	$2.3	$—	$279.4	$(1.7)

July 1, 2017
Asset-backed securities	$21.5	$—	$—	$—	$21.5	$—
Corporate debt securities	29.8	—	—	—	29.8	—
Municipal bonds	2.9	—	—	—	2.9	—
Foreign government bonds	1.0	—	—	—	1.0	—
U.S. Treasury securities	1.9	—	—	—	1.9	—
Total	$57.1	$—	$—	$—	$57.1	$—
The following table classifies our short-term investments by contractual maturities (in millions):

	June 30, 2018		July 1, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$150.1	$149.6	$231.6	$231.6
Due in 1 year through 5 years	157.2	156.1	48.4	48.4
Due in 5 years through 10 years	6.1	6.1	1.8	1.8
Due after 10 years	2.4	2.4	0.6	0.6
	$315.8	$314.2	$282.4	$282.4
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. The lattice model requires the various assumptions to be made to determine the fair value of the embedded derivatives. These assumptions represent Level 3 inputs. Refer to “Note 12. Derivative Liability” in the Notes to Consolidated Financial Statements.
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities for a total purchase consideration of $8.7 million. We estimated the fair value of our Level 3 contingent consideration related to this acquisition at the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. We estimated the likelihood of meeting the production targets at 90 percent and recorded the fair value of such contingent consideration in accrued liabilities on the consolidated balance sheet at the time of acquisition. There were no changes in the fair value of our contingent consideration during the years ended June 30, 2018 or July 1, 2017. This contingent consideration will result in a cash payment of $3.0 million, if and when the production targets are achieved, which we expect to occur within 36 months following the acquisition date.
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets. Refer to “Note 17. Employee Benefit Plans” in the Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$3.0	$—	$3.0
Commercial paper	—	112.1	—	112.1
Money market funds	0.8	—	—	0.8
U.S. Treasury securities	143.6	—	—	143.6
U.S. Agency securities	—	34.2	—	34.2
Short-term investments:
Certificates of deposit	—	7.5	—	7.5
Commercial paper	—	10.5	—	10.5
Asset-backed securities	—	67.8	—	67.8
Corporate debt securities	—	219.2	—	219.2
Municipal bonds	—	1.6	—	1.6
Mortgage-backed securities	—	4.2	—	4.2
Foreign government bonds	—	3.4	—	3.4
Total assets	$144.4	$463.5	$—	$607.9
Other accrued liabilities:
Derivative liability	$—	$—	$52.4	$52.4
Acquisition contingencies	—	—	2.7	2.7
Total other accrued liabilities	$—	$—	$55.1	$55.1

July 1, 2017	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$—	$52.1	$—	$52.1
Commercial paper	—	14.7	—	14.7
Money market funds	4.8	—	—	4.8
Short-term investments:
Certificates of deposit	—	202.1	—	202.1
Asset-backed securities	—	26.1	—	26.1
Corporate debt securities	—	46.4	—	46.4
Municipal bonds	—	4.9	—	4.9
Foreign government bonds	—	1.0	—	1.0
U.S. Treasury	1.9	—	—	1.9
Total assets	$6.7	$347.3	$—	$354.0
Other accrued liabilities:
Derivative liability	$—	$—	$51.6	$51.6
Acquisition contingencies	—	—	2.7	2.7
Total other accrued liabilities	$—	$—	$54.3	$54.3

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangible and other long-lived assets. During the annual impairment testing performed in fiscal 2018, we concluded that our intangible and other long-lived assets were not impaired. No impairment charges were recorded in fiscal 2018, 2017, or 2016. Refer to “Note 13. Goodwill and Other Intangible Assets”.
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
The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as non-controlling interest redeemable convertible preferred stock in our consolidated balance sheet. The Series A Preferred Stock is measured at its redemption value. We recognized a $9.7 million increase in the value of the Series A Preferred Stock during the fiscal year ended July 2, 2016 to accrete to the redemption value of $35.8 million with a reduction to additional paid-in capital. The Series A Preferred Stock value of $35.8 million as of June 30, 2018 has not changed from prior year.
The Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability.  The derivative liability is measured at fair value each reporting period with the change in fair value recorded in the consolidated statements of operations. Refer to “Note 12. Derivative Liability”.

The following paragraphs describe the terms and conditions of the Series A Preferred Stock:
Conversion
The Series A Preferred Stock is convertible, at the option of the holder, into shares of our common stock commencing on the second anniversary of the closing of the securities purchase in August 2017 (absent a change of control of us or similar event) using a conversion price of $24.63, which is equal to 125% of the volume weighted average price per share of our common stock in the five “regular-way” trading days following the Separation.
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
The accrued dividends as of June 30, 2018 and July 1, 2017 is $0.4 million and $0.2 million, respectively. During each of the years ended June 30, 2018 and July 1, 2017, we paid $0.7 million and $0.9 million, respectively, in dividends to the holders of Series A Preferred Stock.
Redemption
Optional redemption by the Company
On or after the third anniversary in August 2018, we will have the option upon providing notice of not less than 30 calendar days to redeem for cash all (but not less than all) of the shares of Series A Preferred Stock at a redemption price equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.
Optional redemption by holders
Commencing on the fifth anniversary of the Issuance Date of the Series A Preferred Stock upon providing notice of not less than 30 calendar days, each holder of Series A Preferred Stock may cause the Company to redeem for cash any number of shares of Series A Preferred Stock on any date at a redemption price for share redeemed equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.
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
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share, a 132.5% premium to the fair market value at the date of issuance. Prior to the close of business on the business day immediately preceding December 15, 2023, the 2024 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price, or $78.80, on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

events. On or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. In addition, upon the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert 2024 Notes in connection with such make-whole fundamental change.
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
Prior to the TMA settlement condition, because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. We incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. We amortize the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes is 5.4% per year. As of June 30, 2018, the remaining debt discount amortization period was 68 months.
During the year ended July 1, 2017, we satisfied the TMA settlement condition. As such, the value of the conversion option will no longer be marked to market and was reclassified to additional paid-in capital within stockholders’ equity on our consolidated balance sheet. The value of the conversion option at the time of issuance will be treated as an original issue discount for purposes of accounting for the debt component of the notes. The debt component will accrete up to the principal amount over the expected term of the debt. These accounting standards do not affect the actual amount we are required to repay, and the amount shown in the table below for the notes is the aggregate principal amount of the notes and does not reflect the debt discount we will be required to recognize.
The 2024 Notes consisted of the following components as of the years ended June 30, 2018 and July 1, 2017 (in millions):

Liability component:	June 30, 2018	July 1, 2017
Principal	$450.0	$450.0
Unamortized debt discount	(115.8)	(132.5)
Net carrying amount of the liability component	$334.2	$317.5
The following table sets forth interest expense information related to the 2024 Notes for the periods presented (in millions, except percentages):

	June 30, 2018	July 1, 2017
Contractual interest expense	$1.2	$0.4
Amortization of the debt discount	16.7	5.1
Total interest expense	$17.9	$5.5
Effective interest rate on the liability component	5.4%	5.4%
We have the ability and intent to settle the $450 million face value of the debt in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the debt. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62.
Note 12. Derivative Liability
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. We applied the lattice model to value the embedded derivative using a “with-and-without method,” where the value of the Series A

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Stock, including the embedded derivative, is defined as the “with”, and the value of the Series A Preferred Stock, excluding the embedded derivative, is defined as the “without”. The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate for the Series A Preferred Stock; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using Level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price and the volatility results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative for the Series A Preferred Stock are primarily related to the change in the price of our common stock and are reflected in the consolidated statements of operations as “Unrealized gain (loss) on derivative liabilities”. Unrealized loss on derivative liability for the Series A Preferred Stock amounted to $0.8 million, $41.3 million, and $0.6 million for the fiscal years ended June 30, 2018, July 1, 2017, and July 2, 2016, respectively.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock for the years ended June 30, 2018 and July 1, 2017 (in millions):

	June 30, 2018	July 1, 2017
Balance as of beginning of period	$51.6	$10.3
Unrealized loss on the Series A Preferred Stock derivative liability	0.8	41.3
Balance as of end of period	$52.4	$51.6
The following table summarizes the assumptions used to determine the fair value of the embedded derivative for Series A Preferred Stock:

	June 30, 2018	July 1, 2017
Stock price	$57.90	$57.05
Conversion price	$24.63	$24.63
Expected term (years)	2.11	3.11
Expected annual volatility	50.0%	47.5%
Risk-free rate	2.53%	1.57%
Preferred yield	8.58%	7.56%
On March 8, 2017, we issued $450 million in aggregate principal amount of 2024 Notes. On June 29, 2017, we satisfied the TMA settlement condition. As such, we met the requirements to account for the conversion option of the 2024 Notes as equity and the conversion option is no longer marked to market. Refer to “Note 11. Convertible Senior Notes” in the Notes to Consolidated Financial Statements.
The following table provides a reconciliation of the fair value of the embedded derivative for the 2024 Notes for the year ended July 1, 2017 (in millions):

July 1, 2017
Balance as of beginning of period	$—
Fair value of the embedded derivative for the 2024 Notes at issuance	129.9
Unrealized loss on the 2024 Notes derivative liability	62.9
Reclassification of the 2024 Notes derivative liability in connection with TMA settlement condition	(192.8)
Balance as of end of period	$—
The following table summarizes the assumptions used to determine the fair value of the embedded derivative for the 2024 Notes at the issuance date and as of June 29, 2017, when we satisfied the TMA settlement condition:

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 29, 2017	March 8, 2017
Stock price	$57.30	$45.50
Conversion price	$60.62	$60.62
Expected term (years)	6.7	7.0
Expected annual volatility	47.5%	45.0%
Risk-free rate	2.10%	2.40%
Note 13. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill by our reportable segments during the year ended June 30, 2018 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 2, 2016	$—	$5.4	$5.4
Acquisition of a business	5.6	—	5.6
Foreign currency translation adjustment	0.3	0.1	0.4
Balance as of July 1, 2017	$5.9	$5.5	$11.4
Foreign currency translation adjustment	—	(0.1)	(0.1)
Balance as of June 30, 2018	$5.9	$5.4	$11.3
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. During fiscal 2018, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment. In the fourth quarter of fiscal 2018, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment.
Acquired Developed Technologies and Other Intangibles
The following tables present details of our acquired developed technologies and other intangibles as of the periods presented (in millions):

June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$105.5	$(98.5)	$7.0
Other intangibles	7.0	(7.0)	—
Total intangible assets	$112.5	$(105.5)	$7.0

July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$105.5	$(95.4)	$10.1
Other intangibles (1)	7.0	(7.0)	—
Total intangible assets	$112.5	$(102.4)	$10.1
(1) We have reclassified certain prior period amounts to conform to current period presentation.
The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2018, 2017 and 2016, we recorded $3.2 million, $6.8 million, and $7.2 million, respectively, of amortization related to acquired developed technologies and other intangibles. The following table presents details of amortization for the periods presented (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Cost of sales	$3.2	$6.5	$6.8
Operating expense	—	0.3	0.4
Total	$3.2	$6.8	$7.2
Based on the carrying amount of acquired developed technologies as of June 30, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2019	$3.0
2020	2.8
2021	0.5
2022	0.5
Thereafter	0.2
Total amortization	$7.0
Note 14. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions. The following table summarizes the activity of restructuring and related charges during fiscal 2018, 2017 and 2016 (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Balance as of beginning of period	$3.8	$5.7	$6.0
Charges	7.2	12.0	7.7
Payments	(9.1)	(13.9)	(8.0)
Balance as of end of period	$1.9	$3.8	$5.7
During fiscal 2018, we recorded $7.2 million in restructuring and related charges in the consolidated statements of operations.

•
During the fourth quarter of fiscal 2018, we initiated a new restructuring plan in order to realign the organization and enable further investment in key priority areas. As a result, a restructuring charge of $3.4 million was recorded for severance costs and employee benefits. In total, there were 52 employees in manufacturing, R&D and SG&A functions that were terminated.

•
We also incurred restructuring and related charges of $3.8 million from restructuring plans approved prior to fiscal 2016 primarily related to manufacturing facility in Bloomfield, Connecticut to transfer certain production processes into existing sites in the United States or to contract manufacturers.

During fiscal 2017 and 2016, we recorded $12.0 million and $7.7 million, respectively, in restructuring and related charges in the consolidated statements of operations. Of the $12.0 million and $7.7 million charge recorded during fiscal 2017 and fiscal 2016, $2.1 million and $2.1 million, respectively, related to severance, retention and employee benefits and there were no costs allocated to us by Viavi. Our restructuring charges include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Income Taxes
Our income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Domestic	$37.8	$(78.4)	$60.7
Foreign	91.6	18.6	(51.0)
Income (loss) before income taxes	$129.4	$(59.8)	$9.7
Our income tax (benefit) expense consisted of the following (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Federal:
Current	$1.2	$13.7	$1.6
Deferred	(120.4)	—	—
	(119.2)	13.7	1.6
State:
Current	1.0	0.1	0.2
Deferred	(1.3)	—	—
	(0.3)	0.1	0.2
Foreign:
Current	1.2	2.1	1.2
Deferred	(0.4)	26.8	(2.6)
	0.8	28.9	(1.4)
Total income tax (benefit) expense	$(118.7)	$42.7	$0.4
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected our fiscal year ending June 30, 2018 including, but not limited to, (1) a reduction in the U.S. federal corporate tax rate; (2) a transition tax on certain deferred income of foreign subsidiaries that, if the taxpayer so elects, is payable over eight years; and (3) bonus depreciation that allows full expensing of qualified property. The Tax Act reduces the federal corporate tax rate to 21 percent effective January 1, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending June 30, 2018 will have a blended corporate tax rate of 28 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in each period.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

•
The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional net decrease of deferred tax assets by $80.5 million (which we refined by $2.5 million decrease as of June 30, 2018 from our initial estimate in our second quarter of fiscal 2018 in accordance with SAB 118), with a corresponding net adjustment to deferred income tax expense of $80.5 million. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

•
The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Our initial estimate of the Transition Tax is zero. We are continuing to gather additional information to more precisely compute the amount of the Transition Tax.

•
Due to complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. We are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future results of global operations but also on our intent and ability to modify our structure and/or our business; as such, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

The net income tax expense related to the enactment of the Tax Act has been accounted for during fiscal 2018 based on provisional estimates pursuant to SAB 118. Subsequent adjustments, if any, will be accounted for in the period such adjustments are identified. The provisional estimates incorporate, among other factors, assumptions made based on interpretations of the Tax Act and existing tax laws and a range of historical financial and tax-specific facts and information.
The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Income tax (benefit) expense computed at federal statutory rate	$36.3	$(20.9)	$3.4
State taxes, net of federal benefit	(0.5)	0.1	0.1
Foreign rate differential	(26.4)	(4.8)	21.3
Change in valuation allowance	(206.0)	21.5	(29.4)
U.S. Tax reform	80.5	—	—
Research and experimentation benefits and other tax credits	(11.0)	(2.9)	(4.4)
Permanent items	(0.8)	0.3	0.7
Stock-based compensation	(1.0)	4.9	4.3
Fair value adjustment	0.2	36.5	—
Subpart F	2.0	—	4.0
Unrecognized tax benefits	7.9	8.4	—
Tax holiday	2.1	0.1	—
Return to provision	(1.8)	(0.1)	(0.1)
Other	(0.2)	(0.4)	0.5
Total income tax (benefit) expense	$(118.7)	$42.7	$0.4
The comparability of our operating results in fiscal 2018 compared to the corresponding prior year periods was impacted by the Tax Act, which reduces the U.S. federal corporate tax rate from 35% to 21%.
During fiscal 2018, our provision for income taxes decreased primarily as a result of $207.2 million of income tax benefit related to the release of valuation allowance against our U.S. federal and certain state deferred tax assets, partially offset by $80.5 million of income tax expense related to the remeasurement of our net deferred tax assets as a result of reduction in the U.S. federal corporate tax rate. Our provision for income taxes was also impacted by the benefit of our foreign income being taxed at lower rates than the U.S. statutory rate, as well as the benefit of research and development tax credits.
The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	June 30, 2018	July 1, 2017
Gross deferred tax assets:
Intangibles	$123.3	$217.4
Tax credit carryforwards	47.1	34.9
Net operating loss carryforwards	7.1	11.5
Inventories	12.4	11.7
Accruals and reserves	7.2	19.7
Fixed assets	10.1	11.4
Capital loss carryforwards	12.3	12.4
Unclaimed research and experimental development expenditure	25.6	23.0
Other	0.5	0.4
Stock-based compensation	3.5	3.1
Gross deferred tax assets	249.1	345.5
Valuation allowance	(99.4)	(296.4)
Deferred tax assets	149.7	49.1
Gross deferred tax liabilities:
Intangible amortization	(0.8)	(1.1)
Convertible notes	(23.6)	(44.4)
Deferred tax liabilities	(24.4)	(45.5)
Total net deferred tax assets	$125.3	$3.6

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities for fiscal 2017 does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As a result of adopting ASU 2016-09 in fiscal 2018, $2.6 million of excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable were recorded to retained earnings as of the beginning of fiscal 2018.
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
As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. During fiscal 2018, we determined that there is sufficient positive evidence to conclude that it is more-likely-than-not that the U.S. federal and certain states deferred tax assets are realizable. We, therefore, released the valuation allowance against our U.S. federal and certain states resulting in an income tax benefit of $207.2 million. The valuation allowance against our deferred tax assets decreased by $25.0 million in fiscal 2017 primarily due to the amortization of intangible assets, utilization of tax attributes, and the tax effects of the 2024 Notes.
Due to the weight of negative evidence, we continue to maintain a full valuation allowance on our California and partial valuation allowance on our Canadian deferred tax assets. In the event the Company determines that it will be able to realize all or part of the California or Canada deferred tax assets in the future, the valuation allowance will be reversed in the period in which the Company makes such determination. The release of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed. Based on the information currently available, we do not believe that a significant portion of our valuation allowance for California and Canada will be released in the next 12 months. Such a release would result in the recognition of certain deferred tax assets and a decrease in the income tax expense for the period in which the release is recorded.
As a result of certain capital funding, capital investments and hiring requirements, income from operations in Thailand was exempt from income tax in fiscal 2018. Because the Thailand subsidiary incurred losses, the tax holiday had the effect of increasing the overall foreign taxes by $2.1 million for fiscal 2018. The loss of tax benefit due to the tax holiday on net income per share (diluted) was $0.03 for fiscal 2018.
As of June 30, 2018, the Company had federal and foreign net operating loss carryforwards of $5.5 million and $24.3 million, respectively. These carryforwards will begin to expire in the fiscal years ending 2022 and 2025, respectively. The federal net operating loss carryforwards are subject to Internal Revenue Code Section 382 which imposes limitations on annual utilization after a change of ownership.
Additionally, the Company has federal, state, and foreign research and other tax credit carryforwards of $8.7 million, $17.7 million, and $45.4 million, respectively. The federal credits will begin to expire in the fiscal year ending 2037 and California credits can be carried forward indefinitely. The foreign tax credits will begin to expire in the fiscal year ending 2020.
We expect the Tax Act to generally provide greater flexibility for us to access and utilize our cash, cash equivalent and marketable securities balances held by certain of our foreign subsidiaries as of January 1, 2018, as well as for prospective assets generated by these foreign subsidiaries’ future earnings and profits due to the creation of a quasi-territorial tax system that 1) generally allows companies to repatriate certain foreign source earnings without incurring additional U.S. income tax for such earnings generated after December 31, 2017 and 2) generally requires companies to pay a one-time transition tax on certain foreign subsidiary earnings generated prior to December 31, 2017 that, in substantial part, were previously tax deferred. In light of these changes, we intend to repatriate the earnings of our subsidiaries in the Cayman Islands and Hong Kong. As to all other foreign subsidiaries, we intend to reinvest these earnings indefinitely outside of the U.S. As a result, U.S. income and foreign withholding taxes associated with the repatriation of $11.4 million of undistributed earnings of foreign subsidiaries, other than the Cayman Islands and Hong Kong subsidiaries, have not been provided for. We estimate that an additional $0.9 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
The aggregate changes in the balance of our unrecognized tax benefits between July 2, 2016 and June 30, 2018 is as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance at July 2, 2016	$2.2
Additions based on the tax positions related to the prior year	1.6
Additions based on tax positions related to current year	9.5
Balance at July 1, 2017	$13.3
Additions based on the tax positions related to the prior year	1.2
Additions based on tax positions related to current year	11.3
Balance at June 30, 2018	$25.8
Included in the balance of unrecognized tax benefits as of June 30, 2018 is $5.2 million of tax benefits that, if recognized, would result in tax benefit.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 30, 2018 and July 1, 2017 were $0.9 million and $0.9 million, respectively. During fiscal 2018, accrued interest and penalties increased by an immaterial amount.
We file income tax returns in the US federal jurisdiction as well as many US states and foreign jurisdictions. The major tax jurisdictions where we file tax returns are the U.S. federal government, the state of California, Thailand and Canada. The U.S. federal corporation income tax returns beginning with fiscal 2015 tax year remain subject to examination by the Internal Revenue Service, or IRS. The California corporation income tax returns beginning with the fiscal year 2016 will remain subject to examination by the California Franchise Tax Board. The Canada corporation income tax returns beginning with the 2011 year remain subject to examination by the Canadian tax authorities. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
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
On July 24, 2018, the Ninth Circuit Court of Appeals (the “Court”) issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Court withdrew the opinion issued on July 24, 2018 to allow time for a reconstituted panel of judges to confer. We will continue to monitor the case.
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
As of June 30, 2018, we had 1.9 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of these grants is based on the closing market price of our common stock on the date of award.

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
As of June 30, 2018, 5.6 million shares of common stock under the 2015 Plan were available for grant.
Employee Stock Purchase Plan
On June 23, 2015, we adopted, and the board of directors of JDSU approved, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our common stock were authorized for issuance, which was ratified by our board of directors in August 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.3 million shares remained available for issuance as of June 30, 2018.
Restricted Stock Units
Restricted stock units (“RSUs”) under the 2015 Plan are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and expected to vest over one to four years. For annual refresh grants, RSUs generally vest ratably on an annual, or combination of annual and quarterly, basis over three years.
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
During fiscal 2018, we granted 0.1 million PSUs to senior members of our management team and recorded $2.4 million expense related to these grants based on the revenue performance condition that was achieved in fiscal 2018.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for fiscal 2018, 2017 and 2016 was as follows (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Cost of sales	$12.6	$7.5	$6.1
Research and development	14.2	11.6	9.0
Selling, general and administrative	20.0	13.6	11.8
	$46.8	$32.7	$26.9
Approximately $2.6 million and $1.8 million of stock-based compensation was capitalized to inventory as of June 30, 2018 and July 1, 2017. The table above includes allocated stock-based compensation from Viavi of $2.0 million for fiscal 2016. There were no allocations to stock-based compensation from Viavi during the years ended June 30, 2018 and July 1, 2017. Refer to “Note 3. Related Party Transactions” in the Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option and Stock Award Activity
We did not grant any stock options during fiscal 2018 or 2017. During fiscal 2018 and 2017, there were 44,784 options and 239,753 options exercised.
As of June 30, 2018, there were no options outstanding under the 2015 Plan. As of June 30, 2018 and July 1, 2017, the total intrinsic value of options exercised by our employees was $0.9 million and $5.6 million, respectively.
In connection with these exercises, the excess tax benefit realized during the year ended July 1, 2017 was $3.8 million. In fiscal 2018, due to adoption of ASU 2016-09, all excess tax benefits and deficiencies were recognized in the income tax provision in the consolidated statements of operations, rather than in additional paid-in-capital in the consolidated balance sheets. Refer to “Note 2. Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for further discussion on the impact of the adoption of ASU 2016-09.
The following table summarizes our awards activity in fiscal 2018, 2017, and 2016 (amounts in millions except per share amounts):

	Options		Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested balance as of June 27, 2015	0.5	$19.01	1.5	$23.81	—	$—	0.2	$14.40
Granted	—	—	1.9	20.39	—	—	—	—
Exercised / Vested	(0.2)	15.21	(0.7)	23.77	—	—	(0.1)	14.40
Canceled	—	—	(0.2)	21.85	—	—	—	—
Unvested balance as of July 2, 2016	0.3	$17.83	2.5	$21.31	—	$—	0.1	$14.40
Granted	—	—	1.0	35.57	0.3	32.51	—	—
Exercised / Vested	(0.3)	14.29	(1.4)	22.26	—	—	(0.1)	14.40
Canceled	—	—	(0.2)	23.78	—	—	—	—
Unvested balance as of July 1, 2017	—	$—	1.9	$27.88	0.3	$32.51	—	$—
Granted (1)	—	—	1.1	54.52	—	—	0.1	52.00
Vested	—	—	(1.1)	26.62	(0.2)	32.51	—	—
Canceled	—	—	(0.2)	38.82	—	—	—	—
Unvested balance as of June 30, 2018	—	$—	1.7	$43.08	0.1	$32.51	0.1	$52.00
(1) PSUs granted represent 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the original grant. The performance condition has been achieved during the year ended June 30, 2018.
As of June 30, 2018, $65.5 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.8 years.
A summary of awards available for grant is as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Awards Available for Grant
Balance as of June 27, 2015	—
Authorized	8.5
Granted	(4.0)
Canceled	0.2
Balance as of July 2, 2016	4.7
Authorized	3.0
Granted	(1.3)
Canceled	0.2
Balance as of July 1, 2017	6.6
Granted	(1.2)
Canceled	0.2
Balance as of June 30, 2018	5.6
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the years ended June 30, 2018 and July 1, 2017 was $3.3 million and $2.7 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During fiscal 2018 and 2017, there were 191,703 shares and 314,800 shares issued to employees through the 2015 Purchase Plan with the average fair market value at the purchase date of $48.50 and $25.64, respectively.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued during the periods presented were as follows:

	June 30, 2018	July 1, 2017
Expected term (years)	0.5	0.5
Expected volatility	58.8%	46.0%
Risk-free interest rate	2.02%	0.62%
Dividend yield	—%	—%
Note 17. Employee Benefit Plans
Employee Retirement Plans
In the United States, the Company sponsors the Lumentum 401(k) Retirement Plan (the “401(k) Plan”), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $18,500 in calendar year 2018 as set by the Internal Revenue Service.
In Canada, the Company sponsors the Group Registered Retirement Savings (the “RRSP”) and Deferred Profit Sharing Plan (the “DPSP”), a defined contribution plan which provides retirement benefits for its eligible employees through tax deferred salary deductions. The plan allows employees to contribute up to 5% of their eligible earnings in a pay period, with contributions limited to in calendar year 2018 up to $19,953 (1) for the RRSP and $10,079 (2) for the DPSP, per Canada Revenue Agency. The RRSP contributions in excess of 5% of earnings are not subject to an employer’s contributions.
The Company also makes a matching contribution equal to 100% of employees’ before-tax contributions up to 3% of their compensation and 50% of employees’ before-tax contributions to the next 2% of their compensation.  The Company match is contributed on a per-pay-period basis and is based on employees’ before-tax contributions and compensation each pay period for both the United Stated and Canada retirement plans.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employees are eligible for match contributions after completing 180 days of service.  All matching contributions are made in cash and vest immediately under both retirement plans. In fiscal 2018 and 2017, we made matching contributions to the 401(k) Plan in the amount of $3.4 million and $4.0 million, respectively. In fiscal 2018 and 2017, we made matching contributions in the amount of $1.3 million and $0.7 million under our Canada retirement plan.

(1) CA$26,230 converted to U.S. dollars using the applicable exchange rate on June 30, 2018 (i.e., $0.7713), the last business day of fiscal 2018.
(2) CA$13,250 converted to U.S. dollars using the applicable exchange rate on June 30, 2018 (i.e., $0.7713), the last business day of fiscal 2018.
Employee Defined Benefit Plans
During the third quarter of fiscal 2014, we assumed a defined benefit plan in connection with the acquisition of Time-Bandwidth. Prior to the third quarter of fiscal 2014, we did not have any significant defined benefit plans. This plan, which covers certain Swiss employees, is open to new participants and additional service costs are being accrued. Benefits are generally based upon age and compensation. As of June 30, 2018, the plan was partially funded. Our policy for partially funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. Future estimated benefit payments are summarized below. No other required contributions to this defined benefit plan are expected in fiscal 2018, but we can, at our discretion, make contributions to the plan.
We account for our obligations under this pension plan in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost principally using actuarial valuations provided by third-party actuaries. The net obligation of $3.5 million as of June 30, 2018 is recorded in our consolidated balance sheets as non-current liabilities and is reflective of the total PBO less the fair value of plan assets.
The change in the benefit obligations and plan assets of the pension and benefits plan were as follows (in millions):

	Pension Benefit Plan
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$11.0	$8.2
Service cost	0.9	0.6
Interest cost	0.1	—
Plan participants’ contribution	0.5	0.5
Actuarial (gains)/losses	(0.3)	0.5
Benefits paid	0.4	0.9
Foreign exchange impact	(0.5)	0.3
Benefit obligation at end of year	$12.1	$11.0
Change in plan assets:
Fair value of plan assets at beginning of year	$7.1	$4.7
Actual return on plan assets	0.3	0.1
Employer contribution	0.5	0.8
Plan participants’ contribution	0.5	0.5
Benefits paid	0.4	0.9
Foreign exchange impact	(0.2)	0.1
Fair value of plan assets at end of year	$8.6	$7.1
Funded status (1)	$(3.5)	$(3.9)
Accumulated benefit obligation	$11.0	$8.2

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) As of June 30, 2018 and July 1, 2017, $3.5 million and $3.9 million, related to a funded status of the pension obligation, respectively, are included in other non-current liabilities on our consolidated balance sheet. Refer to “Note 7. Balance Sheet Details” in the Notes to Consolidated Financial Statements.
Assumptions
Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age and assumptions about interest rates, compensation increases and other factors. At a minimum, we evaluate these assumptions annually and make changes as necessary.
The discount rate reflects the estimated rate at which the pension benefits could be effectively settled. In developing the discount rate, we consider the yield available on an appropriate AA corporate bond index, adjusted to reflect the term of the plan’s liabilities.
The expected return on assets was estimated by using the weighted average of the real expected long-term return (net of inflation) on the relevant classes of assets based on the target asset mix and adding the chosen inflation assumption.
The following table summarizes the assumptions used to determine net periodic cost and benefit obligation for the pension plan:

	Pension Benefit Plans
	2018	2017
Assumptions used to determine net periodic cost:
Discount rate	0.7%	0.2%
Expected long-term return on plan assets	2.8%	3.2%
Rate of pension increase	2.3%	2.3%
Assumptions used to determine benefit obligation at end of year:
Discount rate	1.0%	0.7%
Rate of pension increase	2.3%	2.3%
Fair Value Measurement of Plan Assets
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 30, 2018 (in millions, except percentage data).

				Fair value measurement as of June 30, 2018
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	28%	$2.4	28%	$—	$2.4
Fixed income	30%	2.8	33%	—	2.8
Alternative investment	18%	1.5	17%	—	1.5
Cash	1%	0.2	1%	0.2	—
Other	23%	1.7	21%	—	1.7
Total Assets		$8.6	100%	$0.2	$8.4

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
Future Benefit Payments
We estimate our expected benefit payments to defined benefit pension plan participants based on the same assumptions used to measure our PBO at year end which includes benefits attributable to estimated future compensation increases. Based on this approach, we expect future benefit payments to be $1.1 million during the 10 year period between fiscal 2019 and fiscal 2028 and the remaining $2.4 million of payments in fiscal years subsequent to fiscal 2028.
Note 18. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of June 30, 2018 the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Fiscal Years
2019	$11.6
2020	6.5
2021	5.1
2022	3.4
2023	2.4
Thereafter	1.8
Total minimum operating lease payments	$30.8
Rental expense relating to building and equipment was $12.1 million, $10.1 million, and $7.4 million in fiscal 2018, 2017 and 2016, respectively.
Capital Lease
As of June 30, 2018, equipment acquired under a capital lease agreement was $15.6 million. Our capital lease asset is included in property, plant and equipment, net in our consolidated balance sheets as of June 30, 2018. Amortization expense on this capital lease asset is recorded as depreciation expense and is included in cost of sales in our consolidated statements of operations during

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiscal 2018. Our capital lease obligation is recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and is included in other current liabilities and other non-current liabilities in our consolidated balance sheets as of June 30, 2018. Refer to “Note 7. Balance Sheet Details” for capital lease obligation amounts in other current liabilities and other non-current liabilities. Interest on these obligations is included in interest expense in our consolidated statements of operations.
As of June 30, 2018 the future minimum annual lease payments under our capital lease were as follows (in millions):

Fiscal Years
2019	$9.0
2020	0.4
Total minimum capital lease payments	$9.4
Less: amount representing interest	$(0.1)
Present value of capital lease obligation	$9.3
Acquisition Contingencies
We incurred liabilities in the amount of $3.6 million in connection with the fiscal 2017 acquisition. The amount of $2.7 million is payable in 36 months following the acquisition date contingent upon meeting certain production targets. We also retained $0.9 million of the purchase price as security for any potential liabilities of the seller under the representations, warranties and indemnifications included in the purchase agreement, the amount was fully paid to the seller subsequent to the year ended June 30, 2018.
In March 2018, we entered into the Merger Agreement to acquire Oclaro. As of August 23, 2018, the total transaction consideration was expected to be approximately $1.7 billion, which would be funded by a combination of $700 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company. We expect the acquisition to close in the second half of calendar 2018, subject to customary closing conditions.
0.25% Convertible Senior Notes due 2024
The future interest and principal payments related to the 2024 Notes are as follows as of June 30, 2018:

Fiscal Years
2019	$1.1
2020	1.1
2021	1.1
2022	1.1
2023	1.1
Thereafter	451.2
Total 2024 Notes payments	$456.7
Purchase Obligations
Purchase obligations of $173.5 million as of June 30, 2018, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents the changes in our warranty reserve during fiscal 2018 and fiscal 2017 (in millions):

	Years Ended
	June 30, 2018	July 1, 2017
Balance as of beginning of year	$9.7	$2.8
Provision for warranty (1)	5.0	14.9
Utilization of reserve	(8.1)	(8.0)
Balance as of year end	$6.6	$9.7
(1) This does not include a settlement payment of $5.1 million received from a vendor for a quality issue during fiscal 2018.
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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of June 30, 2018, we did not have any material indemnification claims that were probable or reasonably possible.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Audit Proceedings
We are under audit by various domestic and foreign tax authorities with regards to income tax and indirect tax matters. In some, although not all cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.
Note 19. Operating Segments and Geographic Information
Our chief executive officer is our Chief Operating Decision Maker (“CODM”). The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and gross margin. We do not track all of our property, plant and equipment by operating segments. The geographic identification of these assets is set forth below.
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. Our OpComms products address the following markets: telecommunications (“Telecom”), data communications (“Datacom”), and consumer and industrial(“Consumer and Industrial”). The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
OpComms
Our OpComms products address the following markets: Telecom, Datacom and Consumer and Industrial.
Our OpComms products include a wide range of components, modules and subsystems to support and maintain customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and, submarine (undersea). Additionally, our products address enterprise, cloud, and data center applications, including SANs, LANs, and WANs. These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including ROADMs, tunable 10-gigabit small form-factor pluggable transceivers and tunable small form-factor pluggable transceivers. Our 10G, 40G legacy transceivers and a growing portfolio of 100G pluggable transceivers support LAN/SAN/WAN needs and the cloud for customers building enterprise and hyperscale data center networks. Additionally, we are engaging customers in the sale of laser chips for use in the manufacture of high-speed transceivers.
In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include VCSELs and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and CW Fiber Lasers.
Lasers
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. Diode-pumped solid-state lasers provide

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Net revenue:
OpComms	$1,059.2	$857.8	$761.3
Lasers	188.5	143.8	141.7
Net revenue	$1,247.7	$1,001.6	$903.0
Gross profit:
OpComms	402.3	287.3	236.3
Lasers	82.8	59.9	61.4
Total segment gross profit	485.1	347.2	297.7
Unallocated corporate items:
Stock-based compensation	(12.6)	(7.5)	(6.1)
Amortization of intangibles	(3.2)	(6.5)	(6.8)
Other charges (1)	(37.2)	(15.1)	(7.5)
Gross profit	$432.1	$318.1	$277.3
(1) The increase in “Other charges” of unallocated corporate items during fiscal 2018 compared to fiscal 2017, primarily relates to set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand of $27.0 million in our fiscal 2018 compared to $1.8 million in fiscal 2017. The increase in “Other charges” of unallocated corporate items during fiscal 2017 compared to fiscal 2016, primarily relates to inventory write-downs due to canceled programs not allocated to the segments of $7.9 million incurred in fiscal 2017.
The table below discloses the percentage of our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented:

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
OpComms:	84.9%	85.6%	84.3%
Telecom	38.1%	61.0%	61.5%
Datacom	12.1%	20.1%	18.1%
Consumer and Industrial	34.7%	4.5%	4.7%
Lasers	15.1%	14.4%	15.7%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We operate in three geographic regions: Americas, Asia-Pacific, and EMEA (Europe, Middle East, and Africa). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that represented 10% or more of our total net revenue (in millions, except percentage data):

	Years Ended
	June 30, 2018		July 1, 2017		July 2, 2016
Net revenue:
Americas:
United States	$115.1	9.2%	$147.9	14.8%	$162.3	18.0%
Mexico	145.8	11.7	185.1	18.5	112.9	12.5
Other Americas	7.0	0.6	9.2	0.9	19.6	2.2
Total Americas	$267.9	21.5%	$342.2	34.2%	$294.8	32.7%

Asia-Pacific:
Hong Kong	$183.0	14.7%	$226.7	22.6%	$214.0	23.7%
Japan	194.7	15.6	99.2	9.9	92.9	10.3
South Korea	146.1	11.7	4.9	0.5	3.8	0.4
Other Asia-Pacific	354.2	28.3	220.5	22.0	174.0	19.2
Total Asia-Pacific	$878.0	70.3%	$551.3	55.0%	$484.7	53.6%

EMEA	$101.8	8.2%	$108.1	10.8%	$123.5	13.7%

Total net revenue	$1,247.7		$1,001.6		$903.0
During fiscal 2018, 2017 and 2016, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Customer A	30.0%	*	*
Customer B	11.0%	16.7%	17.1%
Customer C	11.0%	18.5%	17.1%
Customer D	*	12.4%	13.0%
*Represents less than 10% of total net revenue
Long-lived assets, namely net property, plant and equipment were identified based on the physical location of the assets in the corresponding geographic areas (in millions):

	As of
	June 30, 2018	July 1, 2017
Property, Plant and Equipment, net
United States	$97.6	$88.2
China	70.0	82.5
Thailand	107.4	85.3
Other countries	31.9	17.5
Total long-lived assets	$306.9	$273.5

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2017, we completed the purchase of a property in Thailand for additional manufacturing capacity of our future growth for approximately $9.9 million in cash. The building was valued at $5.5 million and the land was valued at $4.4 million. We are in the process of transitioning the manufacturing of our products with one of our contract manufacturers in China to this Thailand manufacturing facility.
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and China. For the fiscal years ended 2018 and 2017, net inventory purchased from a single contract manufacturer which represented 10% or greater of total net purchases is summarized as follows:

	June 30, 2018	July 1, 2017
Vendor A	44.0%	50.0%
Vendor B	20.0%	27.0%
Vendor C	21.0%	*
Vendor D	*	14.0%
*Represents less than 10% of total net purchases

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Quarterly Financial Information (unaudited)
The following table presents our quarterly consolidated statements of operations for fiscal 2018 and 2017 (in millions, except per share data):

	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017	July 1, 2017	April 1, 2017	December 31, 2016	October 1, 2016
Net revenue	$301.1	$298.8	$404.6	$243.2	$222.7	$255.8	$265.0	$258.1
Cost of sales	204.8	201.0	232.7	173.9	154.0	172.0	176.3	174.7
Amortization of acquired developed technologies	0.8	0.8	0.8	0.8	1.4	1.7	1.7	1.7
Gross profit	95.5	97.0	171.1	68.5	67.3	82.1	87.0	81.7
Operating expenses:
Research and development	38.5	38.2	43.8	36.3	35.4	37.3	38.7	36.9
Selling, general and administrative	32.7	33.2	35.7	26.6	26.0	28.1	31.0	25.1
Restructuring and related charges	3.4	0.1	0.8	2.9	2.0	3.1	4.0	2.9
Total operating expenses	74.6	71.5	80.3	65.8	63.4	68.5	73.7	64.9
Income from operations	20.9	25.5	90.8	2.7	3.9	13.6	13.3	16.8
Unrealized gain (loss) on derivative liabilities	7.8	(20.7)	7.9	4.2	(29.7)	(56.6)	4.8	(22.7)
Interest and other income (expense), net	(1.0)	(2.1)	(3.2)	(3.4)	(1.8)	(1.4)	(0.2)	0.2
Income (loss) before income taxes	27.7	2.7	95.5	3.5	(27.6)	(44.4)	17.9	(5.7)
Provision for (benefit from) income taxes	(5.8)	—	(109.3)	(3.6)	27.3	11.6	6.1	(2.3)
Net income (loss)	$33.5	$2.7	$204.8	$7.1	$(54.9)	$(56.0)	$11.8	$(3.4)

Net income (loss) attributable to common stockholders - Basic	32.5	2.4	199.8	6.7	(55.2)	(56.2)	11.3	(3.6)
Net income (loss) attributable to common stockholders - Diluted	25.7	2.4	196.9	2.9	(55.2)	(56.2)	7.0	(3.6)

Net income (loss) per share attributable to common stockholders(1):
Basic	$0.52	$0.04	$3.21	$0.11	$(0.90)	$(0.92)	$0.19	$(0.06)
Diluted	$0.40	$0.04	$3.05	$0.04	$(0.90)	$(0.92)	$0.11	$(0.06)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	62.7	62.4	62.2	61.7	61.3	61.0	60.3	59.9
Diluted	65.0	63.3	64.6	64.5	61.3	61.0	62.7	59.9
(1) We have reclassified certain prior period amounts to conform to current period presentation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b)    MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of June 30, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018.
(c)     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Lumentum Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated August 28, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 28, 2018
ITEM 9B.    OTHER INFORMATION
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2018 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.
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

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
1. Financial Statements
The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8 of this report.

Page
Report of Independent Registered Public Accounting Firm	53
Report of Independent Registered Public Accounting Firm	55
Consolidated Statements of Operations—Years Ended June 30, 2018, July 1, 2017, and July 2, 2016	56
Consolidated Statements of Comprehensive Income (Loss)—Years Ended June 30, 2018, July 1, 2017, and July 2, 2016	57
Consolidated Balance Sheets—June 30, 2018 and July 1, 2017	58
Consolidated Statements of Cash Flows—Years Ended June 30, 2018, July 1, 2017, and July 2, 2016	59
Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity, and Invested Equity—Years Ended June 30, 2018, July 1, 2017, and July 2, 2016	60
Notes to Consolidated Financial Statements	62
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

LUMENTUM HOLDINGS INC.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at Beginning of Period	Increase (decrease) to Income Statement	Write Offs	Balance at End of Period
Accounts receivable allowance:
Fiscal year ended June 30, 2018	$1.8	$0.9	$(0.1)	$2.6
Fiscal year ended July 1, 2017	$0.9	$1.0	$(0.1)	$1.8
Fiscal year ended July 2, 2016	$1.2	$0.6	$(0.9)	$0.9

	(in millions)
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
Deferred tax valuation allowance:
Fiscal year ended June 30, 2018	$296.4	$234.1	$(431.1)	$99.4
Fiscal year ended July 1, 2017	$321.4	$16.7	$(41.7)	$296.4
Fiscal year ended July 2, 2016	$160.0	$214.3	$(52.9)	$321.4
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
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.1	Agreement and Plan of Merger, dated as of March 11, 2018, by and among Lumentum Holdings Inc., Oclaro, Inc., Prota Merger Sub, Inc. and Prota Merger, LLC	8-K	2.1	3/12/2018
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Stockholder’s and Registration Rights Agreement	8-K	4.1	8/6/2015
4.2	Indenture, dated March 8, 2017, between Lumentum Holdings Inc. and U.S. Bank National Association	8-K	4.1	3/9/2017
4.3	Form of 0.250% Convertible Senior Notes due 2024 (included in Exhibit 4.2)	8-K	4.2	3/9/2017
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015

10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4	2015 Equity Incentive Plan as amended	8-K	10.2	11/9/2016
10.5	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Executive Officer Performance-Based Incentive Plan	8-K	10.3	11/9/2016
10.6	Change in Control and Severance Benefits Plan, effective May 8, 2018				X
10.7*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.8*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.9	Purchase Agreement, dated as of March 2, 2017, between Lumentum Holdings Inc. and Goldman Sachs & Co., as representative of the Initial Purchasers listed in Schedule I thereto.	8-K	10.1	3/9/2017
10.10	Commitment Letter, dated as of March 11, 2018, by and among Lumentum Holdings Inc., Deutsche Bank Securities Inc. and Deutsche Bank AG New York.	8-K	10.1	3/12/2018
10.11*	Separation Agreement and General Release between Lumentum Operations LLC and Aaron Tachibana dated July 31, 2018				X
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X
*Indicates management contract or compensatory plan or arrangement.
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

Date:	August 28, 2018	LUMENTUM HOLDINGS INC.

/s/ Christopher W. Coldren
By:	Christopher W. Coldren
Senior Vice President, Interim Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christopher W. Coldren and Judy Hamel, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN LOWE	President, Chief Executive Officer and Director (principal executive officer)	August 28, 2018
Alan Lowe

/s/ CHRISTOPHER W. COLDREN	Senior Vice President, Interim Chief Financial Officer (principal financial officer)	August 28, 2018
Christopher W. Coldren

/s/ MATTHEW SEPE	Chief Accounting Officer (principal accounting officer)	August 28, 2018
Matthew Sepe

/s/ HAROLD COVERT	Director	August 28, 2018
Harold Covert

/s/ JULIE JOHNSON	Director	August 28, 2018
Julie Johnson

/s/ PENELOPE HERSCHER	Director	August 28, 2018
Penelope Herscher

/s/ MARTIN KAPLAN	Chairman	August 28, 2018
Martin Kaplan

/s/ BRIAN LILLIE	Director	August 28, 2018
Brian Lillie

/s/ SAMUEL THOMAS	Director	August 28, 2018
Samuel Thomas