Form 10-Q
period 2018-09-29
Lumentum Holdings Inc.
filed 2018-11-01
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
 OR
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2018, the Registrant had 63.4 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
Net revenue	$354.1	$243.2
Cost of sales	227.3	173.9
Amortization of acquired developed technologies	0.8	0.8
Gross profit	126.0	68.5
Operating expenses:
Research and development	34.6	36.3
Selling, general and administrative	33.0	26.6
Restructuring and related charges	1.3	2.9
Total operating expenses	68.9	65.8
Income from operations	57.1	2.7
Unrealized gain (loss) on derivative liability	(2.1)	4.2
Interest and other income (expense), net	(2.4)	(3.4)
Income before income taxes	52.6	3.5
Provision for (benefit from) income taxes	5.2	(3.6)
Net income	$47.4	$7.1

Items reconciling net income to net income attributable to common stockholders:
Cumulative dividends on Series A Preferred Stock	(0.2)	(0.2)
Earnings allocated to Series A Preferred Stock	(1.1)	(0.2)
Net income attributable to common stockholders - Basic	$46.1	$6.7
Add: Earnings allocated to Series A Preferred Stock	—	0.2
Add/Less: Unrealized (gain) loss on derivative liability on Series A Preferred Stock	—	(4.2)
Add: Cumulative dividends on Series A Preferred Stock	—	0.2
Net income attributable to common stockholders - Diluted (a)	$46.1	$2.9

Net income per share attributable to common stockholders:
Basic	$0.73	$0.11
Diluted	$0.72	$0.04

Shares used to compute net income per share attributable to common stockholders:
Basic	63.1	61.7
Diluted	63.9	64.5
(a) For the three months ended September 30, 2017, our diluted earnings per share attributable to common stockholders is calculated using the if-converted method because it is more dilutive, whereas for the three months ended September 29, 2018, our diluted earnings per share attributable to common stockholders is calculated using the treasury stock method.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
Net income	$47.4	$7.1
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	0.1	1.9
Net change in unrealized gain (loss) on available-for-sale securities	0.4	(0.1)
Other comprehensive income, net of tax	0.5	1.8
Comprehensive income (loss), net of tax	$47.9	$8.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

	September 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$459.4	$397.3
Short-term investments	274.9	314.2
Accounts receivable, net	239.6	197.1
Inventories	136.6	153.6
Prepayments and other current assets	70.6	65.0
Total current assets	1,181.1	1,127.2
Property, plant and equipment, net	318.6	306.9
Goodwill and intangibles, net	17.6	18.3
Deferred income taxes	122.0	125.6
Other non-current assets	5.7	3.5
Total assets	$1,645.0	$1,581.5
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127.6	$126.5
Accrued payroll and related expenses	30.3	31.5
Accrued expenses	35.0	33.9
Other current liabilities	21.0	22.1
Total current liabilities	213.9	214.0
Convertible notes	338.5	334.2
Derivative liability	54.5	52.4
Other non-current liabilities	18.8	19.0
Total liabilities	625.7	619.6
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A Preferred Stock, $0.001 par value, 10,000,000 authorized shares; 35,805 shares issued and outstanding as of September 29, 2018 and June 30, 2018	35.8	35.8
Total redeemable convertible preferred stock	35.8	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 63,346,678 and 62,790,087 shares issued and outstanding as of September 29, 2018 and June 30, 2018, respectively	0.1	0.1
Additional paid-in capital	763.5	753.2
Retained earnings	213.0	166.4
Accumulated other comprehensive income	6.9	6.4
Total stockholders’ equity	983.5	926.1
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$1,645.0	$1,581.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
OPERATING ACTIVITIES:
Net income	$47.4	$7.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19.7	16.7
Stock-based compensation	10.8	9.3
Unrealized (gain) loss on derivative liability	2.1	(4.2)
Amortization of acquired developed technologies	0.8	0.8
Amortization of discount on 0.25% Convertible Senior Notes due 2024	4.3	4.1
Other non-cash (income) expenses	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	(41.9)	(7.5)
Inventories	15.3	(2.0)
Prepayments and other current and non-currents assets	(5.3)	(5.8)
Income taxes, net	4.8	(3.5)
Accounts payable	4.1	(1.8)
Accrued payroll and related expenses	(1.1)	(2.4)
Accrued expenses and other current and non-current liabilities	(3.8)	(1.2)
Net cash provided by operating activities	57.2	9.7
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(29.6)	(33.0)
Payment for asset acquisition	(0.7)	—
Purchases of short-term investments	(5.9)	(228.3)
Proceeds from maturities and sales of short-term investments	45.7	128.8
Net cash provided by (used in) investing activities	9.5	(132.5)
FINANCING ACTIVITIES:
Payment of dividends - Series A Preferred Stock	(0.4)	(0.2)
Payment of debt issuance costs	(0.9)	—
Payment of acquisition related holdback	(1.0)	—
Repayment of capital lease obligation	(2.3)	(1.2)
Proceeds from the exercise of stock options	—	1.7
Net cash provided by (used in) financing activities	(4.6)	0.3
Effect of exchange rates on cash and cash equivalents	—	0.4
Increase (decrease) in cash and cash equivalents	62.1	(122.1)
Cash and cash equivalents at beginning of period	397.3	272.9
Cash and cash equivalents at end of period	$459.4	$150.8
Supplemental disclosure of cash flow information:
Cash paid for taxes	$0.3	$0.3
Cash paid for interest	0.6	0.6
Unpaid property, plant and equipment in accounts payable and accrued expenses	18.8	12.6
Equipment acquired under capital lease	—	8.5
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum (we, us, our or the Company) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including OpComms and Lasers for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be OEMs that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that Network Equipment Manufacturers (“NEMs”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, and gaming who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.
Basis of Presentation
The preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation, warranty, derivative liability, business combinations, and goodwill.
On March 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oclaro, Prota Merger Sub, Inc., and Prota Merger, LLC, pursuant to which we will acquire Oclaro and Oclaro will become a wholly-owned subsidiary of Lumentum. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 of a share of Lumentum common stock, subject to the conditions and restrictions set forth in the Merger Agreement. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement. Oclaro stockholders are expected to own approximately 16% of the combined company following the closing. Oclaro’s stockholders approved the Merger Agreement on July 10, 2018 and we have received approval for the transaction under the Hart-Scott Rodino Act in the United States. We are in the process of obtaining antitrust approval in China. The Merger Agreement contains certain termination rights for both Lumentum and Oclaro. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals by March 11, 2019, Lumentum may be required to pay Oclaro a termination fee of $80 million.
In connection with the Merger Agreement, Lumentum entered into a commitment letter, dated as of March 11, 2018, with Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch (“Deutsche Bank”), pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $550 million.
As of October 26, 2018, the total transaction consideration was expected to be approximately $1.6 billion, which would be funded by a combination of $600 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company.
Our commitment letter and related documentation with Deutsche Bank requires payment of a ticking fee to Deutsche Bank. The ticking fee accrues at a rate of (a) commencing on the 31st day following the date on which the term loans were allocated to members of the lending syndicate (the “Allocation Date”), 1.25% per annum, and (b) commencing on the 61st day following the Allocation Date, 2.5% per annum, in each case, based on an aggregate principal amount of term loan commitments provided by Deutsche Bank under the commitment letter. The Allocation Date occurred on August 8, 2018 and, as of September 29, 2018, we had not borrowed any funds under the senior secured term loan facility. Accordingly, we began to incur ticking fees on the $500 million of term loan commitments on September 8, 2018. We expensed $0.4 million related to the ticking fee, which is included in interest expense in our condensed consolidated statements of operations for the three months ended September 29, 2018.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended September 29, 2018, we also incurred $0.9 million of debt issuance costs in connection with the above facility which were capitalized and recorded in other non-current assets on our condensed consolidated balance sheet. These costs will be recorded as contra liability when the debt is drawn and will be amortized to interest expense using the effective interest rate method from the issuance date through the end of the term of the loan.
The transaction is subject to customary closing conditions, including antitrust regulatory approval in China. The transaction is not subject to any financing condition. Although we anticipate that the transaction will be be completed by December 11, 2018, the termination date of the merger agreement will be automatically extended to March 11, 2019, subject to certain conditions set forth in the Merger Agreement.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2019 is a 52-week year ending on June 29, 2019. Our fiscal 2018 was a 52-week year and ended on June 30, 2018.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to the current year presentation on the notes to condensed consolidated financial statements. The reclassification of the prior period amounts did not impact previously reported condensed consolidated financial statements.
Accounting Policies
The accompanying interim unaudited condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Except for the accounting policies for revenue recognition and adoption of Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no significant changes to our significant accounting policies as of and for the three months ended September 29, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 30, 2018.
Adoption of Topic 606
Revenue Recognition Policy
Pursuant to Topic 606, our revenues are recognized upon the application of the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenues when, or as, the contractual performance obligations are satisfied
The majority of our revenue comes from product sales, consisting of sales of Lasers and OpComms hardware products to our customers. Our revenue contracts generally include only one performance obligation. Revenues are recognized at a point in time when control of the promised goods or services is transferred to our customers upon shipment or delivery, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We have entered into vendor managed inventory (“VMI”) programs with our customers. Under these arrangements, we receive purchase orders from our customers, and the inventory is shipped to the VMI location upon receipt of the purchase order. The customer then pulls the inventory from the VMI hub based on its production needs. Revenue under VMI programs is recognized when control transfers to the customer, which is generally upon pull of inventory by the customer from the hub.
Revenue from all sales types is recognized at transaction price. The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consideration, if any. We typically estimate the transaction price impact of discounts offered to the customers for early payments on receivables or net of accruals for estimated sales returns. These estimates are based on historical returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. We allocate the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer in similar circumstances.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer and deposited with the relevant government authority, are excluded from revenue. Our revenue arrangements do not contain significant financing components as our standard payment terms are less than one year.
If a customer pays consideration, or Lumentum has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred income/advances received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or it is due, whichever is earlier.
Transaction Price Allocated to the Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment.
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied (or partially unsatisfied) as of September 29, 2018:

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance Obligations	$384.8	$22.7	$0.4	$407.9
Warranty
Hardware products regularly include warranties to the end customers such that the product continues to function according to published specifications. We typically offer a twelve month warranty for most of our products. However, in some instances depending upon the product, specific market, product line and geography we deal in, and what is common in the industry, our warranties can vary and range from six months to five years. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of warranty is accrued as expense in accordance with authoritative guidance.
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
Shipping and Handling Costs
We record shipping and handling costs related to revenue transactions within cost of sales as a period cost.
Contract Costs
The Company recognizes the incremental direct costs of obtaining a contract, which consist of sales commissions, when control over the products they relate to transfers to the customer. Applying the practical expedient, the Company recognizes commissions as expense when incurred, as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances
The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits and included in other current liabilities of our condensed consolidated balance sheet. Payment terms vary by customer. The time between invoicing and when payment is due is not significant.
The following table reflects the changes in contract balances for the three months ended September 30, 2018:

Contract balances	Balance sheet location	September 29, 2018	June 30, 2018	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$239.6	$197.1	$42.5	21.6%
Deferred revenue and customer deposits	Other current liabilities	$2.6	$2.8	$(0.2)	(7.1)%
During the three months ended September 29, 2018, deferred revenue and customer deposits decreased primarily due to revenue recognized for the satisfaction of performance obligation over time in the amount of $0.4 million.
Disaggregation of Revenue
We disaggregate revenue by geography and by product, no other level of disaggregation is required considering the type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, based on the information that our chief operating decision maker uses to manage the business.
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (Topic 606), which amended the existing accounting standards for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting periods beginning after December 15, 2017. On July 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts that are not completed contracts at the date of initial adoption (i.e., July 1, 2018). Results for reporting periods after July 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The adoption of Topic 606 did not have a material impact on the nature and timing of our revenues, condensed consolidated statements of operations, cash flows, and balance sheet and therefore, we do not present results for the three months ended September 29, 2018 under Topic 605. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the changes in our accounting policies due to adoption of Topic 606.
Select condensed consolidated balance sheet line items, as if we had adopted Topic 606 in previous years, are summarized below as of the periods presented:

	June 30, 2018	Adjustments	July 1, 2018
Assets:
Accounts receivable, net	$197.1	$0.6	$197.7
Inventories	153.6	(1.2)	152.4
Stockholders’ equity:
Retained earnings	$166.4	$(0.6)	$165.8
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amendments contained in ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. We adopted ASU 2016-15 on July 1, 2018 on a prospective basis. The application of ASU 2016-15 will have a material impact on our consolidated financial statements if we elect to settle the principal amounts of our 2024 Notes (refer to “Note 10. Convertible Senior Notes”) in cash. The principal repayment will be bifurcated between (i) cash outflows for operating activities

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $137.6 million for the portion related to accreted interest attributable to debt discount, and (ii) financing activities for the remainder of $312.4 million.
In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU 2017-01 are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted ASU 2017-01 on July 1, 2018 on a prospective basis. The implementation of ASU 2017-01 did not have an impact on our financial statements.
In October 2016, FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets other than Inventory. The new guidance removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new guidance became effective for us in the first quarter of our fiscal 2019. The adoption of ASU 2016-16 did not have a material impact on our financial statements.
Accounting Pronouncements Not Yet Effective
In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments will become effective on November 5, 2018. The SEC staff subsequently indicated that it would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s effective date. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated statement of operations is required to be filed. We will include the first presentation of changes in stockholders’ equity on Form 10-Q in our third quarter of fiscal 2019.
In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Implementation costs capitalized must be expensed over the term of the hosting arrangement, including the period covered by an option to extend the arrangement. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted, including adoption in any interim period, for all entities. ASU 2018-15 is effective for us in our first quarter of fiscal 2021. We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements.
In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for defined benefit pension plans and other postretirement benefit plans. The new guidance is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. ASU 2018-14 should be applied retrospectively to all periods presented and is effective for us in our first quarter of fiscal 2022. We are currently evaluating the impact of ASU 2018-14 on our consolidated financial statements.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities are permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until the effective date. The standard is effective for us in our first quarter of fiscal 2021. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements and related disclosures.
In February 2018, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption in any interim period. ASU 2018-02 is effective for us in the first quarter of fiscal 2020. We are currently evaluating the impact of our pending adoption of ASU 2018-02 on our consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments contained in ASU 2017-04 are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, which should be applied prospectively. We plan to adopt the accounting standard update in our first quarter of fiscal 2020. We are currently evaluating the impact of ASU 2017-04 on our consolidated financial statements.
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
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended
	September 29, 2018	September 30, 2017
Basic Earnings per Common Share
Net income	$47.4	$7.1
Less: Cumulative dividends on Series A Preferred Stock	(0.2)	(0.2)
Less: Earnings allocated to Series A Preferred Stock	(1.1)	(0.2)
Net income attributable to common stockholders - Basic	$46.1	$6.7

Weighted average common shares outstanding including Series A Preferred Stock	64.6	63.2
Less: Weighted average Series A Preferred Stock	(1.5)	(1.5)
Basic weighted average common shares outstanding	63.1	61.7
Net income per share attributable to common stockholders - Basic	$0.73	$0.11

Diluted Earnings per Common Share
Net income attributable to common stockholders - Basic	$46.1	$6.7
Add: Earnings allocated to Series A Preferred Stock	—	0.2
Add/Less: Unrealized (gain) loss on derivative liability on Series A Preferred Stock	—	(4.2)
Add: Cumulative dividends on Series A Preferred Stock	—	0.2
Net income attributable to common stockholders - Diluted (a)	$46.1	$2.9
Weighted average common shares outstanding for basic earnings per common share	63.1	61.7
Effect of dilutive securities from 2015 Equity Incentive Plan	0.8	1.3
Effect of dilutive securities from Series A Preferred Stock	—	1.5
Diluted weighted average common shares outstanding	63.9	64.5
Net income per share attributable to common stockholders - Diluted	$0.72	$0.04
(a) For the three months ended September 30, 2017, our diluted earnings per share attributable to common stockholders is calculated using the if-converted method because it is more dilutive, whereas for the three months ended September 29, 2018, our diluted earnings per share attributable to common stockholders is calculated using the treasury stock method.
Our Series A Preferred Stock is considered a participating security, which may participate in undistributed earnings with our common stock. The holders of our Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of our common stock were to receive dividends. We are required to use the two-class method when computing earnings per share

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as we have a security that qualifies as a participating security. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Under the two-class method, basic earnings per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted earnings per common share is calculated similarly to basic earnings per common share except that it gives effect to all potentially dilutive common stock equivalents outstanding for the period using the treasury stock method. Diluted earnings per common share, when applicable, is computed using the more dilutive of the treasury stock method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.
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
As of September 29, 2018 and June 30, 2018, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax (1)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of June 30, 2018	$10.3	$(2.3)	$(1.6)	$6.4
Other comprehensive income	0.1	—	0.4	0.5
Ending balance as of September 29, 2018	$10.4	$(2.3)	$(1.2)	$6.9
(1) We evaluate the assumptions over the fair value of our defined benefit obligation annually and make changes as necessary.
Note 5. Asset Acquisition
On March 30, 2018, we entered into a Transition Services Agreement (“TSA”) with one of our contract manufacturers to wind down the production of our products at their facility in China and to facilitate an orderly transition of manufacturing to either our manufacturing facility in Thailand or our third party contract manufacturers, including the purchase of the manufacturing equipment. Under the terms of the TSA, we are required to pay $5.3 million in cash upon completion of certain milestones related to the purchase of equipment. During the three months ended September 29, 2018, we paid $0.7 million for the manufacturing equipment acquired under this TSA. This amount is included in construction in progress on our condensed consolidated balance sheet as of September 29, 2018.
We are also required to share cost of retention and severance, and to reimburse for certain other direct and indirect costs incurred by our contract manufacturer for transition services provided. These costs will be expensed as incurred.
Note 6. Balance Sheet Details
Accounts receivable allowances
As of September 29, 2018 and June 30, 2018, our accounts receivable allowance balance was $2.1 million and $2.6 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories
The components of inventories were as follows (in millions):

	September 29, 2018	June 30, 2018
Finished goods	$80.7	$98.2
Work in process	32.9	34.5
Raw materials and purchased parts	23.0	20.9
Inventories	$136.6	$153.6
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	September 29, 2018	June 30, 2018
Capitalized manufacturing overhead	$18.3	$20.5
Prepayments	22.3	19.5
Advances to contract manufacturers	13.7	14.0
Other current assets	16.3	11.0
Prepayments and other current assets	$70.6	$65.0
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	September 29, 2018	June 30, 2018
Land	$10.6	$10.6
Buildings and improvement	59.4	55.1
Machinery and equipment (1)	476.0	463.6
Computer equipment and software	26.5	26.3
Furniture and fixtures	2.9	2.2
Leasehold improvements	27.0	25.8
Construction in progress	59.9	52.6
	662.3	636.2
Less: Accumulated depreciation	(343.7)	(329.3)
Property, plant and equipment, net	$318.6	$306.9
(1) In fiscal 2018, we started leasing equipment from a vendor and have accounted for the transaction as a capital lease. Included in the table above is our capital lease asset of $15.6 million, gross and depreciation expense of $6.7 million as of September 29, 2018.
During the three months ended September 29, 2018 and September 30, 2017, we recorded depreciation expense of $19.7 million and $16.7 million, respectively.
Our construction in progress primarily includes machinery and equipment that were purchased in order to increase our manufacturing capacity. We expect to place these assets in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 29, 2018	June 30, 2018
Warranty accrual (1)	$6.6	$6.6
Restructuring accrual and related charges (2)	1.6	1.9
Deferred revenue and customer deposits	2.6	2.8
Capital lease obligation (3)	5.4	7.3
Other current liabilities	4.8	3.5
Other current liabilities	$21.0	$22.1
(1) Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(2) Refer to “Note 13. Restructuring and Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements.
(3) As of September 29, 2018, an amount of $1.6 million related to a capital lease was recorded in accounts payable on the condensed consolidated balance sheet. Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	September 29, 2018	June 30, 2018
Asset retirement obligation	$2.7	$2.7
Pension and related accrual	3.7	3.5
Deferred rent	2.5	2.6
Unrecognized tax benefit	9.0	6.1
Capital lease obligation (1)	—	0.4
Other non-current liabilities	0.9	3.7
Other non-current liabilities	$18.8	$19.0
(1) Refer to “Note 16. Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Note 7. Cash, Cash Equivalents, and Short-term Investments

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, cash equivalents and short-term investments
The following table summarizes our cash, cash equivalents, and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 29, 2018:
Cash	$149.9	$—	$—	$149.9
Cash equivalents:
Commercial paper	3.6	—	—	3.6
Money market funds	286.5	—	—	286.5
U.S. Treasury	19.4	—	—	19.4
Total cash and cash equivalents	$459.4	$—	$—	$459.4
Short-term investments:
Commercial paper	$6.7	$—	$—	$6.7
Asset-backed securities	58.5	—	(0.2)	58.3
Corporate debt securities	202.4	0.1	(1.1)	201.4
Municipal bonds	0.4	—	—	0.4
Mortgage-backed securities	3.0	—	—	3.0
Foreign government bonds	5.1	—	—	5.1
Total short-term investments	$276.1	$0.1	$(1.3)	$274.9

June 30, 2018:
Cash	$103.6	$—	$—	$103.6
Cash equivalents:
Certificates of deposit	3.0	—	—	3.0
Commercial paper	112.1	—	—	112.1
Money market funds	0.8	—	—	0.8
U.S. Treasury securities	143.6	—	—	143.6
U.S. Agency securities	34.2	—	—	34.2
Total cash and cash equivalents	$397.3	$—	$—	$397.3
Short-term investments:
Certificates of deposit	$7.5	$—	$—	$7.5
Commercial paper	10.5	—	—	10.5
Asset-backed securities	68.0	—	(0.2)	67.8
Corporate debt securities	220.6	0.1	(1.5)	219.2
Municipal bonds	1.6	—	—	1.6
Mortgage-backed securities	4.2	—	—	4.2
Foreign government bonds	3.4	—	—	3.4
Total short-term investments	$315.8	$0.1	$(1.7)	$314.2
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended September 29, 2018 and September 30, 2017, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended September 29, 2018 and September 30, 2017, our interest and other income (expense), net of $(2.4) million and $(3.4) million, includes interest income on the short-term investments and cash equivalents of $2.7 million and $1.5 million, respectively.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 29, 2018:
Commercial paper	$6.1	$—	$—	$—	$6.1	$—
Asset-backed securities	48.4	(0.2)	8.5	—	56.9	(0.2)
Corporate debt securities	113.3	(0.8)	46.9	(0.3)	160.2	(1.1)
Mortgage-backed securities	2.8	—	—	—	2.8	—
Foreign government bonds	4.1	—	—	—	4.1	—
Total	$174.7	$(1.0)	$55.4	$(0.3)	$230.1	$(1.3)

June 30, 2018:
Certificates of deposit	$5.4	$—	$—	$—	$5.4	$—
Commercial paper	8.5	—	—	—	8.5	—
Asset-backed securities	66.6	(0.2)	0.3	—	66.9	(0.2)
Corporate debt securities	188.6	(1.5)	2.0	—	190.6	(1.5)
Municipal bonds	0.6	—	—	—	0.6	—
U.S. Agency securities	4.0	—	—	—	4.0	—
Foreign government bonds	3.4	—	—	—	3.4	—
Total	$277.1	$(1.7)	$2.3	$—	$279.4	$(1.7)
The following table classifies our investments in debt securities by contractual maturities (in millions):

	September 29, 2018		June 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$150.0	$149.5	$150.1	$149.6
Due in 1 year through 5 years	119.4	118.7	157.2	156.1
Due in 5 years through 10 years	4.9	4.9	6.1	6.1
Due after 10 years	1.8	1.8	2.4	2.4
	$276.1	$274.9	$315.8	$314.2
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
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities for a total purchase consideration of $8.7 million. We estimated the fair value of our Level 3 contingent consideration related to this acquisition at the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. We estimated the likelihood of meeting the production targets at 90 percent and recorded the fair value of such contingent consideration in other current liabilities on the condensed consolidated balance sheet as of September 29, 2018. This contingent consideration will result in a cash payment of $3.0 million, if and when the production targets are achieved, which we expect to occur within the following 12 months. There was no change in the fair value of our contingent consideration during the three months ended September 29, 2018 and September 30, 2017.
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
September 29, 2018:
Assets:
Cash equivalents:
Commercial paper	$—	$3.6	$—	$3.6
Money market funds	286.5	—	—	286.5
U.S. Treasury	19.4	—	—	19.4
Short-term investments:
Commercial paper	—	6.7	—	6.7
Asset-backed securities	—	58.3	—	58.3
Corporate debt securities	—	201.4	—	201.4
Municipal bonds	—	0.4	—	0.4
Mortgage-backed securities	—	3.0	—	3.0
Foreign government bonds	—	5.1	—	5.1
Total assets	$305.9	$278.5	$—	$584.4
Other accrued liabilities:
Derivative liability	$—	$—	$54.5	$54.5
Acquisition contingencies	—	—	2.7	2.7
Total other accrued liabilities	$—	$—	$57.2	$57.2

	Level 1	Level 2	Level 3	Total
June 30, 2018:
Assets:
Cash equivalents:
Certificates of deposit	$—	$3.0	$—	$3.0
Commercial paper	—	112.1	—	112.1
Money market funds	0.8	—	—	0.8
U.S. Treasury securities	143.6	—	—	143.6
U.S. Agency securities	—	34.2	—	34.2
Short-term investments:
Certificates of deposit	—	7.5	—	7.5
Commercial paper	—	10.5	—	10.5
Asset-backed securities	—	67.8	—	67.8
Corporate debt securities	—	219.2	—	219.2
Municipal bonds	—	1.6	—	1.6
Mortgage-backed securities	—	4.2	—	4.2
Foreign government bonds	—	3.4	—	3.4
Total assets	$144.4	$463.5	$—	$607.9
Other accrued liabilities:
Derivative liability	$—	$—	$52.4	$52.4
Acquisition contingencies	—	—	2.7	2.7
Total other accrued liabilities	$—	$—	$55.1	$55.1

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangible and other long-lived assets. During the annual impairment testing performed in fiscal 2018, we concluded that our intangible and other long-lived assets were not impaired. No impairment charges were recorded during the three months ended September 29, 2018 and September 30, 2017. Refer to “Note 12. Goodwill and Other Intangible Assets”.
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
The Series A Preferred Stock is redeemable at the option of Amada after five years and classified as non-controlling interest redeemable convertible preferred stock in our condensed consolidated balance sheet. The Series A Preferred Stock is measured at its redemption value. The Series A Preferred Stock value of $35.8 million as of September 29, 2018 has not changed from the prior year.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The accrued dividends as of September 29, 2018 and June 30, 2018 were $0.2 million and $0.4 million, respectively. During the three months ended September 29, 2018 and September 30, 2017, we paid $0.4 million and $0.2 million, respectively, in dividends to the holders of Series A Preferred Stock.
Redemption
Optional redemption by the Company
On or after the third anniversary, which occurred in August 2018, we have the option upon providing notice of not less than 30 calendar days to redeem for cash all (but not less than all) of the shares of Series A Preferred Stock at a redemption price equal to the Issuance Value plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared.
On October 15, 2018, we issued a 30-day notice of intent to the holders of Series A Preferred Stock to redeem all shares of Series A Preferred Stock. We expect the holders of Series A Preferred Stock to exercise their right to convert by November 14, 2018.
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
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share, a 132.5% premium to the fair market value at the date of issuance. Prior to the close of business on the business day immediately preceding December 15, 2023, the 2024 Notes will be convertible only under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price, or $78.80 on each applicable trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. In addition, upon the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert 2024 Notes in connection with such make-whole fundamental change.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. We incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. We amortize the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes is 5.4% per year. As of September 29, 2018, the remaining debt discount amortization period was 65 months.
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
The 2024 Notes consisted of the following components as of the periods presented (in millions):

Liability component:	September 29, 2018	June 30, 2018
Principal	$450.0	$450.0
Unamortized debt discount	(111.5)	(115.8)
Net carrying amount of the liability component	$338.5	$334.2
The following table sets forth interest expense information related to the 2024 Notes for the periods presented (in millions, except percentages):

	Three Months Ended
(in millions, except percentages)	September 29, 2018	September 30, 2017
Contractual interest expense	$0.3	$0.3
Amortization of the debt discount	4.3	4.1
Total interest expense	$4.6	$4.4
Effective interest rate on the liability component	5.4%	5.4%
We have the ability and intent to settle the $450 million face value of the debt in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the debt. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62.
Note 11. Derivative Liability
We estimate the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model. We applied the lattice model to value the embedded derivative using a “with-and-without method,” where the value of the Series A Preferred Stock, including the embedded derivative, is defined as the “with”, and the value of the Series A Preferred Stock, excluding the embedded derivative, is defined as the “without”. The lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate for the Series A Preferred Stock; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using Level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price and the volatility results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative for the Series A Preferred Stock are primarily related to the change in the price of our common stock and are reflected in the condensed consolidated statements of operations as “Unrealized gain (loss) on derivative liability”. Unrealized gain (loss) on derivative liability for the Series A Preferred Stock amounted to $(2.1) million and $4.2 million for the three months ended September 29, 2018 and September 30, 2017, respectively.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock for the three months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Balance as of beginning of period	$52.4	$51.6
Unrealized (gain) loss on the Series A Preferred Stock derivative liability	2.1	(4.2)
Balance as of end of period	$54.5	$47.4
Note 12. Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in goodwill by our reportable segments during the three months ended September 29, 2018 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of beginning of period	$5.9	$5.4	$11.3
Foreign currency translation adjustment	—	—	—
Balance as of end of period	$5.9	$5.4	$11.3
The following table presents the changes in goodwill by our reportable segments during the three months ended September 30, 2017 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of beginning of period	$5.9	$5.5	$11.4
Foreign currency translation adjustment	0.2	(0.1)	0.1
Balance as of end of period	$6.1	$5.4	$11.5
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2018, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three months ended September 29, 2018 and

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2017, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Acquired Developed Technologies and Other Intangibles
The following tables present details of our acquired developed technologies and other intangibles as of the periods presented (in millions):

September 29, 2018:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$105.6	$(99.3)	$6.3
Other intangibles	7.0	(7.0)	—
Total intangible assets	$112.6	$(106.3)	$6.3

June 30, 2018:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$105.5	$(98.5)	$7.0
Other intangibles	7.0	(7.0)	—
Total intangible assets	$112.5	$(105.5)	$7.0
The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
During the three months ended September 29, 2018 and September 30, 2017, we recorded $0.8 million and $0.8 million, respectively, of amortization related to acquired developed technologies.
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Cost of sales	$0.8	$0.8
Total	$0.8	$0.8
Based on the carrying amount of acquired developed technologies as of September 29, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2019	$2.2
2020	2.9
2021	0.5
2022	0.5
Thereafter	0.2
Total amortization	$6.3
Note 13. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to the market conditions. The following table summarizes the activity of restructuring and related charges during the three months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Balance as of beginning of period	$1.9	$3.8
Charges	1.3	2.9
Payments	(1.6)	(5.4)
Balance as of end of period	$1.6	$1.3
During the three months ended September 29, 2018, we recorded $1.3 million in restructuring and related charges in the condensed consolidated statements of operations, primarily attributable to severance and employee related benefits. On September 5, 2018, we implemented an internal re-organization in order to extend our market leadership position by strengthening product quality, to develop new enabling technologies required to support a winning long-term portfolio roadmap, and to develop commercial proposals and new product introduction (“NPI”) priorities to maintain and grow our position while driving new customer and eco-system partner engagements.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 14. Income Taxes
The comparability of our operating results in the first quarter of fiscal 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law including reducing the U.S. federal statutory tax rate from 35% to 21% and imposing new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of fiscal 2018 in accordance with SEC Staff Accounting Bulletin No. 118 (SAB 118). No further adjustments were made to the provisional amounts in the first quarter of fiscal 2019. The accounting for the tax effects of the Tax Act will be completed within the measurement period in accordance with SAB 118.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the 21% U.S. statutory rate primarily due to the benefit of foreign earnings of our subsidiaries being taxed at rates lower than the U.S. statutory rate.
We recorded a tax expense of $5.2 million for the three months ended September 29, 2018. Our provision for income taxes for the three months September 29, 2018 varied from the 21% U.S. statutory rate primarily due to earnings in our foreign subsidiaries, the U.S. research and development tax credit, and the tax effects of stock-based compensation, partially offset by the tax effect of Global Intangible Low-Taxed Income (GILTI) and subpart F income inclusion.
We recorded a tax benefit of $(3.6) million for the three months ended September 30, 2017. Our provision for income taxes for the three months ended September 30, 2017 varied from the previous U.S. federal statutory income tax rate of 35% primarily due to earnings in foreign operations, the tax benefit from excess stock-based compensation deductions, and the non-taxable unrealized gain from the embedded derivatives for the Series A Preferred Stock.
As of September 29, 2018, we had $9.0 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
On July 24, 2018, the Ninth Circuit Court of Appeals (the “Court”) issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Court withdrew the opinion issued on July 24, 2018 to allow time for a reconstituted panel of judges to confer. We will continue to monitor the case and potential impact to our consolidated financial statements.
Note 15. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of September 29, 2018, we had 2.0 million shares subject to restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of these grants is based on the closing market price of our common stock on the date of award.
The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.
As of September 29, 2018, 5.0 million shares of common stock under the 2015 Plan were available for grant.
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
During the three months ended September 29, 2018, our board of directors preliminary approved the grant of 0.2 million PSUs to senior members of our management team. The grant date has not been established for these awards as the performance targets will only be set and approved by our board in the quarter ending December 29, 2018. As such, no stock-based compensation has been recorded for these grants during the three months ended September 29, 2018.
Employee Stock Purchase Plan
On June 23, 2015, we adopted, and the board of directors of JDSU approved, the 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) under which 3.0 million shares of our common stock were authorized for issuance, which was ratified by our board of directors in August 2015. The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.3 million shares remained available for issuance as of September 29, 2018.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three months ended September 29, 2018 and September 30, 2017 was as follows (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Cost of sales	$3.3	$2.7
Research and development	2.8	3.1
Selling, general and administrative	4.7	3.5
	$10.8	$9.3
Approximately $2.1 million and $2.6 million of stock-based compensation was capitalized to inventory as of September 29, 2018 and June 30, 2018, respectively.
Stock Option and Stock Award Activity
We did not grant any stock options during the three months ended September 29, 2018 and September 30, 2017. As of September 29, 2018 and June 30, 2018, there were no options outstanding under the 2015 Plan.
During the three months ended September 30, 2017, there were 40,270 options exercised by our employees with the total intrinsic value of $0.7 million.
The following table summarizes our awards activity for the three months ended September 29, 2018 (in millions, except per share amounts):

	Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares (1)	Weighted-Average Grant Date Fair Value per Share
Unvested balance as of beginning of period	1.7	$43.1	0.1	$32.5	0.2	$52.0
Granted	0.7	67.8	—	—	—	—
Vested	(0.5)	38.4	—	—	(0.1)	52.0
Canceled	(0.1)	49.6	—	—	—	—
Unvested balance as of end of period	1.8	$55.2	0.1	$32.5	0.1	$—
(1) In fiscal 2018, we granted 0.1 million PSUs to senior members of our management team subject to revenue performance condition. The number of awards granted in fiscal 2018 represented 100% of target goal; under the terms of the awards, the recipient could earn between 0% and 200% of the original grant. The performance condition was achieved in fiscal 2018. During the three months ended September 29, 2018, our board of directors approved an increase in the original number of PSUs based on the actual achievement.
As of September 29, 2018, $97.8 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.
A summary of awards available for grant is as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Awards Available for Grant
Balance as of beginning of period	5.6
Granted	(0.7)
Canceled	0.1
Balance as of end of period	5.0
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three months ended September 29, 2018 and September 30, 2017 was $1.0 million and $0.8 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three months ended September 29, 2018 and September 30, 2017, there were no shares issued to employees through the 2015 Purchase Plan.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. During the three months ended September 29, 2018 and September 30, 2017, the assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued were as follows:

	September 29, 2018	September 30, 2017
Expected term (years)	0.5	0.5
Expected volatility	58.8%	53.0%
Risk-free interest rate	2.02%	1.02%
Dividend yield	—%	—%
Note 16. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2026. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of September 29, 2018, the future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Fiscal Years
Remainder of 2019	$8.8
2020	6.5
2021	5.1
2022	3.4
2023	2.4
Thereafter	1.8
Total minimum operating lease payments	$28.0
During the three months ended September 29, 2018 and September 30, 2017, rental expense relating to building and equipment was $2.8 million and $3.4 million, respectively.
Capital Lease
As of September 29, 2018, equipment acquired under a capital lease agreement was $15.6 million. Our capital lease asset is included in property, plant and equipment, net in our condensed consolidated balance sheets as of September 29, 2018. Amortization expense on this capital lease asset is recorded as depreciation expense and is included in cost of sales in our condensed consolidated statements of operations for the three months ended September 29, 2018. Our capital lease obligation is recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and is included in other current liabilities and other non-current liabilities in our condensed consolidated balance sheets as of September 29, 2018. Refer to “Note 6. Balance Sheet Details” for capital lease obligation amounts in other current liabilities and other non-current liabilities. Interest on these obligations is included in interest expense in our condensed consolidated statements of operations.
As of September 29, 2018 the future minimum annual lease payments under our capital lease were as follows (in millions):

Fiscal Years
Remainder of 2019	$6.7
2020	0.4
Total minimum capital lease payments	$7.1
Less: amount representing interest	$(0.1)
Present value of capital lease obligation	$7.0
Acquisition Contingencies
At the time of acquisition in February 2017, we incurred liabilities in the amount of $3.6 million. The amount of up to $3.0 million is expected to be paid within the following 12 months contingent upon meeting certain production targets, and is included in other current liabilities on our consolidated balance sheet as of September 29, 2018. We retained $1.0 million of the purchase price as security for any potential liabilities of the seller under the representations, warranties and indemnifications included in the purchase agreement. The amount of $1.0 million was fully paid to the seller during the three months ended September 29, 2018.
0.25% Convertible Senior Notes due 2024
The future interest and principal payments related to the 2024 Notes are as follows as of September 29, 2018:

Fiscal Years
Remainder of 2019	$0.6
2020	1.1
2021	1.1
2022	1.1
2023	1.1
Thereafter	451.2
Total 2024 Notes payments	$456.2
Purchase Obligations
Purchase obligations of $206.5 million as of September 29, 2018, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
Product Warranties

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents the changes in our warranty reserve during the three months ended September 29, 2018 and September 30, 2017 (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Balance as of beginning of period	$6.6	$9.7
Provision for warranty	1.2	1.0
Utilization of reserve	(1.2)	(1.3)
Balance as of end of period	$6.6	$9.4
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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of September 29, 2018, we did not have any material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Net revenue:
OpComms	$310.1	$207.9
Lasers	44.0	35.3
Net revenue	$354.1	$243.2
Gross profit:
OpComms	124.9	72.1
Lasers	17.7	10.6
Total segment gross profit	142.6	82.7
Unallocated corporate items:
Stock-based compensation	(3.3)	(2.7)
Amortization of intangibles	(0.8)	(0.8)
Other charges (1)	(12.5)	(10.7)
Gross profit	$126.0	$68.5
(1) “Other charges” of unallocated corporate items for the three months ended September 29, 2018 primarily include set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand of $12.7 million. During the three months ended September 30, 2017, “other charges” of unallocated corporate items primarily consisted of set-up costs of our facility in Thailand of $3.1 million, as well as inventory write-downs due to canceled programs not allocated to the segments of $7.0 million.

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented:

	Three Months Ended
	September 29, 2018	September 30, 2017
OpComms:	$310.1	$207.9
Telecom	142.9	110.4
Datacom	34.2	45.2
Consumer and Industrial	133.0	52.3
Lasers	$44.0	$35.3
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

	Three Months Ended
	September 29, 2018		September 30, 2017
Net revenue:
Americas:
United States	$21.9	6.2%	$33.6	13.8%
Mexico	56.3	15.9	24.8	10.3
Other Americas	0.9	0.3	2.2	0.9
Total Americas	$79.1	22.4%	$60.6	25.0%

Asia-Pacific:
Hong Kong	$65.5	18.5%	$48.9	20.1%
Japan	36.1	10.2	34.1	14.0
South Korea	70.0	19.8	10.9	4.5
Other Asia-Pacific	74.1	20.9	63.3	26.0
Total Asia-Pacific	$245.7	69.4%	$157.2	64.6%

EMEA	$29.3	8.2%	$25.4	10.4%

Total net revenue	$354.1		$243.2

LUMENTUM HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our net revenue from Mexico increased due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico, while net revenue from Hong Kong and South Korea grew due to our 3D sensing ramp for mobile devices.
During the three months ended September 29, 2018 and September 30, 2017, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended
	September 29, 2018	September 30, 2017
Customer A	30.5%	16.3%
Customer B	15.0%	*
Customer C	13.0%	14.2%
Customer D	*	10.4%
*Represents less than 10% of total net revenue
Long-lived assets, namely net property, plant and equipment were identified based on the physical location of the assets in the corresponding geographic areas (in millions):

	As of
	September 29, 2018	June 30, 2018
Property, Plant and Equipment, net
United States	$103.6	$97.6
China	62.1	70.0
Thailand	131.3	107.4
Other countries	21.6	31.9
Total long-lived assets	$318.6	$306.9
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and China. During the three months ended September 29, 2018 and September 30, 2017, net inventory purchased from a single contract manufacturer which represented 10% or greater of total net purchases is summarized as follows:

	Three Months Ended
	September 29, 2018	September 30, 2017
Vendor A	51.5%	44.9%
Vendor B	25.1%	25.7%
Vendor C	*	10.9%
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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets, products and strategy, sales and customer demand, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates, tax planning and tax reserves, tariffs and trade policies, our corporate and financial reporting structure, our plans for growth and innovation, the Series A Preferred Stock of our wholly-owned subsidiary, Lumentum Inc., and our proposed acquisition of Oclaro, including the anticipated closing date, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
On March 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oclaro, Inc. (“Oclaro”), Prota Merger Sub, Inc., and Prota Merger, LLC, pursuant to which we will acquire Oclaro and Oclaro will become a wholly-owned subsidiary of Lumentum. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 of a share of Lumentum common stock, subject to the conditions and restrictions set forth in the Merger Agreement. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement. Oclaro stockholders are expected to own approximately 16% of the combined company following the closing. Oclaro’s stockholders approved the Merger Agreement on July 10, 2018 and we have received approval for the transaction under the Hart-Scott Rodino Act in the United States. We are in the process of obtaining antitrust approval in China. The Merger Agreement contains certain termination rights for both Lumentum and Oclaro. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, Lumentum may be required to pay Oclaro a termination fee of $80 million.
As of October 26, 2018, the total transaction consideration was expected to be approximately $1.6 billion, which would be funded by a combination of $600 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Warranty
• Derivative Liability
• Business Combinations

• Goodwill
Except for the accounting policies for revenue recognition and the related accounts updated as a result of adopting ASU 2014-09 (Topic 606), there have been no significant changes to our significant accounting policies as of and for the three months ended September 29, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 30, 2018. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the details of ASU 2014-09 (Topic 606) adoption. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2018 provides a more complete discussion of our critical accounting policies and estimates.
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Unaudited Condensed Consolidated Statements of Operations items as a percentage of net revenue:

	Three Months Ended
	September 29, 2018	September 30, 2017
Segment net revenue:
OpComms	87.6%	85.5%
Lasers	12.4	14.5
Net revenue	100.0	100.0
Cost of sales	64.2	71.5
Amortization of acquired developed technologies	0.2	0.3
Gross profit	35.6	28.2
Operating expenses:
Research and development	9.8	14.9
Selling, general and administrative	9.3	10.9
Restructuring and related charges	0.4	1.2
Total operating expenses	19.5	27.0
Income from operations	16.1	1.2
Unrealized gain (loss) on derivative liability	(0.6)	1.7
Interest and other income (expense), net	(0.7)	(1.4)
Income before income taxes	14.9	1.5
Provision for (benefit from) income taxes	1.5	(1.4)
Net income	13.4%	2.9%

Financial Data for the three months ended September 29, 2018 and September 30, 2017
The following table summarizes selected Unaudited Condensed Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	September 29, 2018	September 30, 2017	Change	Percentage Change
Segment net revenue:
OpComms	$310.1	$207.9	$102.2	49.2%
Lasers	44.0	35.3	8.7	24.6
Net revenue	$354.1	$243.2	$110.9	45.6%

Gross profit	$126.0	$68.5	$57.5	83.9%
Gross margin	35.6%	28.2%

Research and development	$34.6	$36.3	$(1.7)	(4.7)%
Percentage of net revenue	9.8%	14.9%

Selling, general and administrative	$33.0	$26.6	$6.4	24.1%
Percentage of net revenue	9.3%	10.9%

Restructuring and related charges	$1.3	$2.9	$(1.6)	(55.2)%
Percentage of net revenue	0.4%	1.2%

Net Revenue
Net revenue increased by $110.9 million, or 45.6%, during the three months ended September 29, 2018 compared to the three months ended September 30, 2017. This increase was primarily due to increased sales in 3D sensing, Telecom, and Lasers products.
OpComms net revenue increased by $102.2 million, or 49.2%, during the three months ended September 29, 2018 compared to the three months ended September 30, 2017, driven by increased sales of Telecom products of $32.5 million and of Consumer and Industrial products of $80.7 million, primarily in 3D sensing for mobile devices, partially offset by decreased sales of Datacom products of $11.0 million.
Lasers net revenue increased by $8.7 million, or 24.6%, during the three months ended September 29, 2018 compared to the three months ended September 30, 2017, primarily due to increased sales of our kilowatt class fiber lasers, offset by lower sales of our solid state lasers.
During the three months ended September 29, 2018 and September 30, 2017, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended
	September 29, 2018	September 30, 2017
Customer A	30.5%	16.3%
Customer B	15.0%	*
Customer C	13.0%	14.2%
Customer D	*	10.4%
*Represents less than 10% of total net revenue

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and EMEA. Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, however, the location of the end customers may differ. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries within those regions that represented 10% or more of our total net revenue (in millions, except for percentages):

	Three Months Ended
	September 29, 2018		September 30, 2017
Net revenue:
Americas:
United States	$21.9	6.2%	$33.6	13.8%
Mexico	56.3	15.9	24.8	10.3
Other Americas	0.9	0.3	2.2	0.9
Total Americas	$79.1	22.4%	$60.6	25.0%

Asia-Pacific:
Hong Kong	$65.5	18.5%	$48.9	20.1%
Japan	36.1	10.2	34.1	14.0
South Korea	70.0	19.8	10.9	4.5
Other Asia-Pacific	74.1	20.9	63.3	26.0
Total Asia-Pacific	$245.7	69.4%	$157.2	64.6%

EMEA	$29.3	8.2%	$25.4	10.4%

Total net revenue	$354.1		$243.2
During the three months ended September 29, 2018 and September 30, 2017, net revenue from customers outside the United States, based on customer shipping location, represented 93.8% and 86.2% of net revenue, respectively. Our net revenue from Mexico increased due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico, while net revenue from Hong Kong and South Korea grew due to our 3D sensing ramp for mobile devices.
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
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three months ended September 29, 2018 and September 30, 2017 (in millions, except for percentages):

	Gross Profit		Gross Margin
	Three Months Ended		Three Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
OpComms	$124.9	$72.1	40.3%	34.7%
Lasers	17.7	10.6	40.2%	30.0%
Segment total	$142.6	$82.7	40.3%	34.0%
Unallocated corporate items (1)	(16.6)	(14.2)
Total	$126.0	$68.5	35.6%	28.2%

(1) The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Other charges of unallocated corporate items for the three months ended September 29, 2018 primarily include set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand of $12.7 million. During the three months ended September 30, 2017, other charges of unallocated corporate items primarily consisted of set-up costs of our facility in Thailand of $3.1 million, as well as inventory write-downs due to canceled programs not allocated to the segments of $7.0 million.
Gross Margin
Gross margin during the three months ended September 29, 2018 increased to 35.6% from 28.2% during the three months ended September 30, 2017. The increase was primarily due to increased sales in our 3D sensing and lasers products, which have higher gross margins than the average for the Company, as well as lower sales of Datacom products, which have lower gross margins than the average for the Company.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Segment Gross Margin
OpComms
OpComms gross margin during the three months ended September 29, 2018 increased to 40.3% from 34.7% during the three months ended September 30, 2017. This increase was primarily due to increased sales of our 3D sensing and ROADM products, which have higher gross margins than the averages for this segment.
Lasers
Lasers gross margin during the three months ended September 29, 2018 increased to 40.2% from 30.0% during the three months ended September 30, 2017. This increase was primarily due to increased revenue and manufacturing utilization for our kilowatt class fiber lasers products.
Research and Development
R&D expense decreased by $1.7 million, or 4.7%, during the three months ended September 29, 2018 compared to the three months ended September 30, 2017. The decrease in R&D expense was primarily due to a decrease in stock-based compensation of $0.3 million and payroll related expense of $1.1 million.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment to increase in absolute dollars in future quarters.
Selling, General and Administrative
SG&A expense increased by $6.4 million, or 24.1%, during the three months ended September 29, 2018 compared to the three months ended September 30, 2017. The increase was primarily attributable to $1.1 million of costs related to the planned acquisition of Oclaro, an increase in stock-based compensation of $1.2 million and an increase in payroll related expense of $2.4 million, which includes an increase in variable incentive compensation of $1.2 million.
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

During the three months ended September 29, 2018, we recorded $1.3 million in restructuring and related charges in the condensed consolidated statements of operations, primarily attributable to severance and employee related benefits. On September 5, 2018, we implemented an internal re-organization in order to extend market leadership position by strengthening product quality, to develop new enabling technologies required to support a winning long-term portfolio roadmap, and to develop commercial proposals and NPI priorities to maintain and grow our position while driving new customer and eco-system partner engagements.
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
Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Interest expense	$(5.1)	$(4.4)
Foreign exchange gains (losses), net	(0.3)	(0.4)
Interest income	2.7	1.5
Other income (expense), net	0.3	(0.1)
Interest and other income (expense), net	$(2.4)	$(3.4)
For the three months ended September 29, 2018, interest and other income (expense), net improved by $1.0 million compared to the three months ended September 30, 2017, mainly driven by increased interest income on our short-term investments and cash equivalents of $1.2 million.
Unrealized Gain (Loss) on Derivative Liability
Unrealized gain (loss) on Series A Preferred Stock derivative liability amounted to $(2.1) million and $4.2 million for the three months ended September 29, 2018 and September 30, 2017, respectively. The change is primarily related to the change in the price of our underlying common stock and is reflected in the condensed consolidated statements of operations as “Unrealized gain (loss) on derivative liability”. For further discussion of our derivative liability, see “Note 11. Derivative Liability” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Provision for (Benefit from) Income Taxes (in millions)

	Three Months Ended
	September 29, 2018	September 30, 2017
Provision for (benefit from) income taxes	$5.2	$(3.6)
The comparability of our operating results in the first quarter of fiscal 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law including reducing the U.S. federal statutory tax rate from 35% to 21% and new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of fiscal 2018 in accordance with SEC Staff Accounting Bulletin No. 118 (SAB 118). No further adjustments were made to the provisional amounts in the first quarter of fiscal 2019. The accounting for the tax effects of the Tax Act will be completed within the measurement period in accordance with SAB 118.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the 21% U.S. statutory rate primarily due to the benefit of foreign earnings of our subsidiaries being taxed at rates lower than the U.S. statutory rate.

We recorded a tax expense of $5.2 million for the three months ended September 29, 2018. Our provision for income taxes for the three months September 29, 2018 varied from the 21% U.S. statutory rate primarily due to earnings in our foreign subsidiaries, the U.S. research and development tax credit, and the tax effects of stock-based compensation, partially offset by the tax effect of GILTI and subpart F income inclusion.
We recorded a tax benefit of $(3.6) million for the three months ended September 30, 2017. Our provision for income taxes for the three months ended September 30, 2017 varied from the previous U.S. federal statutory income tax rate of 35% primarily due to earnings in foreign operations, the tax benefit from excess stock-based compensation deductions, and the non-taxable unrealized gain from the embedded derivatives for the Series A Preferred Stock.
As of September 29, 2018, we had $9.0 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months. An estimate of the range of increase or decrease that could occur in the next twelve months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
On July 24, 2018, the Ninth Circuit Court of Appeals (the “Court”) issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Court withdrew the opinion issued on July 24, 2018 to allow time for a reconstituted panel of judges to confer. We will continue to monitor the case and potential impact to our consolidated financial statements.
We operate under a tax holiday in Thailand, which could be effective through fiscal year 2025, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The tax holiday had insignificant impact on our foreign taxes and on net income per share (diluted) for the fiscal year ended June 30, 2018 and for the three months ended September 29, 2018.
For further discussion of our income tax provision, see “Note 14. Income Taxes” in the Notes to Unaudited Condensed Consolidated Financial Statements.
Contractual Obligations
The following table summarizes our contractual obligations as of September 29, 2018, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$2.7	$—	$1.0	$0.4	$1.3
Purchase obligations (1)	206.5	203.5	3.0	—	—
Operating lease obligations (1)	28.0	10.4	10.8	5.3	1.5
Capital lease obligation (1)	7.1	7.1	—	—	—
Pension plan contributions (2)	0.5	0.5	—	—	—
0.25% Convertible Senior Notes due 2024	450.0	—	—	—	450.0
Interest on 2024 Notes (3)	6.2	1.1	2.2	2.2	0.7
Acquisition contingencies (4)	3.0	3.0	—	—	—
Total	$704.0	$225.6	$17.0	$7.9	$453.5
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
As of September 29, 2018, asset retirement obligations presented in the preceding table are included in other non-current liabilities on our unaudited condensed consolidated balance sheet. As of September 29, 2018, our other non-current liabilities also include $9.0 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
In addition to the obligations discussed above, at the time of the closing of the Oclaro acquisition (which is expected to be completed by December 11, 2018, or no later than March 11, 2019 if we have not received antitrust approvals by December 11, 2018), we will be required to pay cash consideration as described further in “Acquisitions” below. We also expect to incur indebtedness in an aggregate principal amount of approximately $500 million pursuant to a senior secured term loan facility entered into in connection with the closing of the Oclaro acquisition.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Acquisitions
As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for, our products. We believe we have strengthened our business model by expanding our addressable markets, customer base and expertise, diversifying our product portfolio, and fortifying our core businesses through acquisitions as well as through organic initiatives. On March 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oclaro, Inc. (“Oclaro”), Prota Merger Sub, Inc., and Prota Merger, LLC, pursuant to which we will acquire Oclaro and Oclaro will become a wholly-owned subsidiary of Lumentum. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 of a share of Lumentum common stock, subject to the conditions and restrictions set forth in the Merger Agreement. The total transaction consideration was approximately $1.8 billion as of the date of the Merger Agreement. Oclaro stockholders are expected to own approximately 16% of the combined company following the closing. Oclaro’s stockholders approved the Merger Agreement on July 10, 2018 and we have received approval for the transaction under the Hart-Scott Rodino Act in the United States. We are in the process of obtaining antitrust approval in China. The Merger Agreement contains certain termination rights for both Lumentum and Oclaro. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, Lumentum may be required to pay Oclaro a termination fee of $80 million.
In connection with the Merger Agreement, Lumentum entered into a commitment letter, dated as of March 11, 2018, with Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch (“Deutsche Bank”), pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $550 million.
As of October 26, 2018, the total transaction consideration was expected to be approximately $1.6 billion, which would be funded by a combination of $600 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company.

Our commitment letter and related documentation with Deutsche Bank requires payment of a ticking fee to Deutsche Bank. The ticking fee accrues at a rate of (a) commencing on the 31st day following the date on which the term loans were allocated to members of the lending syndicate (the “Allocation Date”), 1.25% per annum, and (b) commencing on the 61st day following the Allocation Date, 2.5% per annum, in each case, based on an aggregate principal amount of term loan commitments provided by Deutsche Bank under the commitment letter. The Allocation Date occurred on August 8, 2018 and, as of September 29, 2018, we had not borrowed any funds under the senior secured term loan facility. Accordingly, we began to incur ticking fees on the $500 million of term loan commitments on September 8, 2018. We expensed $0.4 million related to the ticking fee, which is included in interest expense in our condensed consolidated statements of operations for the three months ended September 29, 2018.
During the three months ended September 29, 2018, we also incurred $0.9 million of debt issuance costs in connection with the above facility which were capitalized and recorded in other non-current assets on our condensed consolidated balance sheet. These costs will be recorded as contra liability when the debt is drawn and will be amortized to interest expense using the effective interest rate method from the issuance date through the end of the term of the loan.
Financial Condition
Liquidity and Capital Resources
As of September 29, 2018 and June 30, 2018, our cash and cash equivalents of $459.4 million and $397.3 million, respectively, were held predominantly in the United States. The total amount of cash outside the United States as of September 29, 2018 was $52.1 million, which was primarily held in Hong Kong, Cayman Islands, Thailand, Canada, and British Virgin Islands. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, such as our new Thailand facility, strategic transactions and partnerships, and acquisitions. Our intent is to indefinitely reinvest funds held outside the United States, except for the funds held in the Cayman Islands and Hong Kong, and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is insignificant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.

As of September 29, 2018, our consolidated balance of cash and cash equivalents increased by $62.1 million, to $459.4 million from $397.3 million as of June 30, 2018. The increase in cash and cash equivalents was mainly due to cash provided by operating activities of $57.2 million during the three months ended September 29, 2018.
Operating Cash Flow
Cash provided by operating activities was $57.2 million during the three months ended September 29, 2018, primarily resulting from $47.4 million of net income and $37.7 million of non-cash items (such as depreciation, stock-based compensation, unrealized loss on derivative liability, amortization of intangibles, amortization of discount on the 2024 Notes), offset by $27.9 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $41.9 million offset by a decrease in inventories of $15.3 million.
Investing Cash Flow
Cash provided by investing activities of $9.5 million during the three months ended September 29, 2018 was primarily attributable to sales of short-term investments, net of purchases of $39.8 million offset by capital expenditures of $29.6 million.
Financing Cash Flow
Cash used in financing activities of $4.6 million during the three months ended September 29, 2018 resulted primarily from a repayment of a capital lease obligation of $2.3 million, payment of debt issuance costs of $0.9 million, and payment of acquisition related holdback of $1.0 million.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of September 29, 2018, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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
In March 2018, we entered into the Merger Agreement with Oclaro. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock will be exchanged for $5.60 in cash and 0.0636 of a share of Lumentum common stock, subject to the conditions and restrictions set forth in the Merger Agreement. In connection with the acquisition of Oclaro, we have entered into a commitment letter with Deutsche Bank, pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of $550 million.

As of October 26, 2018, the total transaction consideration was expected to be approximately $1.6 billion, which would be funded by a combination of $600 million in Lumentum common stock, $500 million in new debt, and the remaining amount from the cash balances of the combined company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three months ended September 29, 2018 and September 30, 2017, we recorded unrealized gain (loss) of $(0.3) million and $(0.4) million, respectively, in the interest and other income (expense), net in the condensed consolidated statements of operations included in this Form 10-Q.
Although we sell primarily in U.S. Dollar, we have foreign currency exchange risks related to our operating expenses denominated in currencies other than the U.S. Dollar, principally the Chinese Yuan, Canadian Dollar, Thai Baht, Japanese Yen, Swiss Franc, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
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
In March 2017, we issued the 2024 Notes in a private placement with an aggregate principal amount of $450 million. We carry the 2024 Notes at face value less amortized discount on the condensed consolidated balance sheet. The 2024 Notes bear interest at a rate of 0.25% per year. Since the 2024 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the potential value of the shares to be distributed to the holders of 2024 Notes changes when the market price of our stock fluctuates. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.
Interest Rate Fluctuation Risk
As of September 29, 2018, we had cash, cash equivalents, and short-term investments of $734.3 million. Cash equivalents and short-term investments are primarily comprised of highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of September 29, 2018, the weighted-average duration of our investment portfolio was less than six months. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 29, 2018, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.9 million, and a hypothetical increase or decrease of 0.5% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $0.9 million.

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
Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, we recently experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our Thailand manufacturing facility. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. Over the course of 2018, the United States has imposed tariffs on the import of certain products manufactured in China, and could propose further tariffs, which could increase costs associated with the manufacture of our products in China and negatively impact our sales levels and profit margins.
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
In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. Uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries has recently increased. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs.
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

•
changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to, or increase our costs associated with the, import or export our products from various countries;

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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. More specifically, the United States and China have applied tariffs to certain of each other’s exports over the course of 2018. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on the Company. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected our fiscal year ended June 30, 2018, and which will continue to affect our fiscal years thereafter. The changes include, but are not limited to, (1) a reduction in the U.S. federal corporate tax rate (resulting in a blended corporate rate of 28% for our fiscal year ended June 30, 2018, and a rate of 21% for our fiscal years thereafter); (2) a mandatory deemed repatriation tax (“Transition Tax”) on certain deferred income of foreign subsidiaries that, if the taxpayer so elects, is payable over eight years; (3) bonus depreciation that allows full expensing of qualified property; (4) elimination of the corporate alternative minimum tax; (5) addition of the Base Erosion and Anti-Abuse Tax (“BEAT”), a new minimum tax on taxable income adjusted for certain base erosion payments; (6) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (7) a new provision to currently tax Global Intangible Low-Taxed Income (“GILTI”); (8) a new limitation on deductible interest expense; (9) the repeal of the domestic production activity deduction; (10) limitations on the deductibility of certain executive compensation; (11) limitations on the use of foreign tax credits (“FTCs”) to reduce U.S. income tax liability; and (12) limitations on net operating losses generated in the taxable years beginning after December 31, 2017 to 80 percent of taxable income.
The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including the BEAT and GILTI), which we are currently reviewing, and it is possible that any impact of BEAT, GILTI, or other provisions of the Tax Act could significantly reduce, or outweigh, the benefit of the reduction in the U.S. federal statutory rate. Due to the uncertain practical and technical application of many of these provisions, we made reasonable estimates of the effects and recorded provisional amounts where possible for the fiscal year ended June 30, 2018. The U.S. Treasury Department and the Internal Revenue Service (IRS), and other standards-setting bodies may issue guidance on how the provisions of the Tax Act will be applied that is different from our interpretation. The Tax Act requires complex computations not previously required or produced, and significant judgments and assumptions in the interpretation of the law were made in producing our provisional estimates. As we complete our analyses, and interpret any additional guidance, we may adjust the provisional amounts we have recorded, and those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made. We also anticipate that uncertainty in the application of the Tax Act to our ongoing operations as well as possible adverse future law changes attributable to changes in the U.S. political environment could have an adverse impact on our future tax rate. Other countries also continue to consider enacting new laws, which could adversely affect us. The foregoing items could increase our future tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including to support product development and introduce new products, address new markets, engage in strategic transactions and partnerships, improve or expand our operating infrastructure or acquire complementary businesses and technologies. In March 2018, we entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch (the “Commitment Party”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Party has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $550 million. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of Convertible Senior Notes due in 2024 (the “2024 Notes”) and we may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Each of the above-referenced lawsuits was filed by purported stockholders of Oclaro to challenge the Merger (as defined below). The plaintiffs have sought, among other things, injunctive relief preventing the parties from consummating the Merger, rescission of the transactions contemplated by the Merger Agreement should they be consummated, and litigation costs, including attorneys’ fees, as well as damages to be awarded to the plaintiff and any class if the Merger is consummated. One of the conditions to consummating the Merger is the absence of any order, judgment or injunction enjoining or otherwise prohibiting consummation of the Merger in any jurisdiction that is material to the business or operations of us or Oclaro. Consequently, if the remaining plaintiff - or any plaintiff who subsequently files a similar lawsuit - is successful in obtaining an injunction preventing the parties from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all. This lawsuit and any other subsequently filed similar lawsuits could also have a material adverse effect on our business, results of operations and financial condition.
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
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $73.20, through September 29, 2018. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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
In March 2018, we announced that we signed a merger agreement to acquire Oclaro. Our and Oclaro’s obligations to consummate the merger with Oclaro (the “Merger”) are subject to the satisfaction or waiver of certain conditions. These conditions include, among other customary conditions, no action being taken by any governmental entity having jurisdiction enjoining or otherwise prohibiting consummation of the Merger or instituting proceedings seeking the same, no law having been passed by any governmental entity making the consummation of the Merger illegal, receipt of certain specified regulatory approvals in the People’s Republic of China, approval by NASDAQ for listing of the shares of our common stock to be issued in the Merger, accuracy of representations and warranties of the parties to the applicable standard provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a Material Adverse Effect (as defined below in the Merger Agreement) on us or Oclaro, and compliance by the parties with their covenants in the Merger Agreement in all material respects.
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
In addition, if the Merger is not completed on or before 5:00 p.m. Pacific Time on December 11, 2018 (subject to a potential extension to March 11, 2019), either we or Oclaro may choose to terminate the Merger Agreement. We or Oclaro may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, including after approval of the Merger by Oclaro’s stockholders.
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

•	the failure to complete the Merger may result in negative publicity and a negative perception of us in the investment community, which could negatively impact our stock price; and

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
In connection with the Merger, we have agreed to pay an aggregate cash purchase price of approximately $416 million from the combined company’s balance sheet. We have further entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch (the “Commitment Party”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Party has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $550 million (the “Term Loan Facilities”). The use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the Merger will reduce our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
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
Our subsidiary, Lumentum Inc., issued $35.8 million in Series A Preferred Stock to Viavi, which were sold to Amada following the Separation. The Series A Preferred Stock may be converted by Amada into shares of our common stock beginning on the second anniversary of the closing of the stock purchase (absent a change of control of us or similar event) using a conversion price of $24.63, which is equal to 125% of the volume weighted average price per share of our common stock in the five “regular-way” trading days following the Separation. Any shares of our common stock that may be issued upon conversion of the Series A Preferred Stock would dilute the ownership interests of existing stockholders and any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. The Series A Preferred Stock may be redeemed by us on or after the third anniversary of the date of issuance, which such third anniversary occurred in August 2018, or the preferred stockholders may cause us to redeem the Series A Preferred Stock upon the fifth anniversary of the date of issuance. While we issued a 30-day notice of intent on October 15, 2018 to the holders of Series A Preferred Stock to redeem all shares of Series A Preferred Stock at a redemption value of $35.8 million plus accrued and unpaid dividends of $0.3 million, we expect the holders of Series A Preferred Stock to exercise their right to convert before such redemption occurs.
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
The definitive documentation governing the Term Loan Facilities will also contain customary events of default that include, among other things, certain payment defaults, covenant defaults, cross-defaults to other indebtedness, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. Such events of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. Furthermore, if we are unable to repay the amounts due and payable under the definitive documentation governing our Term Loan Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness which could force us into bankruptcy or liquidation. In the event our lenders accelerated the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreements would likely have a material adverse effect on us. As a result of these restrictions, we may be: limited in how we conduct business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.
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

LUMENTUM HOLDINGS INC.

Date:	November 1, 2018	By: /s/ Christopher W. Coldren
By: Christopher W. Coldren
Senior Vice President, Interim Chief Financial Officer