Form 10-Q
period 2018-12-29
Lumentum Holdings Inc.
filed 2019-02-07
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 28, 2019, the Registrant had 76.1 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net revenue	$373.7	$404.6	$727.8	$647.8
Cost of sales	244.5	232.7	471.8	406.6
Amortization of acquired intangibles	4.4	0.8	5.2	1.6
Gross profit	124.8	171.1	250.8	239.6
Operating expenses:
Research and development	42.8	43.8	77.4	80.1
Selling, general and administrative	62.7	35.7	95.7	62.3
Restructuring and related charges	7.8	0.8	9.1	3.7
Total operating expenses	113.3	80.3	182.2	146.1
Income from operations	11.5	90.8	68.6	93.5
Unrealized gain (loss) on derivative liability	10.9	7.9	8.8	12.1
Interest and other income (expense), net	(4.7)	(3.2)	(7.1)	(6.6)
Income before income taxes	17.7	95.5	70.3	99.0
Provision for (benefit from) income taxes	1.4	(109.3)	6.6	(112.9)
Net income	$16.3	$204.8	$63.7	$211.9

Items reconciling net income to net income attributable to common stockholders:
Less: Cumulative dividends on Series A Preferred Stock	(0.1)	(0.3)	(0.3)	(0.5)
Less: Earnings allocated to Series A Preferred Stock	(0.1)	(4.7)	(1.2)	(4.9)
Net income attributable to common stockholders - Basic	$16.1	$199.8	$62.2	$206.5
Add: Earnings allocated to Series A Preferred Stock	0.1	4.7	1.2	4.9
Add/Less: Unrealized (gain) loss on derivative liability on Series A Preferred Stock	(10.9)	(7.9)	(8.8)	(12.1)
Add: Cumulative dividends on Series A Preferred Stock	0.1	0.3	0.3	0.5
Net income attributable to common stockholders - Diluted (a)	$5.4	$196.9	$54.9	$199.8

Net income per share attributable to common stockholders:
Basic	$0.24	$3.21	$0.96	$3.34
Diluted	$0.08	$3.05	$0.82	$3.10

Shares used to compute net income per share attributable to common stockholders:
Basic	66.8	62.2	65.0	61.9
Diluted	67.8	64.6	66.6	64.5
(a) For the three and six months ended December 29, 2018 and December 30, 2017, our diluted earnings per share attributable to common stockholders is calculated using the if-converted method because it is more dilutive than the treasury stock method.

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net income	$16.3	$204.8	$63.7	$211.9
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(0.7)	0.1	(0.6)	2.0
Net change in unrealized gain (loss) on available-for-sale securities	0.1	(0.6)	0.5	(0.7)
Net change in defined benefit obligation, net of tax	(0.1)	—	(0.1)	—
Other comprehensive income (loss), net of tax	(0.7)	(0.5)	(0.2)	1.3
Comprehensive income (loss), net of tax	$15.6	$204.3	$63.5	$213.2

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

	December 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$371.3	$397.3
Short-term investments	312.8	314.2
Accounts receivable, net	266.5	197.1
Inventories	303.2	153.6
Prepayments and other current assets	103.1	65.0
Total current assets	1,356.9	1,127.2
Property, plant and equipment, net	444.7	306.9
Goodwill	344.7	11.3
Other intangible assets, net	445.0	7.0
Deferred income taxes	184.3	125.6
Other non-current assets	21.0	3.5
Total assets	$2,796.6	$1,581.5
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199.2	$126.5
Accrued payroll and related expenses	41.2	31.5
Accrued expenses	46.5	33.9
Term loan, current	5.0	—
Other current liabilities	33.6	22.1
Total current liabilities	325.5	214.0
Convertible notes	342.9	334.2
Term loan, non-current	485.8	—
Derivative liability	—	52.4
Deferred tax liability	56.1	0.3
Other non-current liabilities	26.6	18.7
Total liabilities	1,236.9	619.6
Commitments and contingencies (Note 18)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A Preferred Stock, $0.001 par value, 10,000,000 authorized shares; zero and 35,805 shares issued and outstanding as of December 29, 2018 and June 30, 2018, respectively	—	35.8
Total redeemable convertible preferred stock	—	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 76,102,664 and 62,790,087 shares issued and outstanding as of December 29, 2018 and June 30, 2018, respectively	0.1	0.1
Additional paid-in capital	1,324.2	753.2
Retained earnings	229.2	166.4
Accumulated other comprehensive income	6.2	6.4
Total stockholders’ equity	1,559.7	926.1
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$2,796.6	$1,581.5

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 29, 2018	December 30, 2017
OPERATING ACTIVITIES:
Net income	$63.7	$211.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	45.7	34.9
Stock-based compensation	30.5	24.1
Unrealized (gain) loss on derivative liability	(8.8)	(12.1)
Amortization of acquired intangibles	6.0	1.6
Loss on disposal of property, plant and equipment	—	0.4
Amortization of discount on convertible notes	8.7	8.2
Amortization of deferred debt issuance cost on term loan	0.1	—
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	1.3	—
Release of valuation allowance, net	—	(124.0)
Other non-cash (income) expenses	(0.1)	0.2
Changes in operating assets and liabilities:
Accounts receivable	(0.8)	(55.8)
Inventories	0.5	(2.2)
Prepayments and other current and non-currents assets	(10.7)	(4.2)
Income taxes, net	5.8	11.0
Accounts payable	16.5	(7.0)
Accrued payroll and related expenses	(1.6)	12.7
Accrued expenses and other current and non-current liabilities	2.8	15.1
Net cash provided by operating activities	159.6	114.8
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(53.9)	(50.2)
Payment for asset acquisition	(0.7)	—
Payment for Oclaro acquisition, net of cash acquired	(619.8)	—
Purchases of short-term investments	(100.1)	(407.1)
Proceeds from maturities and sales of short-term investments	102.1	266.2
Net cash used in investing activities	(672.4)	(191.1)
FINANCING ACTIVITIES:
Tax payments related to restricted stock	(2.4)	—
Payment of dividends - Series A Preferred Stock	(0.7)	(0.2)
Payment of acquisition related holdback	(1.0)	—
Proceeds from employee stock plans	4.7	4.4
Proceeds from term loan, net of debt issuance costs	491.0	—
Repayment of capital lease obligation	(4.6)	(1.2)
Proceeds from the exercise of stock options	—	1.7
Net cash provided by financing activities	487.0	4.7
Effect of exchange rates on cash and cash equivalents	(0.2)	0.8
Increase (decrease) in cash and cash equivalents	(26.0)	(70.8)
Cash and cash equivalents at beginning of period	397.3	272.9
Cash and cash equivalents at end of period	$371.3	$202.1

Supplemental disclosure of cash flow information:
Cash paid for taxes	$0.4	$0.7
Cash paid for interest	0.7	0.6

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$21.7	$14.4
Equipment acquired under capital lease	—	15.6
Issuance costs in current liabilities	0.3	—
Issuance of common stock upon conversion of Series A Preferred Stock	79.4	—
Issuance of common stock and replacement awards in connection with Oclaro acquisition	460.1	—
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum (“we,” “us,” “our” or the “Company”) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications (“OpComms”) and Lasers for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be Original Equipment Manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that Network Equipment Manufacturers’ (“NEMs”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, and gaming who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.
Basis of Presentation
The preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation, warranty, derivative liability, business combinations and goodwill.
On December 10, 2018, the Company completed its merger with Oclaro, Inc. (“Oclaro”), a provider of optical components and modules for the long-haul, metro and data center markets. Our condensed consolidated financial statements include the operating results of Oclaro for the period from the date of acquisition through December 29, 2018. Refer to “Note 5. Business Combination” for further discussion of the merger.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2019 is a 52-week year ending on June 29, 2019, with the quarter ended December 29, 2018 being a 13-week quarterly period. Our fiscal 2018 was a 52-week year that ended on June 30, 2018, with the quarter ended December 30, 2017 being a 13-week quarterly period.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to the current year presentation in the notes to the condensed consolidated financial statements. The reclassification of the prior period amounts did not impact previously reported condensed consolidated financial statements, except for the presentation of net income attributable to common stockholders and net income per share attributable to common stockholders for the three and six months ended December 30, 2017. The adjustments are a result of using the two-class method to compute earnings per share for the impact of our Series A Preferred Stock outstanding. Refer to “Note 3. Earnings Per Share” for further details.
Accounting Policies
The accompanying condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Except for the accounting policies for (i) revenue recognition and the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and (ii) the change in our functional currency, from certain foreign currencies to the reporting currency, there have been no significant changes to our significant accounting policies as of and for the

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

six months ended December 29, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 30, 2018.
Adoption of Topic 606
Revenue Recognition Policy
Pursuant to Topic 606, our revenues are recognized upon the application of the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenues when, or as, the contractual performance obligations are satisfied.
The majority of our revenue comes from product sales, consisting of sales of Lasers and OpComms hardware products to our customers. Our revenue contracts generally include only one performance obligation. Revenues are recognized at a point in time when control of the promised goods or services are transferred to our customers upon shipment or delivery, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We have entered into vendor managed inventory (“VMI”) programs with our customers. Under these arrangements, we receive purchase orders from our customers, and the inventory is shipped to the VMI location upon receipt of the purchase order. The customer then pulls the inventory from the VMI hub based on its production needs. Revenue under VMI programs is recognized when control transfers to the customer, which is generally once the customer pulls the inventory from the hub.
Revenue from all sales types is recognized at the transaction price. The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration, if any. We typically estimate the impact on the transaction price for discounts offered to the customers for early payments on receivables or net of accruals for estimated sales returns. These estimates are based on historical returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. We allocate the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer in similar circumstances.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer and deposited with the relevant government authority, are excluded from revenue. Our revenue arrangements do not contain significant financing components as our standard payment terms are less than one year.
If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred revenue or deposits received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or it is due, whichever is earlier.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of December 29, 2018 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance Obligations	$550.1	$11.0	$0.3	$561.4
Warranty
Hardware products regularly include warranties to the end customers such that the product continues to function according to published specifications. We typically offer a twelve month warranty for most of our products. However, in some instances depending upon the product, specific market, product line and geography in which we operate, and what is common in the industry, our warranties can vary and range from six months to five years. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of warranty is accrued as expense in accordance with authoritative guidance.
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
Contract Balances
The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits, and are included in other current liabilities within our condensed consolidated balance sheet. Payment terms vary by customer. The time between invoicing and when payment is due is not significant.
The following table reflects the changes in contract balances for the six months ended December 29, 2018 (in millions, except percentages):

Contract balances	Balance sheet location	December 29, 2018	June 30, 2018	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$266.5	$197.1	$69.4	35.2%
Deferred revenue and customer deposits	Other current liabilities	$3.9	$2.8	$1.1	39.3%
Disaggregation of Revenue
We disaggregate revenue by geography and by product. Refer to “Note 19. Operating Segments and Geographic Information” for a presentation of disaggregated revenue. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our Chief Operating Decision Maker to manage the business.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Translation
Concurrent with the acquisition of Oclaro, on December 10, 2018, we established the functional currency for our worldwide operations as the U.S. dollar. The change in our functional currency is a result of significant changes in economic facts and circumstances, primarily the acquisition of Oclaro, a U.S. dollar-denominated functional currency company. The combined business, which requires the integration of our supply chain, manufacturing operations and sales organization, will predominantly use the U.S. dollar, including when negotiating customer and supplier contracts.
Translation adjustments reported prior to December 10, 2018, remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheet. The translated values for any non-monetary assets and liabilities as of December 10, 2018 become the new accounting basis for those assets. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Foreign currency re-measurement gains (losses) are included in interest and other income (expense), net from December 10, 2018.
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (Topic 606), which amended the existing accounting standards for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting periods beginning after December 15, 2017. On July 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts that are not completed contracts at the date of initial adoption (i.e., July 1, 2018). Results for reporting periods after July 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The adoption of Topic 606 did not have a material impact on the nature and timing of our revenues, condensed consolidated statements of operations, cash flows, and balance sheets and therefore, we do not present results for the three and six months ended December 29, 2018 under Topic 605. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the changes in our accounting policies due to adoption of Topic 606.
Select condensed consolidated balance sheet line items, as if we had adopted Topic 606 prior to July 1, 2018 are summarized below as of the periods presented (in millions):

	June 30, 2018	Adjustments	July 1, 2018
Assets:
Accounts receivable, net	$197.1	$0.6	$197.7
Inventories	153.6	(1.2)	152.4
Stockholders’ equity:
Retained earnings	$166.4	$(0.6)	$165.8
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amendments contained in ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. We adopted ASU 2016-15 on July 1, 2018 on a prospective basis. The application of ASU 2016-15 will have a material impact on our consolidated financial statements if we elect to settle the principal amounts of our 2024 Notes (refer to “Note 12. Convertible Senior Notes”) in cash. The principal repayment will be bifurcated between (i) cash outflows for operating activities of $137.6 million for the portion related to accreted interest attributable to debt discount, and (ii) financing activities for the remainder of $312.4 million.
In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU 2017-01 provides a clarifying test to determine when a set of assets and activities is not a business. Primarily, the test requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU 2017-01 are effective for annual periods beginning

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

after December 15, 2017, including interim periods within those periods. We adopted ASU 2017-01 on July 1, 2018 on a prospective basis. The implementation of ASU 2017-01 did not have an impact on our condensed consolidated financial statements.
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
In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Implementation costs capitalized must be expensed over the term of the hosting arrangement, including the period covered by an option to extend the arrangement. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted, including adoption in any interim period, for all entities. We early adopted ASU 2018-15, which did not have a material impact on our financial statements.
Accounting Pronouncements Not Yet Effective
In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated statement of operations is required to be filed. We will include the first presentation of changes in stockholders’ equity on our Form 10-Q in our third quarter of fiscal 2019.
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
In February 2018, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. ASU 2018-02 is effective for us in the first quarter of fiscal 2020. We are currently evaluating the impact of our pending adoption of ASU 2018-02 on our consolidated financial statements.
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
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and recognition of expected credit losses for financial assets held. Topic 326 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new guidance contained in Topic 842 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods, with early adoption permitted. The standard is effective for us in our first quarter of fiscal 2020 where we will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with an option to elect certain practical expedients. Based on our current lease portfolio, we estimate the value of leased assets and liabilities that may be recognized will be material. We are continuing to evaluate the impact of Topic 842 which is subject to change.
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Basic Earnings per Common Share
Net income	$16.3	$204.8	$63.7	$211.9
Less: Cumulative dividends on Series A Preferred Stock	(0.1)	(0.3)	(0.3)	(0.5)
Less: Earnings allocated to Series A Preferred Stock	(0.1)	(4.7)	(1.2)	(4.9)
Net income attributable to common stockholders - Basic	$16.1	$199.8	$62.2	$206.5

Weighted average common shares outstanding including Series A Preferred Stock	67.3	63.7	66.0	63.4
Less: Weighted average Series A Preferred Stock	(0.5)	(1.5)	(1.0)	(1.5)
Basic weighted average common shares outstanding	66.8	62.2	65.0	61.9
Net income per share attributable to common stockholders - Basic	$0.24	$3.21	$0.96	$3.34

Diluted Earnings per Common Share
Net income attributable to common stockholders - Basic	$16.1	$199.8	$62.2	$206.5
Add: Earnings allocated to Series A Preferred Stock	0.1	4.7	1.2	4.9
Add/Less: Unrealized (gain) loss on derivative liability on Series A Preferred Stock	(10.9)	(7.9)	(8.8)	(12.1)
Add: Cumulative dividends on Series A Preferred Stock	0.1	0.3	0.3	0.5
Net income attributable to common stockholders - Diluted (a)	$5.4	$196.9	$54.9	$199.8

Weighted average common shares outstanding for basic earnings per common share	66.8	62.2	65.0	61.9
Effect of dilutive securities from 2015 Equity Incentive Plan	0.5	0.9	0.6	1.1
Effect of dilutive securities from Series A Preferred Stock	0.5	1.5	1.0	1.5
Diluted weighted average common shares outstanding	67.8	64.6	66.6	64.5
Net income per share attributable to common stockholders - Diluted	$0.08	$3.05	$0.82	$3.10
(a) For the three and six months ended December 29, 2018 and December 30, 2017, our diluted earnings per share attributable to common stockholders is calculated using the if-converted method because it is more dilutive than the treasury stock method.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our Series A Preferred Stock was considered a participating security, meaning that it had the right to participate in undistributed earnings with our common stock. Prior to conversion, the holders of our Series A Preferred Stock were entitled to share in dividends, on an as-converted basis, if the holders of our common stock were to receive dividends. On November 2, 2018, the remaining 35,805 shares of our Series A Preferred Stock were converted and we issued 1.5 million shares of our common stock. Refer to “Note 11. Non-Controlling Interest Redeemable Convertible Preferred Stock” for further discussion.
We used the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted earnings per common share is calculated similar to basic earnings per common share except that it gives effect to all potentially dilutive common stock equivalents outstanding for the period, using the treasury stock method. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding $450 million in aggregate principal amount of 0.25% Convertible Senior Notes due in 2024 (the “2024 Notes”), all using the treasury stock method. We have the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62. Refer to “Note 12. Convertible Senior Notes” for further discussion. Diluted earnings per common share is computed using the more dilutive of the treasury stock method or the if-converted method.
Anti-dilutive potential shares from the 2015 Equity Incentive Plan are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method.
Note 4. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations, and available-for-sale securities.
As of December 29, 2018 and June 30, 2018, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligations, net of tax (1)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of June 30, 2018	$10.3	$(2.3)	$(1.6)	$6.4
Other comprehensive income (loss)	(0.6)	(0.1)	0.5	(0.2)
Ending balance as of December 29, 2018	$9.7	$(2.4)	$(1.1)	$6.2
(1) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary.
Note 5. Business Combination
On December 10, 2018, we acquired all of the outstanding common stock of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. Oclaro’s products provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications. This acquisition strengthens our product portfolio, including gaining Oclaro’s leading indium phosphide laser and photonic integrated circuit and coherent component and module capabilities; broadens our revenue mix; and positions us strongly to meet the future needs of our customers.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Pursuant to the merger agreement, Prota Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Lumentum (“Merger Sub”), merged with and into Oclaro (the “Merger”), with Oclaro surviving the Merger. Each outstanding share of Oclaro common stock, par value $0.01 per share, was automatically converted into the right to receive the following consideration (collectively, the “Merger Consideration”), without interest:
•$5.60 in cash (the “Cash Consideration”) and;

•	0.0636 of a share of Lumentum common stock, par value $0.001 per share (the “Exchange Ratio”).
The total fair value of consideration given in connection with the acquisition of Oclaro consisted of the following:

	Shares	Per Share	Total Consideration (in millions)
Cash paid for outstanding Oclaro common stock			$964.8
Lumentum common shares issued to Oclaro stockholders	10,941,436	$41.80	457.4
Replacement equity awards for Oclaro equity awards			2.7
Total consideration			$1,424.9
Each Oclaro restricted stock unit award (“Oclaro RSU”) that did not become vested at the close of the transaction was converted into a Lumentum restricted stock unit award (a “Lumentum RSU”) with similar terms and conditions, including vesting, that were applicable to such Oclaro RSU, at a ratio of one Oclaro share to 0.1933 shares of Lumentum common stock. The 0.1933 ratio was determined based on the sum of (i) the 0.0636 shares of common stock received by Oclaro common stockholders for every one share of Oclaro common stock, plus (ii) the $5.60 per share received by Oclaro common stockholders, divided by $43.189 (Lumentum’s average closing price for the 10 trading days ending on December 4, 2018, the third trading day prior to the Closing Date).
Each Oclaro stock option (“Oclaro Option”), whether vested or unvested, was converted into a Lumentum stock option (“Lumentum Option”) with similar terms and conditions, including vesting, that were applicable to such Oclaro Option, except that (i) the number of shares subject to the Lumentum Option equals the number of Oclaro shares subject to such Oclaro Option multiplied by 0.1933 and (ii) the exercise price of the Lumentum Option equals the exercise price per share of the Oclaro Option divided by 0.1933. Any Oclaro Option that was held by non-employees was cancelled and converted into the right to receive the Merger Consideration for each net option share covered by such Oclaro Option, subject to applicable withholding taxes.
In addition, each Oclaro restricted stock award (“Oclaro Restricted Stock Award”) and Oclaro RSU that became vested with the close of the transaction was converted into the right to receive the Merger Consideration.
The total transaction consideration was $1.4 billion, which was funded by the issuance of Lumentum common stock, new debt (refer to “Note 6. Term Loan Facility”), and cash balances of the combined company. We also recorded $14.4 million and $15.9 million, respectively, in acquisition-related costs in each of the three and six months ended December 29, 2018, representing professional and other direct acquisition costs. These costs are recorded within selling, general and administrative operating expense and within interest and other income (expense), net in our condensed consolidated statements of operations. The Company also incurred $9.3 million of debt financing costs which has been recorded as a contra liability. “Refer to Note 6. Term Loan Facility.”
From the acquisition date, Oclaro contributed $29.6 million of our consolidated net revenue for each of the three and six months ended December 29, 2018. Due to the continued integration of the combined businesses, it is impractical to determine Oclaro’s contribution to our net income.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We allocated the fair value of the purchase consideration to the tangible assets, liabilities and intangible assets acquired, including in-process research and development, or IPR&D, generally based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.  Our valuation assumptions of acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. Our preliminary allocation of the purchase price of Oclaro, based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, is as follows (in millions):

Purchase Price Allocation
Cash and cash equivalents	$345.0
Accounts receivable, net	68.0
Inventories	153.2
Prepayments and other current assets	33.7
Property, plant and equipment, net	128.6
Intangibles	444.0
Deferred income tax asset	54.1
Other non-current assets	16.6
Accounts payable	(57.8)
Accrued payroll and related expenses	(11.4)
Accrued expenses	(8.3)
Other current liabilities	(8.1)
Deferred tax liability	(55.8)
Other non-current liabilities	(10.3)
Goodwill	333.4
Total purchase price	$1,424.9
The merger consideration allocation set forth herein is preliminary and may be revised as additional information becomes available during the measurement period which could be up to 12 months from the closing date of the acquisition. Any such revisions or changes may be material. The primary areas of the preliminary purchase price allocation that are not yet finalized are certain tax matters, intangible assets, and identification of contingencies.
Goodwill and intangibles has been assigned to the OpComms segment. The preliminary goodwill of $333.4 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies, and other benefits that are expected to be generated by combining Lumentum and Oclaro. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. See “Note 14. Goodwill and Other Intangible Assets” for more information on goodwill and IPR&D.
During the three and six months ended December 29, 2018, we recorded $20.9 million in restructuring and stock-based compensation expense in our condensed consolidated statements of operations, primarily attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment, including following a change in control of Oclaro. The payments and benefits payable under these arrangements in the event of a change in control of Oclaro are subject to a “double trigger,” meaning that both a change in control of Oclaro and a subsequent involuntary termination of employment are required by Lumentum. In other words, the change in control of Oclaro does not by itself trigger any payments or benefits. Instead, payments and benefits are paid only if the employment of the employee is subsequently terminated without “cause” (or the employee resigns for “good reason”) during a specified period following the change in control. The total expense incurred by us is $20.9 million for the three and six months ended December 29, 2018, out of which $5.7 million relates to cash severance as part of our restructuring expense which is recorded within restructuring and related charges in our condensed consolidated statements of operations (refer to “Note 15. Restructuring and Related Charges”) and $15.2 million relates to the acceleration of equity awards which is recorded within both cost of sales and selling, general and administrative expense, in our condensed consolidated statements of operations (refer to “Note 17. Stock-Based Compensation and Stock Plans”).

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Supplemental Pro Forma Information
The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions we believe are reasonable under the circumstances.
The following supplemental pro forma information presents the combined results of operations for the six months ended December 29, 2018 and December 30, 2017, as if Oclaro had been acquired as of the beginning of fiscal year 2018. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of the term loan debt issuance costs. For fiscal year 2018, nonrecurring pro forma adjustments directly attributable to the Oclaro acquisition included (i) restructuring and stock-based compensation expense of $20.9 million, (ii) the purchase accounting effect of inventories acquired of $60.3 million and (iii) transaction costs of $23.0 million.
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Six Months Ended
	December 29, 2018	December 30, 2017

Net revenue	$941.8	$942.7
Net income	32.7	168.4

Note 6. Term Loan Facility
On March 11, 2018, in connection with the Oclaro merger, Lumentum entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch (“Deutsche Bank”), pursuant to which, Deutsche Bank committed to provide a senior secured term loan facility to finance the merger.
On December 10, 2018 (the “Closing Date”), concurrent with the closing of the Oclaro merger, Lumentum entered into a Credit and Guarantee Agreement (the “Credit Agreement”), by and among Lumentum, certain subsidiaries of Lumentum, the lenders party thereto, and Deutsche Bank, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $500.0 million. The term loans available under the Term Loan Facility were fully drawn on the Closing Date and the proceeds of the term loans were used to consummate the merger and pay fees and expenses in connection with the merger and the Term Loan Facility.
The term loans will mature on the seventh anniversary of the Closing Date, at which time all outstanding principal and accrued and unpaid interest on the term loans must be repaid. Commencing on the last business day of the first full fiscal quarter after the Closing Date, the term loans will amortize in equal quarterly installments equal to 0.25% of the original principal amount of the Term Loans, with the balance payable due on December 10, 2025, the maturity date. We are required to make mandatory prepayments of the outstanding principal amount of term loans with the net cash proceeds from the disposition of certain assets and the receipt of insurance proceeds upon certain casualty and condemnation events, in each case, to the extent in excess of the certain threshold amounts and to the extent not reinvested within a specified time period. We are also required to make mandatory prepayments of the outstanding principal amount of term loans from the incurrence of certain types of indebtedness and from any excess cash flow beyond stated threshold amounts. We have the right to prepay the term loans, in whole or in part, at any time without premium or penalty, subject to certain limitations and a 1.00% soft call premium applicable during the first six months following the Closing Date.
The term loans bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate equal to the highest of (i) the prime rate then in effect, (ii) the federal funds rate, plus 0.50% and (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.0%, subject to a floor of 0.0%, or (b) an adjusted LIBOR rate, subject to a floor of 0.0%. The applicable margin with respect to the initial term loans is equal to 2.50% in the case of LIBOR rate loans and 1.50% in the case of base rate loans. The applicable margin is adjusted following the first full fiscal quarter after the Closing Date, if our first lien net leverage ratio is equal to or less than 0.50:1.00, to 2.25% in the case of LIBOR rate loans and 1.25% in the case of

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

base rate loans. During the three and six months ended December 29, 2018, we recorded interest expense of $1.4 million related to the initial term loans, which is included in interest and other income (expense), net in our condensed consolidated statements of operations.
The commitment letter with Deutsche Bank required payment of a ticking fee. During the three and six months ended December 29, 2018, we recorded total expenses in connection with the ticking fee of $2.3 million and $2.7 million, respectively. This ticking fee expense is included in interest and other income (expense), net in our condensed consolidated statements of operations.
The Credit Agreement permits us to add one or more incremental term loan facilities. Incremental loans are subject to certain additional conditions, including, without limitation, obtaining additional commitments from the lenders then party to the Credit Agreement or from new lenders.
Our obligations under the Credit Agreement are required to be guaranteed by certain of our domestic subsidiaries meeting materiality thresholds set forth in the Credit Agreement. Such obligations, including the guaranties, are secured by substantially all of the assets of Lumentum and Lumentum’s subsidiary guarantors (other than customarily excluded assets) pursuant to a Pledge and Security Agreement, dated as of December 10, 2018, by and among Lumentum and Deutsche Bank.
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of Lumentum and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, and enter into transactions with affiliates, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require the immediate payment of all obligations under the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. As of December 29, 2018, we were in compliance with all of the covenants.
We incurred $9.3 million of debt issuance costs in connection with the Term Loan Facility which were capitalized and recorded as a contra liability in our condensed consolidated balance sheet. These costs will be amortized to interest expense using the effective interest rate method from the issuance date of December 10, 2018, through the end of the term of the loan. As of December 29, 2018, the effective interest rate is 5.16% and the stated interest rate is 4.89%.
The following table sets forth balance sheet information related to the term loan at December 29, 2018 (in millions):

December 29, 2018
Principal	$500.0
Unamortized value of the debt issuance costs	(9.2)
Net carrying value	$490.8

Term loan, current	$5.0
Term loan, non-current	$485.8
The following table sets forth interest expense information related to the term loan, including interest expense associated with the ticking fee, for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Contractual interest expense	$3.7	$—	$4.1	$—
Amortization of the debt issuance costs	0.1	—	0.1	—
Total interest expense	$3.8	$—	$4.2	$—

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7. Asset Acquisition
On March 30, 2018, we entered into a Transition Services Agreement (“TSA”) with one of our contract manufacturers to wind down the production of our products at their facility in China and to facilitate an orderly transition of manufacturing to either our manufacturing facility in Thailand or our third party contract manufacturers, including the purchase of the manufacturing equipment. Under the terms of the TSA, we are required to pay $5.3 million in cash upon completion of certain milestones related to the purchase of equipment. During the six months ended December 29, 2018, we paid $0.7 million and accrued an additional $2.0 million for the manufacturing equipment acquired under this TSA. This amount is included in machinery and equipment within property, plant and equipment in our condensed consolidated balance sheet as of December 29, 2018.
We are also required to share cost of retention and severance, and to reimburse for certain other direct and indirect costs incurred by our contract manufacturer for transition services provided. These costs are expensed as incurred.
Note 8. Balance Sheet Details
Accounts receivable allowances
As of each of December 29, 2018 and June 30, 2018, our accounts receivable allowance balance was $2.6 million.
Inventories
The components of inventories were as follows (in millions):

	December 29, 2018	June 30, 2018
Finished goods	$118.1	$98.2
Work in process	129.0	34.5
Raw materials and purchased parts	56.1	20.9
Inventories	$303.2	$153.6
The inventory balance at December 29, 2018 includes $60.3 million related to the inventory step-up adjustment from the Oclaro acquisition.
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	December 29, 2018	June 30, 2018
Capitalized manufacturing overhead	$17.1	$20.5
Prepayments	26.8	19.5
Advances to contract manufacturers	12.6	14.0
Other current assets	46.6	11.0
Prepayments and other current assets	$103.1	$65.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	December 29, 2018	June 30, 2018
Land	$10.6	$10.6
Buildings and improvement	65.9	55.1
Machinery and equipment (1)	595.2	463.6
Computer equipment and software	41.4	26.3
Furniture and fixtures	4.0	2.2
Leasehold improvements	28.9	25.8
Construction in progress	63.6	52.6
	809.6	636.2
Less: Accumulated depreciation (1)	(364.9)	(329.3)
Property, plant and equipment, net	$444.7	$306.9
(1) In fiscal 2018, we started leasing equipment from a vendor and have accounted for the transaction as a capital lease. Included in the table above are our capital lease assets of $17.5 million, gross and $8.2 million in accumulated depreciation as of December 29, 2018, and $15.6 million, gross and $5.2 million in accumulated depreciation as of June 30, 2018.
During the three and six months ended December 29, 2018, we recorded depreciation expense of $26.0 million and $45.7 million, respectively. During the three and six months ended December 30, 2017, we recorded depreciation expense of $18.2 million and $34.9 million, respectively.
Our construction in progress primarily includes machinery and equipment that were purchased in order to increase our manufacturing capacity. We expect to place these assets in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	December 29, 2018	June 30, 2018
Warranty accrual (1)	$9.7	$6.6
Restructuring accrual and related charges (2)	3.5	1.9
Deferred revenue and customer deposits	3.9	2.8
Capital lease obligation (3)	3.7	7.3
Income tax payable (4)	7.2	0.7
Other current liabilities	5.6	2.8
Other current liabilities	$33.6	$22.1
(1) Refer to “Note 18. Commitments and Contingencies.”
(2) Refer to “Note 15. Restructuring and Related Charges.”
(3) In addition to the $3.7 million of capital lease obligations recorded within other current liabilities, we also recorded $1.6 million within accounts payable and $0.5 million within other non-current liabilities in the condensed consolidated balance sheet as of December 29, 2018. Refer to “Note 18. Commitments and Contingencies.”
(4) Refer to “Note 16. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	December 29, 2018	June 30, 2018
Asset retirement obligation	$2.8	$2.7
Pension and related accrual (1)	10.9	3.5
Deferred rent	2.5	2.6
Unrecognized tax benefit	9.0	6.1
Capital lease obligation	0.5	0.4
Other non-current liabilities	0.9	3.4
Other non-current liabilities	$26.6	$18.7
(1) In connection with our acquisition of Oclaro, we assumed a defined benefit plan, which covers certain Japan employees. As of December 29, 2018, we recorded $6.9 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 29, 2018:
Cash	$294.4	$—	$—	$294.4
Cash equivalents:
Certificates of deposit	2.0	—	—	2.0
Commercial paper	24.1	—	—	24.1
Corporate debt securities	5.0	—	—	5.0
Money market funds	4.8	—	—	4.8
Foreign government bonds	3.5	—	—	3.5
U.S. Treasury	35.6	—	—	35.6
Asset-backed securities	1.9	—	—	1.9
Total cash and cash equivalents	$371.3	$—	$—	$371.3
Short-term investments:
Commercial paper	$13.3	$—	$—	$13.3
Asset-backed securities	60.6	—	(0.1)	60.5
Corporate debt securities	231.4	0.1	(1.1)	230.4
Municipal bonds	1.3	—	—	1.3
Mortgage-backed securities	2.2	—	—	2.2
Foreign government bonds	5.1	—	—	5.1
Total short-term investments	$313.9	$0.1	$(1.2)	$312.8

June 30, 2018:
Cash	$103.6	$—	$—	$103.6
Cash equivalents:
Certificates of deposit	3.0	—	—	3.0
Commercial paper	112.1	—	—	112.1
Money market funds	0.8	—	—	0.8
U.S. Treasury securities	143.6	—	—	143.6
U.S. Agency securities	34.2	—	—	34.2
Total cash and cash equivalents	$397.3	$—	$—	$397.3
Short-term investments:
Certificates of deposit	$7.5	$—	$—	$7.5
Commercial paper	10.5	—	—	10.5
Asset-backed securities	68.0	—	(0.2)	67.8
Corporate debt securities	220.6	0.1	(1.5)	219.2
Municipal bonds	1.6	—	—	1.6
Mortgage-backed securities	4.2	—	—	4.2
Foreign government bonds	3.4	—	—	3.4
Total short-term investments	$315.8	$0.1	$(1.7)	$314.2

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended December 29, 2018 and December 30, 2017, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and six months ended December 29, 2018, our interest and other income (expense), net was $4.7 million expense and $7.1 million expense, respectively, and includes interest income on cash equivalents and short-term investments of $3.4 million and $6.1 million, respectively. During the three and six months ended December 30, 2017, our interest and other income (expense), net was $3.2 million expense and $6.6 million expense, respectively, and includes interest income on cash equivalents and short-term investments of $1.7 million and $3.1 million, respectively.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 29, 2018:
Commercial paper	$12.8	$—	$—	$—	$12.8	$—
Asset-backed securities	32.1	(0.1)	12.3	—	44.4	(0.1)
Corporate debt securities	101.1	(0.4)	88.1	(0.7)	189.2	(1.1)
Mortgage-backed securities	0.1	—	—	—	0.1	—
Foreign government bonds	2.9	—	2.1	—	5.0	—
Total	$149.0	$(0.5)	$102.5	$(0.7)	$251.5	$(1.2)

June 30, 2018:
Certificates of deposit	$5.4	$—	$—	$—	$5.4	$—
Commercial paper	8.5	—	—	—	8.5	—
Asset-backed securities	66.6	(0.2)	0.3	—	66.9	(0.2)
Corporate debt securities	188.6	(1.5)	2.0	—	190.6	(1.5)
Municipal bonds	0.6	—	—	—	0.6	—
U.S. Agency securities	4.0	—	—	—	4.0	—
Foreign government bonds	3.4	—	—	—	3.4	—
Total	$277.1	$(1.7)	$2.3	$—	$279.4	$(1.7)
The following table classifies our short-term investments by contractual maturities (in millions):

	December 29, 2018		June 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$165.1	$164.7	$150.1	$149.6
Due in 1 year through 5 years	143.2	142.5	157.2	156.1
Due in 5 years through 10 years	4.3	4.3	6.1	6.1
Due after 10 years	1.3	1.3	2.4	2.4
	$313.9	$312.8	$315.8	$314.2
All available-for-sale securities have been classified as current, based on management’s intent and ability to use the funds in current operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Fair Value Measurements
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
The fair value of our Level 1 financial instruments, such as money market funds, which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of our Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. Our procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from our pricing service against fair values obtained from another independent source.
Prior to the conversion of the Series A Preferred Stock in the second quarter of fiscal 2019, we estimated the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model to be $43.6 million. The binomial lattice model requires various assumptions to be made to determine the fair value of the embedded derivatives. These assumptions represent Level 3 inputs. Refer to “Note 13. Derivative Liability.” Upon the conversion of the Series A Preferred Stock and the settlement of the Series A Preferred Stock and the embedded derivative, we recorded $79.4 million in additional paid in capital in the condensed consolidated balance sheet as of December 29, 2018.
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities for a total purchase consideration of $8.7 million. We estimated the fair value of our Level 3 contingent consideration related to this acquisition at the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. We estimated the likelihood of meeting the production targets at 90 percent and recorded the fair value of such contingent consideration in other current liabilities on the condensed consolidated balance sheet as of December 29, 2018. This contingent consideration will result in a cash payment of $3.0 million (based on the exchange rate as of the acquisition date), if and when the production targets are achieved, which we expect to occur within the following 12 months. There was no change in the fair value of our contingent consideration during the three and six months ended December 29, 2018 and December 30, 2017.
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 29, 2018: (1)
Assets:
Cash equivalents:
Certificates of deposit	$—	$2.0	$—	$2.0
Commercial paper	—	24.1	—	24.1
Corporate debt securities	—	5.0	—	5.0
Money market funds	4.8	—	—	4.8
Foreign government bonds	—	3.5	—	3.5
U.S. Treasury	35.6	—	—	35.6
Asset-backed securities	—	1.9	—	1.9
Short-term investments:
Commercial paper	—	13.3	—	13.3
Asset-backed securities	—	60.5	—	60.5
Corporate debt securities	—	230.4	—	230.4
Municipal bonds	—	1.3	—	1.3
Mortgage-backed securities	—	2.2	—	2.2
Foreign government bonds	—	5.1	—	5.1
Total assets	$40.4	$349.3	$—	$389.7
Other current liabilities:
Acquisition contingencies	$—	$—	$2.7	$2.7
Total other accrued liabilities	$—	$—	$2.7	$2.7
(1) Excludes $294.4 million in cash held in our bank accounts at December 29, 2018.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
June 30, 2018: (1)
Assets:
Cash equivalents:
Certificates of deposit	$—	$3.0	$—	$3.0
Commercial paper	—	112.1	—	112.1
Money market funds	0.8	—	—	0.8
U.S. Treasury securities	143.6	—	—	143.6
U.S. Agency securities	—	34.2	—	34.2
Short-term investments:
Certificates of deposit	—	7.5	—	7.5
Commercial paper	—	10.5	—	10.5
Asset-backed securities	—	67.8	—	67.8
Corporate debt securities	—	219.2	—	219.2
Municipal bonds	—	1.6	—	1.6
Mortgage-backed securities	—	4.2	—	4.2
Foreign government bonds	—	3.4	—	3.4
Total assets	$144.4	$463.5	$—	$607.9
Other accrued liabilities:
Derivative liability	$—	$—	$52.4	$52.4
Acquisition contingencies	—	—	2.7	2.7
Total other accrued liabilities	$—	$—	$55.1	$55.1
(1) Excludes $103.6 million in cash held in our bank accounts at June 30, 2018.
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
No impairment charges were recorded during the three and six months ended December 29, 2018 and December 30, 2017. Refer to “Note 5. Business Combination” and “Note 14. Goodwill and Other Intangible Assets.”
Note 11. Non-Controlling Interest Redeemable Convertible Preferred Stock
On July 31, 2015, our wholly-owned subsidiary, Lumentum Inc., issued 40,000 shares of its Series A Preferred Stock to Viavi Solutions Inc. (“Viavi”). Pursuant to a securities purchase agreement between us, Viavi and Amada Holdings Co., Ltd. (“Amada”), 35,805 shares of Series A Preferred Stock were sold by Viavi to Amada in August 2015. The remaining 4,195 shares of the Series A Preferred Stock were canceled.
As of June 30, 2018, the Series A Preferred Stock was referred to as our Non-Controlling Interest Redeemable Convertible Preferred Stock within these condensed consolidated financial statements, and was recorded at $35.8 million.
On October 15, 2018, we issued a 30-day notice of intent to the holders of Series A Preferred Stock to convert all shares of Series A Preferred Stock at a conversion price equal to the Issuance Value divided by $24.63 plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared. On November 2, 2018, we received notice from Amada of their intent to convert the Series A Preferred Stock and we issued 1.5 million shares of our common stock to Amada

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

upon the conversion of the 35,805 shares of Series A Preferred Stock and recorded $79.4 million in additional paid in capital in the condensed consolidated balance sheet as of December 29, 2018.
Up through the date of conversion, the Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. The derivative liability is measured at fair value each reporting period, and at the date of conversion, with the change in fair value recorded in the condensed consolidated statements of operations. Refer to “Note 13. Derivative Liability”.
Up through the date of conversion, holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, were entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends were payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. The accrued dividends as of November 2, 2018, the effective date of the conversion of all outstanding Series A Preferred Stock, and June 30, 2018 were $0.3 million and $0.4 million, respectively. During the three and six months ended December 29, 2018, we paid $0.3 million and $0.7 million, respectively, in dividends to the holders of Series A Preferred Stock. During the three and six months ended December 30, 2017, we paid zero and $0.2 million, respectively, in dividends to the holders of Series A Preferred Stock.

Note 12. Convertible Senior Notes
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
Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. We incurred

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. We amortize the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes is 5.4% per year. As of December 29, 2018, the remaining debt discount amortization period was 62 months.
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
The 2024 Notes consisted of the following components as of the periods presented (in millions):

Liability component:	December 29, 2018	June 30, 2018
Principal	$450.0	$450.0
Unamortized debt discount	(107.1)	(115.8)
Net carrying amount of the liability component	$342.9	$334.2
The following table sets forth interest expense information related to the 2024 Notes for the periods presented (in millions, except percentages):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Contractual interest expense	$0.3	$0.3	$0.6	$0.6
Amortization of the debt discount	4.4	4.1	8.7	8.2
Total interest expense	$4.7	$4.4	$9.3	$8.8
Effective interest rate on the liability component	5.4%	5.4%	5.4%	5.4%
We have the ability and intent to settle the $450 million face value of the debt in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the debt. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62.
Note 13. Derivative Liability
Up through the date of conversion of the Series A Preferred Stock, we estimated the fair value of the embedded derivative using the binomial lattice model. We applied the binomial lattice model to value the embedded derivative using a “with-and-without method,” where the value of the Series A Preferred Stock, including the embedded derivative, is defined as the “with”, and the value of the Series A Preferred Stock, excluding the embedded derivative, is defined as the “without”. The binomial lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate for the Series A Preferred Stock; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using Level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price and the volatility results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative for the Series A Preferred Stock are primarily related to the change in the price of our common stock and are reflected in the condensed consolidated statements of operations as “Unrealized gain (loss) on derivative liability.” Prior to the conversion of the Series A Preferred Stock on November 2, 2018, we marked to market the embedded derivative, resulting in a gain of $10.9 million. The gain (loss) on derivative liability for the Series A Preferred Stock up through the conversion date of November 2, 2018, amounted to a $10.9 million gain and a $8.8 million gain for the three and six months ended December 29, 2018, respectively. In connection with the conversion of the Series A Preferred Stock we also recorded $79.4 million in additional paid in capital within the condensed consolidated balance sheet as of December 29, 2018.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unrealized gain (loss) on derivative liability for the Series A Preferred Stock amounted to a $7.9 million gain and a $12.1 million gain for the three and six months ended December 30, 2017, respectively.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock for the three and six months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Balance as of beginning of period	$54.5	$47.4	$52.4	$51.6
Unrealized (gain) loss on the Series A Preferred Stock derivative liability up through the conversion date	(10.9)	(7.9)	(8.8)	(12.1)
Settlement of the derivative liability upon conversion of Series A Preferred Stock	(43.6)	—	(43.6)	—
Balance as of end of period	$—	$39.5	$—	$39.5
Note 14. Goodwill and Other Intangible Assets
Goodwill
On December 10, 2018, we completed the merger with Oclaro. As of the acquisition date, we recognized goodwill in the amount of $333.4 million and allocated it to OpComms. The following table presents the changes in goodwill by our reportable segments during the six months ended December 29, 2018 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of beginning of period	$5.9	$5.4	$11.3
Acquisition of Oclaro	333.4	—	333.4
Balance as of end of period	$339.3	$5.4	$344.7
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2018, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three and six months ended December 29, 2018 and December 30, 2017, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Other Intangibles
In connection with our acquisition of Oclaro on December 10, 2018, we recorded $444.0 million as our preliminary estimate of the fair value of the acquired developed technologies and other intangible assets. The intangible assets acquired from Oclaro consist of the following:

Intangible	Fair value (in millions)	Weighted average amortization period (in years)
Acquired developed technologies	$182.0	4.4 years
Customer relationships	145.0	8 years
In-process research and development	95.0	n/a
Order backlog	22.0	1 year
	$444.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for customer relationships and order backlog, which are amortized using an accelerated method of amortization over the expected customer lives, which more accurately reflects the pattern of realization of economic benefits expected to be obtained. Acquired developed technologies and order backlog are amortized to cost of sales and customer relationships is amortized to selling, general and administrative. The IPR&D will be accounted for as an indefinite-lived intangible asset and will not be amortized until the underlying projects reach technological feasibility and commercial production or are abandoned at which point the IPR&D will be amortized over the estimated useful life. Useful lives for these IPR&D projects are expected to range between 4 to 9 years.
The following tables present details of our other intangibles, including those acquired in connection with the Oclaro acquisition, as of the periods presented (in millions):

December 29, 2018:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$287.5	$(102.5)	$185.0
Customer relationships and order backlog	171.3	(6.3)	165.0
In-process research and development	95.0	—	95.0
Other intangibles	2.7	(2.7)	—
Total intangible assets	$556.5	$(111.5)	$445.0

June 30, 2018:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$105.5	$(98.5)	$7.0
Customer relationships	4.3	(4.3)	—
Other intangibles	2.7	(2.7)	—
Total intangible assets	$112.5	$(105.5)	$7.0
The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
During the three and six months ended December 29, 2018, we recorded $5.2 million and $6.0 million, respectively, of amortization related to acquired developed technologies and other intangibles. During the three and six months ended December 30, 2017, we recorded $0.8 million and $1.6 million, respectively, of amortization related to acquired developed technologies.
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Cost of sales	$4.4	$0.8	$5.2	$1.6
Selling, general and administrative	0.8	—	0.8	—
Total	$5.2	$0.8	$6.0	$1.6
Based on the carrying amount of our acquired developed technologies and other intangibles, excluding IPR&D, as of December 29, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2019	$40.9
2020	80.2
2021	65.7
2022	63.6
Thereafter	99.6
Total amortization	$350.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15. Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro on December 10, 2018.
The following table summarizes the activity of restructuring and related charges during the three and six months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Balance as of beginning of period	$1.6	$1.3	$1.9	$3.8
Charges	7.8	0.8	9.1	3.7
Payments	(5.9)	(1.7)	(7.5)	(7.1)
Balance as of end of period	$3.5	$0.4	$3.5	$0.4
During the three and six months ended December 29, 2018, we recorded $7.8 million and $9.1 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment. We made $5.7 million of payments in connection with these agreements during the three and six months ended December 29, 2018. Refer to “Note 5. Business Combinations.”
On September 5, 2018, we implemented an internal re-organization to help us extend our market leadership position. The re-organization focuses on strengthening our product quality, developing new enabling technologies required to support a long-term portfolio roadmap, and developing commercial proposals and new product introduction (“NPI”) priorities to maintain and grow our market leadership position, while continuing to drive new customer and ecosystem partner engagements.
During the three and six months ended December 30, 2017, we recorded $0.8 million and $3.7 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to costs to vacate facilities, temporary labor and employee-related benefits, as well as costs for materials used in set up and production activities. We incurred no additional costs related to severance during the three and six months ended December 30, 2017.
Any changes in the estimates of executing our restructuring activities will be reflected in our future results of operations.
Note 16. Income Taxes
The comparability of our operating results in the first half of fiscal 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law including reducing the U.S. federal statutory tax rate from 35% to 21% and imposing new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of fiscal 2018 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). During the period ended December 29, 2018, we completed our accounting for the Tax Act with no material adjustment to our provisional estimates recorded.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision and estimate of our annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the fiscal 2019 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates lower than the U.S. statutory rate as well

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

as the U.S. federal R&D tax credit, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”), and subpart F inclusion.
We recorded a tax expense of $1.4 million and $6.6 million for the three and six months ended December 29, 2018, respectively. Our provision for income taxes for the three and six months ended December 29, 2018 varied from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates lower than the U.S. statutory rate as well as the U.S. federal R&D tax credit, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of GILTI, BEAT, and subpart F inclusion.
We recorded a tax benefit of $109.3 million and $112.9 million for the three and six months ended December 30, 2017, respectively. Our benefit from income taxes for the three and six months ended December 30, 2017 varied from the previous U.S. federal statutory income tax rate of 35% primarily due to earnings in foreign operations, the tax benefit from excess stock-based compensation deductions, and the non-taxable unrealized gain from the embedded derivatives for the Series A Preferred Stock. Our tax benefit for the three and six months ended December 30, 2017 was primarily due to the release of our U.S. federal and certain state valuation allowances. The benefit of this valuation allowance release was partially offset by a non-cash deferred expense associated with the change in the U.S. statutory rate as a result of the Tax Act which was enacted during the three-month period ended December 30, 2017.
As of December 29, 2018, we had $9.0 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months. An estimate of the range of increase or decrease that could occur in the next 12 months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.
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
Note 17. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of December 29, 2018, we had 3.0 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”).
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
As of December 29, 2018, 3.8 million shares of common stock under the 2015 Plan were available for grant.
Replacement Awards
In connection with the acquisition of Oclaro, we issued equity awards to Oclaro employees, consisting of stock options and restricted stock units (“replacement awards”) in exchange for their Oclaro equity awards. The replacement awards consisted of less than 0.1 million stock options with a weighted average grant date fair value of $34.34, and 1.0 million restricted stock units with a weighted average grant date fair value of $41.80. The terms of these replacement awards are substantially similar to the original Oclaro equity awards. The fair value of the replacement awards for services rendered through December 10, 2018, the acquisition date, was recognized as a component of the merger consideration, with the remaining fair value of the replacement awards related to the post-combination services recorded as stock-based compensation over the remaining vesting period.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In November 2018, our board of directors approved the grant of 0.2 million PSUs to senior members of our management team. We determined that the achievement of the performance conditions was probable as of December 29, 2018, and as such, began recording stock-based compensation associated with these PSUs.
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.2 million shares remained available for issuance as of December 29, 2018.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three and six months ended December 29, 2018 and December 30, 2017 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Cost of sales	$5.2	$4.4	$8.5	$7.1
Research and development	3.4	3.8	6.2	6.9
Selling, general and administrative	21.1	6.6	25.8	10.1
	$29.7	$14.8	$40.5	$24.1
Approximately $2.1 million and $2.6 million of stock-based compensation was capitalized to inventory as of December 29, 2018 and June 30, 2018, respectively.
In connection with the acquisition of Oclaro, we accelerated certain equity awards for Oclaro employees. The total stock-based compensation expense associated with the acceleration of equity awards was $15.2 million, out of which $10.0 million was settled in cash for the three months ended December 29, 2018. Refer to “Note 5. Business Combinations.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Option and Stock Award Activity
We did not grant any stock options during the three and six months ended December 29, 2018 and December 30, 2017, other than those assumed in connection with the Oclaro merger. As of December 29, 2018, there less than 0.1 million stock options outstanding under the 2015 Plan, all of which were replacement awards issued in connection with the Oclaro acquisition.
During the three and six months ended December 29, 2018, there were no options exercised. During the three and six months ended December 30, 2017, there were 1,457 options and 41,727 options exercised, respectively, by our employees with a total intrinsic value of $0.1 million and $0.8 million, respectively.
The following table summarizes our awards activity for the six months ended December 29, 2018 (in millions, except per share amounts):

	Stock Options		Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares (1)	Weighted-Average Grant Date Fair Value per Share
Balance at beginning of period	—	$—	1.7	$43.1	0.1	$32.5	0.1	$52.0
Assumed in Oclaro merger	*	34.3	1.0	41.8	—	—	—	—
Granted	—	—	0.8	64.8	—	—	0.2	55.9
Vested	—	—	(0.7)	40.2	*	32.5	(0.1)	50.3
Canceled	—	—	(0.2)	51.0	*	32.8	*	52.0
Balance at end of period	*	$34.3	2.6	$51.2	0.1	$32.5	0.2	$55.2
* Less than 0.05 million.
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
As of December 29, 2018, $133.4 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of beginning of period	5.6
Replacement awards in connection with Oclaro acquisition	(1.0)
Granted	(1.0)
Canceled	0.2
Balance as of end of period	3.8
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and six months ended December 29, 2018 was $0.8 million and $1.8 million, respectively. The 2015 Purchase Plan expense for the three and six months ended December 30, 2017 was $0.8 million and $1.6 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During each of the three and six months ended December 29, 2018 there were 0.1 million shares issued to employees through the 2015 Purchase Plan. During each of the three and six months ended December 30, 2017, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. During the three and six months ended December 29, 2018 and December 30, 2017, the assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued were as follows:

	December 29, 2018	December 30, 2017
Expected term (years)	0.5	0.5
Expected volatility	71.3%	49.9%
Risk-free interest rate	2.52%	1.42%
Dividend yield	—%	—%
Note 18. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2033. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As a result of our acquisition of Oclaro on December 10, 2018, we assumed operating leases with future minimum annual lease payments of $81.9 million.
As of December 29, 2018, the total future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Fiscal Years
Remainder of 2019	$10.4
2020	16.2
2021	14.9
2022	13.5
2023	12.4
Thereafter	39.1
Total minimum operating lease payments	$106.5
During the three and six months ended December 29, 2018, rental expense relating to building and equipment was $3.2 million and $6.0 million, respectively. During the three and six months ended December 30, 2017, rental expense relating to building and equipment was $3.0 million and $6.4 million, respectively.
Capital Leases
As of December 29, 2018, equipment acquired under capital lease agreements, including those assumed as part of the Oclaro acquisition, was $17.5 million. Our capital lease assets are included in property, plant and equipment, net in our condensed consolidated balance sheets as of December 29, 2018. Amortization expense on these capital lease assets are recorded as depreciation expense and is included in cost of sales in our condensed consolidated statements of operations for the three and six months ended December 29, 2018 and December 30, 2017. Our capital lease obligations are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and is included in other current liabilities and other non-current liabilities in our condensed consolidated balance sheets as of December 29, 2018. Refer to “Note 8. Balance Sheet Details” for capital lease obligation amounts in other current liabilities and other non-current liabilities. Interest on these obligations is included in interest expense in our condensed consolidated statements of operations.
In connection with our acquisition of Oclaro, we assumed capital leases related to plant and machinery. This capital lease extends through October 2020, after which time the ownership of the equipment transfers from the lessor to us. During the lease term, we are required to make equal installments of principal and interest, payable quarterly. Interest on this capital lease accrues at 1.15 percent per annum.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of December 29, 2018 the future minimum annual lease payments under our capital leases were as follows (in millions):

Fiscal Years
Remainder of 2019	$4.6
2020	1.0
2021	0.3
Total minimum capital lease payments	$5.9
Less: amount representing interest	$(0.1)
Present value of capital lease obligation	$5.8
Acquisition Contingencies
In February 2017, we incurred liabilities in the amount of $3.6 million related to an acquisition of a privately held company. The amount of up to $3.0 million is expected to be paid within the following 12 months contingent upon meeting certain production targets, and is included in other current liabilities on our consolidated balance sheet as of December 29, 2018.
We also retained $1.0 million of the purchase price as security for any potential liabilities of the seller under the representations, warranties and indemnifications included in the purchase agreement. The $1.0 million was fully paid to the seller during the six months ended December 29, 2018.
Term Loan
The estimated future interest and principal payments related to the term loan are as follows as of December 29, 2018:

Fiscal Years
Remainder of 2019	$16.1
2020	29.2
2021	29.0
2022	28.7
2023	28.5
Thereafter	533.9
Total term loan payments	$665.4
0.25% Convertible Senior Notes due 2024
The future interest and principal payments related to the 2024 Notes are as follows as of December 29, 2018:

Fiscal Years
Remainder of 2019	$0.6
2020	1.1
2021	1.1
2022	1.1
2023	1.1
Thereafter	451.2
Total 2024 Notes payments	$456.2
Purchase Obligations
Purchase obligations of $281.8 million as of December 29, 2018, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Included in the $281.8 million are approximately $85.9 million in purchase commitments assumed in connection with our acquisition of Oclaro on December 10, 2018.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table presents the changes in our warranty reserve during the three and six months ended December 29, 2018 and December 30, 2017 (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Balance as of beginning of period	$6.6	$9.4	$6.6	$9.7
Warranties assumed in Oclaro acquisition	3.8	—	3.8	—
Provision for warranty	0.7	1.9	1.9	2.9
Utilization of reserve	(1.4)	(1.4)	(2.6)	(2.7)
Balance as of end of period	$9.7	$9.9	$9.7	$9.9
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Merger Litigation
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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class if the Merger is consummated, and litigation costs, including attorneys’ fees. The defendants intend to defend the Karri Lawsuit vigorously.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of December 29, 2018, we did not have any material indemnification claims that were probable or reasonably possible.
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
In connection with our acquisition of Oclaro, we recorded $0.7 million in Malaysia Goods and Services Tax (“GST”) refund claims within prepaid expenses and other current assets in our condensed consolidated balance sheet at December 29, 2018. The refund claim represents an initial claim of $2.5 million of Malaysia GST refund claims that were preliminarily denied by the Malaysian tax authorities in 2016. We are currently appealing the denial of these claims, and believe that additional options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. Our OpComms products address the following markets: telecommunications (“Telecom”), data communications (“Datacom”), and consumer and industrial (“Consumer and Industrial”), and include product lines from the recent acquisition of Oclaro. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net revenue:
OpComms	$325.4	$360.1	$635.5	$568.0
Lasers	48.3	44.5	92.3	79.8
Net revenue	$373.7	$404.6	$727.8	$647.8
Gross profit:
OpComms	129.1	161.9	254.0	234.0
Lasers	20.6	19.9	38.3	30.5
Total segment gross profit	149.7	181.8	292.3	264.5
Unallocated corporate items:
Stock-based compensation	(5.2)	(4.4)	(8.5)	(7.1)
Amortization of intangibles	(4.4)	(0.8)	(5.2)	(1.6)
Other charges (1)	(15.3)	(5.5)	(27.8)	(16.2)
Gross profit	$124.8	$171.1	$250.8	$239.6
(1) “Other charges” of unallocated corporate items for the three and six months ended December 29, 2018 primarily include costs of transferring product lines to Thailand of $14.5 million and $27.2 million, respectively. During each of the three and six months ended December 30, 2017, “other charges” of unallocated corporate items primarily consisted of set-up costs of our facility in Thailand of $3.1 million, which we incurred during our second quarter of fiscal 2018, as well as inventory write-downs due to canceled programs not allocated to the segments of $7.0 million.
The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 29, 2018		December 30, 2017		December 29, 2018		December 30, 2017
OpComms:	$325.4	87.1%	$360.1	89.0%	$635.5	87.3%	$568.0	87.7%
Telecom	172.5	46.2%	110.2	27.2%	315.4	43.3%	220.6	34.1%
Datacom	33.4	8.9%	34.4	8.5%	67.6	9.3%	79.6	12.3%
Consumer and Industrial	119.5	32.0%	215.5	53.3%	252.5	34.7%	267.8	41.3%
Lasers	$48.3	12.9%	$44.5	11.0%	$92.3	12.7%	$79.8	12.3%

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Three Months Ended				Six Months Ended
	December 29, 2018		December 30, 2017		December 29, 2018		December 30, 2017
Net revenue:
Americas:
United States	$20.7	5.6%	$25.9	6.4%	$42.6	5.9%	$59.5	9.2%
Mexico	55.0	14.7%	30.6	7.6%	111.3	15.3%	55.4	8.6%
Other Americas	0.9	0.2%	2.0	0.5%	1.8	0.2%	4.2	0.6%
Total Americas	$76.6	20.5%	$58.5	14.5%	$155.7	21.4%	$119.1	18.4%

Asia-Pacific:
Hong Kong	$99.9	26.7%	$45.7	11.3%	$165.5	22.7%	$94.6	14.6%
Japan	43.2	11.6%	89.5	22.1%	79.2	10.9%	123.6	19.1%
South Korea	61.3	16.4%	86.5	21.4%	131.3	18.0%	97.4	15.0%
Other Asia-Pacific	61.8	16.5%	98.9	24.4%	136.0	18.7%	162.2	25.0%
Total Asia-Pacific	$266.2	71.2%	$320.6	79.2%	$512.0	70.3%	$477.8	73.7%

EMEA	$30.9	8.3%	$25.5	6.3%	$60.1	8.3%	$50.9	7.9%

Total net revenue	$373.7		$404.6		$727.8		$647.8
Our net revenue from Mexico increased due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico, while net revenue from Hong Kong grew due to our 3D sensing products for mobile devices.
During the three and six months ended December 29, 2018 and December 30, 2017, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Customer A	26.1%	49.8%	28.3%	37.2%
Customer B	15.0%	*	15.0%	10.5%
Customer C	13.8%	*	13.4%	*
*Represents less than 10% of total net revenue
As of December 29, 2018, two customers each represented greater than 10% of total accounts receivable, net. As of June 30, 2018, two customers each represented greater than 10% of total accounts receivable, net.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-lived assets, namely net property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	December 29, 2018	June 30, 2018
Property, Plant and Equipment, net
United States	$111.7	$97.6
China	60.9	70.0
Japan	55.2	0.5
Thailand	153.6	107.4
Other countries	63.3	31.4
Total long-lived assets	$444.7	$306.9
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and China. During the three and six months ended December 29, 2018 and December 30, 2017, net inventory purchased from a single contract manufacturer which represented 10% or greater of total net purchases is summarized as follows:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Vendor A	48.7%	36.0%	50.0%	40.0%
Vendor B	20.4%	36.0%	22.5%	25.0%
Vendor C	17.4%	14.0%	12.6%	19.0%

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

Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets, products and strategy, sales and customer demand, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates, tax planning and tax reserves, tariffs and trade policies, our corporate and financial reporting structure, our plans for growth and innovation, and our acquisition of Oclaro, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
On December 10, 2018, the Company completed its acquisition of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock was automatically converted into the right to receive (i) $5.60 in cash and (ii) 0.0636 of a share of Lumentum common stock. The total transaction consideration was $1.4 billion, which was funded through the issuance of Lumentum common stock, new debt (refer to “Note 6. Term Loan Facility”), and cash balances of the combined company. Refer to “Note 5. Business Combination” in the notes to condensed consolidated financial statements for further discussion of the merger.
During the three and six months ended December 29, 2018, we recorded $20.9 million in restructuring and stock-based compensation expense in our condensed consolidated statements of operations, primarily attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment, including following a change in control of Oclaro. The payments and benefits payable under these arrangements in the event of a change in control of Oclaro are subject to a “double trigger,” meaning that both a change in control of Oclaro and a subsequent involuntary termination of employment are required. In other words, the change in control of Oclaro does not by itself trigger any payments or benefits. Instead, payments and benefits are paid only if the employment of the employee is subsequently terminated without “cause” (or the employee resigns for “good reason”)  during a specified period following the change in control. The total expense incurred by us is $20.9 million, out of which $5.7 million relates to cash severance as part of our Restructuring expense, refer to “Note 15. Restructuring and Related Charges” and $15.2 million relates to acceleration of equity awards, refer to “Note 17. Stock-Based Compensation and Stock Plans.”
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Warranty

• Derivative Liability
• Business Combinations
• Goodwill
Except for (i) the accounting policies for revenue recognition and the related accounts updated as a result of adopting ASU 2014-09 (Topic 606) and (ii) the change in our functional currency, from certain foreign currencies to the reporting currency, there have been no significant changes to our significant accounting policies as of and for the six months ended December 29, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 30, 2018. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the details of ASU 2014-09 (Topic 606) adoption and our transition to the U.S. dollar as our functional currency. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2018 provides a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” in the notes to condensed consolidated financial statements.

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Segment net revenue:
OpComms	87.1%	89.0%	87.3%	87.7%
Lasers	12.9	11.0	12.7	12.3
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	65.4	57.5	64.8	62.8
Amortization of acquired developed technologies	1.2	0.2	0.7	0.2
Gross profit	33.4	42.3	34.5	37.0
Operating expenses:
Research and development	11.5	10.8	10.6	12.4
Selling, general and administrative	16.8	8.8	13.1	9.6
Restructuring and related charges	2.1	0.2	1.3	0.6
Total operating expenses	30.3	19.8	25.0	22.6
Income from operations	3.1	22.5	9.4	14.4
Unrealized gain (loss) on derivative liability	2.9	2.0	1.2	1.9
Interest and other income (expense), net	(1.3)	(0.8)	(1.0)	(1.0)
Income before income taxes	4.7	23.7	9.7	15.3
Provision for (benefit from) income taxes	0.4	(27.0)	0.9	(17.4)
Net income	4.4%	50.7%	8.8%	32.7%

Financial Data for the three and six months ended December 29, 2018 and December 30, 2017
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 29, 2018	December 30, 2017	Change	Percentage Change	December 29, 2018	December 30, 2017	Change	Percentage Change
Segment net revenue:
OpComms	$325.4	$360.1	$(34.7)	(9.6)%	$635.5	$568.0	$67.5	11.9%
Lasers	48.3	44.5	3.8	8.5	92.3	79.8	12.5	15.7
Net revenue	$373.7	$404.6	$(30.9)	(7.6)%	$727.8	$647.8	$80.0	12.3%

Gross profit	$124.8	$171.1	$(46.3)	(27.1)%	$250.8	$239.6	$11.2	4.7%
Gross margin	33.4%	42.3%			34.5%	37.0%

Research and development	$42.8	$43.8	$(1.0)	(2.3)%	$77.4	$80.1	$(2.7)	(3.4)%
Percentage of net revenue	11.5%	10.8%			10.6%	12.4%

Selling, general and administrative	$62.7	$35.7	$27.0	75.6%	$95.7	$62.3	$33.4	53.6%
Percentage of net revenue	16.8%	8.8%			13.1%	9.6%

Restructuring and related charges	$7.8	$0.8	$7.0	875.0%	$9.1	$3.7	$5.4	145.9%
Percentage of net revenue	2.1%	0.2%			1.3%	0.6%

Net Revenue
Net revenue decreased by $30.9 million, or 7.6%, during the three months ended December 29, 2018 compared to the three months ended December 30, 2017. This decrease was primarily due to decreased sales in Consumer and Industrial products, partially offset by increases in our Telecom products and $29.6 million of net revenue generated by Oclaro from the acquisition date.
OpComms net revenue decreased by $34.7 million, or 9.6%, during the three months ended December 29, 2018 compared to the three months ended December 30, 2017, driven by decreased sales of Consumer and Industrial products of $96.0 million, primarily in 3D sensing for mobile devices. Datacom products decreased by $1.0 million, driven by an overall decline in units and average selling price, which was mostly offset by sales of Datacom products by the newly acquired Oclaro business. These declines were partially offset by increased sales of Telecom of $62.3 million, primarily driven by ROADMs.
Lasers net revenue increased by $3.8 million, or 8.5%, during the three months ended December 29, 2018 compared to the three months ended December 30, 2017, primarily due to increased sales of our kilowatt class fiber lasers, offset by lower sales of our solid state lasers products.
Net revenue increased by $80.0 million, or 12.3%, during the six months ended December 29, 2018 compared to the six months ended December 30, 2017. This increase was primarily due to increased sales in Telecom products and $29.6 million of net revenue generated by Oclaro from the acquisition date.

OpComms net revenue increased by $67.5 million, or 11.9%, during the six months ended December 29, 2018 compared to the six months ended December 30, 2017, driven by increased sales of Telecom products of $94.8 million, partially offset by decreased sales of Consumer and Industrial products of $15.3 million and Datacom products of $12.0 million.
Lasers net revenue increased by $12.5 million, or 15.7%, during the six months ended December 29, 2018 compared to the six months ended December 30, 2017, primarily due to increased sales of our kilowatt class fiber lasers, offset by lower sales of our solid state lasers products.
During the three and six months ended December 29, 2018 and December 30, 2017, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Customer A	26.1%	49.8%	28.3%	37.2%
Customer B	15.0%	*	15.0%	10.5%
Customer C	13.8%	*	13.4%	*
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

	Three Months Ended				Six Months Ended
	December 29, 2018		December 30, 2017		December 29, 2018		December 30, 2017
Net revenue:
Americas:
United States	$20.7	5.6%	$25.9	6.4%	$42.6	5.9%	$59.5	9.2%
Mexico	55.0	14.7	30.6	7.6	111.3	15.3	55.4	8.6
Other Americas	0.9	0.2	2.0	0.5	1.8	0.2	4.2	0.6
Total Americas	$76.6	20.5%	$58.5	14.5%	$155.7	21.4%	$119.1	18.4%

Asia-Pacific:
Hong Kong	$99.9	26.7%	$45.7	11.3%	$165.5	22.7%	$94.6	14.6%
Japan	43.2	11.6	89.5	22.1	79.2	10.9	123.6	19.1
South Korea	61.3	16.4	86.5	21.4	131.3	18.0	97.4	15.0
Other Asia-Pacific	61.8	16.5	98.9	24.4	136.0	18.7	162.2	25.0
Total Asia-Pacific	$266.2	71.2%	$320.6	79.2%	$512.0	70.3%	$477.8	73.7%

EMEA	$30.9	8.3%	$25.5	6.3%	$60.1	8.3%	$50.9	7.9%

Total net revenue	$373.7		$404.6		$727.8		$647.8
During the three months ended December 29, 2018 and December 30, 2017, net revenue from customers outside the United States, based on customer shipping location, represented 94.4% and 93.6% of net revenue, respectively. Our net revenue from Mexico increased due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico, while net revenue from Japan, South Korea and Other Asia-Pacific decreased largely driven by 3D sensing products for mobile devices.
During the six months ended December 29, 2018 and December 30, 2017, net revenue from customers outside the United States, based on customer shipping location, represented 94.1% and 90.8% of net revenue, respectively. Our net revenue from

Mexico increased due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico, while net revenue from Hong Kong and South Korea grew due to our 3D sensing products ramp for mobile devices.
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
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and six months ended December 29, 2018 and December 30, 2017 (in millions, except for percentages):

	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
OpComms	$129.1	$161.9	39.7%	45.0%	$254.0	$234.0	40.0%	41.2%
Lasers	20.6	19.9	42.7%	44.7%	38.3	30.5	41.5%	38.2%
Segment total	$149.7	$181.8	40.1%	44.9%	$292.3	$264.5	40.2%	40.8%
Unallocated corporate items (1)	(24.9)	(10.7)			(41.5)	(24.9)
Total	$124.8	$171.1	33.4%	42.3%	$250.8	$239.6	34.5%	37.0%
(1) The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Other charges of unallocated corporate items for the three and six months ended December 29, 2018 primarily include set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand of $14.5 million and $27.2 million, respectively. During each of the three and six months ended December 30, 2017, other charges of unallocated corporate items primarily consisted of set-up costs of our facility in Thailand of $3.1 million, which we incurred during our second quarter of fiscal 2018, as well as inventory write-downs due to canceled programs not allocated to the segments of $7.0 million.
Gross Margin
Gross margin during the three months ended December 29, 2018 decreased to 33.4% from 42.3% during the three months ended December 30, 2017. The decrease was primarily due to decreased sales in our 3D sensing products, which have higher gross margins than the average for the Company as well as increased costs related to startup and transfer costs for our Thailand facility.
Gross margin during the six months ended December 29, 2018 decreased to 34.5% from 37.0% during the six months ended December 30, 2017. The decrease was primarily due to increased startup and product transfer costs for our Thailand facility.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.

Segment Gross Margin
OpComms
OpComms gross margin during the three months ended December 29, 2018 decreased to 39.7% from 45.0% during the three months ended December 30, 2017. This decrease was primarily due to lower sales of our 3D sensing products which have higher gross margins than the averages for this segment.
OpComms gross margin during the six months ended December 29, 2018 decreased to 40.0% from 41.2% during the six months ended December 30, 2017. This decrease was primarily due to decreased sales of our 3D sensing products which have higher gross margins than the averages for this segment.
Lasers
Lasers gross margin during the three months ended December 29, 2018 decreased to 42.7% from 44.7% during the three months ended December 30, 2017. This decrease was primarily due to decreased sales of our Solid State products which have higher gross margins than the averages for this segment.
Lasers gross margin during the six months ended December 29, 2018 increased to 41.5% from 38.2% during the six months ended December 30, 2017. This increase was primarily due to increased revenue and manufacturing utilization for our kilowatt class fiber lasers products partially offset by decreased sales of our Solid State products.
Research and Development (“R&D”)
R&D expense decreased by $1.0 million, or 2.3%, during the three months ended December 29, 2018 compared to the three months ended December 30, 2017. The decrease in R&D expense was primarily due to a decrease in employee-related costs which includes a decrease in variable incentive compensation. The decrease is partially offset by additional R&D expense due to the Oclaro acquisition.
R&D expense decreased by $2.7 million, or 3.4%, during the six months ended December 29, 2018 compared to the six months ended December 30, 2017. The decrease in R&D expense was primarily due to a decrease in employee-related costs which includes a decrease in variable incentive compensation. The decrease is partially offset by additional R&D expense due to the Oclaro acquisition.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment in R&D to increase in absolute dollars in future quarters.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $27.0 million, or 75.6%, during the three months ended December 29, 2018 compared to the three months ended December 30, 2017. The increase was primarily attributable to $13.3 million in charges related to the acceleration of equity awards under certain Oclaro executive severance and retention agreements, $9.0 million related to the success fee on the closing of the Oclaro transaction, an increase in payroll related expense of $2.4 million and an increase in stock-based compensation of $1.0 million.
SG&A expense increased by $33.4 million, or 53.6%, during the six months ended December 29, 2018 compared to the six months ended December 30, 2017. The increase was primarily attributable to $13.3 million in charges related to the acceleration of equity awards under certain Oclaro executive severance and retention agreements, $9.0 million related to the success fee on the closing of the Oclaro transaction, an increase in payroll related expense of $2.4 million, which includes an increase in variable incentive compensation of $1.2 million, an increase in stock-based compensation of $2.3 million and $1.1 million of costs related to the anticipated acquisition of Oclaro, which occurred on December 10, 2018.
We expect to experience in the future certain non-core expenses, such as mergers and acquisition-related expenses and litigation expenses, which will likely increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro on December 10, 2018.
During the three and six months ended December 29, 2018, we recorded $7.8 million and $9.1 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment. We made $5.7 million of payments in connection with these agreements during the three and six months ended December 29, 2018. Refer to “Note 5. Business Combinations.”
On September 5, 2018, we implemented an internal re-organization to help us extend our market leadership position. The re-organization focuses on strengthening our product quality, developing new enabling technologies required to support a long-term portfolio roadmap, and developing commercial proposals and new product introduction (“NPI”) priorities to maintain and grow our market leadership position, while continuing to drive new customer and ecosystem partner engagements. Refer to “Note 15. Restructuring and Related Charges” in the notes to condensed consolidated financial statements.
During the three and six months ended December 30, 2017, we recorded $0.8 million and $3.7 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to costs to vacate facilities, temporary labor and employee-related benefits, as well as costs for materials used in set up and production activities. We incurred no additional costs related to severance during the three and six months ended December 30, 2017.
Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Interest expense	$(8.5)	$(4.6)	$(13.6)	$(9.0)
Foreign exchange gains (losses), net	0.3	(0.3)	—	(0.7)
Interest income	3.4	1.7	6.1	3.1
Other income (expense), net	0.1	—	0.4	—
Interest and other income (expense), net	$(4.7)	$(3.2)	$(7.1)	$(6.6)
For the three months ended December 29, 2018, interest and other income (expense), net increased by $1.5 million in expense as compared to the three months ended December 30, 2017, mainly driven by ticking fees and interest expense on our term loan that we entered into during the second quarter of fiscal 2018.
For the six months ended December 29, 2018, interest and other income (expense), net increased by $0.5 million in expense as compared to the six months ended December 30, 2017, mainly driven by increased interest expense on our term loan that we entered into during the second quarter of fiscal 2018.

Unrealized Gain (Loss) on Derivative Liability
Unrealized gain (loss) on Series A Preferred Stock derivative liability amounted to $10.9 million and $8.8 million for the three and six months ended December 29, 2018, respectively, as compared to $7.9 million and $12.1 million for the three and six months ended December 30, 2017, respectively. The changes are primarily related to the change in the price of our underlying common stock and are reflected in the condensed consolidated statements of operations as “unrealized gain (loss) on derivative liability”. We do not expect any gains or loss in future due to conversion, for further discussion of our derivative liability, see “Note 13. Derivative Liability” in the notes to condensed consolidated financial statements.
Provision for (Benefit from) Income Taxes (in millions)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Provision for (benefit from) income taxes	$1.4	$(109.3)	$6.6	$(112.9)
The comparability of our operating results in the first half of fiscal 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law including reducing the U.S. federal statutory tax rate from 35% to 21% and imposing new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of fiscal 2018 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). During the period ended December 29, 2018, we completed our accounting for the Tax Act with no material adjustment to our provisional estimates recorded.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.
Our quarterly tax provision and estimate of our annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the fiscal 2019 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates lower than the U.S. statutory rate as well as the U.S. federal R&D tax credit, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”) and subpart F inclusion.
We recorded a tax expense of $1.4 million and $6.6 million for the three and six months ended December 29, 2018, respectively. Our provision for income taxes for the three and six months ended December 29, 2018 varied from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates lower than the U.S. statutory rate as well as the tax benefit from the U.S. federal R&D tax credit, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of GILTI, BEAT, and subpart F inclusion.
We recorded a tax benefit of $109.3 million and $112.9 million for the three and six months ended December 30, 2017, respectively. Our benefit from income taxes for the three and six months ended December 30, 2017 varied from the previous U.S. federal statutory income tax rate of 35% primarily due to earnings in foreign operations, the tax benefit from excess stock-based compensation deductions, and the non-taxable unrealized gain from the embedded derivatives for the Series A Preferred Stock. Our tax benefit for the three and six months ended December 30, 2017 was primarily due to the release of our U.S. federal and certain state valuation allowances. The benefit of this valuation allowance release was partially offset by a non-cash deferred expense associated with the change in the U.S. statutory rate as a result of the Tax Act which was enacted during the three-month period ended December 30, 2017.
As of December 29, 2018, we had $9.0 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Given the uncertainty, it is reasonably possible that certain tax audits may be concluded within the next 12 months. An estimate of the range of increase or decrease that could occur in the next 12 months cannot be made. However, the estimated impact to tax expense and net income from the resolution and closure of tax exams is not expected to be significant within the next 12 months.

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
We operate under a tax holiday in Thailand, which could be effective through fiscal year 2025, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The tax holiday had an insignificant impact on our foreign taxes and on net income per share (diluted) for the fiscal year ended June 30, 2018 and for the three and six months ended December 29, 2018. Oclaro’s China subsidiary operates under a tax incentive that is effective through fiscal year 2022. The tax incentive is conditional upon meeting certain operational requirements. The China tax incentive had insignificant impact on our tax provision and on net income per share (diluted) for the three and six months ended December 29, 2018.

Contractual Obligations
The following table summarizes our contractual obligations as of December 29, 2018, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Acquisition contingencies (1)	$3.0	$3.0	$—	$—	$—
Asset retirement obligations	2.8	—	1.0	0.5	1.3
Capital lease obligations (2)	5.9	5.3	0.6	—	—
Operating lease obligations (2)	106.6	18.5	29.8	24.1	34.2
Pension plan contributions (3)	1.8	1.8	—	—	—
Purchase obligations (4)	281.8	271.8	10.0	—	—
Term loan - principal (5)	500.0	5.0	10.0	8.8	476.2
Term loan - interest (5)	165.4	25.7	48.0	41.2	50.5
Convertible notes - principal (6)	450.0	—	—	—	450.0
Convertible notes - interest (7)	6.2	1.1	2.2	2.2	0.7
Total	$1,523.5	$332.2	$101.6	$76.8	$1,012.9
(1) Refer to “Note 10. Fair Value Measurements” in the notes to condensed consolidated financial statements.
(2) Refer to “Note 18. Commitments and Contingencies” in the notes to condensed consolidated financial statements.
(3) As a result of acquiring Time-Bandwidth Products Inc. in January 2014, we assumed a pension plan for our employees in Switzerland (“Switzerland Plan”). The Switzerland Plan is partially funded.
As a result of acquiring Oclaro, Inc. in December 2018, we assumed defined contribution pension plans for our employees in Japan and the U.K., and a defined benefit plan for our employees in Japan (“Japan Plan”). The Japan Plan is unfunded.
The amount in the preceding table represents planned contributions to our various pension plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond 1 year in the table above.
(4) Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 18. Commitments and Contingencies” in the notes to condensed consolidated financial statements.

(5) We incurred indebtedness in an aggregate principal amount of $500.0 million pursuant to a senior secured Term Loan Facility that we entered into in connection with the closing of the Oclaro acquisition on December 10, 2018. The amounts of interest included in the table above is based on current interest rate. Refer to “Note 6. Term Loan Facility” in the notes to condensed consolidated financial statements.
(6) Refer to “Note 12. Convertible Senior Notes” in the notes to condensed consolidated financial statements.
(7) Includes interest on our 0.25% Convertible Senior Notes due in 2024 through March 2024 as we have the right to redeem the 2024 Notes in whole or in part at any time on or after March 15, 2024. Refer to “Note 12. Convertible Senior Notes” in the notes to condensed consolidated financial statements.
As of December 29, 2018, our other non-current liabilities also include $9.0 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.

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

Financial Condition
Liquidity and Capital Resources
As of December 29, 2018 and June 30, 2018, our cash and cash equivalents of $371.3 million and $397.3 million, respectively, were largely held in the United States. The total amount of cash outside the United States as of December 29, 2018 was $105.1 million, which was primarily held in the British Virgin Islands, Canada, Cayman Islands, China, Japan, Thailand and the United Kingdom. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, such as our new Thailand facility, strategic transactions and partnerships, and acquisitions, such as our acquisition of Oclaro. Our intent is to indefinitely reinvest funds held outside the United States, except for the funds held in the Cayman Islands and Hong Kong, and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is insignificant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of December 29, 2018, our consolidated balance of cash and cash equivalents decreased by $26.0 million, to $371.3 million from $397.3 million as of June 30, 2018. The decrease in cash and cash equivalents was mainly due to cash used in investing activities of $672.4 million, principally related to cash used to acquire Oclaro; partially offset by cash provided by financing activities of $487.0 million, primarily related to $491.0 million in proceeds from a term loan, net of debt issuance costs, used to fund the Oclaro acquisition, and cash provided by operating activities of $159.6 million during the six months ended December 29, 2018.
Operating Cash Flow
Cash provided by operating activities was $159.6 million during the six months ended December 29, 2018, primarily resulting from $63.7 million of net income, $83.4 million of non-cash items (such as depreciation, stock-based compensation, unrealized loss on derivative liability, amortization of intangibles, amortization of discount on the 2024 Notes, amortization of the debt issuance costs on the term loan, and amortization of the inventory fair value adjustment in connection with the acquisition of Oclaro), and $12.5 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts payable of $16.5 million, a change in income taxes, net of $5.8 million, an increase in accrued expenses and other current and non-current liabilities of $2.8 million and a decrease in inventories of $0.5 million, partially offset by an increase of prepayments and other current and non-current assets of $10.7 million, an increase of accounts receivable of $0.8 million and a decrease in accrued payroll and related expenses of $1.6 million.
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
Investing Cash Flow
Cash used in investing activities of $672.4 million during the six months ended December 29, 2018, was primarily attributable to $619.8 million in cash payments to acquire all outstanding shares of common stock of Oclaro, net of cash received through the acquisition of Oclaro. In addition we had capital expenditures of $53.9 million, partially offset by sales of short-term investments, net of purchases of $2.0 million.
Cash used in investing activities of $191.1 million during the six months ended December 30, 2017, was primarily attributable to capital expenditures of $50.2 million and purchases of short-term investments, net of sales of $140.9 million.
Financing Cash Flow
Cash provided by financing activities of $487.0 million during the six months ended December 29, 2018, primarily resulted from $491.0 million of proceeds from a term loan, net of debt issuance costs, used to partially finance the Oclaro acquisition, and $4.7 million from the issuance of common stock under the employee stock plan; partially offset by tax payments related to restricted stock of $2.4 million, the repayment of capital lease obligations of $4.6 million, a payment of an acquisition related holdback of $1.0 million, and dividend payments on our Series A Preferred Stock of $0.7 million.
During the six months ended December 30, 2017, cash provided by financing activities of $4.7 million, resulted primarily from the issuance of common stock under the employee stock plan.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of December 29, 2018, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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
In March 2018, we entered into the Merger Agreement with Oclaro. On December 10, 2018, we completed the merger. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock was automatically converted into the right to receive (i) $5.60 in cash and (ii) 0.0636 of a share of Lumentum common stock. The total transaction consideration was $1.4 billion, funded through a combination of the issuance of Lumentum common stock, new debt obtained through a Credit Agreement with Deutsche Bank, and cash balances of the combined company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and six months ended December 29, 2018, we recorded an unrealized gain of $0.3 million and an unrealized loss of less than $0.1 million, respectively, and for the three and six months ended December 30, 2017, we recorded unrealized losses of $0.3 million and $0.7 million, respectively, in the interest and other income (expense), net in the condensed consolidated statements of operations.
Although we sell primarily in the U.S. Dollar, we have foreign currency exchange risks related to our operating expenses denominated in currencies other than the U.S. Dollar, principally the Chinese Yuan, Canadian Dollar, Thai Baht, Japanese Yen, UK Pound, Swiss Franc and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our 2024 Notes.
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
Interest Rate Fluctuation Risk
As of December 29, 2018, we had cash, cash equivalents, and short-term investments of $684.1 million. Cash equivalents and short-term investments are primarily comprised of highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of December 29, 2018, the weighted-average duration of our investment portfolio was approximately six months. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 29, 2018, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.1 million, and a hypothetical increase or decrease of 0.5% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.1 million.
Bank Liquidity Risk
As of December 29, 2018, we had approximately $294.4 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
On December 10, 2018, we acquired Oclaro (see “Note 5. Business Combination” to the accompanying condensed consolidated financial statements for additional information). We are in the process of integrating the acquired business into our existing operations and evaluating the internal controls over financial reporting of the acquired business.
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
Merger Litigation
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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class if the Merger is consummated, and litigation costs, including attorneys’ fees. The defendants intend to defend the Karri Lawsuit vigorously.

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

The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs.

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
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future and we expect that our growth prospects will continue to be concentrated in a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. There are also escalating trade tensions with the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. These competitors include II-VI, Acacia Communications, AMS, Applied Optoelectronics, Broadcom, Coherent, Finisar, Foxconn Interconnect Technology, Fujitsu Optical Components, Furukawa Electric, InnoLight Technology, IPG Photonics, MACOM, Neophotonics, nLight, OSRAM, Source Photonics, and Sumitomo Electric Industries. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match and which may intensify competition in the various markets. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, we recently experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our Thailand manufacturing facility. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. Over the course of 2018, the United States has imposed tariffs on the import of certain products manufactured in China, and may propose further tariffs in 2019, which could increase costs associated with the manufacture of our products in China and negatively impact our sales levels and profit margins.
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers or our own business strategies, we may be required to, or voluntarily may, transfer the manufacturing of certain products to other manufacturing sites, including our new Thailand manufacturing facility. For example, we are in the process of transitioning the manufacturing of our products with one of our contract manufacturers in China to our Shenzhen and Thailand manufacturing facilities and to other contract manufacturers. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable to meet our demand. There also may be delays with the transfer of manufacturing equipment and successfully setting up that equipment at the transfer sites and training new operators. If such transfers are unsuccessful or take a longer period of time than expected, it could result in interruptions in supply and would likely impact our financial condition and results of operations.

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
We manufacture some of the components that we provide to our contract manufacturers, along with our own finished goods, in our China, Italy, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations.
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
Certain of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with certain of our customers. Some of our customers require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. We may encounter quality control issues as a result of setting up new manufacturing lines in our facilities, relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain, or we may experience delays in obtaining, customer qualification of our manufacturing lines. If we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities, the new production lines will likely need to be re-qualified with our customers. Any delays or failure to obtain qualifications would harm our operating results and customer relationships.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. As a result, these suppliers may stop supplying us materials and equipment at any time. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, supply of and costs of raw materials may be negatively impacted by trade protection policies such as tariffs, or escalating trade tensions, particularly with countries in Asia. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
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

•
changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to, or increase our costs associated with the, import or export our products from various countries, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (such as the U.S. Department of Commerce prohibition of export and sale of certain products to ZTE Corporation in early 2018);

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
The threat of increasing tariffs, particularly to goods traded between the United States and China, could materially and adversely affect our business and results of operations.
Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. More specifically, the United States and China have applied tariffs to certain of each other’s exports over the course of 2018 and may impose further tariffs in 2019. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on the Company. Furthermore, imposition of tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.
We face a number of risks related to our strategic transactions.
We have made acquisitions of other businesses or technologies in the past, such as our acquisition of Oclaro in December 2018, and we will continue to review and may pursue acquisition and other strategic opportunities. Such strategic transactions involve numerous risks, including the following:

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
We have in the past acquired several companies, including our acquisition of Oclaro in December 2018. We may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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

We may not be able to realize tax savings from our international tax structure, which could materially and adversely affect our operating results.
We initiated a new international corporate structure more closely aligned with our international operations during the third quarter of fiscal 2018. The new corporate structure is intended to reduce our overall effective tax rate through changes among our wholly-owned subsidiaries in how we use our intellectual property, and how we structure our international procurement and sales operations. The new structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. The intercompany arrangements are intended to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We have not yet operationalized the new structure to the full extent possible due to various factors including the acquisition of Oclaro in the second quarter of fiscal 2019. We are currently in the process of assessing the Oclaro transaction’s impact to our tax structure and, depending on the outcome, we may make modifications to the new structure in order to achieve better tax and operational efficiency. If we are unable to fully adopt a new international structure, if substantial modifications to the new international structure or the way we operate our business are made in light of the Oclaro acquisition or for other reasons, if we fail to achieve our revenue and profit goals, or if it is successfully challenged by the U.S. or foreign tax authorities, we may be unable to realize the anticipated tax savings which could materially and adversely affect our operating results.
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
If the new structure is not accepted by the applicable taxing authorities, if changes in domestic and international tax laws negatively impact the structure, if the integration of Oclaro prevents us from implementing a tax efficient structure, if we fail to achieve revenue and profit goals, or if we do not operate our business consistent with the new structure and applicable tax provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the new structure, and our business, financial condition and operating results may be materially and adversely affected.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected our fiscal year ended June 30, 2018, and which will continue to affect our fiscal years thereafter. Information regarding the Tax Act and the impact of the Tax Act on our tax profile is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.
The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including the BEAT and GILTI), and it is possible that any impact of BEAT, GILTI, or other provisions of the Tax Act could significantly reduce, or outweigh, the benefit of the reduction in the U.S. federal statutory rate. Due to the uncertain practical and technical application of many of these provisions, we made reasonable estimates of the effects and recorded provisional amounts where possible for the fiscal year ended June 30, 2018. The U.S. Treasury Department and the Internal Revenue Service (IRS), and other standards-setting bodies may issue guidance on how the provisions of the Tax Act will be applied that is different from our interpretation. The Tax Act requires complex computations not previously required or produced, and significant judgments and assumptions in the interpretation of the law were made in producing our provisional estimates. During the period ended December 29, 2018, we completed our accounting for the Tax Act with no material adjustment to our provisional estimates. We also anticipate that uncertainty in the application of the Tax Act to our ongoing operations as well as possible adverse future law changes attributable to changes in the U.S. political environment could have an adverse impact on our future tax rate. Other countries also continue to enact and consider enacting new laws, which could adversely affect us. The foregoing items could increase our future tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.

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
Our subsidiary in Thailand currently operates under a tax holiday which will expire in fiscal 2025 unless extension is granted by the Thailand government and we continue to meet the requirements thereunder. If we do not meet the tax holiday requirements, if we are not granted an extension by the Thailand government, or if we decide not to apply for an extension of the tax holiday, income earned in Thailand will be subject to a higher statutory income tax rate, which may cause our effective tax rate to increase and reduce our liquidity and cash flow.
Our operating results may be subject to volatility due to fluctuations in foreign currency.
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in U.K. pound sterling and Japanese yen. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. On December 10, 2018, we entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch for a senior secured term loan facility in an aggregate principal amount of $500 million (the “Term Loan Facility”). In March 2017, we issued and sold a total of $450 million in aggregate principal amount of Convertible Senior Notes due in 2024 (the “2024 Notes”) and we may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Any failure to manage, expand and update our information technology infrastructure, including our ERP system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. In addition, we have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity, including our recent acquisition of Oclaro, will also require transitions to or from, and the integration of, various information management systems within our overall enterprise architecture, including our ERP system and other applications. Those systems that we acquire may also pose security risks of which we are unaware or unable to mitigate, particularly during the transition of these systems.
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
Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these types of attacks or errors. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, accident or security breach affecting us or our third-party providers could result in disruptions to our operations and loss of, or unauthorized access or damage to, our data or in inappropriate disclosure of confidential information. Any actual or alleged disruption to, or security breach affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft of our protected intellectual property and trade secrets, result in legal obligations or liability, affect our relationships with our customers, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches in the future.
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
Adverse changes to and uncertainty in the global economy may lead to decreased demand for our products and revenue fluctuations, increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Declines or uncertainty in particular geographic regions, such as China or Europe, may impact IT-related spending generally and consequently, and may lead to lower growth or a decline in our markets. The loss or delay of orders from any of our more significant customers could cause our revenue and profitability to suffer. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If economic conditions deteriorate or remain uncertain, our financial condition and results of operations would likely be materially and adversely impacted.
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
We also seek to protect our important trademarks by endeavoring to register them in certain countries. We have not registered our trademarks in every country in which we sell or distribute our products, and thus others may be able to use the same or confusingly similar marks in countries where we do not have trademark registrations. We have adopted Lumentum as a house trademark and trade name for our company, and are in the process of establishing rights in this name and brand. We have also adopted the Lumentum logo as a house trademark for our company, and are in the process of establishing rights in this brand. Trademarks associated with the Lumentum brand have been registered in the United States or other jurisdictions, however, the efforts we take to maintain registration and protect trademarks, including the Lumentum brand, may not be sufficient or effective. Although we have registered marks associated with the Lumentum brand, third parties may seek to oppose or otherwise challenge these registrations. There is the possibility that, despite efforts, the scope of the protection obtained for our trademarks, including the Lumentum brand, will be insufficient or that a registration may be deemed invalid or unenforceable in one or more jurisdictions throughout the world.
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
We are now, and in the future we may become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see “Part II, Item 1. Legal Proceedings.”
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
We are also subject to laws and regulations with respect to personal data we collect from our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. We have made certain modifications to our practices in order to comply with these or other requirements, and may be required to make additional modifications in order to comply with these or other requirements relating to privacy and data protection in the future, each of which may require us to incur significant costs and expenses. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (“CCPA”), which will, among other things, require covered companies to provide new disclosures to California consumers when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA are potentially significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.
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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, in April 2018, Zhongxing Telecommunications Equipment Corporation and ZTE Kangxun Communications Ltd. (collectively “ZTE”) were added to the U.S. Departments of Commerce’s Bureau of Industry and Security’s List of Denied Persons, which imposed a seven year denial of export privileges against ZTE. However, in July 2018, the denial of export privileges was suspended and ZTE was removed from the List of Denied Persons. We are aware that certain of our customers have been investigated by the U.S. government in the past and may be in the future.
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
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $73.20, through December 29, 2018. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	the financial performance of other companies in our industry, including our customers;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we operate;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions, including our recently completed merger with Oclaro;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation or disputes in which we may become involved;

•	overall market fluctuations; sales of our shares by our officers, directors, or significant stockholders;

•	the timing and amount of dividends and share repurchases, if any; and

•	general economic and market conditions and other external factors.
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
With the acquisition of Oclaro, we face risks related to the integration of combined businesses, our cash resources and financial results, undisclosed liabilities, and employee and customer retention.
Since the closing of the acquisition of Oclaro in December 2018, we are devoting significant management attention and resources to integrating the business practices and operations of the former Oclaro business with our business. Potential difficulties we may encounter as part of the integration process include those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, controls, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.
In connection with the acquisition, we paid an aggregate cash purchase price of approximately $500 million from the combined company’s balance sheet and entered into a Credit Agreement for a senior secured term loan facility in an aggregate principal amount of $500 million (the “Term Loan Facility”). The use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the acquisition reduces our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our due diligence review in connection with the acquisition may not have discovered undisclosed liabilities of Oclaro. If there are undisclosed liabilities, Lumentum as a successor owner may be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business and results of operations and may adversely affect the value of our common stock.
The acquisition may also result in significant charges or other liabilities that could adversely affect our results of operations, such as cash expenses and non-cash accounting charges incurred in connection with the acquisition and/or integration of the combined businesses and operations. In addition, our failure to identify or accurately assess the magnitude of certain liabilities we assumed in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.
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
Servicing our 2024 Notes and the Term Loan Facility may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2024 Notes or the Term Loan Facility, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Notes and the Term Loan Facility, or to make cash payments in connection with any conversion of the 2024 Notes or upon any fundamental change if note holders require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the 2024 Notes and the Term Loan Facility;

•	increase our vulnerability to general adverse economic and industry conditions;

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

The terms of the definitive documents governing the Term Loan Facility restrict our operations, particularly our ability to respond to changes or to take certain actions.
The definitive documents governing the Term Loan Facility provided for in the Commitment Letter contain a number of restrictive covenants that impose operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interest, including restrictions on the ability to: incur indebtedness, grant liens, undergo certain fundamental changes, dispose of assets, make investments, enter into transactions with affiliates, and make certain restricted payments, in each case subject to limitations and exceptions to be set forth in the definitive documentation for the Term Loan Facility.
The definitive documentation governing the Term Loan Facility also contains customary events of default that include, among other things, certain payment defaults, covenant defaults, cross-defaults to other indebtedness, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. Such events of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. Furthermore, if we are unable to repay the amounts due and payable under the definitive documentation governing our Term Loan Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness which could force us into bankruptcy or liquidation. In the event our lenders accelerated the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreements would likely have a material adverse effect on us. As a result of these restrictions, we may be: limited in how we conduct business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities.
Item 6. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Credit and Guaranty Agreement, dated as of December 10, 2018, by and among Lumentum Holdings Inc. and Deutsche Bank AG New York Branch	8-K	10.1	12/10/2018
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMENTUM HOLDINGS INC.

Date:	February 7, 2019	By: /s/ Christopher W. Coldren
By: Christopher W. Coldren
Senior Vice President, Interim Chief Financial Officer