Form 10-Q
period 2019-03-30
Lumentum Holdings Inc.
filed 2019-05-07
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
 OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.001 per share	LITE	Nasdaq Global Select Market

As of May 1, 2019, the Registrant had 76.4 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net revenue	$432.9	$298.8	$1,160.7	$946.6
Cost of sales	316.5	201.0	788.3	607.6
Amortization of acquired intangibles	28.1	0.8	33.3	2.4
Gross profit	88.3	97.0	339.1	336.6
Operating expenses:
Research and development	57.7	38.2	135.1	118.3
Selling, general and administrative	55.2	33.2	150.9	95.5
Restructuring and related charges	21.1	0.1	30.2	3.8
Impairment charge	30.7	—	30.7	—
Total operating expenses	164.7	71.5	346.9	217.6
Income/(loss) from operations	(76.4)	25.5	(7.8)	119.0
Unrealized gain (loss) on derivative liability	—	(20.7)	8.8	(8.6)
Interest and other income (expense), net	(6.1)	(2.1)	(13.2)	(8.7)
Income/(loss) before income taxes	(82.5)	2.7	(12.2)	101.7
Provision for (benefit from) income taxes	(8.2)	—	(1.6)	(112.9)
Net income/(loss)	$(74.3)	$2.7	$(10.6)	$214.6

Items reconciling net income/(loss) to net income/(loss) attributable to common stockholders:
Less: Cumulative dividends on Series A Preferred Stock	—	(0.2)	(0.3)	(0.7)
Less: Earnings allocated to Series A Preferred Stock	—	(0.1)	(1.2)	(4.9)
Net income/(loss) attributable to common stockholders - Basic	$(74.3)	$2.4	$(12.1)	$209.0
Add: Earnings allocated to Series A Preferred Stock	—	—	—	—
Add/Less: Unrealized (gain) loss on derivative liability on Series A Preferred Stock	—	—	—	—
Add: Cumulative dividends on Series A Preferred Stock	—	—	—	—
Net income/(loss) attributable to common stockholders - Diluted (a)	$(74.3)	$2.4	$(12.1)	$209.0

Net income/(loss) per share attributable to common stockholders:
Basic	$(0.98)	$0.04	$(0.18)	$3.37
Diluted	$(0.98)	$0.04	$(0.18)	$3.31

Shares used to compute net income/(loss) per share attributable to common stockholders:
Basic	76.2	62.4	68.7	62.1
Diluted	76.2	63.3	68.7	63.2

(a) For the three and nine months ended March 30, 2019, our diluted earnings per share attributable to common stockholders is the same as basic EPS. For the three and nine months ended March 31, 2018, our diluted earnings per share attributable to common stockholders is calculated using the treasury stock method because it is more dilutive than the if-converted method.

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income/(loss)	$(74.3)	$2.7	$(10.6)	$214.6
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	—	(0.1)	(0.6)	1.9
Net change in unrealized gain (loss) on available-for-sale securities	1.3	(1.3)	1.8	(2.0)
Net change in defined benefit obligation, net of tax	—	—	(0.1)	—
Other comprehensive income (loss), net of tax	1.3	(1.4)	1.1	(0.1)
Comprehensive income (loss), net of tax	$(73.0)	$1.3	$(9.5)	$214.5

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

	March 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$357.3	$397.3
Short-term investments	340.2	314.2
Accounts receivable, net	302.9	197.1
Inventories	272.2	153.6
Prepayments and other current assets	107.0	65.0
Assets held-for-sale	38.5	—
Total current assets	1,418.1	1,127.2
Property, plant and equipment, net	390.6	306.9
Goodwill	359.8	11.3
Other intangible assets, net	412.3	7.0
Deferred income taxes	172.2	125.6
Other non-current assets	18.4	3.5
Total assets	$2,771.4	$1,581.5
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$204.1	$126.5
Accrued payroll and related expenses	41.4	31.5
Accrued expenses	54.4	33.9
Term loan, current	5.0	—
Other current liabilities	46.7	22.1
Liabilities held-for-sale	6.4	—
Total current liabilities	358.0	214.0
Convertible notes	347.4	334.2
Term loan, non-current	484.9	—
Derivative liability	—	52.4
Deferred tax liability	55.8	0.3
Other non-current liabilities	21.4	18.7
Total liabilities	1,267.5	619.6
Commitments and contingencies (Note 18)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A Preferred Stock, $0.001 par value, 10,000,000 authorized shares; zero and 35,805 shares issued and outstanding as of March 30, 2019 and June 30, 2018, respectively	—	35.8
Total redeemable convertible preferred stock	—	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 76,349,298 and 62,790,087 shares issued and outstanding as of March 30, 2019 and June 30, 2018, respectively	0.1	0.1
Additional paid-in capital	1,341.4	753.2
Retained earnings	154.9	166.4
Accumulated other comprehensive income	7.5	6.4
Total stockholders’ equity	1,503.9	926.1
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$2,771.4	$1,581.5

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS' EQUITY, AND INVESTED EQUITY
(in millions)
(Unaudited)

			Nine Month Period Ended March 30, 2019
	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock
			Common Stock		Additional Paid-In		Accumulated Other Comprehensive Income/(Loss)	Total Invested Equity / Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Retained Earnings
Balance as of June 30, 2018	—	$35.8	62.8	$0.1	$753.2	$166.4	$6.4	$926.1
Net income (loss)	—	—	—	—	—	47.4	—	47.4
Other comprehensive income (loss)	—	—	—	—	—	—	0.5	0.5
Declared dividend for preferred stock	—	—	—	—	—	(0.2)	—	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.5	—	—	—	—	—
Stock-based compensation	—	—	—	—	10.3	—	—	10.3
Cumulative-effect adjustment for adoption of Topic 606	—	—	—	—	—	(0.6)	—	(0.6)
Balance as of September 29, 2018	—	35.8	63.3	0.1	763.5	213.0	6.9	983.5
Net income (loss)	—	—	—	—	—	16.3	—	16.3
Other comprehensive income (loss)	—	—	—	—	—	—	(0.7)	(0.7)
Declared dividend for preferred stock	—	—	—	—	—	(0.1)	—	(0.1)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.2	—	(0.8)	—	—	(0.8)
Issuance of shares pursuant to merger agreement, net of tax withholdings	—	—	11.0	—	460.1	—	—	460.1
ESPP shares issued	—	—	0.1	—	4.7	—	—	4.7
Stock-based compensation	—	—	—	—	17.3	—	—	17.3
Conversion of preferred stock to common stock	—	(35.8)	1.5	—	79.4	—	—	79.4
Balance as of December 29, 2018	—	—	76.1	0.1	1,324.2	229.2	6.2	1,559.7
Net income (loss)	—	—	—	—	—	(74.3)	—	(74.3)
Other comprehensive income (loss)	—	—	—	—	—	—	1.3	1.3
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.2	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	17.1	—	—	17.1
Balance as of March 30, 2019	—	$—	76.3	$0.1	$1,341.4	$154.9	$7.5	$1,503.9

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS' EQUITY, AND INVESTED EQUITY
(in millions)
(Unaudited)

			Nine-Month Period Ended March 31, 2018
	Non-Controlling Interest Redeemable Convertible						Accumulated	Total Invested Equity /
	Series A Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Income/(Loss)	Equity
Balance as of July 1, 2017	—	$35.8	61.5	$0.1	$694.5	$(83.2)	$7.4	$618.8
Net income (loss)	—	—	—	—	—	7.1	—	7.1
Other comprehensive income (loss)	—	—	—	—	—	—	1.8	1.8
Declared dividend for preferred stock	—	—	—	—	—	(0.2)	—	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.5	—	1.7	—	—	1.7
Stock-based compensation	—	—	—	—	9.3	—	—	9.3
Cumulative effect of stock compensation accounting change	—	—	—	—	0.2	2.4	—	2.6
Balance as of September 30, 2017	—	35.8	62.0	0.1	705.7	(73.9)	9.2	641.1
Net income (loss)	—	—	—	—	—	204.8	—	204.8
Other comprehensive income (loss)	—	—	—	—	—	—	(0.5)	(0.5)
Declared dividend for preferred stock	—	—	—	—	—	(0.2)	—	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.2	—	—	—	—	—
ESPP shares issued	—	—	0.1	—	4.4	—	—	4.4
Stock-based compensation	—	—	—	—	14.7	—	—	14.7
Balance as of December 30, 2017	—	35.8	62.3	0.1	724.8	130.7	8.7	864.3
Net income (loss)	—	—	—	—	—	2.7	—	2.7
Other comprehensive income (loss)	—	—	—	—	—	—	(1.4)	(1.4)
Declared dividend for preferred stock	—	—	—	—	—	(0.2)	—	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.3	—	—	—	—	—
Stock-based compensation	—	—	—	—	11.2	—	—	11.2
Balance as of March 31, 2018	—	$35.8	62.6	$0.1	$736.0	$133.2	$7.3	$876.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES:
Net income/(loss)	$(10.6)	$214.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	74.7	53.3
Stock-based compensation	46.5	35.1
Unrealized (gain) loss on derivative liability	(8.8)	8.6
Amortization of acquired intangibles	37.7	2.4
Impairment charges and others	30.7	0.5
Amortization of discount on 0.25% Convertible Notes due 2024	13.2	12.4
Amortization of deferred debt issuance cost on term loan	0.4	—
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	15.8	—
Amortization of favorable/unfavorable leases	0.3
Release of valuation allowance, net	—	(124.0)
Others	(0.5)	0.3
Changes in operating assets and liabilities:
Accounts receivable	(37.2)	1.6
Inventories	14.0	1.1
Prepayments and other current and non-currents assets	(10.6)	1.9
Income taxes, net	(5.1)	(0.5)
Accounts payable	15.7	(15.9)
Accrued payroll and related expenses	(1.4)	5.6
Accrued expenses and other current and non-current liabilities	27.6	12.9
Net cash provided by operating activities	202.4	209.9
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(80.5)	(72.9)
Payment for asset acquisition	(1.3)	—
Payment for Oclaro acquisition, net of cash acquired	(619.8)	—
Purchases of short-term investments	(196.1)	(585.1)
Proceeds from maturities and sales of short-term investments	172.4	349.3
Net cash used in investing activities	(725.3)	(308.7)
FINANCING ACTIVITIES:
Tax payments related to restricted stock	(2.4)	—
Payment of dividends - Series A Preferred Stock	(0.7)	(0.7)
Payment of acquisition related holdback	(1.0)	—
Proceeds from employee stock plans	4.7	4.4
Proceeds from term loan, net of debt issuance costs	490.8	—
Repayment of capital lease obligation	(6.1)	(3.5)
Proceeds from the exercise of stock options	0.1	1.7
Repayment of term loan	(1.3)	—
Net cash provided by financing activities	484.1	1.9
Effect of exchange rates on cash and cash equivalents	(0.2)	0.8
Increase (decrease) in cash and cash equivalents, including cash classified within assets held-for-sale	(39.0)	(96.1)
Cash and cash equivalents at beginning of period	397.3	272.9
Cash and cash equivalents at end of period (1)	$358.3	$176.8

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3.3	$11.5

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Cash paid for interest	8.7	1.2

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$26.0	$10.5
Equipment acquired under capital lease	—	15.6
Issuance of common stock upon conversion of Series A Preferred Stock	79.4	—
Net transfer of assets from property plant and equipment to assets held-for-sale	31.4	—
Issuance of common stock and replacement awards in connection with Oclaro acquisition	460.1	—
(1) On March 30, 2019, our cash and cash equivalent balance above includes $1.0 million of cash classified as assets held-for-sale on our condensed consolidated balance sheets.

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
On December 10, 2018, the Company completed its merger with Oclaro, Inc. (“Oclaro”), a provider of optical components and modules for the long-haul, metro and data center markets. Our condensed consolidated financial statements include the operating results of Oclaro for the period from the date of acquisition through March 30, 2019. Refer to “Note 5. Business Combination” for further discussion of the merger.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2019 is a 52-week year ending on June 29, 2019, with the quarter ended March 30, 2019 being a 13-week quarterly period. Our fiscal 2018 was a 52-week year that ended on June 30, 2018, with the quarter ended March 31, 2018 being a 13-week quarterly period.
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
Except for the accounting policies for (i) revenue recognition and the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and (ii) the change in our functional currency, from certain foreign currencies to the reporting currency, there have been no significant changes to our significant accounting policies as of and for the nine months ended March 30, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 30, 2018.
Adoption of Topic 606

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of March 30, 2019 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance Obligations	$531.5	$7.7	$—	$539.2
Warranty

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table reflects the changes in contract balances as of March 30, 2019 (in millions, except percentages):

Contract balances	Balance sheet location	March 30, 2019	June 30, 2018	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$302.9	$197.1	$105.8	53.7%
Deferred revenue and customer deposits	Other current liabilities	$4.2	$2.8	$1.4	50.0%
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
Foreign Currency Translation
Concurrent with the acquisition of Oclaro, on December 10, 2018, we established the functional currency for our worldwide operations as the U.S. dollar. The change in our functional currency is a result of significant changes in economic facts and circumstances, primarily the acquisition of Oclaro, a U.S. dollar-denominated functional currency company. The combined business, which requires the integration of our supply chain, manufacturing operations and sales organization, will predominantly use the U.S. dollar, including when negotiating customer and major supplier contracts.
Translation adjustments reported prior to December 10, 2018, remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheet. The translated values for any non-monetary assets and liabilities as of December 10, 2018 become the new accounting basis for those assets. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Foreign currency re-measurement gains (losses) are included in interest and other income (expense), net.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (Topic 606), which amended the existing accounting standards for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting periods beginning after December 15, 2017. On July 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts that are not completed contracts at the date of initial adoption (i.e., July 1, 2018). Results for reporting periods after July 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The adoption of Topic 606 did not have a material impact on the nature and timing of our revenues, condensed consolidated statements of operations, cash flows, and balance sheets and therefore, we do not present results for the three and nine months ended March 30, 2019 under Topic 605. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the changes in our accounting policies due to adoption of Topic 606.
Select condensed consolidated balance sheet line items, as if we had adopted Topic 606 prior to July 1, 2018 are summarized below as of the periods presented (in millions):

	June 30, 2018	Adjustments	July 1, 2018
Assets:
Accounts receivable, net	$197.1	$0.6	$197.7
Inventories	153.6	(1.2)	152.4
Stockholders’ equity:
Retained earnings	$166.4	$(0.6)	$165.8
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amendments contained in ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. We adopted ASU 2016-15 on July 1, 2018 on a prospective basis. The application of ASU 2016-15 will have a material impact on our consolidated financial statements if we elect to settle the principal amounts of our 2024 Notes (refer to “Note 13. Convertible Notes”) in cash and on repayment of the term loan (refer to “Note 7. Term Loan Facility”). The principal repayment will be bifurcated between (i) cash outflows for operating activities of $146.9 million for the portion related to accreted interest attributable to debt discount, and (ii) financing activities for the remainder of $803.1 million.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

fiscal years, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted, including adoption in any interim period, for all entities. We early adopted ASU 2018-15, which did not have a material impact on our financial statements.
In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated statement of operations is required to be filed. The final rule was effective on November 5, 2018. The Company has adopted the final rule as of March 30, 2019, and has included a reconciliation of the changes in statements of redeemable convertible preferred stock, stockholders' equity, and invested equity in this Form 10-Q.
Accounting Pronouncements Not Yet Effective
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
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new guidance contained in Topic 842 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods, with early adoption permitted. The standard is effective for us in our first quarter of fiscal 2020 and provides an optional transition method that allows entities to apply the standard prospectively, with any cumulative-effect adjustment recorded to opening retained earnings in the period of adoption. We expect to adopt the new standard using this optional transition method. We have also elected the practical expedients to not reassess prior conclusions related to contracts containing leases, lease

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

classification, and initial direct costs for contracts that existed prior to adoption date. Based on our current lease portfolio, we estimate the value of leased assets and liabilities that may be recognized will be material. We are continuing to evaluate the impact of Topic 842 which is subject to change.
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Basic Earnings per Common Share
Net income/(loss)	$(74.3)	$2.7	$(10.6)	$214.6
Less: Cumulative dividends on Series A Preferred Stock	—	(0.2)	(0.3)	(0.7)
Less: Earnings allocated to Series A Preferred Stock	—	(0.1)	(1.2)	(4.9)
Net income/(loss) attributable to common stockholders - Basic	$(74.3)	$2.4	$(12.1)	$209.0

Weighted average common shares outstanding including Series A Preferred Stock	76.2	63.9	69.4	63.6
Less: Weighted average Series A Preferred Stock	—	(1.5)	(0.7)	(1.5)
Basic weighted average common shares outstanding	76.2	62.4	68.7	62.1
Net income/(loss) per share attributable to common stockholders - Basic	$(0.98)	$0.04	$(0.18)	$3.37

Diluted Earnings per Common Share
Net income/(loss) attributable to common stockholders - Basic	$(74.3)	$2.4	$(12.1)	$209.0
Add: Earnings allocated to Series A Preferred Stock	—	—	—	—
Add/Less: Unrealized (gain) loss on derivative liability on Series A Preferred Stock	—	—	—	—
Add: Cumulative dividends on Series A Preferred Stock	—	—	—	—
Net income/(loss) attributable to common stockholders - Diluted (a)	$(74.3)	$2.4	$(12.1)	$209.0

Weighted average common shares outstanding for basic earnings per common share	76.2	62.4	68.7	62.1
Effect of dilutive securities from 2015 Equity Incentive Plan	—	0.9	—	1.1
Effect of dilutive securities from Series A Preferred Stock	—	—	—	—
Diluted weighted average common shares outstanding	76.2	63.3	68.7	63.2
Net income/(loss) per share attributable to common stockholders - Diluted	$(0.98)	$0.04	$(0.18)	$3.31
(a) For the three and nine months ended March 30, 2019, our diluted earnings per share attributable to common stockholders is the same as basic EPS. For the three and nine months ended March 31, 2018, our diluted net loss per share attributable to common stockholders is calculated using the treasury stock method because it is more dilutive than the if-converted method.
Our Series A Preferred Stock was considered a participating security, meaning that it had the right to participate in undistributed earnings with our common stock. Prior to conversion, the holders of our Series A Preferred Stock were entitled to share in dividends, on an as-converted basis, if the holders of our common stock were to receive dividends. On November 2, 2018, the remaining 35,805 shares of our Series A Preferred Stock were converted and we issued 1.5 million shares of our common stock. Refer to “Note 12. Non-Controlling Interest Redeemable Convertible Preferred Stock” for further discussion.
We used the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted earnings per common share is calculated similar to basic earnings per common share except that it gives effect to all potentially dilutive common stock equivalents outstanding for the period, using the treasury stock method. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding $450 million in aggregate principal amount of 0.25% Convertible Notes due in 2024 (the “2024 Notes”), all using the treasury stock method. We have the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62. Refer to “Note 13. Convertible Notes” for further discussion. Diluted earnings per common share is computed using the more dilutive of the treasury stock method or the if-converted method.
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
As of March 30, 2019 and June 30, 2018, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligations, net of tax (1)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of June 30, 2018	$10.3	$(2.3)	$(1.6)	$6.4
Other comprehensive income (loss)	(0.6)	(0.1)	1.8	1.1
Ending balance as of March 30, 2019	$9.7	$(2.4)	$0.2	$7.5
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
The total fair value of consideration given in connection with the acquisition of Oclaro consisted of the following:

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The total transaction consideration was $1.4 billion, which was funded by the issuance of Lumentum common stock, new debt (refer to “Note 6. Goodwill and Other Intangible Assets”), and cash balances of the combined company. We also recorded $2.2 million and $18.1 million, respectively, in acquisition-related costs in each of the three and nine months ended March 30, 2019, representing professional and other direct acquisition costs. These costs are recorded within selling, general and administrative operating expense and within interest and other income (expense), net in our condensed consolidated statements of operations. The Company also incurred $9.3 million of debt financing costs which has been recorded as a contra liability. “Refer to Note 7. Term Loan Facility.”
From the acquisition date, Oclaro contributed $119.3 million and $148.9 million, respectively of our consolidated net revenue for each of the three and nine months ended March 30, 2019. Due to the continued integration of the combined businesses, it is impractical to determine Oclaro’s contribution to our net income.

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

	Purchase Price Allocation
	Previously reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$345.0	$—	$345.0
Accounts receivable, net	68.0		68.0
Inventories	153.2	0.9	154.1
Prepayments and other current assets	33.7		33.7
Property, plant and equipment, net	128.6	6.7	135.3
Intangibles	444.0		444.0
Deferred income tax asset	54.1		54.1
Other non-current assets	16.6		16.6
Accounts payable	(57.8)		(57.8)
Accrued payroll and related expenses	(11.4)		(11.4)
Accrued expenses	(8.3)		(8.3)
Other current liabilities	(8.1)		(8.1)
Deferred tax liability	(55.8)	(20.1)	(75.9)
Other non-current liabilities	(10.3)	(2.6)	(12.9)
Goodwill	333.4	15.1	348.5
Total purchase price	$1,424.9	$—	$1,424.9
The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-Q for the quarter ended December 29, 2018. The measurement period adjustments were primarily related to the announcement of an agreement with Cambridge Industries Group (CIG) in which we will sell them several product lines within our Datacom business based in Sagamihara, Japan as well as transfer the related employees. This business was acquired on December 10, 2018 as part of the acquisition of Oclaro. These assets and liabilities were recorded at fair value less cost to sell and the adjustments to fair value were recorded as measurement period adjustments. As a result of these fair value adjustments to assets and liabilities we also recorded tax adjustment of $2 million. The measurement period adjustment also included  an adjustment of $18.1 million to deferred tax asset valuation allowances on the completion of additional analysis.
We do not believe that the measurement period adjustments had a material impact on our consolidated statements of operations, balance sheets or cash flows in any periods previously reported.
The merger consideration allocation set forth herein is preliminary and may be revised as additional information becomes available during the measurement period which could be up to 12 months from the closing date of the acquisition. Any such revisions or changes may be material.
Goodwill and intangibles have been assigned to the OpComms segment. The preliminary goodwill of $348.5 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies, and other benefits that are expected to be generated by combining Lumentum and Oclaro. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. See “Note 6. Goodwill and Other Intangible Assets” for more information on goodwill and IPR&D.
During the second quarter of fiscal 2019, we recorded $20.9 million in restructuring and stock-based compensation expense in our condensed consolidated statements of operations, attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

circumstances, for payments and benefits upon an involuntary termination of employment, including following a change in control of Oclaro. The payments and benefits payable under these arrangements in the event of a change in control of Oclaro are subject to a “double trigger,” meaning that both a change in control of Oclaro and a subsequent involuntary termination of employment by Lumentum are required. In other words, the change in control of Oclaro does not by itself trigger any payments or benefits. Instead, payments and benefits are paid only if the employment of the employee is subsequently terminated without “cause” (or the employee resigns for “good reason”) during a specified period following the change in control. We incurred total expense of $20.9 million during the second quarter of fiscal 2019, of which $5.7 million relates to cash severance as part of our restructuring expense which is recorded within restructuring and related charges in our condensed consolidated statements of operations (refer to “Note 14. Restructuring and Related Charges”) and $15.2 million relates to the acceleration of equity awards which is recorded within both cost of sales and selling, general and administrative expense, in our condensed consolidated statements of operations (refer to “Note 17. Stock-Based Compensation and Stock Plans”).
We continually evaluate our existing portfolio of businesses to maximize long-term shareholder value. As discussed above, we announced an agreement with Cambridge Industries Group (CIG) in which we will sell them several product lines within our Datacom business based in Sagamihara, Japan as well as transfer the related employees.  The transaction was completed on April 18, 2019, and as part of the transaction, we will also provide transition services to CIG for a period of up to 24 months and the cost of these services will be reimbursed to us by CIG. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the purchased business. The transaction is subject to customary closing conditions.
The Company considers assets and liabilities as held-for-sale when management approves and commits to a plan to actively market assets or group of assets for sale. Assets held-for-sale are recorded initially at the lower of its carrying value or its estimated fair value, less estimated costs to sell. Upon designation as an asset held-for-sale, the Company discontinues recording depreciation expense on such asset.
This transaction did not meet the criteria for assets held-for-sale under the relevant accounting guidance as of December 10, 2018, the date of our acquisition of Oclaro, in our purchase price allocation. The assets and liabilities are classified as assets held-for-sale on our consolidated balance sheet as of March 30, 2019 and carried at fair value less costs to sell.
Assets and liabilities classified as held-for-sale as of result of this disposition on March 30, 2019 were as follows (in millions):

March 30, 2019
Assets held-for-sale
Cash	$1.0
Inventories	5.1
Other Intangible assets	1.0
Property, plant and equipment, net	26.5
Total	$33.6

Liabilities held-for-sale
Retirement obligation	$4.5
Capital lease obligation	1.0
Other liabilities	0.9
Total	$6.4

Net	$27.2
The fair values were determined in the preliminary allocation of the Oclaro acquisition, adjusted for operating activity since December 10, 2018, and based on standard valuation techniques with inputs that are unobservable and significant to the overall fair value measurement, refer to “Note 9. “Balance Sheet and Other Details”.

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
The following supplemental pro forma information presents the combined results of operations for the nine months ended March 30, 2019 and March 31, 2018, as if Oclaro had been acquired as of the beginning of fiscal year 2018. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of the term loan debt issuance costs. For fiscal year 2018, nonrecurring pro forma adjustments directly attributable to the Oclaro acquisition included (i) restructuring and stock-based compensation expense of $20.9 million, (ii) the purchase accounting effect of inventories acquired of $60.3 million and (iii) transaction costs of $25.2 million.
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Nine Months Ended
	March 30, 2019	March 31, 2018

Net revenue	$1,374.8	$1,368.8
Net income (loss)	(18.2)	161.5

Note 6. Goodwill and Other Intangible Assets
Goodwill
On December 10, 2018, we completed the merger with Oclaro. We recognized goodwill in the amount of $348.5 million for the acquisition of Oclaro and allocated it to our OpComms segment. The following table presents the changes in goodwill by our reportable segments during the nine months ended March 30, 2019 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of December 29, 2018	$5.9	$5.4	$11.3
Acquisition of Oclaro	333.4	—	333.4
Measurement period adjustments (1)	15.1	—	15.1
Balance as of March 30, 2019	$354.4	$5.4	$359.8
(1) Refer to “Note 5. Business Combination” for details of these measurement period adjustments.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2018, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three and nine months ended March 30, 2019 and March 31, 2018, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Intangibles
In connection with our acquisition of Oclaro on December 10, 2018, we recorded $443.0 million as our preliminary estimate of the fair value of the acquired developed technologies and other intangible assets. The intangible assets acquired from Oclaro consist of the following:

Intangible	Fair value (in millions)	Weighted average amortization period (in years)
Acquired developed technologies	$182.0	4.4 years
Customer relationships	145.0	8 years
In-process research and development (1)	94.0	n/a
Order backlog	22.0	1 year
Total intangible assets (1)	$443.0
(1) The intangible balance at March 30, 2019 excludes $1.0 million In-process research and development assets classified as assets held-for-sale.
The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for customer relationships and order backlog, which are amortized using an accelerated method of amortization over the expected customer lives, which more accurately reflects the pattern of realization of economic benefits expected to be obtained. Acquired developed technologies and order backlog are amortized to cost of sales and customer relationships is amortized to selling, general and administrative. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life expected to range between 4 to 9 years.
The following tables present details of our other intangibles, including those acquired in connection with the Oclaro acquisition, as of the periods presented (in millions):

March 30, 2019:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$287.5	$(113.8)	$173.7
Customer relationships and order backlog	171.3	(26.7)	144.6
In-process research and development (1)	94.0	—	94.0
Other intangibles	2.7	(2.7)	—
Total intangible assets (1)	$555.5	$(143.2)	$412.3

June 30, 2018:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$105.5	$(98.5)	$7.0
Customer relationships	4.3	(4.3)	—
Other intangibles	2.7	(2.7)	—
Total intangible assets	$112.5	$(105.5)	$7.0
(1) The intangible balance at March 30, 2019 excludes $1.0 million In-process research and development assets classified as assets held-for-sale.
The amounts in the table above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and nine months ended March 30, 2019, we recorded $31.7 million and $37.7 million, respectively, of amortization related to intangibles assets. During the three and nine months ended March 31, 2018, we recorded $0.8 million and $2.4 million, respectively, of amortization related to acquired developed technologies.
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of sales	$28.1	$0.8	$33.3	$2.4
Selling, general and administrative	3.6	—	4.4	—
Total	$31.7	$0.8	$37.7	$2.4
Based on the carrying amount of our acquired developed technologies and other intangibles, excluding IPR&D, as of March 30, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2019	$16.9
2020	71.9
2021	66.3
2022	63.6
Thereafter	99.6
Total	$318.3

Note 7. Term Loan Facility
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
The term loans bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate equal to the highest of (i) the prime rate then in effect, (ii) the federal funds rate, plus 0.50% and (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.0%, subject to a floor of 0.0%, or (b) an adjusted LIBOR rate, subject to a floor of

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

0.0%. The applicable margin with respect to the initial term loans is equal to 2.50% in the case of LIBOR rate loans and 1.50% in the case of base rate loans. The applicable margin is adjusted following the first full fiscal quarter after the Closing Date, if our first lien net leverage ratio is equal to or less than 0.50:1.00, to 2.25% in the case of LIBOR rate loans and 1.25% in the case of base rate loans. During the three and nine months ended March 30, 2019, we recorded interest expense of $6.5 million and $8.0 million respectively related to the initial term loans, which is included in interest and other income (expense), net in our condensed consolidated statements of operations.
The commitment letter with Deutsche Bank required payment of a ticking fee. During the three and nine months ended March 30, 2019, we recorded total expenses in connection with the ticking fee of zero and $2.7 million, respectively. This ticking fee expense is included in interest and other income (expense), net in our condensed consolidated statements of operations. During the three and nine months ended March 30, 2019 we paid $1.3 million of principal on the term loan.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of Lumentum and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, and enter into transactions with affiliates, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require the immediate payment of all obligations under the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. As of March 30, 2019, we were in compliance with all of the covenants.
We incurred $9.3 million of debt issuance costs in connection with the Term Loan Facility which were capitalized and recorded as a contra liability in our condensed consolidated balance sheet. These costs will be amortized to interest expense using the effective interest rate method from the issuance date of December 10, 2018, through the end of the term of the loan. As of March 30, 2019, the effective interest rate is 5.27% and the stated interest rate is 4.99%.
The following table sets forth balance sheet information related to the term loan at March 30, 2019 (in millions):

March 30, 2019
Principal	$500.0
Repayment of principal	(1.3)
Unamortized value of the debt issuance costs	(8.8)
Net carrying value	$489.9

Term loan, current	$5.0
Term loan, non-current	$484.9

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth interest expense information related to the term loan, including interest expense associated with the ticking fee, for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Contractual interest expense	$6.2	$—	$10.2	$—
Amortization of the debt issuance costs	0.4	—	0.5	—
Total interest expense	$6.6	$—	$10.7	$—

Note 8. Asset Acquisition
On March 30, 2018, we entered into a Transition Services Agreement (“TSA”) with one of our contract manufacturers to wind down the production of our products at their facility in China and to facilitate an orderly transition of manufacturing to either our manufacturing facility in Thailand or our third party contract manufacturers, including the purchase of the manufacturing equipment. Under the terms of the TSA, we are required to pay $5.3 million in cash upon completion of certain milestones related to the purchase of equipment. During the nine months ended March 30, 2019, we paid $1.3 million and accrued an additional $3.0 million for the manufacturing equipment acquired under this TSA. This amount is included in machinery and equipment within property, plant and equipment in our condensed consolidated balance sheet as of March 30, 2019.
We are also required to share cost of retention and severance, and to reimburse for certain other direct and indirect costs incurred by our contract manufacturer for transition services provided. These costs are expensed as incurred.
Note 9. Balance Sheet Details
Accounts receivable allowances
As of March 30, 2019 and June 30, 2018, our accounts receivable allowance balance was $2.1 million and $2.6 million respectively.
Inventories
The components of inventories were as follows (in millions):

	March 30, 2019	June 30, 2018
Finished goods	$94.9	$98.2
Work in process	121.3	34.5
Raw materials and purchased parts	56.0	20.9
Inventories (1) (2)	$272.2	$153.6
(1) The inventory balance at March 30, 2019 includes $44.5 million, net of amortization, related to the inventory step-up adjustment from the Oclaro acquisition.
(2) The inventory balance at March 30, 2019 does not include $5.1 million classified as assets held-for-sale. Refer to “Note 5. Business Combination”.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	March 30, 2019	June 30, 2018
Capitalized manufacturing overhead	$14.1	$20.5
Prepayments	28.8	19.5
Advances to contract manufacturers	8.3	14.0
Value added tax receivable	13.0	4.0
Vendor receivable	13.8	4.3
Other current assets	29.0	2.7
Prepayments and other current assets	$107.0	$65.0

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	March 30, 2019	June 30, 2018
Land	$10.6	$10.6
Buildings and improvement	72.9	55.1
Machinery and equipment (1)	502.7	463.6
Computer equipment and software	32.5	26.3
Furniture and fixtures	4.1	2.2
Leasehold improvements	31.4	25.8
Construction in progress	59.5	52.6
	713.7	636.2
Less: Accumulated depreciation (1)	(323.1)	(329.3)
Property, plant and equipment, net (2)	$390.6	$306.9
(1) In fiscal 2018, we started leasing equipment from a vendor and have accounted for the transaction as a capital lease. Included in the table above are our capital lease assets of $16.4 million, gross and $9.8 million in accumulated depreciation as of March 30, 2019, and $15.6 million, gross and $5.2 million in accumulated depreciation as of June 30, 2018.
During the three and nine months ended March 30, 2019, we recorded depreciation expense of $29.0 million and $74.7 million, respectively. During the three and nine months ended March 31, 2018, we recorded depreciation expense of $18.4 million and $53.3 million, respectively.
Our construction in progress primarily includes machinery and equipment that were purchased for the set-up costs at our facility in Thailand and ramp new product lines. We expect to place these assets in service in the next 12 months.
(2) The property, plant and equipment balance at March 30, 2019 does not include $31.4 million classified as assets held-for-sale, which includes $4.9 million related exit of our Datacom modules and $26.5 million related to CIG agreement. Refer to “Note 15. Impairment” and “Note 5. Business Combination”.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other current liabilities
The components of other current liabilities were as follows (in millions):

	March 30, 2019	June 30, 2018
Warranty accrual (1)	$9.8	$6.6
Restructuring accrual and related charges (2)	18.0	1.9
Deferred revenue and customer deposits	4.2	2.8
Capital lease obligation (3)	0.8	7.3
Income tax payable (4)	8.5	0.7
Other current liabilities	5.4	2.8
Other current liabilities (5)	$46.7	$22.1
(1) Refer to “Note 18. Commitments and Contingencies.”
(2) Refer to “Note 14. Restructuring and Related Charges.”
(3) In addition to the $0.8 million of capital lease obligations recorded within other current liabilities, we also recorded $2.3 million within accounts payable and $0.1 million within other non-current liabilities in the condensed consolidated balance sheet as of March 30, 2019. Refer to “Note 18. Commitments and Contingencies.”
(4) Refer to “Note 16. Income Taxes.”
(5) Other current liabilities balance at March 30, 2019 does not include liabilities classified as held-for-sale. Refer to “Note 5. Business Combination”.
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	March 30, 2019	June 30, 2018
Asset retirement obligation	$5.4	$2.7
Pension and related accrual (1)	6.4	3.5
Deferred rent	2.4	2.6
Unrecognized tax benefit	6.7	6.1
Capital lease obligation	0.1	0.4
Others	0.4	3.4
Other non-current liabilities (2)	$21.4	$18.7
(1) In connection with our acquisition of Oclaro, we assumed a defined benefit plan, which covers certain Japan employees. As of March 30, 2019, we recorded $2.9 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations.
(2) Other non-current liabilities balance at March 30, 2019 does not include non-current liabilities classified as held-for-sale. Refer to “Note 5. Business Combination”.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 30, 2019:
Cash (1)	$298.5	$—	$—	$298.5
Cash equivalents:
Commercial paper	26.0	—	—	26.0
Money market funds	10.3	—	—	10.3
U.S. Treasury securities	23.5	—	—	23.5
Total cash and cash equivalents	$358.3	$—	$—	$358.3
Short-term investments:
Commercial paper	$19.3	$—	$—	$19.3
Asset-backed securities	70.6	0.1	—	70.7
Corporate debt securities	212.2	0.4	(0.3)	212.3
Municipal bonds	1.3	—	—	1.3
Mortgage-backed securities	4.7	—	—	4.7
Foreign government bonds	5.5	—	—	5.5
U.S. Treasury securities	26.4	—	—	26.4
Total short-term investments	$340.0	$0.5	$(0.3)	$340.2

June 30, 2018:
Cash	$103.6	$—	$—	$103.6
Cash equivalents:
Certificates of deposit	3.0	—	—	3.0
Commercial paper	112.1	—	—	112.1
Money market funds	0.8	—	—	0.8
U.S. Treasury securities	143.6	—	—	143.6
U.S. Agency securities	34.2	—	—	34.2
Total cash and cash equivalents	$397.3	$—	$—	$397.3
Short-term investments:
Certificates of deposit	$7.5	$—	$—	$7.5
Commercial paper	10.5	—	—	10.5
Asset-backed securities	68.0	—	(0.2)	67.8
Corporate debt securities	220.6	0.1	(1.5)	219.2
Municipal bonds	1.6	—	—	1.6
Mortgage-backed securities	4.2	—	—	4.2
Foreign government bonds	3.4	—	—	3.4
Total short-term investments	$315.8	$0.1	$(1.7)	$314.2
(1) For the nine months period ended on March 30, 2019, our Cash balance at end of period includes $1.0 million cash classified as assets held-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended March 30, 2019 and March 31, 2018, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and nine months ended March 30, 2019, our interest and other income (expense), net was $6.1 million expense and $13.2 million expense, respectively, and includes interest income on cash equivalents and short-term investments of $3.9 million and $10.0 million, respectively. During the three and nine months ended March 31, 2018, our interest and other income (expense), net was $2.1 million expense and $8.7 million expense, respectively, and includes interest income on cash equivalents and short-term investments of $2.5 million and $5.7 million, respectively.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 30, 2019:
Commercial paper	$5.9	$—	$—	$—	$5.9	$—
Asset-backed securities	13.1	—	15.9	—	29.0	—
Corporate debt securities	15.4	(0.1)	84.8	(0.2)	100.2	(0.3)
Foreign government bonds	1.7	—	2.1	—	3.8	—
U.S. government bonds	14.8	—	—	—	14.8	—
Total	$50.9	$(0.1)	$102.8	$(0.2)	$153.7	$(0.3)

June 30, 2018:
Certificates of deposit	$5.4	$—	$—	$—	$5.4	$—
Commercial paper	8.5	—	—	—	8.5	—
Asset-backed securities	66.6	(0.2)	0.3	—	66.9	(0.2)
Corporate debt securities	188.6	(1.5)	2.0	—	190.6	(1.5)
Municipal bonds	0.6	—	—	—	0.6	—
U.S. Agency securities	4.0	—	—	—	4.0	—
Foreign government bonds	3.4	—	—	—	3.4	—
Total	$277.1	$(1.7)	$2.3	$—	$279.4	$(1.7)
The following table classifies our short-term investments by contractual maturities (in millions):

	March 30, 2019		June 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$186.1	$186.0	$150.1	$149.6
Due in 1 year through 5 years	145.8	146.1	157.2	156.1
Due in 5 years through 10 years	7.1	7.1	6.1	6.1
Due after 10 years	1.0	1.0	2.4	2.4
	$340.0	$340.2	$315.8	$314.2
All available-for-sale securities have been classified as current, based on management’s intent and ability to use the funds in current operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Fair Value Measurements
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
Prior to the conversion of the Series A Preferred Stock in the second quarter of fiscal 2019, we estimated the fair value of the embedded derivative for the Series A Preferred Stock using the binomial lattice model to be $43.6 million. The binomial lattice model requires various assumptions to be made to determine the fair value of the embedded derivatives. These assumptions represent Level 3 inputs. Refer to “Note 12. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability.” Upon the conversion of the Series A Preferred Stock and the settlement of the Series A Preferred Stock and the embedded derivative, we recorded $79.4 million in additional paid in capital in the condensed consolidated balance sheet as of December 29, 2018.
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities for a total purchase consideration of $8.7 million. We estimated the fair value of our Level 3 contingent consideration related to this acquisition at the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. We estimated the likelihood of meeting the production targets at 90 percent and recorded the fair value of such contingent consideration in other current liabilities on the condensed consolidated balance sheet as of March 30, 2019. This contingent consideration will result in a cash payment of $3.0 million (based on the exchange rate as of the acquisition date), if and when the production targets are achieved, which we expect to occur within the following 12 months. There was no change in the fair value of our contingent consideration during the three and nine months ended March 30, 2019 and March 31, 2018.
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 30, 2019: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$26.0	$—	$26.0
Money market funds	10.3	—	—	10.3
U.S. Treasury securities	23.5	—	—	23.5
Short-term investments:
Commercial paper	—	19.3	—	19.3
Asset-backed securities	—	70.7	—	70.7
Corporate debt securities	—	212.3	—	212.3
Municipal bonds	—	1.3	—	1.3
Mortgage-backed securities	—	4.7	—	4.7
Foreign government bonds	—	5.5	—	5.5
U.S. Treasury securities	26.4	—	—	26.4
Total assets	$60.2	$339.8	$—	$400.0
Other current liabilities:
Acquisition contingencies	$—	$—	$2.7	$2.7
Total other accrued liabilities	$—	$—	$2.7	$2.7
(1) Excludes $298.5 million in cash held in our bank accounts at March 30, 2019.
Based on quoted market prices as of March 30, 2019, the fair value of the Convertible Notes (Note 13) was approximately $529.8 million, determined using Level 2 inputs as they are not actively traded in markets.

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
We also valued certain long-lived assets at fair value on a non-recurring basis as of March 30, 2019 as part of our long-lived asset impairment testing and recorded an impairment charge of $30.7 million during the three and nine months ended March 30, 2019. Fair value was determined by utilizing a market approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. Refer to “Note 5. Business Combination” and “Note 15. Impairment Charges.”
Note 12. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability
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
On October 15, 2018, we issued a 30-day notice of intent to the holders of Series A Preferred Stock to convert all shares of Series A Preferred Stock at a conversion price equal to the Issuance Value divided by $24.63 plus the accrued and unpaid dividends

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

on each share and any past due dividends, whether or not authorized or declared. On November 2, 2018, we received notice from Amada of their intent to convert the Series A Preferred Stock and we issued 1.5 million shares of our common stock to Amada upon the conversion of the 35,805 shares of Series A Preferred Stock and recorded $79.4 million in additional paid in capital in the condensed consolidated balance sheet as of March 30, 2019.
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
Up through the date of conversion, holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, were entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends were payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. The accrued dividends as of November 2, 2018, the effective date of the conversion of all outstanding Series A Preferred Stock, and June 30, 2018 were $0.3 million and $0.4 million, respectively. During the three and nine months ended March 30, 2019, we paid zero and $0.7 million, respectively, in dividends to the holders of Series A Preferred Stock. During the three and nine months ended March 31, 2018, we paid $0.5 million and $0.7 million, respectively, in dividends to the holders of Series A Preferred Stock.
Prior to the conversion of the Series A Preferred Stock on November 2, 2018, we marked to market the embedded derivative, resulting in a gain of $10.9 million. The gain (loss) on derivative liability for the Series A Preferred Stock up through the conversion date of November 2, 2018, amounted to a $10.9 million gain with zero and $8.8 million gain recorded for the three and nine months ended March 30, 2019, respectively. In connection with the conversion of the Series A Preferred Stock we also recorded $79.4 million in additional paid in capital within the condensed consolidated balance sheet as of March 30, 2019.
Unrealized gain (loss) on derivative liability for the Series A Preferred Stock amounted to a $(20.7) million loss and a $(8.6) million loss for the three and nine months ended March 31, 2018, respectively.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock for the three and nine months ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Balance as of beginning of period	$—	$(39.5)	$52.4	$(51.6)
Unrealized (gain) loss on the Series A Preferred Stock derivative liability up through the conversion date	—	(20.7)	(8.8)	(8.6)
Settlement of the derivative liability upon conversion of Series A Preferred Stock	—	—	(43.6)	—
Balance as of end of period	$—	$(60.2)	$—	$(60.2)

Note 13. Convertible Notes

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. We incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. We amortize the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes is 5.4% per year. As of March 30, 2019, the remaining debt discount amortization period was 59 months.
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
The 2024 Notes consisted of the following components as of the periods presented (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Liability component:	March 30, 2019	June 30, 2018
Principal	$450.0	$450.0
Unamortized debt discount	(102.6)	(115.8)
Net carrying amount of the liability component	$347.4	$334.2
The following table sets forth interest expense information related to the 2024 Notes for the periods presented (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Contractual interest expense	$0.3	$0.3	$0.9	$0.9
Amortization of the debt discount	4.5	4.2	13.2	12.4
Total interest expense	$4.8	$4.5	$14.1	$13.3
Effective interest rate on the liability component	5.4%	5.4%	5.4%	5.4%
We have the ability and intent to settle the $450 million face value of the debt in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the debt. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62.

Note 14. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro on December 10, 2018.
The following table summarizes the activity of restructuring and related charges during the three and nine months ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Balance as of beginning of period	$3.5	$0.4	$1.9	$3.8
Charges	21.1	0.1	30.2	3.8
Payments	(6.6)	(0.5)	(14.1)	(7.6)
Balance as of end of period	$18.0	$—	$18.0	$—
In our effort to continually maximize long-term shareholder value, following our acquisition of Oclaro, on March 5, 2019, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators.  A plan to wind down operations over the next few quarters was announced to employees in San Donato, Italy. The development and manufacturing will also be discontinued in our San Jose, California manufacturing locations over an extended period of time  in order to facilitate  our customers transition to new products.
We also announced our plan to discontinue the development of future Datacom transceiver products which impacted our Milpitas and Shenzhen Datacom module teams. While we expect strong growth in Datacom volumes in the future, the market at the transceiver level is gross margin challenged due to extreme competition.  Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the restructuring plan, the Company calculated the fair value of the facilities-related charges of $1.6 million based on estimated future discounted cash flows which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate.
During the three and nine months ended March 30, 2019, we recorded $21.1 million and $30.2 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to severance and employee related benefits associated with the wind down of operations for Lithium Niobate modulators and Datacom modules resulting in $18.0 million of severance charges and $1.6 million of lease restructuring charges. During the three and nine months ended March 30, 2019, we also recorded restructuring charges primarily associated with acquisition related synergies. In addition, the nine month period charges included severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment.
During the three and nine months ended March 31, 2018, we recorded $0.1 million and $3.8 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to costs to vacate facilities, temporary labor and employee-related benefits, as well as costs for materials used in set up and production activities. We incurred no additional costs related to severance during the three and nine months ended March 31, 2018.
Any changes in the estimates of executing our restructuring activities will be reflected in our future results of operations.
Note 15. Impairment Charges
The following table summarizes the activity of impairment charges during the three and nine months ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Impairment charges	$30.7	$—	$30.7	$—
As previously discussed in “Note 14. Restructuring and Related Charges”, we have announced plans to discontinue the development of future Datacom transceiver products. As a result of these actions we recorded an impairment charge of $30.7 million to our Long-lived assets that were not deemed to be useful and were retired from active use and classified as held-for-sale. These assets were valued at fair value less cost to sell. We classified the assets within Level 3 of the fair value hierarchy and applied fair value accounting on a non-recurring basis.
We also recorded Inventory write down charges of $20.8 million as cost of goods sold in our condensed consolidated statements of operations.
These actions do not qualify as discontinued operations for disclosure purposes as they do not represent a strategic shift having a major effect on an entity’s operations and financial results.
Refer to “Note 5. Business Combination”, “Note 9. Balance Sheet and Other Details”, “Note 11. Fair Value Measurements” and “Note 14. Restructuring and Related Charges” for details.
Note 16. Income Taxes
The comparability of our operating results in the first three quarters of fiscal 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law including reducing the U.S. federal statutory tax rate from 35% to 21% and imposing new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of fiscal 2018 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). During the period ended December 29, 2018, we completed our accounting for the Tax Act with no material adjustment to our provisional estimates recorded.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

annual effective tax rate changes, we make a cumulative adjustment in such period. Our quarterly tax provision and estimate of our annual effective tax rate are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments
We recorded a tax benefit of $8.2 million and $1.6 million for the three and nine months ended March 30, 2019, respectively. Our estimated effective tax rate for the fiscal 2019 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credit, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”), and subpart F inclusion.
We recorded an immaterial tax benefit and a tax benefit of $112.9 million for the three and nine months ended March 31, 2018, respectively.
As of March 30, 2019, we had $6.7 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Although it is possible that certain tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within next 12 months. Subject to audit timing and uncertainty, we expect our unrecognized tax benefit amount that could affect the effective tax rate to remain materially unchanged over the next 12 months. During the three months ended March 30, 2019, we settled the Canadian income tax examination for fiscal years 2000 and 2001, which resulted in a $1.5 million decrease in unrecognized tax benefit compared to prior quarter. As a result of the expiration of the statute of limitations for our affiliates in Germany (fiscal years 2012 and 2013) and Luxembourg (fiscal year 2013), $0.9 million of unrecognized tax benefit was reversed during the three months ended March 30, 2019.
We have a research and development cost sharing arrangement with one of our foreign affiliates. On July 24, 2018, the Ninth Circuit Court of Appeals (the “Court”) issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost sharing arrangement to share expenses related to stock-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Court withdrew the opinion issued on July 24, 2018 to allow time for a reconstituted panel of judges to confer. We will continue to monitor the case and potential impact to our consolidated financial statements.
Note 17. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of March 30, 2019, we had 2.8 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”).
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
As of March 30, 2019, 3.7 million shares of common stock under the 2015 Plan were available for grant.
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
In November 2018, our board of directors approved the grant of 0.2 million PSUs to senior members of our management team. We determined that the achievement of the performance conditions was probable as of March 30, 2019, and as such, began recording stock-based compensation associated with these PSUs.
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.2 million shares remained available for issuance as of March 30, 2019.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three and nine months ended March 30, 2019 and March 31, 2018 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of sales	$3.2	$2.4	$11.7	$9.5
Research and development	4.5	3.6	10.7	10.5
Selling, general and administrative	8.3	5.0	34.1	15.1
	$16.0	$11.0	$56.5	$35.1
Approximately $4.0 million and $2.6 million of stock-based compensation was capitalized to inventory as of March 30, 2019 and June 30, 2018, respectively.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Option and Stock Award Activity
We did not grant any stock options during the three and nine months ended March 30, 2019 and March 31, 2018, other than those assumed in connection with the Oclaro merger. As of March 30, 2019, there were less than 0.1 million stock options outstanding under the 2015 Plan, all of which were replacement awards issued in connection with the Oclaro acquisition.
The following table summarizes our awards activity for the nine months ended March 30, 2019 (in millions, except per share amounts):

	Stock Options		Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares (1)	Weighted-Average Grant Date Fair Value per Share
Balance at beginning of period	—	$—	1.7	$43.1	0.1	$32.5	0.1	$52.0
Assumed in Oclaro merger	*	34.3	1.0	41.8	—	—	—	—
Granted	—	—	1.0	60.6	—	—	0.2	55.9
Vested/Exercised	*	20.5	(0.9)	40.6	(0.1)	32.5	(0.1)	48.3
Canceled	—	—	(0.3)	51.4	*	32.8	*	53.8
Balance at end of period	*	$36.1	2.5	$50.9	*	$32.5	0.2	$55.8
* Less than 0.05 million
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
As of March 30, 2019, $117.5 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of beginning of period	5.6
Replacement awards in connection with Oclaro acquisition	(1.0)
Granted	(1.2)
Canceled	0.3
Balance as of end of period	3.7
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and nine months ended March 30, 2019 was $1.1 million and $2.9 million, respectively. The 2015 Purchase Plan expense for the three and nine months ended March 31, 2018 was $0.8 million and $2.4 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three and nine months ended March 30, 2019 there were zero and 0.1 million shares issued to employees through the 2015 Purchase Plan. During the nine months ended March 31, 2018, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. During the three and nine months ended March 30, 2019 and March 31, 2018, the assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued were as follows:

	March 30, 2019	March 31, 2018
Expected term (years)	0.5	0.5
Expected volatility	71.3%	49.9%
Risk-free interest rate	2.52%	1.42%
Dividend yield	—%	—%
Note 18. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2033. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. As a result of our acquisition of Oclaro on December 10, 2018, we assumed operating leases with future minimum annual lease payments of $83.2 million as of March 30, 2019.
As of March 30, 2019, the total future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

Fiscal Years
Remainder of 2019	$5.2
2020	18.0
2021	15.2
2022	14.1
2023	12.8
Thereafter	39.9
Total minimum operating lease payments	$105.2
During the three and nine months ended March 30, 2019, rental expense relating to building and equipment was $5.2 million and $11.2 million, respectively. During the three and nine months ended March 31, 2018, rental expense relating to building and equipment was $2.8 million and $9.2 million, respectively.
Capital Leases
As of March 30, 2019, equipment acquired under capital lease agreements, including those assumed as part of the Oclaro acquisition, was $16.4 million. Our capital lease assets are included in property, plant and equipment, net in our condensed consolidated balance sheets as of March 30, 2019. Amortization expense on these capital lease assets are recorded as depreciation expense and is included in cost of sales in our condensed consolidated statements of operations for the three and nine months ended March 30, 2019 and March 31, 2018. Our capital lease obligations are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and is included in other current liabilities and other non-current liabilities in our condensed consolidated balance sheets as of March 30, 2019. Refer to “Note 9. Balance Sheet Details” for capital lease obligation amounts in other current liabilities and other non-current liabilities. Interest on these obligations is included in interest expense in our condensed consolidated statements of operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 30, 2019 the future minimum annual lease payments under our capital leases were as follows (in millions):

Fiscal Years
Remainder of 2019	$2.7
2020	0.5
2021	0.1
Total minimum capital lease payments	$3.3
Less: amount representing interest	$(0.1)
Present value of capital lease obligation	$3.2
Acquisition Contingencies
In February 2017, we incurred liabilities in the amount of $3.6 million related to an acquisition of a privately held company. The amount of up to $3.0 million is expected to be paid within the following 12 months contingent upon meeting certain production targets, and is included in other current liabilities on our consolidated balance sheet as of March 30, 2019.
We also retained $1.0 million of the purchase price as security for any potential liabilities of the seller under the representations, warranties and indemnifications included in the purchase agreement. The $1.0 million was fully paid to the seller during the nine months ended March 30, 2019.
Term Loan
The estimated future interest and principal payments related to the term loan are as follows as of March 30, 2019:

Fiscal Years
Remainder of 2019	$7.4
2020	29.2
2021	29.0
2022	28.7
2023	28.5
Thereafter	533.9
Total term loan payments	$656.7
0.25% Convertible Notes due 2024
The future interest and principal payments related to the 2024 Notes are as follows as of March 30, 2019:

Fiscal Years
Remainder of 2019	$—
2020	1.1
2021	1.1
2022	1.1
2023	1.1
Thereafter	451.2
Total 2024 Notes payments	$455.6
Purchase Obligations
Purchase obligations of $208.0 million as of March 30, 2019, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.

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
The following table presents the changes in our warranty reserve during the three and nine months ended March 30, 2019 and March 31, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Balance as of beginning of period	$9.7	$9.9	$6.6	$9.7
Warranties assumed in Oclaro acquisition	—	—	3.8	—
Provision for warranty	1.5	2.0	3.4	4.9
Utilization of reserve	(1.4)	(4.9)	(4.0)	(7.6)
Balance as of end of period	$9.8	$7.0	$9.8	$7.0
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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of March 30, 2019, we did not have any material claims or proceedings that were probable or reasonably possible.
Merger Litigation

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of March 30, 2019, we did not have any material indemnification claims that were probable or reasonably possible.
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
In connection with our acquisition of Oclaro, we recorded $1.1 million in Malaysia Goods and Services Tax (“GST”) refund claims within prepaid expenses and other current assets in our condensed consolidated balance sheet at March 30, 2019. The refund claim represents an initial claim of $2.5 million of GST, net of reserves, that were previously denied by the Malaysian tax authorities in 2016. We are currently appealing the denial of these claims, and believe that additional options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net revenue:
OpComms	$377.9	$246.3	$1,013.4	$814.3
Lasers	55.0	52.5	147.3	132.3
Net revenue	$432.9	$298.8	$1,160.7	$946.6
Gross profit:
OpComms	143.5	83.1	397.5	317.1
Lasers	25.3	25.4	63.6	55.9
Total segment gross profit	168.8	108.5	461.1	373.0
Unallocated corporate items:
Stock-based compensation	(3.2)	(2.4)	(11.7)	(9.5)
Amortization of intangibles	(28.1)	(0.8)	(33.3)	(2.4)
Amortization of inventory step up	(14.5)	—	(15.8)	—
Inventory write down due to product line exit	(19.4)	—	(19.4)	(7.0)
Integration related costs	(2.8)	—	(2.8)	—
Other charges (1)	(12.5)	(8.3)	(39.0)	(17.5)
Gross profit	$88.3	$97.0	$339.1	$336.6
(1) “Other charges” of unallocated corporate items for the three and nine months ended March 30, 2019 primarily include costs of transferring product lines to Thailand of $12.0 million and $38.7 million, respectively. During each of the three and nine months ended March 31, 2018, “other charges” of unallocated corporate items primarily consisted of set-up costs of our facility in Thailand of $9.1 million and $15.9 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 30, 2019		March 31, 2018		March 30, 2019		March 31, 2018
OpComms:	$377.9	87.3%	$246.3	82.4%	$1,013.4	87.3%	$814.3	86.0%
Telecom	243.4	56.3%	122.6	41.0%	558.8	48.1%	343.2	36.3%
Datacom	57.3	13.2%	36.3	12.1%	124.9	10.8%	115.9	12.2%
Consumer and Industrial	77.2	17.8%	87.4	29.3%	329.7	28.4%	355.2	37.5%
Lasers	$55.0	12.7%	$52.5	17.6%	$147.3	12.7%	$132.3	14.0%
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

	Three Months Ended				Nine Months Ended
	March 30, 2019		March 31, 2018		March 30, 2019		March 31, 2018
Net revenue:
Americas:
United States	$29.7	6.9%	$26.8	9.0%	$72.3	6.2%	$86.3	9.1%
Mexico	53.5	12.4%	41.7	14.0%	164.8	14.2%	97.1	10.3%
Other Americas	0.9	0.2%	1.5	0.5%	2.7	0.2%	5.7	0.6%
Total Americas	$84.1	19.4%	$70.0	23.5%	$239.8	20.6%	$189.1	20.0%

Asia-Pacific:
Hong Kong	$124.1	28.6%	$38.7	13.0%	$289.6	25.0%	$133.3	14.1%
Japan	50.0	11.6%	34.1	11.4%	129.2	11.1%	157.6	16.6%
South Korea	23.6	5.5%	28.8	9.6%	154.9	13.3%	126.3	13.3%
Other Asia-Pacific	98.4	22.7%	103.9	34.8%	234.4	20.2%	266.1	28.1%
Total Asia-Pacific	$296.1	68.5%	$205.5	68.8%	$808.1	69.6%	$683.3	72.1%

EMEA	$52.7	12.2%	$23.3	7.8%	$112.8	9.7%	$74.2	7.8%

Total net revenue	$432.9		$298.8		$1,160.7		$946.6

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our net revenue from Mexico increased due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico, while net revenue from Hong Kong grew due to a change in shipment destination of a large portion of our 3D sensing products for mobile devices.
During the three and nine months ended March 30, 2019 and March 31, 2018, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Customer A	18.4%	11.9%	15.3%	11.1%
Customer B	13.4%	24.9%	22.7%	33.3%
Customer C	12.0%	12.9%	13.9%	9.3%
Our accounts receivable was concentrated with one customer at March 30, 2019, who represented 17% of gross accounts receivable, respectively, compared with two customers at June 30, 2018, who represented 11% and 10% of gross accounts receivable, respectively.
Long-lived assets, namely net property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	March 30, 2019	June 30, 2018
Property, Plant and Equipment, net
United States	$101.6	$97.6
China	37.9	70.0
Japan	32.7	0.5
Thailand	148.8	107.4
Other countries	69.6	31.4
Total long-lived assets	$390.6	$306.9
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and China. During the three and nine months ended March 30, 2019 and March 31, 2018, net inventory purchased from a single contract manufacturer which represented 10% or greater of total net purchases is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Vendor A	60.0%	48.0%	54.0%	42.0%
Vendor B	14.0%	19.0%	19.0%	19.0%
Vendor C	11.0%	18.0%	12.0%	23.0%

Note 20. Subsequent Event
On May 6, 2019,  the Company entered into an agreement for the purchase of property located in San Jose, California. The total purchase price for the property is $54.0 million.  The Purchase Agreement contains customary representations, warranties and covenants of the parties and the closing of the purchase is expected to occur during the Company’s fourth fiscal quarter of 2019 and is subject to conditions typical for a transaction of this type.
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
On December 10, 2018, we completed the acquisition of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock was automatically converted into the right to receive (i) $5.60 in cash and (ii) 0.0636 of a share of Lumentum common stock. The total transaction consideration was $1.4 billion, which was funded through the issuance of Lumentum common stock, new debt (refer to “Note 6. Goodwill and Other Intangible Assets”), and cash balances of the combined company. Refer to “Note 5. Business Combination” in the notes to condensed consolidated financial statements for further discussion of the merger.
During the second quarter ended March 30, 2019, we recorded $20.9 million in restructuring and related charges in our condensed consolidated statements of operations, attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment, including following a change in control of Oclaro. The payments and benefits payable under these arrangements in the event of a change in control of Oclaro are subject to a “double trigger,” meaning that both a change in control of Oclaro and a subsequent involuntary termination of employment are required. In other words, the change in control of Oclaro does not by itself trigger any payments or benefits. Instead, payments and benefits are paid only if the employment of the employee is subsequently terminated without “cause” (or the employee resigns for “good reason”)  during a specified period following the change in control. We incurred total expense of $20.9 million, of which $5.7 million relates to cash severance as part of our Restructuring expense, refer to “Note 14. Restructuring and Related Charges” and $15.2 million relates to acceleration of equity awards, refer to “Note 17. Stock-Based Compensation and Stock Plans.”
During the third quarter of fiscal 2019, we announced two business decisions.  First, we are rationalizing overlapping product lines and related teams from the acquisition which we expect to have minimal impact to revenue but should result in gross margin improvement over time.  Second, we are discontinuing various legacy Telecom product lines of the combined company whose growth and profitability outlook are inconsistent with our goals.  This product rationalization process will take approximately 9-12 months to minimize the impact to our customers. On the product lines we are exiting, we don’t expect much revenue decline over the next several quarters as we satisfy customer last time buy needs.  With the exit from the business of selling Datacom transceivers, we recorded an impairment charge of $30.7 million to our Long-lived assets that were not deemed to be useful and were retired from active use and classified as held-for-sale. These assets were valued at fair value less cost to sell. We also recorded Inventory write down charges of $20.8 million as cost of goods sold in our condensed consolidated statements of operations. These actions do not qualify as discontinued operations for disclosure purposes as they do not represent a strategic shift having a major effect on an entity’s operations and financial results,   refer to “Note 15. Impairment Charges.”

In March we also announced the sale of many of our Datacom product lines to CIG.  This transaction closed on April 18, 2019, refer to “Note 5. Business Combinations”.  Since the announcement of the transaction, we have seen increased interest from new customers for our Datacom chips as we will no longer be their competitors at the transceiver level.  We expect Datacom transceiver sales to ramp down to zero over the next few months, though we are trying to move as quickly as possible on this ramp down.  We are investing in new Datacom chip development and expect sales of these chips to customers serving the Datacom and 5G markets will grow over time.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Warranty
• Derivative Liability
• Business Combinations
• Goodwill
Except for (i) the accounting policies for revenue recognition and the related accounts updated as a result of adopting ASU 2014-09 (Topic 606) and (ii) the change in our functional currency, from certain foreign currencies to the reporting currency, there have been no significant changes to our significant accounting policies as of and for the nine months ended March 30, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 30, 2018. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the details of ASU 2014-09 (Topic 606) adoption and our transition to the U.S. dollar as our functional currency. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2018 provides a more complete discussion of our critical accounting policies and estimates.

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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Segment net revenue:
OpComms	87.3%	82.4%	87.3%	86.0%
Lasers	12.7	17.6	12.7	14.0
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	73.1	67.3	67.9	64.2
Amortization of acquired developed technologies	6.5	0.3	2.9	0.3
Gross profit	20.4	32.4	29.2	35.5
Operating expenses:
Research and development	13.3	12.8	11.6	12.5
Selling, general and administrative	12.8	11.1	13.0	10.1
Restructuring and related charges	4.9	—	2.6	0.4
Impairment charge	7.0	—	2.7	—
Total operating expenses	38.0	23.9	29.9	23.0
Income/(loss) from operations	(17.6)	8.5	(0.7)	12.5
Unrealized gain (loss) on derivative liability	—	(6.9)	0.8	(0.9)
Interest and other income (expense), net	(1.4)	(0.7)	(1.1)	(0.9)
Income/(loss) before income taxes	(19.0)	0.9	(1.0)	10.7
Provision for (benefit from) income taxes	(1.9)	—	(0.1)	(11.9)
Net income/(loss)	(17.1)%	0.9%	(0.9)%	22.6%

Financial Data for the three and nine months ended March 30, 2019 and March 31, 2018
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2019	March 31, 2018	Change	Percentage Change	March 30, 2019	March 31, 2018	Change	Percentage Change
Segment net revenue:
OpComms	$377.9	$246.3	$131.6	53.4%	$1,013.4	$814.3	$199.1	24.5%
Lasers	55.0	52.5	2.5	4.8	147.3	132.3	15.0	11.3
Net revenue	$432.9	$298.8	$134.1	44.9%	$1,160.7	$946.6	$214.1	22.6%

Gross profit	$88.3	$97.0	$(8.7)	(9.0)%	$339.1	$336.6	$2.5	0.7%
Gross margin	20.4%	32.5%			29.2%	35.6%

Research and development	$57.7	$38.2	$19.5	51.0%	$135.1	$118.3	$16.8	14.2%
Percentage of net revenue	13.3%	12.8%			11.6%	12.5%

Selling, general and administrative	$55.2	$33.2	$22.0	66.3%	$150.9	$95.5	$55.4	58.0%
Percentage of net revenue	12.8%	11.1%			13.0%	10.1%

Restructuring and related charges	$21.1	$0.1	$21.0	n/a	$30.2	$3.8	$26.4	n/a
Percentage of net revenue	4.9%	—%			2.6%	0.4%

Impairment charge	$30.7	—	30.7	100.0%	30.7	—	30.7	100.0%
Percentage of net revenue	7.0%	N/A			2.6%	N/A
Net Revenue
Net revenue increased by $134.1 million, or 44.9%, during the three months ended March 30, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to the recent acquisition of Oclaro and organic growth in our Telecom business.
OpComms net revenue increased by $131.6 million, or 53.4%, during the three months ended March 30, 2019 compared to the three months ended March 31, 2018, primarily driven by increased sales of Telecom products of $120.8 million, $75.9 million due to the recent acquisition of Oclaro and $45.0 million due to organic growth primarily driven by ROADM’s.
Lasers net revenue increased by $2.5 million, or 4.8%, during the three months ended March 30, 2019 compared to the three months ended March 31, 2018, primarily due to increased sales of our kilowatt class fiber lasers, offset by lower sales of our solid state lasers products.
Net revenue increased by $214.1 million, or 22.6%, during the nine months ended March 30, 2019 compared to the nine months ended March 31, 2018. This increase was primarily due to the recent acquisition of Oclaro and organic growth in our Telecom business.

OpComms net revenue increased by $199.1 million, or 24.5%, during the nine months ended March 30, 2019 compared to the nine months ended March 31, 2018, primarily driven by increased sales of Telecom Products of $215.6 million, $122.4 million due to organic growth primarily driven by ROADM’s and $93.2 million due to the recent acquisition of Oclaro.
Lasers net revenue increased by $15.0 million, or 11.3%, during the nine months ended March 30, 2019 compared to the nine months ended March 31, 2018, primarily due to increased sales of our kilowatt class fiber lasers, offset by lower sales of our solid state lasers products.
During the three and nine months ended March 30, 2019 and March 31, 2018, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Customer A	18.4%	11.9%	15.3%	11.1%
Customer B	13.4%	24.9%	22.7%	33.3%
Customer C	12.0%	12.9%	13.9%	9.3%

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

	Three Months Ended				Nine Months Ended
	March 30, 2019		March 31, 2018		March 30, 2019		March 31, 2018
Net revenue:
Americas:
United States	$29.7	6.9%	$26.8	9.0%	$72.3	6.2%	$86.3	9.1%
Mexico	53.5	12.4	41.7	14.0	164.8	14.2	97.1	10.3
Other Americas	0.9	0.2	1.5	0.5	2.7	0.2	5.7	0.6
Total Americas	$84.1	19.4%	$70.0	23.5%	$239.8	20.6%	$189.1	20.0%

Asia-Pacific:
Hong Kong	$124.1	28.6%	$38.7	13.0%	$289.6	25.0%	$133.3	14.1%
Japan	50.0	11.6	34.1	11.4	129.2	11.1	157.6	16.6
South Korea	23.6	5.5	28.8	9.6	154.9	13.3	126.3	13.3
Other Asia-Pacific	98.4	22.7	103.9	34.8	234.4	20.2	266.1	28.1
Total Asia-Pacific	$296.1	68.4%	$205.5	68.8%	$808.1	69.6%	$683.3	72.1%

EMEA	$52.7	12.2%	$23.3	7.8%	$112.8	9.7%	$74.2	7.8%

Total net revenue	$432.9		$298.8		$1,160.7		$946.6
During the three months ended March 30, 2019 and March 31, 2018, net revenue from customers outside the United States, based on customer shipping location, represented 93.1% and 91.0% of net revenue, respectively. Our net revenue from Mexico increased due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico,while net revenue from Hong Kong grew due to a change in shipment destination of a large portion of our 3D sensing products for mobile devices.

During the nine months ended March 30, 2019 and March 31, 2018, net revenue from customers outside the United States, based on customer shipping location, represented 93.8% and 90.9% of net revenue, respectively. Our net revenue from Mexico increased due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico, while net revenue from Hong Kong grew due to a change in shipment destination of a large portion of our 3D sensing products for mobile devices.
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
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and nine months ended March 30, 2019 and March 31, 2018 (in millions, except for percentages):

	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
OpComms	$143.5	$83.1	38.0%	33.7%	$397.5	$317.1	39.2%	38.9%
Lasers	25.3	25.4	46.0%	48.4%	63.6	55.9	43.2%	42.3%
Segment total	$168.8	$108.5	39.0%	36.3%	$461.1	$373.0	39.7%	39.4%
Unallocated corporate items (1)	(80.5)	(11.5)			(122.0)	(36.4)
Total	$88.3	$97.0	20.4%	32.5%	$339.1	$336.6	29.2%	35.6%
(1) The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Other charges of unallocated corporate items for the three and nine months ended March 30, 2019 primarily include set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand of $12.0 million and $37.8 million, respectively. During each of the three and nine months ended March 31, 2018, “other charges” of unallocated corporate items primarily consisted of set-up costs of our facility in Thailand of $9.1 million and $15.9 million respectively.
Gross Margin
Gross margin during the three months ended March 30, 2019 decreased to 20.4% from 32.5% during the three months ended March 31, 2018. The decrease was primarily due to amortization costs related to the recent acquisition of Oclaro and inventory write down charges of $20.8 million due to exit of Datacom module product line.
Gross margin during the nine months ended March 30, 2019 decreased to 29.2% from 35.6% during the nine months ended March 31, 2018. The decrease was primarily due to amortization costs related to the recent acquisition of Oclaro as well as increased costs related to startup and inventory write down charges of $20.8 million due to exit of Datacom module product line.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.

Segment Gross Margin
OpComms
OpComms gross margin during the three months ended March 30, 2019 increased to 38.0% from 33.7% during the three months ended March 31, 2018. This increase was primarily due to increased sales of our ROADM products, which have higher gross margins than the averages for this segment as well as increased sales of our transmission products due to the recent acquisition of Oclaro which have higher gross margins than previous transmission products.
OpComms gross margin during the nine months ended March 30, 2019 increased to 39.2% from 38.9% during the nine months ended March 31, 2018. This increase was primarily due to increased sales of our ROADM products, which have higher gross margins than the averages for this segment as well as increased sales of our Transmission products due to the recent acquisition of Oclaro which have higher gross margins than previous transmission products.  This was partially offset by decreased sales of our 3D sensing products which have higher gross margins than the averages for this segment.
Lasers
Lasers gross margin during the three months ended March 30, 2019 decreased to 46.0% from 48.4% during the three months ended March 31, 2018. This decrease was primarily due to decreased sales of our Solid State products which have higher gross margins than the averages for this segment. This was partially offset by increased revenue and manufacturing utilization for our kilowatt class fiber products.
Lasers gross margin during the nine months ended March 30, 2019 increased to 43.2% from 42.3% during the nine months ended March 31, 2018. This increase was primarily due to increased revenue and manufacturing utilization for our kilowatt class fiber lasers products partially offset by decreased sales of our Solid State products.
Research and Development (“R&D”)
R&D expense increased by $19.5 million, or 51.0%, during the three months ended March 30, 2019 compared to the three months ended March 31, 2018. The increase in R&D expense was primarily due to the recent acquisition of Oclaro. Employee-related costs, which includes variable incentive compensation was higher and we invested in key product lines and R&D materials.
R&D expense increased by $16.8 million, or 14.2%, during the nine months ended March 30, 2019 compared to the nine months ended March 31, 2018. The increase in R&D expense was primarily due to the recent acquisition of Oclaro. Employee-related costs, which includes variable incentive compensation was higher and we invested in key product lines.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment in R&D to increase in absolute dollars in future quarters.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $22.0 million, or 66.3%, during the three months ended March 30, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to the recent acquisition of Oclaro, including an incremental stock-based compensation charge of $3.3 million and a $3.6 million increase in amortization of intangibles.
SG&A expense increased by $55.4 million, or 58.0%, during the nine months ended March 30, 2019 compared to the nine months ended March 31, 2018. The increase was primarily attributable to $13.3 million in charges related to the acceleration of equity awards under certain Oclaro executive severance and retention agreements and $9.0 million related to the success fee on the closing of the Oclaro transaction. In addition to the recent acquisition of Oclaro caused an increase in payroll related expense of $6.0 million, which includes an increase in variable incentive compensation of $1.2 million, incremental stock-based compensation charge of $5.6 million and $3.6 million of costs related to the amortization of intangibles.
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
During the three and nine months ended March 30, 2019, we recorded $21.1 million and $30.2 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to severance and employee related benefits associated with the wind down of operations for Lithium Niobate modulators and Datacom modules resulting in an $18.0 million severance charges and $1.6 million of lease restructuring charges. During the three and nine months ended March 30, 2019, we also recorded restructuring charges primarily associated with acquisition related synergies. In addition, the nine month period charges included severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment.
Refer to “Note 14. Restructuring and Related Charges” in the notes to condensed consolidated financial statements.
During the three and nine months ended March 31, 2018, we recorded $0.1 million and $3.8 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to costs to vacate facilities, temporary labor and employee-related benefits, as well as costs for materials used in set up and production activities. We incurred no additional costs related to severance during the three and nine months ended March 31, 2018.
Impairment charges
In March 2019 we announced our plan to discontinue the development of future Datacom transceiver products which impacted the Milpitas and Shenzhen Datacom module teams. While we expect strong growth in Datacom volumes in the future, the market at the transceiver level is gross margin challenged due to extreme competition.  Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.
During each of the three and nine months ended March 30, 2019, we recorded $30.7 million in long lived asset impairment charges in connection with the above plan. Refer to “Note 9. Balance Sheet and Other Details” and “Note 15. Impairment Charges” in the notes to condensed consolidated financial statements.
Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Interest expense	$(11.3)	$(4.6)	$(24.9)	$(13.6)
Foreign exchange gains (losses), net	(1.0)	(0.1)	(1.0)	(0.8)
Interest income	3.9	2.5	10.0	5.7
Other income (expense), net	2.3	0.1	2.7	—
Interest and other income (expense), net	$(6.1)	$(2.1)	$(13.2)	$(8.7)
For the three months ended March 30, 2019, interest and other income (expense), net increased by $4.0 million in expense as compared to the three months ended March 31, 2018, mainly driven by ticking fees and interest expense on our term loan that we entered into during the second quarter of fiscal 2019, partially offset by other income.
For the nine months ended March 30, 2019, interest and other income (expense), net increased by $4.5 million in expense as compared to the nine months ended March 31, 2018, mainly driven by increased interest expense on our term loan that we entered into during the second quarter of fiscal 2019, partially offset by interest income.

Unrealized Gain (Loss) on Derivative Liability
Unrealized gain (loss) on Series A Preferred Stock derivative liability amounted to zero and $8.8 million for the three and nine months ended March 30, 2019, respectively, as compared to $(20.7) million and $(8.6) million for the three and nine months ended March 31, 2018, respectively. The changes are primarily related to the change in the price of our underlying common stock and are reflected in the condensed consolidated statements of operations as “unrealized gain (loss) on derivative liability”. We do not expect any gains or loss in the future due to the conversion of the Series A Preferred Stock to common stock on November 2, 2018. For further discussion of our derivative liability, see “Note 12. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” in the notes to condensed consolidated financial statements.
Provision for (Benefit from) Income Taxes (in millions)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Provision for (benefit from) income taxes	$(8.2)	$—	$(1.6)	$(112.9)
The comparability of our operating results in the first three quarters of fiscal 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law including reducing the U.S. federal statutory tax rate from 35% to 21% and imposing new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of fiscal 2018 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). During the period ended December 29, 2018, we completed our accounting for the Tax Act with no material adjustment to our provisional estimates recorded.
We recorded a tax benefit of $(8.2) million and $(1.6) million for the three months ended March 30, 2019, respectively. Our estimated effective tax rate for the fiscal 2019 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credit, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”) and subpart F inclusion.
We recorded an immaterial tax benefit and a tax benefit of  $112.9 million for the three and nine months ended March 31, 2018, respectively.
We operate under a tax holiday in Thailand, which could be effective through fiscal year 2025, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The tax holiday had an insignificant impact on our foreign taxes and on net income per share (diluted) for the fiscal year ended June 30, 2018 and for the three and nine months ended March 30, 2019. Refer to “Note 16. Income Taxes”.

Contractual Obligations
The following table summarizes our contractual obligations as of March 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Acquisition contingencies (1)	$3.0	$3.0	$—	$—	$—
Asset retirement obligations	5.4	—	1.0	0.6	3.8
Capital lease obligations (2)	3.3	3.2	0.1	—	—
Operating lease obligations (2)	105.2	18.7	30.4	41.4	14.7
Pension plan contributions (3)	2.4	2.4	—	—	—
Purchase obligations (4)	208.0	206.0	1.9	0.1	—
Term loan - principal (5)	498.7	5.0	10.0	10.0	473.7
Term loan - interest (5)	158.0	24.3	47.8	46.9	39.0
Convertible notes - principal (6)	450.0	—	—	—	450.0
Convertible notes - interest (7)	5.6	1.2	2.2	2.2	—
Total	$1,439.6	$263.8	$93.4	$101.2	$981.2
(1) Refer to “Note 11. Fair Value Measurements” in the notes to condensed consolidated financial statements.
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
(5) We incurred indebtedness in an aggregate principal amount of $500.0 million pursuant to a senior secured Term Loan Facility that we entered into in connection with the closing of the Oclaro acquisition on December 10, 2018. The amounts of interest included in the table above is based on current interest rates.
(6) Refer to “Note 13. Convertible Notes” in the notes to condensed consolidated financial statements.
(7) Includes interest on our 0.25% Convertible Notes due in 2024 through March 2024 as we have the right to redeem the 2024 Notes in whole or in part at any time on or after March 15, 2024. Refer to “Note 13. Convertible Notes” in the notes to condensed consolidated financial statements.
As of March 30, 2019, our other non-current liabilities also include $6.7 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.

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

Financial Condition
Liquidity and Capital Resources
As of March 30, 2019 and June 30, 2018, our cash and cash equivalents of $357.3 million and $397.3 million, respectively, were largely held in the United States. The total amount of cash outside the United States as of March 30, 2019 was $102.8 million, which was primarily held by entities incorporated in Japan, the United Kingdom, Thailand, the British Virgin Islands, Hongkong and Switzerland. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, such as our new Thailand facility, strategic transactions and partnerships, and acquisitions, such as our acquisition of Oclaro. Our intent is to indefinitely reinvest funds held outside the United States, except for the funds held in the Cayman Islands and Hong Kong, and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is insignificant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of March 30, 2019, our consolidated balance of cash and cash equivalents, including cash classified within assets held -for-sale, decreased by $39.0 million, to $358.3 million from $397.3 million as of June 30, 2018. The decrease in cash and cash equivalents was mainly due to cash used in investing activities of $725.3 million, principally related to cash used to acquire Oclaro; partially offset by cash provided by financing activities of $484.1 million, primarily related to $490.8 million in proceeds from a term loan, net of debt issuance costs, used to fund the Oclaro acquisition, and cash provided by operating activities of $202.4 million during the nine months ended March 30, 2019.
Operating Cash Flow
Cash provided by operating activities was $202.4 million during the nine months ended March 30, 2019. Our net loss was $10.6 million for the nine months ended March 30, 2019. Cash provided by operating activities was generated primarily from $210.0 million of non-cash items (such as depreciation, stock-based compensation, unrealized (gain)/loss on derivative liability, amortization of intangibles, amortization of discount on the 2024 Notes, amortization of the debt issuance costs on the term loan, amortization of fair value adjustment in connection with the acquisition of Oclaro, net amortization of discounts and premium on investments, and impairment charges and others), and $3.0 million of changes in our operating assets and liabilities.
Cash provided by operating activities was $209.9 million during the nine months ended March 31, 2018, primarily resulting from $214.6 million of net income, offset by $11.4 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of discount on the 2024 Notes, net of the release of the valuation allowance and unrealized loss on derivative liability), and $6.7 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accrued expenses and other current and non-current liabilities of $12.9 million offset by a decrease in accounts payable of $15.9 million.
Investing Cash Flow
Cash used in investing activities of $725.3 million during the nine months ended March 30, 2019, was primarily attributable to $619.8 million in cash payments to acquire all outstanding shares of common stock of Oclaro, net of cash received through the acquisition of Oclaro. In addition we had capital expenditures of $80.5 million, payment for asset acquisition of $1.3 million, and purchase of short-term investments, net of sales of $23.7 million
Cash used in investing activities of $308.7 million during the nine months ended March 31, 2018, was primarily attributable to capital expenditures of $72.9 million and purchases of short-term investments, net of sales and maturities of $235.8 million.

Financing Cash Flow
Cash provided by financing activities of $484.1 million during the nine months ended March 30, 2019, primarily resulted from $490.8 million of proceeds from a term loan, net of debt issuance costs, used to partially finance the Oclaro acquisition, $4.7 million from the issuance of common stock under the employee stock plan; partially offset by the repayment of capital lease obligations of $6.1 million, tax payments related to restricted stock of $2.4 million, a payment of an acquisition related holdback of $1.0 million, and dividend payments on our Series A Preferred Stock of $0.7 million.
During the nine months ended March 31, 2018, cash provided by financing activities of $1.9 million, resulted primarily from the issuance of common stock under the employee stock plan.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of March 30, 2019, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and nine months ended March 30, 2019, we recorded an unrealized loss of $1.0 million, respectively, and for the three and nine months ended March 31, 2018, we recorded unrealized losses of $0.1 million and $0.8 million, respectively, in the interest and other income (expense), net in the condensed consolidated statements of operations.
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
In March 2017, we issued the 2024 Notes in a private placement with an aggregate principal amount of $450 million. We carry the 2024 Notes at f ace value less amortized discount on the condensed consolidated balance sheet. The 2024 Notes bear interest at a rate of 0.25% per year. Since the 2024 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the potential value of the shares to be distributed to the holders of 2024 Notes changes when the market price of our stock fluctuates. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.
Interest Rate Fluctuation Risk
As of March 30, 2019, we had cash, cash equivalents, and short-term investments of $697.5 million. Cash equivalents and short-term investments are primarily comprised of highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of March 30, 2019, the weighted-average life of our investment portfolio was approximately seven months. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 30, 2019, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.1 million, and a hypothetical increase or decrease of 0.5% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.1 million.
A hypothetical increase or decrease of 0.5% (50 basis points) in interest rates would have resulted in an approximate $0.6 million increase or a decrease in our interest expense on the Term Loan Facility.

Bank Liquidity Risk
As of December 29, 2018, we had approximately $298.5 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future and we expect that our growth prospects will continue to be concentrated in a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. There are also continuing trade tensions with the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI, Acacia Communications, AMS, Broadcom, Coherent, Finisar, Fujitsu Optical Components, Furukawa Electric, IPG Photonics, MACOM, Mitsubishi Electric, Molex Neophotonics, nLight, O-net Communications OSRAM, Sumitomo Electric Industries and Trumpf. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, they may be able to offer a lower cost structure through economies of scale that we may be unable to match and which may intensify competition in the various markets. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by natural disasters, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past we experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. Over the course of 2018, the United States imposed tariffs on the import of certain products manufactured in China, and may propose further tariffs in 2019, which could increase costs associated with the manufacture of our products in China and negatively impact our sales levels and profit margins.
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers or regarding our own business strategies, we may choose to or be required to, transfer the manufacturing of certain products to other manufacturing sites, including our own manufacturing facilities. For example, we are in the process of transitioning the manufacturing of our products with one of our contract manufacturers in China to our Shenzhen and Thailand manufacturing facilities and to other contract manufacturers. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable to meet our demand. There also may be delays with the transfer of manufacturing equipment and successfully setting up that equipment at the transfer sites and training new operators. If such transfers are unsuccessful or take a longer period of time than expected, it could result in interruptions in supply and would likely impact our financial condition and results of operations.

Some of our purchase commitments with contract manufacturers are not cancellable which may impact our earnings if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet our customers demands and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
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
Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. More specifically, the United States and China applied tariffs to certain of each other’s exports over the course of 2018 and may impose further tariffs in 2019. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on the Company. Furthermore, imposition of tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.
We face a number of risks related to our strategic transactions.
We have made acquisitions of other businesses or technologies in the past, such as our acquisition of Oclaro in December 2018, and we will continue to review and may pursue acquisition and other strategic opportunities. Such strategic transactions may involve numerous risks, including the following:

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
We have in the past, and may in the future, also divest or reduce its investment in certain businesses or product lines from time to time. For example, during the third quarter of fiscal year 2019, we announced the divestiture of our Datacom module business in Japan which was completed in the fourth quarter of fiscal year 2019. Such divestitures involve risks, such as difficulty separating portions of or entire businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
If we are unable to successfully manage any of these risks in relation to any future acquisitions or divestitures, our business, financial condition and results of operations could be adversely impacted.
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
Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
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
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could increase our tax obligations where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a set of internationally accepted tax rules as a part of a Base Erosion and Profit Sharing (BEPS) Project aimed at tax avoidance, and that the roll-out of BEPS action steps by various jurisdictions may change aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. On December 10, 2018, we entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch for a senior secured term loan facility in an aggregate principal amount of $500 million (the “Term Loan Facility”). In March 2017, we issued and sold a total of $450 million in aggregate principal amount of Convertible Notes due in 2024 (the “2024 Notes”) and we may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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
Adverse changes to and uncertainty in the global economy may lead to decreased demand for our products and revenue fluctuations, increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Declines or uncertainty in particular geographic regions, such as China or Europe, may impact IT-related spending generally and consequently, may lead to lower growth or a decline in our markets. The loss or delay of orders from any of our significant customers could cause our revenue and profitability to suffer. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If economic conditions deteriorate or remain uncertain, our financial condition and results of operations would likely be materially and adversely impacted.
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
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $73.20, through March 30, 2019. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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

Item 6. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1*	Offer Letter, by and between the Registrant and Wajid Ali, dated as of January 11, 2019.				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X
*Indicates management contract or compensatory plan or arrangement.
† The certifications furnished in Exhibits 32.1 and 32.2 that accompany this report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUMENTUM HOLDINGS INC.

Date:	May 7, 2019	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer