Form 10-K
period 2019-06-29
Lumentum Holdings Inc.
filed 2019-08-27
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2019
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

(408) 546-5483
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value of $0.001 per share	LITE	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 29, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,264 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on December 28, 2018 of $41.57 per share. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 20, 2019, the Registrant had 76.9 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended June 29, 2019.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets and industry, products and strategy, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our plans to discontinue certain operations and product lines, our expectations regarding US-China relations and market conditions, the successful integration of Oclaro’s business (including personnel), and expected synergies and non-GAAP earnings accretion from the acquisition of Oclaro, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We operate in two reportable segments: Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”).
We have a global marketing and sales footprint that enables us to address global market opportunities for our products. We have manufacturing capabilities and facilities in North America, Asia-Pacific, and Europe, with employees engaged in R&D, administration, manufacturing, support and sales and marketing activities. Our headquarters are located in Milpitas, California, and we employed approximately 5,161 full-time employees around the world as of June 29, 2019.
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015, and is comprised of the former communications and commercial optical products (“CCOP”) segment and WaveReady product lines of JDSU. In August 2015, we became an independent publicly-traded company through the distribution by JDSU to its stockholders of 80.1% of our outstanding common stock (the “Separation”). Each JDSU stockholder of record as of the close of business on July 27, 2015, received one share of Lumentum common stock for every five shares of JDSU common stock held on such date. JDSU was renamed Viavi Solutions Inc. (“Viavi”) and at the time of distribution, retained ownership of 19.9% of Lumentum’s outstanding shares. Since the Separation, Viavi has sold its shares and is no longer a shareholder of Lumentum.

Our business traces its origins to Uniphase Corporation, which was formed in 1979, and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later, a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU broadened the depth and breadth of the OpComms and Lasers businesses, as well as the intellectual property, technology and product offerings, of what is now Lumentum. Notable amongst these acquisitions in the OpComms business were Agility Communications, Inc. in 2005 and Picolight, Inc. in 2007 which respectively brought widely tunable, long wavelength laser technology for metro and long haul networking applications and short wavelength vertical-cavity surface-emitting lasers (“VCSELs”) for enterprise, datacenter networking, and 3D sensing applications. The fundamental laser component technologies which we acquired through these acquisitions, form the basis of virtually all optical networks today, and we believe will continue to do so for the foreseeable future. These technologies will enable us to develop highly integrated products to satisfy our communications customers’ ever increasing needs for smaller, lower power and lower cost optical products. Notable acquisitions in the Lasers business were Lightwave Electronics Corporation in 2005 and Time-Bandwidth Products Inc. (“Time-Bandwidth”) in 2014. Both of these Lasers acquisitions brought high power pulsed solid-state laser products and technology to our business, which address the micro laser machining market and expanded our addressable market. On December 10, 2018, we completed a merger with Oclaro, Inc. (“Oclaro”), a provider of optical components and modules for the long-haul, metro and data center markets. Oclaro’s products provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications. This acquisition has strengthened our product portfolio, including by gaining Oclaro’s indium phosphide laser and photonic integrated circuit and coherent component and module capabilities; broadens our revenue mix; and positions us strongly to meet the future needs of our customers.
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
Our optical and laser solutions, developed in close collaboration with OEM partners, are well-positioned to meet demand resulting from these trends. We do, however, expect to continue to encounter a number of industry and market risks and uncertainties. These risks and uncertainties may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and could create quarter over quarter variability in our financial measures. For example, the demand environment in China has fluctuated significantly in recent years, and has created volatility and uncertainty in our future demand. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability and general financial performance may also be affected by: (i) pricing pressures, particularly within our OpComms markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-Pacific-based competitors, and a general commoditization trend for certain products; (ii) high product mix variability which affects revenue and gross margin; (iii) fluctuations in customer buying patterns, which cause volatility in demand, revenue and profitability; and (iv) the current trend of communication industry consolidation, which is expected to continue, that directly affects our customer bases and adds additional risk and uncertainty to our financial and business projections.
Reportable Segments
We have two operating segments, OpComms and Lasers. The two operating segments were primarily determined based on how our Chief Operating Decision Maker (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by our CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments. We do not track our property, plant, and equipment by operating segments. For the geographic identification of these assets, refer to “Note 20. Operating Segments and Geographic Information”.
The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Years Ended
	June 29, 2019		June 30, 2018		July 1, 2017
OpComms:
Telecom	$786.5	50.2%	$476.3	38.1%	$610.7	61.0%
Datacom	166.4	10.6%	150.4	12.1%	201.3	20.0%
Consumer and Industrial	417.3	26.7%	432.5	34.7%	45.8	4.6%
Total OpComms	$1,370.2	87.5%	$1,059.2	84.9%	$857.8	85.6%
Lasers	195.1	12.5%	188.5	15.1%	143.8	14.4%
Total Revenue	$1,565.3		$1,247.7		$1,001.6
For further information regarding our operating segments, please refer to “Note 20. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements.
OpComms
Markets
Our OpComms products address the following markets: telecommunications (“Telecom”), data communications (“Datacom”) and consumer and industrial (“Consumer and Industrial”).
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks of access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent DWDM pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in the manufacture of high-speed Datacom transceivers.
In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include vertical cavity surface emitting lasers (“VCSELs”) and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Following the acquisition of Oclaro, during our fiscal 2019, we made several strategic changes to our OpComms business as follows:
First, for overlapping products as a result of the acquisition, we are transitioning to a common lower cost design and manufacturing platform, which we expect will result in gross margin improvement over time. In addition, we are discontinuing certain Telecom product lines that we believe have muted growth and profitability trends that are inconsistent with our long term model. We expect that these transitions will be completed in our fiscal 2021. For the Telecom product lines we are exiting, we do not expect significant revenue declines until fiscal 2021 as in fiscal 2020 we are continuing to satisfy customers’ product needs with respect to these product lines.
Second, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators, and we plan to wind down these operations in San Donato, Italy during fiscal year 2020. Development and manufacturing will also be discontinued in our San Jose, California manufacturing locations within the next few quarters in order to facilitate our customer

s’ transition to new products. We expect our Indium Phosphide photonic integrated circuits will replace Lithium Niobate modulators over time.
Third, we announced the sale of many of our Datacom transceiver module products to Cambridge Industries Group (“CIG”). This transaction closed on April 18, 2019. For further information regarding this transaction, refer to “Note 5. Business Combination”. We expect Datacom transceiver sales to ramp down to zero during fiscal year 2020. We are investing in new Datacom chip development and expect sales of these chips to customers serving the Datacom and 5G wireless markets will grow over time. With the exit from the business of selling Datacom transceivers, we recorded an impairment charge of $30.7 million to our Long-lived assets that were not deemed to be useful, as they were retired from active use and classified as held-for-sale. These assets were valued at fair value less cost to sell. We also recorded inventory write down charges of $20.8 million related to the decision to exit the Datacom module and Lithium Niobate product lines in our cost of goods sold of consolidated statements of operations. These actions do not qualify as discontinued operations for disclosure purposes as they do not represent a strategic shift having a major effect on an entity’s operations and financial results. For additional information, refer to “Note 15. Impairment Charges”.
Customers
Our OpComms customers include Alphabet, Apple, Ciena, Cisco Systems (which recently announced the acquisition of Acacia Communications, another customer of ours), Huawei Technologies (including HiSilicon), Infinera, Innolight, Nokia Networks (including Alcatel-Lucent International), O-Net, and ZTE. During fiscal 2019, 2018, and 2017, net revenue generated from a single customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Apple	21.0%	30.0%	*
Huawei	15.2%	11.0%	16.7%
Ciena	13.7%	11.0%	18.5%
Cisco	*	*	12.4%
*Represents less than 10% of total net revenue
Trends
We believe the optical communications market has started to expand beyond a small number of very large service providers, and is transitioning to a variety of open and captive networks created for in house use by large video services, search engines and companies offering a variety of cloud computing services. We believe that the trend towards an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communications networks. Additionally, service providers also seek to decrease the total cost of ownership of their networks. To remain competitive, network operators worldwide must offer broader suites of digital services at competitive prices. To do this, they are migrating to Internet-protocol (“IP”) networks and expanding long-haul, metro regional and metro access networks, which effectively deliver broadband services while lowering capital and operating costs of dense-wavelength-division multiplexing networks.
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
In the Telecom market, we provide transmission and transport solutions for optical networks that make up the backbone of the wireline Telecom infrastructure, thereby enabling the internet. Transmission products, such as our tunable transponder, transceiver and transmitter modules, transmit and receive high-speed data signals at the ingress/egress points of the network. These products use dense wavelength division multiplexing technology to enable high capacity (from 20 to over 40Tb/s in the C-Band) links driven by increasing internet demand. We also offer components including tunable lasers, receivers and modulators to address the higher end of these same network applications.
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
In the Datacom market, optical transceivers are used to connect servers, switches, routers and other information technology infrastructure critical for today’s internet applications, web services, video streaming, enterprise networks and service provider solutions. The emerging data center and Web 2.0 markets are two of the fastest growing segments in optical communications, both in terms of capital network equipment investment and growth of high data rate optical transceivers. Additionally, the increased bandwidth needs for 5G wireless applications will drive growth in high speed optical modules. Historically, we have supplied optical transceivers, but have shifted our strategy to supplying underlying optical components, high-speed source lasers and receiver photo diodes used in optical transceivers to address these market segments.
For the 100G and higher data rates, we offer several source laser technologies to balance technical and commercial requirements. For high volume, short distance applications we developed our VCSELs. VCSELs are ideal for short reach applications because they enable low power, low cost optical solutions that are highly scalable. For high-performance, longer distance applications we have our directly modulated laser (“DML”) and electro-absorption modulated laser (“EML”) dies supporting module applications with speeds from 10Gb/s through 800Gb/s. Our individual lasers and compact laser arrays offer an innovative solution for the LANs, SANs, broadband Internet, 5G Wireless and metro-area network as well as hyperscale datacenter applications.
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

Strategy
In our OpComms segment, we are focused on technology leadership through innovation with our customers, cost leadership and functional integration. We endeavor to align the latest technologies with industry leading, scalable manufacturing and operations to drive the next phase of optical communications technologies and products for Telecom and Datacom applications that are faster, more agile and more reliable, making us a valuable business and technology partner for NEMs, consumer electronic companies, cloud service providers and data center operators.
Competition
We compete against various companies in the markets we serve, including II-VI, Acacia Communications, Accelink, ams AG, Broadcom Inc., Finisar, Furukawa Electric, Mitsubishi Electric, Neophotonics, and Sumitomo Electric Industries as well as private companies and subsidiaries of public companies providing optical communications components such as Fujitsu Optical Components - a subsidiary of Fujitsu, Nistica - a subsidiary of Molex, and O-Net. Additionally, II-VI has announced its plan to acquire Finisar and Cisco has announced its plan to acquire Acacia Communications.
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
Customers
Our Lasers customers include Amada, ASML Holding, Beckman Coulter, DISCO, Electro Scientific Industries (recently acquired by MKS Instruments, a competitor of ours), Han’s Laser Technology, KLA-Tencor, Lasertec, Life Technologies, and NR Electric. During fiscal 2019, 2018, and 2017, we did not have any single customer attributable to our Lasers segment that generated net revenue of 10% or more of our total net revenue for the applicable fiscal year.
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
Competition
We compete against various public and private companies in the commercial laser markets we serve including Coherent and IPG Photonics.
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
On December 10, 2018, we completed our merger with Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. Oclaro’s products provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications. This acquisition strengthened our product portfolio, including gaining Oclaro’s indium phosphide laser and photonic integrated circuit and coherent component and module capabilities; broadens our revenue mix; and positions us strongly to meet the future needs of our customers. Refer to “Note 5. Business Combination” for further discussion of the merger.
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities. We acquired all of the outstanding shares of the company for a total purchase consideration of $8.7 million. In connection with the acquisition, we paid upfront cash consideration of $5.1 million, incurred liabilities of $2.7 million contingent upon the achievement of certain production targets being achieved within 36 months following the acquisition date, and retained $0.9 million of the purchase price as security for the seller’s indemnification obligations, which resulted in the cash payment of $1.0 million to the seller during fiscal 2019 (based on the exchange rate at the date of payment).

Restructuring Programs
We continue to engage in targeted restructuring plans primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market needs and as a result of our acquisition of Oclaro. We have focused on improving efficiencies and reducing costs by consolidating operations where appropriate, while taking into consideration our current investment strategy, product offerings, core competencies, opportunities to enhance cost efficiency and the availability of alternative manufacturers, as appropriate.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements for information on restructuring charges.
Research and Development
During fiscal 2019, 2018 and 2017, we incurred R&D expenses of $184.6 million, $156.8 million, and $148.3 million, respectively. The number of employees engaged in R&D was approximately 790 as of June 29, 2019, 587 as of June 30, 2018 and 598 as of July 1, 2017.
We devote substantial resources to R&D for the development of new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.
In our OpComms segment, we are maintaining our capability to provide products throughout the network, while focusing on several important sub-segments. We continue to maintain strong investments in Telecom components and modules such as ROADMs and tunable devices needed for long-haul and metro markets, as well as high performance DML, EML, and VCSEL chips for Datacom transceivers. We are also responding to our customers’ requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems and circuit packs. We are providing optical technology for 3D sensing systems that simplify the way that people interact with technology. These solutions are initially being used in computing, mobile, and industrial applications, including automotive applications.
In our Lasers segment, we continue to develop new product offerings in both solid-state and fiber lasers that take advantage of technologies and components we develop. These products are targeted at serving customers engaging in biotechnology, graphics and imaging, remote sensing, and materials processing and precision micromachining markets.
Manufacturing
Our significant manufacturing facilities are located in the United States, Thailand, China, the United Kingdom, Slovenia, Italy, Japan, and Switzerland.
In our fiscal fourth quarter of 2019, we moved into our Slovenia factory, which we expect to be fully operational by the fiscal third quarter of 2020.
In fiscal 2019, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators, and we plan to wind down these operations in San Donato, Italy during fiscal year 2020. Development and manufacturing will also be discontinued in our San Jose, California manufacturing locations within the next few quarters in order to facilitate our customers’ transition to new products. We expect our Indium Phosphide photonic integrated circuits will replace Lithium Niobate modulators over time.
In fiscal 2019, we also announced our plan to discontinue the development and manufacturing of future Datacom transceiver products which impacted our Milpitas and Shenzhen Datacom module teams. While we expect strong growth in Datacom volumes in the future, the market at the transceiver level is gross margin challenged due to extreme competition. Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.
Our significant contract manufacturing partners are located primarily in Thailand, Taiwan and Malaysia. We rely on the capabilities of our contract manufactures to procure components and manage the inventory in these locations.
During fiscal 2018, we entered into a Transition Services Agreement (“TSA”) with one of our contract manufacturers to wind down the production of our products at their facility in China and to facilitate an orderly transition of manufacturing to our manufacturing facility in Thailand, including the purchase of the manufacturing equipment. Under the terms of the TSA, we were required to pay $5.3 million in cash upon completion of certain milestones related to the purchase of equipment. During the year ended June 29, 2019, we paid $1.3 million and accrued $4.0 million for the manufacturing equipment acquired under this TSA. The equipment acquired is included in machinery and equipment within property, plant and equipment in our consolidated balance sheet as of June 29, 2019. We were also required to share cost of retention and severance, and to reimburse for certain other direct and indirect costs incurred by our contract manufacturer for transition services provided. These costs were expensed as incurred. We have now fully exited from operations with this contract manufacturer. Please refer to “Note 8. Asset Acquisition” in the Notes to Consolidated Financial Statements.
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
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 29, 2019, we owned 1,063 U.S. patents and 798 foreign patents with expiration dates ranging from July 2019 through June 2038, and had 490 patent applications pending throughout the world.
Seasonality
Our revenue may be influenced on a quarter to quarter basis by customer demand patterns and new product introductions. Some of our products may be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.
Backlog
Backlog consists of purchase orders for products for which we have assigned shipment dates.
As of June 29, 2019 and June 30, 2018, our backlog was $453.1 million and $370.6 million, respectively. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period. A portion of our revenue arises from vendor-managed inventory arrangements where the timing and volume of customer utilization is difficult to predict.
Employees
As of June 29, 2019, we employed approximately 5,161 full-time employees, including approximately 3,748 employees in manufacturing, 790 employees in R&D and 623 employees in SG&A.
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

International Operations
During fiscal 2019, 2018 and 2017, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped, represented 93.6%, 90.8% and 85.2% of net revenue, respectively. In certain circumstances customers may request shipment of our products to a contract manufacturer in one country, which may differ from the location of their end customers. During fiscal 2019, our net revenue from Hong Kong, Mexico, South Korea, and Japan represented 24.8%, 13.7%, 10.4%, and 11.2% of our consolidated net revenue, respectively. During fiscal 2018, our net revenue from Hong Kong, Mexico, South Korea, and Japan represented 14.7%, 11.7%, 11.7%, and 15.6% of our consolidated net revenue, respectively. During fiscal 2017, our net revenue from Hong Kong, Mexico, and Japan represented 22.6%, 18.5% and 9.9% of our consolidated net revenue, respectively. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as presented above.
As of June 29, 2019 and June 30, 2018, long-lived assets, namely our net property, plant and equipment, located outside of the United States comprised 64.0% and 68.2% of our total property, plant and equipment, net, respectively. As of June 29, 2019, 7.7% and 36.3% of our net property, plant and equipment were located in China and Thailand, respectively. As of June 30, 2018, 22.8% and 35.0% of our net property, plant and equipment were located in China and Thailand, respectively.
Please refer to “Note 20. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements. For information regarding risks associated with our international operations, see “Item 1A. Risk Factors.”
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
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future and we expect that our growth prospects will continue to be concentrated in a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. There are also continuing trade tensions with the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
Our ability to sell our products to a significant customer has been restricted.
On May 16, 2019, Huawei Technologies Co. Ltd. and 68 designated non-U.S. affiliates (collectively, “Huawei”) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce, which imposes limitations on the supply of certain U.S. items and product support to Huawei. Sales to Huawei accounted for 15.2% of our total revenue for the fiscal year ended June 29, 2019. We suspended shipments of all products to Huawei until we were able to review our product portfolio and determine whether our products are subject to the Export Administration Regulations (“EAR”), and therefore within the scope of the Entity List restrictions. We resumed shipments of certain of our products to Huawei during the quarter ended June 29, 2019 after determining that such products are not subject to the EAR.
Notwithstanding our determination that we are able to ship certain products in compliance with applicable law, we believe that under the current regulatory regime, our business with Huawei may be more limited than it was in the past. For example, we may be unable to supply certain other products or be limited or unable to work with Huawei on future product development while Huawei remains on the Entity List, which may negatively impact our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves.
We also cannot be certain what additional actions the U.S. government may take with respect to Huawei, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 or of additional actions, which could have a long-term adverse effect on our business.
We also manufacture customized products for Huawei, and therefore may be unable to sell certain finished goods inventory to alternative customers, or may be unable to utilize such manufacturing capabilities for products for alternative customers, which may result in excess and obsolete changes in future periods.
Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI (which has announced an agreement to acquire Finisar), Acacia Communications (which has entered an agreement to be acquired by Cisco), AMS, Broadcom, Coherent, Finisar, Fujitsu Optical Components, Furukawa Electric, IPG Photonics, MACOM, Mitsubishi Electric, Molex, Neophotonics, nLight, O-net Communications, OSRAM, Sumitomo Electric Industries and Trumpf. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, for example, the pending acquisitions of Finisar by II-VI and Acacia Communications by Cisco, they may be able to offer a lower cost structure through economies of scale that we may be unable to match and which may intensify competition in the various markets. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
The manufacturing of our products may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities or if our contract manufacturers and suppliers fail to meet our production requirements.
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers, in our China, Italy, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations.
We also rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. Despite rigorous testing for quality, both by us and the contract manufacturers to whom we sell products, we may receive and ship defective products. We may incur significant costs to correct defective products which could result in the loss of future sales, indemnification costs or costs to replace or repair the defective products, litigation and damage to our reputation and customer relations. Defective products may also cause diversion of management attention from our business and product development efforts.
Additionally, our ability to fulfill our customers’ demand, or the ability of our contract manufacturers to fulfill their obligations, may be affected by natural disasters, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past we experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. The United States has recently imposed tariffs on the import of certain products manufactured in China, and may propose further tariffs in the future, which could increase costs associated with the manufacturing of our products in China, and potentially other countries, and negatively impact our sales levels and profit margins.
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers or regarding our own business strategies, we may choose or be required to transfer the manufacturing of certain products to other manufacturing sites, including to our own manufacturing facilities. For example, we are in the process of transitioning the manufacturing of our products with one of our contract manufacturers in China to our Shenzhen and Thailand manufacturing facilities and to other contract manufacturers. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable to meet our demand. There also may be delays with the transfer of manufacturing equipment and successfully setting up that equipment at the transfer sites and training new operators. If such transfers are unsuccessful or take a longer period of time than expected, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
Some of our purchase commitments with contract manufacturers are not cancellable which may impact our results of operations if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet our customers’ demands and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.
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

•
changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries or increase the cost to do so, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (such as the U.S. Department of Commerce’s addition of Huawei to the Entity List in May 2019 and the prohibition of export and sale of certain products to ZTE Corporation in early 2018) and increased tariffs on various products that have been proposed by the U.S. government and other non-U.S. governments;

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
Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since 2018, the United States and China applied or proposed to apply tariffs to certain of each other’s exports, and we expect these actions to continue for the foreseeable future. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Furthermore, imposition of tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and results of operations.
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
In connection with acquisitions, risks to us and our business include:

•	diversion of management’s attention from normal daily operations of the business;

•	unforeseen expenses, delays or conditions imposed upon the acquisition or transaction, including due to required regulatory approvals or consents;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	unanticipated changes in the acquired business, including due to regulatory action or changes in the operating results or financial condition of the business;

•	the inability to retain and obtain required regulatory approvals, licenses and permits;

•	difficulties and costs in integrating the operations, technologies, products, IT and other systems, facilities and personnel of the purchased businesses;

•	loss of customers, suppliers or partners;

•	potential difficulties in completing projects associated with in-process R&D;

•	an acquisition or strategic transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;
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
To the extent we are successful in making acquisitions, we may be unsuccessful in implementing our acquisitions strategy, or integrating acquired companies or product lines and personnel with existing operations, or the integration may be more difficult or more costly than anticipated. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:

•	loss of customers, suppliers or partners;

•	potential difficulties in completing projects associated with in-process R&D;

•	an acquisition or strategic transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•	we may face unanticipated liabilities or our exposure for known contingencies and liabilities may exceed our estimates;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	unexpected losses of key employees of the acquired company, or inability to maintain our company culture;

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
In addition, following an acquisition, we may have difficulty forecasting the financial results of the combined company the market price of our common stock could be adversely affected if the effect of any acquisitions on our consolidated financial results is dilutive or is below the market's or financial analysts' expectations, or if there are unanticipated changes in the business or financial performance of the target company or the combined company. Any failure to successfully integrate acquired businesses may disrupt our business and adversely impact our business, financial condition and results of operations.
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
We initiated a new international corporate structure more closely aligned with our international operations during the third quarter of fiscal 2018. The new corporate structure is intended to reduce our overall effective tax rate through changes among our wholly-owned subsidiaries in how we use our intellectual property, and how we structure our international procurement and sales operations. The new structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. The intercompany arrangements are intended to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We have not yet operationalized the new structure to the full extent possible due to various factors including the acquisition of Oclaro in the second quarter of fiscal 2019. We are currently in the process of assessing the Oclaro transaction’s impact to our tax structure and, depending on the outcome, we may make modifications to the new structure in order to achieve better tax and operational efficiency. If we are unable to fully adopt a new international structure, if substantial modifications to the new international structure or the way we operate our business are made in light of the Oclaro acquisition or for other reasons, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the new structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if it is successfully challenged by the U.S. or foreign tax authorities, we may be unable to realize the anticipated tax savings which could materially and adversely affect our operating and financial results.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected our fiscal year ended June 29, 2019, and which will continue to affect our fiscal years thereafter. Information regarding the Tax Act and the impact of the Tax Act on our tax profile is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.
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
On June 7, 2019, the Ninth Circuit Court of Appeals, reversing a previous decision of the U.S. Tax Court, held that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-sharing calculations were valid. We have a research and development cost sharing arrangement with one of our foreign affiliates. Our financial statements have been prepared consistent with the ruling and we will continue to monitor any ongoing developments, including the possibility of rehearing or appeal to the U.S. Supreme Court, to determine if future changes are required.
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
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand.
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
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that may be enacted by the current U.S. presidential administration and in the United Kingdom, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
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
In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Any failure to manage, expand and update our information technology infrastructure, including our ERP system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. In addition, we have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity, including our acquisition of Oclaro in December 2018, will also require transitions to or from, and the integration of, various information management systems within our overall enterprise architecture, including our ERP system and other applications. Those systems that we acquire may also pose security risks of which we are unaware or unable to mitigate, particularly during the transition of these systems.
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
Our revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors including unfavorable economic and market conditions, which makes predicting financial results difficult.

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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, on May 16, 2019, Huawei was added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce, which imposes limitations on the supply of certain U.S. items and product support to Huawei. We cannot predict what additional actions the U.S. government may take with respect to Huawei or other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers.
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
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $73.20, through June 29, 2019. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	the financial performance of other companies in our industry, and of our customers;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we operate;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation or disputes in which we may become involved;

•	overall market fluctuations; sales of our shares by our officers, directors, or significant stockholders;

•	the timing and amount of dividends and share repurchases, if any; and

•	general economic and market conditions and other external factors.
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
OurTerm Loan Facility restricts our operations, particularly our ability to respond to changes or to take certain actions regarding our business.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and nine other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices and manufacturing facilities. Our current corporate headquarters is approximately 126,000 square feet and located in Milpitas, California. In May 2019, we purchased a three-building campus property consisting of approximately 238,000 square feet in San Jose, California. We plan to relocate our corporate headquarters to this new San Jose campus and consolidate another leased San Jose site to this campus by end of calendar year 2019. As of June 29, 2019, our leased and owned properties in total are approximately 2,100,000 square feet, of which we own approximately 900,000 square feet, including the 560,000 square feet manufacturing site in Thailand and the new 238,000 square feet San Jose campus. Larger leased sites include properties located in Canada, China, Japan and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
From time to time we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Should we experience an unfavorable final outcome, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
Merger Litigation
In connection with our acquisition of Oclaro, seven lawsuits were filed by purported stockholders of Oclaro challenging the proposed merger (the “Merger”). Two of the seven suits were putative class actions filed against Oclaro, its directors, Lumentum, Prota Merger Sub, Inc. and Prota Merger, LLC: Nicholas Neinast v. Oclaro, Inc., et al., No. 3:18-cv-03112-VC, in the United States District Court for the Northern District of California (filed May 24, 2018) (the “Neinast Lawsuit”); and Adam Franchi v. Oclaro, Inc., et al., No. 1:18-cv-00817-GMS, in the United States District Court for the District of Delaware (filed June 9, 2018) (the “Franchi Lawsuit). Both the Neinast Lawsuit and the Franchi Lawsuit were voluntarily dismissed with prejudice.
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

	High	Low
Fiscal 2019 Quarter Ended:
June 29, 2019	$63.74	$40.47
March 30, 2019	$56.54	$39.01
December 29, 2018	$62.36	$37.50
September 29, 2018	$68.80	$52.10
Fiscal 2018 Quarter Ended:
June 30, 2018	$64.50	$50.20
March 31, 2018	$73.20	$42.60
December 30, 2017	$64.75	$46.40
September 30, 2017	$67.95	$50.80
According to records of our transfer agent, we had 2,957 stockholders of record as of August 20, 2019 and we believe there is a substantially greater number of beneficial holders.
Dividends
Our subsidiary, Lumentum Inc., issued $35.8 million in Series A Preferred Stock to Viavi, which was sold to Amada following the Separation. On November 2, 2018, all 35,805 shares of Series A Preferred Stock, were converted into 1.5 million shares of our common stock. Up through the date of conversion, holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, were entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends were payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. The accrued dividends as of November 2, 2018, the effective date of the conversion of all outstanding Series A Preferred Stock, and June 30, 2018, were $0.3 million and $0.4 million, respectively. During the years ended June 29, 2019, June 30, 2018, and July 1, 2017, we paid $0.7 million, $0.7 million, and $0.9 million, respectively, in dividends to the holders of Series A Preferred Stock. We do not expect to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Lumentum Holdings Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares the cumulative total return of our common stock with the total return for the NASDAQ Composite Index (the “IXIC”) and the NASDAQ 100 Technology Sector Index (the “NDXT”) from August 4, 2015 through June 29, 2019. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
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
Our historical consolidated financial statements for the fiscal years ended July 2, 2016 and June 27, 2015, include allocations of expenses arising from shared services and infrastructure provided by Viavi to us, including costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. The financial information included here may not necessarily reflect our financial position and results of operations or what our financial position and results of operations would have been had we been an independent, publicly-traded company during the entirety of the periods presented or be indicative of our future performance as an independent company. There were no allocations of expenses from Viavi for the fiscal years ended June 29, 2019, June 30, 2018, or July 1, 2017.

	Years Ended
	June 29, 2019 (1)	June 30, 2018 (2)	July 1, 2017 (3)	July 2, 2016	June 27, 2015 (4)
Consolidated Statements of Operations Data:
Net revenue	$1,565.3	$1,247.7	$1,001.6	$903.0	$837.1
Gross profit	425.9	432.1	318.1	277.3	257.9
Income (loss) from operations	(21.6)	139.9	47.6	11.5	(23.4)
Net (loss) income	(36.4)	248.1	(102.5)	9.3	(3.4)
Cumulative dividends on Series A Preferred Stock	(0.3)	(0.9)	(0.9)	(0.8)	—
Accretion of Series A Preferred Stock	—	—	—	(11.7)	—
Earnings allocated to Series A Preferred Stock	(1.2)	(5.7)	—	—	—
Net income (loss) attributable to common stockholders	$(37.9)	$241.5	$(103.4)	$(3.2)	$(3.4)

Net income (loss) per share attributable to common stockholders (5):
Basic	$(0.54)	$3.88	$(1.71)	$(0.05)	$(0.06)
Diluted	$(0.54)	$3.82	$(1.71)	$(0.05)	$(0.06)
Shares used to compute net income (loss) per share attributable to common stockholders (5):
Basic	70.7	62.3	60.6	59.1	58.8
Diluted	70.7	63.3	60.6	59.1	58.8

	Balance as of
	June 29, 2019 (1)	June 30, 2018 (2)	July 1, 2017 (3)	July 2, 2016	June 27, 2015 (4)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$432.6	$397.3	$272.9	$157.1	$14.5
Total assets	2,716.6	1,581.5	1,232.9	726.3	512.6
Convertible notes	351.9	334.2	317.5	—	—
Term loan, non-current	484.0	—	—	—	—
Derivative liability	—	52.4	51.6	10.3	—
Other non-current liabilities	33.7	19.0	25.0	9.1	9.8
Total redeemable convertible preferred stock	—	35.8	35.8	35.8	—
Total stockholders’ equity	1,497.1	926.1	618.8	497.4	380.6

(1)
On December 10, 2018, we completed the acquisition of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets, for $1.4 billion, which was funded through the issuance of Lumentum common stock, new debt, and cash balances of the combined company. Refer to “Note 5. Business Combination” in the notes to consolidated financial statements for further discussion of the merger. Results of operations and financial position of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition.

(2)
During the second quarter of fiscal 2018, we had a credit of $207.0 million primarily related to a release of a U.S. valuation allowance, which was offset by a write-down of deferred tax assets in the amount of $83.0 million due to the lower corporate tax rate enacted under the 2017 “Tax Cuts and Jobs Act” reform.

(3)
During the third quarter of fiscal 2017, we completed the acquisition of a privately held company. Results of operations and financial position of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition.

(4)
In fiscal 2015, we settled an audit in a non-U.S. jurisdiction which resulted in the recognition of a $21.8 million tax benefit. In addition, we recognized $14.1 million of additional deferred tax assets which were fully offset by a corresponding increase in the deferred tax valuation allowance.

(5)
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
Overview
We are an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including Optical Communications, which we refer to as OpComms, and Lasers for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. We have two operating segments, OpComms and Lasers. The two operating segments were primarily determined based on how our CODM views and evaluates our operations. Operating results are regularly reviewed by our CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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
On December 10, 2018, we completed the acquisition of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock was automatically converted into the right to receive (i) $5.60 in cash and (ii) 0.0636 of a share of Lumentum common stock. The total transaction consideration was $1.4 billion, which was funded through the issuance of Lumentum common stock, new debt (refer to “Note 7. Term Loan Facility”), and cash balances of the combined company. Refer to “Note 5. Business Combination” in the notes to consolidated financial statements for further discussion of the merger.
During our fiscal 2019, we recorded $20.9 million in restructuring and related charges in our consolidated statements of operations, attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment, including following a change in control of Oclaro. The payments and benefits payable under these arrangements in the event of a change in control of Oclaro are subject to a “double trigger,” meaning that both a change in control of Oclaro and a subsequent involuntary termination of employment are required. In other words, the change in control of Oclaro does not by itself trigger any payments or benefits. Instead, payments and benefits are paid only if the employment of the employee is subsequently terminated without “cause” (or the employee resigns for “good reason”) during a specified period following the change in control. We incurred total expense of $20.9 million, of which $5.7 million relates to cash severance as part of our restructuring expense, refer to “Note 14. Restructuring and Related Charges” and $15.2 million relates to acceleration of equity awards, refer to “Note 17. Stock-Based Compensation and Stock Plans.”
OpComms
Our OpComms products address the following markets: Telecom, Datacom and Consumer and Industrial.
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks of access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent DWDM pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in the manufacture of high-speed Datacom transceivers.
In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include vertical cavity surface emitting lasers (“VCSELs”) and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Our OpComms customers include Alphabet, Apple, Ciena, Cisco Systems (which recently announced the acquisition of Acacia Communications, another customer of ours), Huawei Technologies (including HiSilicon), Infinera, Innolight, Nokia Networks (including Alcatel-Lucent International), O-Net, and ZTE.
Following the acquisition of Oclaro, during our fiscal 2019, we made several strategic changes to our OpComms business as follows:
First, for overlapping products as a result of the acquisition, we are transitioning to a common lower cost design and manufacturing platform, which we expect will result in gross margin improvement over time. In addition, we are discontinuing certain Telecom product lines that we believe have muted growth and profitability trends that are inconsistent with our long term model. We expect that these transitions will be completed in our fiscal 2021. For the Telecom product lines we are exiting, we do not expect significant revenue declines until fiscal 2021 as in fiscal 2020 we are continuing to satisfy customers’ product needs with respect to these product lines.
Second, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators, and we plan to wind down these operations in San Donato, Italy during fiscal year 2020. Development and manufacturing will also be discontinued in our San Jose, California manufacturing locations within the next few quarters in order to facilitate our customers’ transition to new products. We expect our Indium Phosphide photonic integrated circuits will replace Lithium Niobate modulators over time.
Third, we announced the sale of many of our Datacom transceiver module products to Cambridge Industries Group (“CIG”). This transaction closed on April 18, 2019. For further information regarding this transaction, refer to “Note 5. Business Combination”. We expect Datacom transceiver sales to ramp down to zero during fiscal year 2020. We are investing in new Datacom chip development and expect sales of these chips to customers serving the Datacom and 5G wireless markets will grow over time. With the exit from the business of selling Datacom transceivers, we recorded an impairment charge of $30.7 million to our Long-lived assets that were not deemed to be useful, as they were retired from active use and classified as held-for-sale. These assets were valued at fair value less cost to sell. We also recorded inventory write down charges of $20.8 million related to the decision to exit the Datacom module and Lithium Niobate product lines in our cost of goods sold of consolidated statements of operations. These actions do not qualify as discontinued operations for disclosure purposes as they do not represent a strategic shift having a major effect on an entity’s operations and financial results. For additional information, refer to “Note 15. Impairment Charges”.
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
Our Lasers customers include Amada, ASML Holding, Beckman Coulter, DISCO, Electro Scientific Industries (recently acquired by MKS Instruments, a competitor of ours), Han’s Laser Technology, KLA-Tencor, Lasertec, Life Technologies, and NR Electric.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Business Combinations
• Goodwill
During fiscal year 2019, we removed valuation of derivative liability from the list of critical accounting policies and estimates due to the conversion of the Series A Preferred Stock to common stock on November 2, 2018. Refer to “Note 12. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” for additional information.
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
Adoption of Topic 606
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
Revenue from all sales types is recognized at the transaction price. The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer, adjusted for estimated variable consideration, if any. We typically estimate the impact on the transaction price for discounts offered to the customer for early payments on receivables or net of accruals for estimated sales returns. These estimates are based on historical returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. We allocate the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer in similar circumstances.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer and deposited with the relevant government authority, are excluded from revenue. Our revenue arrangements do not contain significant financing components as our standard payment terms are less than one year.
If a customer pays consideration, or if we have a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred revenue or deposits received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or when it is due, whichever is earlier.
Transaction Price Allocated to the Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment. A portion of our revenue arises from vendor-managed inventory arrangements where the timing and volume of customer utilization is difficult to predict.
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of June 29, 2019 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance Obligations	$446.1	$7.0	$—	$453.1
Warranty
Hardware products regularly include warranties to the end customers such that the product continues to function according to published specifications. We typically offer a twelve-month warranty for most of our products. However, in some instances depending upon the product, specific market, product line and geography in which we operate, and what is common in the industry, our warranties can vary and range from six months to five years. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of the warranty is accrued as expense in accordance with authoritative guidance.
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

Contract Costs
We recognize the incremental direct costs of obtaining a contract, which consist of sales commissions, when control over the products they relate to transfers to the customer. Applying the practical expedient, we recognize commissions as expense when incurred, as the amortization period of the commission asset we would have otherwise recognized is less than one year.
Contract Balances
We record accounts receivable when we have an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where we have unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits, and are included in other current liabilities within our consolidated balance sheet. Payment terms vary by customer. The time between invoicing and when payment is due is not significant.
The following table reflects the changes in contract balances as of June 29, 2019 (in millions, except percentages):

Contract balances	Balance sheet location	June 29, 2019	June 30, 2018	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$238.0	$197.1	$40.9	20.8%
Deferred revenue and customer deposits	Other current liabilities	$2.9	$2.8	$0.1	3.6%
Disaggregation of Revenue
We disaggregate revenue by geography and by product. Refer to “Note 20. Operating Segments and Geographic Information” for a presentation of disaggregated revenue. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
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
Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected consolidated statements of operations items as a percentage of net revenue:

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Segment net revenue:
OpComms	87.5%	84.9%	85.6%
Lasers	12.5	15.1	14.4
Net revenue	100.0	100.0	100.0
Cost of sales	69.8	65.1	67.6
Amortization of acquired intangibles	3.0	0.3	0.6
Gross profit	27.2	34.6	31.8
Operating expenses:
Research and development	11.8	12.6	14.8
Selling, general and administrative	12.8	10.3	11.0
Restructuring and related charges	2.0	0.6	1.2
Impairment charge	2.0	—	—
Total operating expenses	28.6	23.4	27.0
Income/(loss) from operations	(1.4)	11.2	4.8
Unrealized gain (loss) on derivative liability	0.6	(0.1)	(10.4)
Interest and other income (expense), net	(1.3)	(0.8)	(0.3)
Income/(loss) before income taxes	(2.1)	10.4	(6.0)
Provision for (benefit from) income taxes	0.2	(9.5)	4.3
Net income/(loss)	(2.3)%	19.9%	(10.2)%

Financial Data for Fiscal 2019, 2018 and 2017
The following table summarizes selected consolidated statements of operations items (in millions, except for percentages):

	2019	2018	Change	Percentage Change	2018	2017	Change	Percentage Change
Segment net revenue:
OpComms	$1,370.2	$1,059.2	$311.0	29.4%	$1,059.2	$857.8	$201.4	23.5%
Lasers	195.1	188.5	6.6	3.5	188.5	143.8	44.7	31.1
Net revenue	$1,565.3	$1,247.7	$317.6	25.5%	$1,247.7	$1,001.6	$246.1	24.6%

Gross profit	$425.9	$432.1	$(6.2)	(1.4)%	$432.1	$318.1	$114.0	35.8%
Gross margin	27.2%	34.6%			34.6%	31.8%

Research and development	$184.6	$156.8	$27.8	17.7%	$156.8	$148.3	$8.5	5.7%
Percentage of net revenue	11.8%	12.6%			12.6%	14.8%

Selling, general and administrative	$200.3	$128.2	$72.1	56.2%	$128.2	$110.2	$18.0	16.3%
Percentage of net revenue	12.8%	10.3%			10.3%	11.0%

Restructuring and related charges	$31.9	$7.2	$24.7	343.1%	$7.2	$12.0	$(4.8)	(40.0)%
Percentage of net revenue	2.0%	0.6%			0.6%	1.2%

Impairment charge	$30.7	$—	$30.7	100.0%	—	—	$—	—%
Percentage of net revenue	2.0%	—%			—%	—%
Net Revenue
Net revenue increased by $317.6 million, or 25.5%, during fiscal 2019 compared to fiscal 2018. This increase was primarily due to the acquisition of Oclaro, which closed in December 2018, and organic growth in our Telecom business.
OpComms net revenue increased by $311.0 million, or 29.4%, during fiscal 2019 compared to fiscal 2018, primarily driven by increased sales of Telecom Products of $310.2 million, specifically ROADM products of $165.3 million. OpComms net revenue in fiscal 2019 includes $250.1 million from the acquisition of Oclaro from the date of closing.
Lasers net revenue increased by $6.6 million, or 3.5%, during fiscal 2019 compared to fiscal 2018, primarily due to increased sales of our kilowatt class fiber lasers, offset by lower sales of our solid state lasers products.
Net revenue increased by $246.1 million, or 24.6%, during fiscal 2018 compared to fiscal 2017. This increase was primarily due to record revenues in 3D sensing, TrueFlex® ROADMs, commercial lasers, and industrial diode lasers.
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
During our fiscal 2019, 2018, and 2017, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Apple	21.0%	30.0%	*
Huawei	15.2%	11.0%	16.7%
Ciena	13.7%	11.0%	18.5%
Cisco	*	*	12.4%
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

	Years Ended
	June 29, 2019		June 30, 2018		July 1, 2017
Net revenue:
Americas:
United States	$100.9	6.4%	$115.1	9.2%	$147.9	14.8%
Mexico	214.9	13.7	145.8	11.7	185.1	18.5
Other Americas	4.3	0.3	7.0	0.6	9.2	0.9
Total Americas	$320.1	20.4%	$267.9	21.5%	$342.2	34.2%

Asia-Pacific:
Hong Kong	$387.9	24.8%	$183.0	14.7%	$226.7	22.6%
Japan	176.0	11.2	194.7	15.6	99.2	9.9
South Korea	162.4	10.4	146.1	11.7	4.9	0.5
Other Asia-Pacific	356.1	22.7	354.2	28.3	220.5	22.0
Total Asia-Pacific	$1,082.4	69.1%	$878.0	70.3%	$551.3	55.0%

EMEA	$162.8	10.5%	$101.8	8.2%	$108.1	10.8%

Total net revenue	$1,565.3		$1,247.7		$1,001.6
During fiscal 2019, 2018 and 2017, net revenue from customers outside the United States, based on customer shipping location, represented 93.6%, 90.8% and 85.2% of net revenue, respectively. Our net revenue from Mexico increased in fiscal 2019 compared to 2018 due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico, while net revenue from Hong Kong grew due to a change in shipment destination of a large portion of our 3D sensing products for mobile devices.
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

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for fiscal 2019, 2018 and 2017 (in millions, except for percentages):

	Gross Profit			Gross Margin
	Years Ended			Years Ended
	2019	2018	2017	2019	2018	2017
OpComms	$534.1	$402.3	$287.3	39.0%	38.0%	33.5%
Lasers	84.4	82.8	59.9	43.3%	43.9%	41.7%
Segment total	$618.5	$485.1	$347.2	39.5%	38.9%	34.7%
Unallocated corporate items:
Stock-based compensation	(15.1)	(12.6)	(7.5)
Amortization of intangibles	(46.6)	(3.2)	(6.5)
Amortization of inventory step up	(54.6)	—	—
Inventory write down due to product lines exit	(20.8)	—	—
Integration related costs	(6.6)	—	—
Other charges (1)	(48.9)	(37.2)	(15.1)
Total	$425.9	$432.1	$318.1	27.2%	34.6%	31.8%
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
(1) The increase in “other charges” of unallocated corporate items for fiscal 2019 compared to fiscal 2018 primarily relates to set-up costs of our facility in Thailand, including costs of transferring the manufacturing of product lines to Thailand of $45.8 million in fiscal 2019 compared to $27.0 million in fiscal 2018.
The increase in “other charges” of unallocated corporate items for fiscal 2018 compared to fiscal 2017 primarily relates to set-up costs of our facility in Thailand, including costs of transferring the manufacturing of product lines to Thailand of $27.0 million in fiscal 2018 compared to $1.8 million in fiscal 2017.
Gross Margin
Gross margin in fiscal 2019 decreased to 27.2% from 34.6% in fiscal 2018. The decrease was primarily due to amortization of intangibles and amortization of inventory step up related to the acquisition of Oclaro, as well as inventory write down charges of $20.8 million due to our exit of Datacom module and Lithium Niobate product lines.
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

Segment Gross Margin
OpComms
OpComms gross margin in fiscal 2019 increased to 39.0% from 38.0% in fiscal 2018. This increase was primarily due to increased sales of our ROADM products, which have higher gross margins than the average for the segment as well as increased sales of our transmission products due to the acquisition of Oclaro which have higher gross margins than legacy transmission products. This was partially offset by decreased sales of our 3D sensing products which have higher gross margins than the average for this segment.
OpComms gross margin in fiscal 2018 increased to 38.0% from 33.5% in fiscal 2017. This increase was primarily due to increased sales of our 3D sensing products, which have higher gross margins than the average for the segment. The increase was partially offset by underutilized capacity costs due to the decline in Telecom and Datacom demand.
Lasers
Lasers gross margin in fiscal 2019 decreased to 43.3% from 43.9% in fiscal 2018. This decrease was primarily due to decreased sales of our solid state products which have higher gross margins than the average for the segment. This was partially offset by increased revenue and manufacturing utilization for our kilowatt class fiber products.
Lasers gross margin in fiscal 2018 increased to 43.9% from 41.7% in fiscal 2017. This increase was primarily due to increased sales of solid state lasers products, which have higher gross margins than the average for the segment.
Research and Development (“R&D”)
R&D expense increased by $27.8 million, or 17.7%, in fiscal 2019 compared to fiscal 2018. The increase in R&D expense was primarily due to the increase in investments in key product lines and R&D materials. In addition, we had an increase in payroll related expense of $10.1 million as a result of our acquisition of Oclaro.
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
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $72.1 million, or 56.2%, in fiscal 2019 compared to fiscal 2018. The increase was primarily attributable to additional costs from our acquisition of Oclaro, including $14.6 million of payroll related expense, $2.4 million of facility related expense, $13.3 million in charges related to the acceleration of equity awards under certain Oclaro executive severance and retention agreements, $9.0 million related to the success fee on the closing of the Oclaro transaction, $8.0 million related to the amortization of acquired intangibles, and $3.1 million related to the incremental stock-based compensation expense of Oclaro awards. The remainder of the increase was primarily driven by higher payroll related expense and stock-based compensation.
SG&A expense increased by $18.0 million, or 16.3%, in fiscal 2018 compared to fiscal 2017. The increase was primarily attributable to increases in stock-based compensation of $6.4 million and payroll related expense of $10.5 million, which includes an increase in variable incentive compensation of $3.8 million. We also incurred $4.8 million of costs related to the planned acquisition of Oclaro during our fiscal 2018.
We expect to experience in the future certain non-core expenses, such as mergers and acquisition-related expenses and litigation expenses, which will likely increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro.
During fiscal 2019, we recorded $31.9 million in restructuring and related charges in our consolidated statements of operations.
•During the first quarter of 2019, we recorded $1.3 million of severance costs primarily due to an internal re-organization in order to extend our market leadership position by strengthening product quality, to develop new enabling technologies required to support a winning long-term portfolio roadmap, and to develop commercial proposals and new product introduction (“NPI”) priorities to maintain and grow our position while driving new customer and eco-system partner engagements.
•During the second quarter of 2019, we recorded $5.7 million primarily attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment.
•During the third quarter of 2019, we recorded $21.1 million primarily attributable to severance and employee related benefits associated with the wind down of operations for Lithium Niobate modulators and Datacom modules. We also recorded an additional $1.6 million of lease restructuring charges for the former Oclaro corporate headquarters.
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
Impairment Charges
In fiscal 2019, we announced our plan to discontinue the development and manufacturing of future Datacom transceiver products which impacted the Milpitas and Shenzhen Datacom module teams. While we expect strong growth in Datacom volumes in the future, the market at the transceiver level is gross margin challenged due to extreme competition. Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.
In fiscal 2019, we recorded $30.7 million in long lived asset impairment charges in connection with the above plan. Refer to “Note 9. Balance Sheet Details” and “Note 15. Impairment Charges” in the notes to consolidated financial statements for additional information.

Interest and Other Income (Expense), Net
The components of interest and other income (expense), net are as follows for the years presented (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Interest expense	$(36.3)	$(18.2)	$(5.5)

Foreign exchange gains (losses), net	(0.6)	(0.3)	0.6
Interest income	13.9	8.5	1.1
Other income (expense), net	2.5	0.3	0.6
Total other income (expense), net	$15.8	$8.5	$2.3
During fiscal 2019, interest and other income (expense), net increased by $10.8 million in expense as compared to fiscal 2018, mainly driven by interest expense on our term loan and ticking fees, partially offset by higher interest income due to high interest rates owned on our investment portfolio.
During fiscal 2018, interest and other income (expense), net increased by $6.5 million in expense as compared to fiscal 2017, mainly driven by amortization of the debt discount on the 2024 Notes of $16.7 million in our fiscal 2018 compared to $5.1 million in fiscal 2017, partially offset by interest income on the short-term investments and cash equivalents of $8.5 million in our fiscal 2018 compared to $1.1 million in fiscal 2017.
Unrealized Gain (Loss) on Derivative Liability
Unrealized gain (loss) on Series A Preferred Stock derivative liability amounted to $8.8 million and $(0.8) million in fiscal 2019 and 2018, respectively. The change was primarily related to the change in the price of our underlying common stock and reflected in the consolidated statements of operations as “unrealized gain (loss) on derivative liability”. On November 2, 2018, all 35,805 shares of our Series A Preferred Stock were converted to common stock with the outstanding balance of the embedded derivative liability reclassed to additional paid in capital. There will be no further adjustments to “unrealized gain (loss) on derivative liability” due to this conversion.
For further discussion of our derivative liability, see “Note 12. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” in the notes to consolidated financial statements.
Provision for (Benefit from) Income Taxes (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Provision for (benefit from) income taxes	$3.1	$(118.7)	$42.7
The comparability of our operating results for fiscal 2019 compared to the corresponding prior years was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law including reducing the U.S. federal statutory tax rate from 35% to 21% and imposing new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of fiscal 2018 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). During the period ended December 29, 2018, we completed our accounting for the Tax Act with no material adjustment to our provisional estimates recorded.
Our provision for income taxes for fiscal 2019 differs from the 21% U.S. statutory rate primarily due to the income tax expense from non-deductible stock-based compensation and the tax effect of increased valuation allowance in the U.K. and Thailand, Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”) and subpart F inclusion, partially offset by the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credit.
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
Contractual Obligations
The following table summarizes our contractual obligations as of June 29, 2019, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Acquisition contingencies (1)	$2.7	$2.7	$—	$—	$—
Asset retirement obligations	5.5	1.0	0.8	0.6	3.1
Capital lease obligations (2)	0.8	0.8	—	—	—
Operating lease obligations (2)	90.0	13.9	23.3	21.1	31.7
Pension plan contributions (3)	0.5	0.5	—	—	—
Purchase obligations (4)	216.4	209.7	6.6	0.1	—
Term loan - principal (5)	497.5	5.0	10.0	10.0	472.5
Term loan - interest (5)	151.8	24.2	47.7	46.8	33.1
Convertible notes - principal (6)	450.0	—	—	450.0	—
Convertible notes - interest (7)	5.6	1.1	2.2	2.3	—
Total	$1,420.8	$258.9	$90.6	$530.9	$540.4
(1) Refer to “Note 11. Fair Value Measurements” in the notes to consolidated financial statements.
(2) Refer to “Note 19. Commitments and Contingencies” in the notes to consolidated financial statements. The amounts of operating lease obligations in the table above are net of our sublease income amounts.
In fiscal 2019, 2018 and 2017, rental expense relating to building and equipment was $15.8 million, $12.1 million and $10.1 million, respectively. Non-cancellable sublease proceeds from our subleases were approximately $1.0 million, $0.7 million, and $0.7 million, respectively, during fiscal years 2019, 2018, and 2017. The amounts of our rental expense for the years presented are net of these sublease income amounts.
(3) In connection with our acquisitions of Oclaro in fiscal 2019 and Time-Bandwidth in fiscal 2014, we assumed defined benefit plans for Japan and Switzerland employees, respectively. The Switzerland Plan is partially funded. The Japan Plan is unfunded. The amount in the preceding table represents planned contributions to our defined benefit plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond 1 year in the table above. Refer to “Note 18. Employee Benefit Plans” in the notes to consolidated financial statements.
(4) Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 19. Commitments and Contingencies” in the notes to consolidated financial statements.

(5) We incurred indebtedness in an aggregate principal amount of $500.0 million pursuant to a senior secured Term Loan Facility that we entered into in connection with the closing of the Oclaro acquisition on December 10, 2018. The amounts of interest included in the table above is based on current interest rates. Refer to “Note 7. Term Loan Facility” in the notes to consolidated financial statements.
(6) Refer to “Note 13. Convertible Notes” in the notes to consolidated financial statements.
(7) Includes interest on our 0.25% Convertible Notes due in 2024 through March 2024 as we have the right to redeem the 2024 Notes in whole or in part at any time on or after March 15, 2024. Refer to “Note 13. Convertible Notes” in the notes to consolidated financial statements.
As of June 29, 2019, our other non-current liabilities also include $18.7 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Defined Benefit Plans
  As a result of acquiring Time-Bandwidth in January 2014, we have a pension plan for our employees in Switzerland. This plan is open to new participants and additional service costs are being accrued. The Switzerland Plan is partially funded. As of June 29, 2019, our pension plan was under funded by $5.0 million since the projected benefit obligation (“PBO”) exceeded the fair value of the plan assets.
In connection with the acquisition of Oclaro in December 2018, we assumed a defined benefit plan which provides benefits to our employees in Japan. This plan is open to new participants. Benefits are generally based upon an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of June 29, 2019, there were no Japan Plan assets. The net obligation of $2.8 million as of June 29, 2019 is recorded in our consolidated balance sheets as non-current liabilities and is reflective of the total PBO.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of $1.4 million or $(1.3) million, based upon data as of June 29, 2019.
We expect to contribute $0.5 million to our Japan and Switzerland pension plans in fiscal 2020.
Financial Condition
Liquidity and Capital Resources
As of June 29, 2019 and June 30, 2018, our cash and cash equivalents of $432.6 million and $397.3 million, respectively, were largely held in the United States. The total amount of cash outside the United States as of June 29, 2019 was $100.5 million, which was primarily held by entities incorporated in Japan, the United Kingdom, Thailand, the British Virgin Islands, China, and the Netherlands. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, such as our new Thailand facility, strategic transactions and partnerships, and future acquisitions. Except for the cash and cash equivalents held in the Cayman Islands, Japan and Hong Kong, our intent is to indefinitely reinvest the cash and cash equivalents held outside the United States since our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is insignificant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in material additional taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
Fiscal 2019
As of June 29, 2019, our consolidated balance of cash and cash equivalents increased by $35.3 million, to $432.6 million from $397.3 million as of June 30, 2018. The increase in cash and cash equivalents was mainly due to cash provided by financing activities of $485.1 million, primarily related to $490.8 million in proceeds from a term loan, net of debt issuance costs, used to fund the Oclaro acquisition, and cash provided by operating activities of $330.1 million during the year ended June 29, 2019; which was offset by cash used in investing activities of $779.7 million, principally related to net cash of $619.8 million paid to acquire Oclaro.
Cash provided by operating activities of $330.1 million during the year ended June 29, 2019, primarily resulted from $314.4 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of discount on the 2024 Notes, amortization of the debt issuance costs on the term loan, amortization of fair value adjustment in connection with the acquisition of Oclaro, impairment charges, net of unrealized gain on derivative liability and other non-cash items) and $52.1 million of changes in our operating assets and liabilities, offset by our net loss of $36.4 million.
Cash used in investing activities of $779.7 million during the year ended June 29, 2019, was primarily attributable to $619.8 million paid to acquire all outstanding shares of common stock of Oclaro, net of cash received through the acquisition of Oclaro. In addition, we had capital expenditures of $166.0 million (mainly attributable to the purchase of the property for $54.6 million), payment for asset acquisition of $1.3 million, purchases of short-term investments, net of sales of $18.1 million, offset by proceeds from sales of product lines of $25.5 million.
Cash provided by financing activities of $485.1 million during the year ended June 29, 2019, primarily resulted from $490.8 million of proceeds from a term loan, net of debt issuance costs, used to partially finance the Oclaro acquisition, offset by the repayment of a term loan of $2.5 million. In addition, we received $9.3 million from the issuance of common stock under our employee stock plan, offset by the repayment of capital lease obligations of $8.8 million, tax payments related to restricted stock of $2.4 million, a payment of an acquisition related holdback of $1.0 million, and dividend payments on our Series A Preferred Stock of $0.7 million.
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
Cash provided by operating activities was $85.0 million for the year ended July 1, 2017, primarily resulting from $102.5 million of net loss and $199.4 million of non-cash items such as depreciation, stock-based compensation, amortization of intangibles and unrealized loss on derivative liabilities, the impact of which was offset by changes in excess tax benefit associated with stock-

based compensation. In addition, changes in our operating assets and liabilities of $11.9 million related primarily to an increase in inventories of $41.7 million and a decrease in accounts payable of $16.9 million related to non-cash items such as $10.0 million unpaid property, plant and equipment, offset by a decrease in income taxes, net of $42.7 million.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of June 29, 2019, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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
In March 2018, we entered into the Merger Agreement with Oclaro. On December 10, 2018, we completed the merger. In accordance with the terms of the Merger Agreement, each issued and outstanding share of Oclaro common stock was automatically converted into the right to receive (i) $5.60 in cash and (ii) 0.0636 of a share of Lumentum common stock. The total transaction consideration was $1.4 billion, funded through a combination of the issuance of Lumentum common stock, new debt obtained through the Term Loan facility, and cash balances of the combined company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the fiscal years ended June 29, 2019, June 30, 2018, and July 1, 2017, we recorded unrealized gain (loss) of $(0.6) million, $(0.3) million, and $0.6 million, respectively, in interest and other income (expense), net in the consolidated statements of operations.
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
Interest Rate Fluctuation Risk
As of June 29, 2019, we had cash, cash equivalents, and short-term investments of $768.5 million. Cash equivalents and short-term investments are primarily comprised of highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of June 29, 2019, the weighted-average life of our investment portfolio was approximately seven months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 29, 2019, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.2 million, and a hypothetical increase or decrease of 0.5% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.1 million.
A hypothetical increase or decrease of 0.5% (50 basis points) in interest rates would have resulted in an approximate $2.5 million increase or decrease in our interest expense for the year on the Term Loan Facility.
Bank Liquidity Risk
As of June 29, 2019, we had approximately $213.8 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

ITEM 8. FINANCIAL STATEMENTS AND SUMMARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lumentum Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 29, 2019 and June 30, 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows, and redeemable convertible preferred stock and stockholders’ equity for each of the three years in the period ended June 29, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 27, 2019

We have served as the Company's auditor since 2017.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Net revenue	$1,565.3	$1,247.7	$1,001.6
Cost of sales	1,092.9	812.4	677.0
Amortization of acquired intangibles	46.5	3.2	6.5
Gross profit	425.9	432.1	318.1
Operating expenses:
Research and development	184.6	156.8	148.3
Selling, general and administrative	200.3	128.2	110.2
Restructuring and related charges	31.9	7.2	12.0
Impairment charges	30.7	—	—
Total operating expenses	447.5	292.2	270.5
Income/(loss) from operations	(21.6)	139.9	47.6
Unrealized gain (loss) on derivative liability	8.8	(0.8)	(104.2)
Interest expense	(36.3)	(18.2)	(5.5)
Other income (expense), net	15.8	8.5	2.3
Income/(loss) before income taxes	(33.3)	129.4	(59.8)
Provision for (benefit from) income taxes	3.1	(118.7)	42.7
Net income/(loss)	$(36.4)	$248.1	$(102.5)

Items reconciling net income/(loss) to net income/(loss) attributable to common stockholders:
Less: Cumulative dividends on Series A Preferred Stock	(0.3)	(0.9)	(0.9)
Less: Earnings allocated to Series A Preferred Stock	(1.2)	(5.7)	—
Net income/(loss) attributable to common stockholders - Basic	$(37.9)	$241.5	$(103.4)
Net income/(loss) attributable to common stockholders - Diluted	$(37.9)	$241.5	$(103.4)

Net income/(loss) per share attributable to common stockholders:
Basic	$(0.54)	$3.88	$(1.71)
Diluted	$(0.54)	$3.82	$(1.71)

Shares used to compute net income/(loss) per share attributable to common stockholders:
Basic	70.7	62.3	60.6
Diluted	70.7	63.3	60.6

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Net income/(loss)	$(36.4)	$248.1	$(102.5)
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(0.6)	(0.2)	(1.2)
Net change in unrealized gain (loss) on available-for-sale securities	2.5	(1.6)	—
Net change in defined benefit obligations	(1.2)	0.8	(0.8)
Other comprehensive income (loss), net of tax	0.7	(1.0)	(2.0)
Comprehensive income (loss), net of tax	$(35.7)	$247.1	$(104.5)

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 29, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$432.6	$397.3
Short-term investments	335.9	314.2
Accounts receivable, net	238.0	197.1
Inventories	228.8	174.1
Prepayments and other current assets	97.5	44.5
Total current assets	1,332.8	1,127.2
Property, plant and equipment, net	433.3	306.9
Goodwill	368.9	11.3
Other intangible assets, net	395.4	7.0
Deferred income taxes	169.6	125.6
Other non-current assets	16.6	3.5
Total assets	$2,716.6	$1,581.5
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160.8	$126.5
Accrued payroll and related expenses	42.3	31.5
Accrued expenses	46.7	33.9
Term loan, current	5.0	—
Other current liabilities	39.2	22.1
Total current liabilities	294.0	214.0
Convertible notes	351.9	334.2
Term loan, non-current	484.0	—
Derivative liability	—	52.4
Deferred tax liability	55.9	0.3
Other non-current liabilities	33.7	18.7
Total liabilities	1,219.5	619.6
Commitments and contingencies (Note 19)
Redeemable convertible preferred stock:
Non-controlling interest redeemable convertible Series A Preferred Stock, $0.001 par value, 10,000,000 authorized shares; zero and 35,805 shares issued and outstanding as of June 29, 2019 and June 30, 2018, respectively	—	35.8
Total redeemable convertible preferred stock	—	35.8
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 76,653,478 and 62,790,087 shares issued and outstanding as of June 29, 2019 and June 30, 2018, respectively	0.1	0.1
Additional paid-in capital	1,360.8	753.2
Retained earnings	129.1	166.4
Accumulated other comprehensive income	7.1	6.4
Total stockholders’ equity	1,497.1	926.1
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$2,716.6	$1,581.5

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES:
Net income/(loss)	$(36.4)	$248.1	$(102.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	102.9	74.0	54.2
Stock-based compensation	60.7	46.8	32.7
Unrealized (gain) loss on derivative liability	(8.8)	0.8	104.2
Amortization of acquired intangibles	54.6	3.2	6.8
Loss on disposal of property, plant and equipment	2.2	0.6	0.2
Excess tax benefit associated with stock-based compensation	—	—	(3.8)
Impairment charges	30.7	—	—
Amortization of discount on 0.25% Convertible Notes due 2024	17.7	16.7	5.1
Amortization of debt issuance costs on term loan	0.8	—	—
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	54.6	—	—
Amortization of favorable/unfavorable leases	0.5	—	—
Release of valuation allowance, net	—	(124.0)	—
Other non-cash (income) expenses	(1.5)	0.4	—
Changes in operating assets and liabilities:
Accounts receivable	27.7	(30.8)	4.2
Inventories	40.6	(7.7)	(41.7)
Prepayments and other current and non-currents assets	(10.8)	6.1	(7.4)
Income taxes, net	(5.6)	(7.3)	42.7
Accounts payable	(10.6)	4.8	(16.9)
Accrued payroll and related expenses	(0.1)	3.9	1.0
Accrued expenses and other current and non-current liabilities	10.9	11.9	6.2
Net cash provided by operating activities	330.1	247.5	85.0
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(166.0)	(93.2)	(138.1)
Proceeds from sale of product lines	25.5	—	—
Acquisition of business, net of cash acquired	(619.8)	—	(5.1)
Payment for asset acquisition	(1.3)	—	—
Purchases of short-term investments	(269.7)	(634.3)	(290.7)
Proceeds from maturities and sales of short-term investments	251.6	600.5	8.2
Net cash used in investing activities	(779.7)	(127.0)	(425.7)
FINANCING ACTIVITIES:
Proceeds from the issuance of 0.25% Convertible Senior Notes due 2024, net of issuance costs	—	—	442.3
Excess tax benefit associated with stock-based compensation	—	—	3.8
Tax payments related to restricted stock	(2.4)	—	—
Payment of dividends - Series A Preferred Stock	(0.7)	(0.7)	(0.9)
Payment of acquisition related holdback	(1.0)	—	—
Proceeds from employee stock plans	9.3	9.2	8.1
Proceeds from term loan, net of debt issuance costs	490.8	—	—
Repayment of term loan	(2.5)	—	—
Repayment of capital lease obligations	(8.8)	(6.4)	—
Proceeds from the exercise of stock options	0.4	1.7	3.4

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Net cash provided by financing activities	485.1	3.8	456.7
Effect of exchange rates on cash and cash equivalents	(0.2)	0.1	(0.2)
Increase in cash and cash equivalents	35.3	124.4	115.8
Cash and cash equivalents at beginning of period	397.3	272.9	157.1
Cash and cash equivalents at end of period	$432.6	$397.3	$272.9

Supplemental disclosure of cash flow information:
Cash paid for taxes	$8.7	$12.7	9.5
Cash paid for interest	15.1	1.3	—

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$14.3	$17.2	18.4
Equipment acquired under capital lease	—	15.6	—
Issuance of common stock upon conversion of Series A Preferred Stock	79.4	—	—
Net transfer of assets from property plant and equipment to assets held-for-sale	4.9	—	—
Issuance of common stock and replacement awards in connection with Oclaro acquisition	460.1	—	—
See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions)

	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 2, 2016	—	$35.8	59.6	$0.1	$467.7	$20.2	$9.4	$497.4
Net income (loss)	—	—	—	—	—	(102.5)	—	(102.5)
Other comprehensive income (loss)	—	—	—	—	—	—	(2.0)	(2.0)
Declared dividend for preferred stock	—	—	—	—	—	(0.9)	—	(0.9)
Reclassification of 2024 Notes derivative liability in connection with cash settlement condition	—	—	—	—	192.8	—	—	192.8
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.6	—	(12.2)	—	—	(12.2)
ESPP shares issued	—	—	0.3	—	8.1	—	—	8.1
Stock-based compensation	—	—	—	—	34.3	—	—	34.3
Excess tax benefit associated with stock-based compensation	—	—	—	—	3.8	—	—	3.8
Balance as of July 1, 2017	—	$35.8	61.5	$0.1	$694.5	$(83.2)	$7.4	$618.8
Net income (loss)	—	—	—	—	—	248.1	—	248.1
Other comprehensive income (loss)	—	—	—	—	—	—	(1.0)	(1.0)
Declared dividend for preferred stock	—	—	—	—	—	(0.9)	—	(0.9)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.1	—	1.7	—	—	1.7
ESPP shares issued	—	—	0.2	—	9.2	—	—	9.2
Stock-based compensation	—	—	—	—	47.6	—	—	47.6
Cumulative effect of stock compensation accounting change	—	—	—	—	0.2	2.4	—	2.6
Balance as of June 30, 2018	—	$35.8	62.8	$0.1	$753.2	$166.4	$6.4	$926.1
Net income (loss)	—	—	—	—	—	(36.4)	—	(36.4)
Other comprehensive income (loss)	—	—	—	—	—		0.7	0.7
Declared dividend for preferred stock	—	—	—	—	—	(0.3)	—	(0.3)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.1	—	(0.4)	—	—	(0.4)
Issuance of shares pursuant to merger agreement, net of tax withholdings	—	—	11.0	—	460.1	—	—	460.1
ESPP shares issued	—	—	0.3	—	9.3	—	—	9.3

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions)

Stock-based compensation	—	—	—	—	59.2	—	—	59.2
Cumulative-effect adjustment for adoption of Topic 606	—	—	—	—	—	(0.6)	—	(0.6)
Conversion of preferred stock to common stock	—	(35.8)	1.5	—	79.4	—	—	79.4
Balance as of June 29, 2019	—	$—	76.7	$0.1	$1,360.8	$129.1	$7.1	$1,497.1
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
Basis of Presentation
The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation, business combinations, and goodwill.
On December 10, 2018, we completed our merger with Oclaro, Inc. (“Oclaro”), a provider of optical components and modules for the long-haul, metro and data center markets. Our consolidated financial statements include the operating results of Oclaro for the period from the date of acquisition through June 29, 2019. Refer to “Note 5. Business Combination” for further discussion of the merger.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2019 and 2018 ended on June 29, 2019 and June 30, 2018, respectively, and were 52-week years. Our fiscal 2017 ended on July 1, 2017 and was a 53-week year.
Principles of Consolidation
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
Certain prior period amounts have been reclassified to conform to the current year presentation. For fiscal 2018, we have reclassified $20.5 million of capitalized manufacturing overhead from prepayments and other current assets to inventory work in process to conform to current period presentation. Refer to “Note 9. Balance Sheet Details”.
Related Party Transactions
Since October 2017, all transactions with Viavi were no longer related party transactions, as Viavi held less than 5% of our total shares outstanding. During fiscal year 2017, we recognized revenue of $3.6 million from products sold to Viavi, recorded $0.5 million in research and development cost reimbursement, and $0.7 million in sublease rental income. During fiscal year 2017, we also recorded $0.6 million in other income, which resulted from a tax indemnification agreement between Lumentum and Viavi.
Summary of Significant Accounting Policies
Our significant accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. We believe that of our significant accounting policies described below, certain accounting

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

policies involve a greater degree of judgment and complexity and are the most critical to aid in fully understanding and evaluating our consolidated financial statements. These policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation, business combinations, and goodwill. During fiscal year 2019, we removed valuation of derivative liability from the list of critical accounting policies and estimates due to the conversion of the Series A Preferred Stock to common stock on November 2, 2018. Refer to “Note 12. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” for more details. For a description of our critical accounting policies, also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Critical Accounting Policies and Estimates.
Cash and Cash Equivalents
We consider highly-liquid fixed income securities with original maturities of three months or less at the time of purchase to be cash equivalents. As of fiscal year ended June 29, 2019, cash and cash equivalents mainly consist of commercial papers, money market funds, and U.S. Treasury securities. As of fiscal year ended June 30, 2018, our cash and cash equivalents did not include any investments with original maturities of three months or less.
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
Basic and Diluted Net Income (Loss) per Common Share
Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, preferred stock, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.
Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Series A Preferred Stock was considered a participating security where the holders of Series A Preferred Stock had the right to participate in undistributed earnings with holders of common stock. On November 2, 2018, the remaining 35,805 shares of our Series A Preferred Stock were converted into 1.5 million shares of our common stock. Refer to “Note 12. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” for further discussion. Prior to conversion, the holders of our Series A Preferred Stock were entitled to share in dividends, on an as-converted basis, if the holders of our common stock were to receive dividends. Up through the date of conversion, we used the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted earnings per common share is calculated similar to basic earnings per common share except that it gives effect to all potentially dilutive common stock equivalents outstanding for the period, using the treasury stock method.
In March 2017, we issued $450 million in aggregate principal amount of 0.25% Convertible Senior Notes due in 2024 (the “2024 Notes”). We have the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62. Refer to “Note 13. Convertible Notes” for details.
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
Adoption of Topic 606
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Transaction Price Allocated to the Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performances obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment. A portion of our revenue arises from vendor managed inventory arrangements where the timing and volume of customer utilization is difficult to predict.
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of June 29, 2019 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance Obligations	$446.1	$7.0	$—	$453.1
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
Shipping and Handling Costs

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contract Balances
The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits, and are included in other current liabilities within our consolidated balance sheet. Payment terms vary by customer. The time between invoicing and when payment is due is not significant.
The following table reflects the changes in contract balances as of June 29, 2019 (in millions, except percentages):

Contract balances	Balance sheet location	June 29, 2019	June 30, 2018	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$238.0	$197.1	$40.9	20.8%
Deferred revenue and customer deposits	Other current liabilities	$2.9	$2.8	$0.1	3.6%
Disaggregation of Revenue
We disaggregate revenue by geography and by product. Refer to “Note 20. Operating Segments and Geographic Information” for a presentation of disaggregated revenue. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our Chief Operating Decision Maker to manage the business.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method generally over the following estimated useful lives of the assets: 10 to 40 years for building and improvements, 3 to 5 years for machinery and equipment, and 2 to 5 years for furniture, fixtures, software and office equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.
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
Intangible Assets
Intangible assets consist primarily of intangible assets purchased through acquisitions. Purchased intangible assets include acquired developed technologies (developed and core technology), customer relationships, in-process research and development, and order backlog. Intangible assets, with the exception of customer relationships and order backlog, are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. Customer relationships and order backlog are amortized using an accelerated method of amortization over the expected customer lives, which more accurately reflects the pattern of realization of economic benefits expected to be obtained.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During fiscal 2019, 2018 and 2017, several customers generated more than 10% of total net revenue. Refer to “Note 20. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements.
Our accounts receivable was concentrated with three customers as of June 29, 2019, who represented 17%, 17% and 10% of gross accounts receivable, respectively, compared with two customers as of June 30, 2018, who represented 11% and 10% of gross accounts receivable, respectively.
We rely on a limited number of suppliers for a number of key components contained in our products. We also rely on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies contained in our products.
We generally use a rolling twelve months forecast based on anticipated product orders, customer forecasts, product order history and backlog to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If the forecast does not meet or if it exceeds actual demand, we may have excess or shortfalls of some materials and components, as well as excess inventory purchase commitments. We could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on our results of operations.
Foreign Currency Translation
Concurrent with the acquisition of Oclaro on December 10, 2018, we established the functional currency for our worldwide operations as the U.S. dollar. The change in our functional currency is a result of significant changes in economic facts and circumstances, primarily the acquisition of Oclaro, a U.S. dollar-denominated functional currency company. The combined business, which requires the integration of our supply chain, manufacturing operations and sales organization, will predominantly use the U.S. dollar, including when negotiating customer and major supplier contracts.
Translation adjustments reported prior to December 10, 2018, remain as a component of accumulated other comprehensive income in our consolidated balance sheet. The translated values for any non-monetary assets and liabilities as of December 10, 2018 become the new accounting basis for those assets. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Foreign currency re-measurement gains (losses) are included in interest and other income (expense), net.
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
Restructuring Accrual
Costs associated with restructuring activities are recognized when they are obligated. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. We recognize a liability for post-employment benefits for workforce reductions related to restructuring activities when payment is probable and the amount is reasonably estimable. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. Refer to “Note 14. Restructuring and Related Charges” in the Notes to Consolidated Financial Statements.
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
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (Topic 606), which amended the existing accounting standards for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting periods beginning after December 15, 2017. On July 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts that are not completed contracts at the date of initial adoption (i.e., July 1, 2018). Results for reporting periods after July 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The adoption of Topic 606 did not have a material impact on the nature and timing of our revenues, consolidated statements of operations, cash flows and balance sheets and therefore, we do not present results for the year ended June 29, 2019 under Topic 605. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the changes in our accounting policies due to adoption of Topic 606.
Select consolidated balance sheet line items, as if we had adopted Topic 606 prior to July 1, 2018 are summarized below as of the periods presented (in millions):

	June 30, 2018	Adjustments	July 1, 2018
Assets:
Accounts receivable, net	$197.1	$0.6	$197.7
Inventories	174.1	(1.2)	172.9
Stockholders’ equity:
Retained earnings	$166.4	$(0.6)	$165.8
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amendments contained in ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. We adopted ASU 2016-15 on July 1, 2018 on a prospective basis. The application of ASU 2016-15 will have a material impact on our consolidated financial statements if we elect to settle the principal amounts of our 2024 Notes (refer to “Note 13. Convertible Notes”) in cash, and upon the repayment of the term loan (refer to “Note 7. Term Loan Facility”). The principal repayment will be bifurcated between (i) cash outflows for operating activities of $146.9 million for the portion related to accreted interest attributable to debt discount, and (ii) financing activities for the remainder of $803.1 million.
In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements: inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU 2017-01 provides a clarifying test to determine when a set of assets and activities is not a business. Primarily, the test requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU 2017-01 are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We adopted ASU 2017-01 on July 1, 2018 on a prospective basis. The implementation of ASU 2017-01 did not have an impact on our consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2016, FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets other than Inventory. The new guidance removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new guidance became effective for us in the first quarter of our fiscal 2019. The adoption of ASU 2016-16 did not have a material impact on our consolidated financial statements.
In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Implementation costs capitalized must be expensed over the term of the hosting arrangement, including the period covered by an option to extend the arrangement. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted, including adoption in any interim period, for all entities. We early adopted ASU 2018-15, which did not have a material impact on our consolidated financial statements.
In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. Among the amendments is the requirement to present the changes in stockholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated statement of operations is required to be filed. The final rule was effective on November 5, 2018. The Company adopted the final rule in our third quarter of fiscal 2019, and has included a reconciliation of the changes in statements of redeemable convertible preferred stock and stockholders' equity in the Form 10-Q for the fiscal quarter ended March 30, 2019 filed with the Securities and Exchange Commission.
Accounting Pronouncements Not Yet Effective
In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for defined benefit pension plans and other postretirement benefit plans. The new guidance is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. ASU 2018-14 should be applied retrospectively to all periods presented and is effective for us in our fiscal 2021. We are currently evaluating the impact of ASU 2018-14 on our consolidated financial statements and related disclosures.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. ASU 2018-13 requires that certain of the amendments be applied prospectively, while other amendments should be applied retrospectively to all periods presented. ASU 2018-13 is effective for us in our first quarter of fiscal 2021. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements and related disclosures.
In February 2018, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2018-02 is effective for us in the first quarter of fiscal 2020. The implementation of ASU 2018-02 will not have a material impact on our consolidated financial statements and related disclosures.
In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments contained in ASU 2017-04 are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, which should be applied prospectively. ASU 2017-14 is effective for us in our first quarter of fiscal 2020. The implementation of ASU 2017-04 will not have a material impact on our consolidated financial statements and related disclosures.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments, ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, Topic 326).

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted. ASU 2016-13 is effective for us in our fiscal 2021. We are currently evaluating the impact of the adoption of Topic 326 on our consolidated financial statements and related disclosures.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new guidance contained in Topic 842 is effective for annual periods beginning after December 15, 2018, including interim periods within those periods, with early adoption permitted. The standard is effective for us in our first quarter of fiscal 2020 and provides an optional transition method that allows entities to apply the standard prospectively, with any cumulative-effect adjustment recorded to opening retained earnings in the period of adoption. We will adopt the new standard using this optional transition method. We have elected the practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs for contracts that existed prior to adoption date. We have also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We expect to recognize operating lease right-of-use assets between $90.0 million to $100.0 million and operating lease liabilities between $80.0 million to $90.0 million on our condensed consolidated balance sheet as of the date of adoption, June 30, 2019. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing asset recognized in relation to the favorable terms of an operating lease acquired through a business combination offset by our deferred rent balances. Our accounting for finance leases is not expected to change substantially from the legacy Topic 840. Other than disclosed, we do not expect the new standard to have a material impact on our remaining consolidated financial statements.
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in millions, except per share data):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Basic Earnings per Common Share
Net income/(loss)	$(36.4)	$248.1	$(102.5)
Less: Cumulative dividends on Series A Preferred Stock	(0.3)	(0.9)	(0.9)
Less: Earnings allocated to Series A Preferred Stock	(1.2)	(5.7)	—
Net income/(loss) attributable to common stockholders - Basic	$(37.9)	$241.5	$(103.4)

Weighted average common shares outstanding including Series A Preferred Stock	70.7	63.8	62.1
Less: Weighted average Series A Preferred Stock	—	(1.5)	(1.5)
Basic weighted average common shares outstanding	70.7	62.3	60.6
Net income/(loss) per share attributable to common stockholders - Basic	$(0.54)	$3.88	$(1.71)

Diluted Earnings per Common Share
Net income/(loss) attributable to common stockholders - Basic	$(37.9)	$241.5	$(103.4)
Net income/(loss) attributable to common stockholders - Diluted	$(37.9)	$241.5	$(103.4)

Weighted average common shares outstanding for basic earnings per common share	70.7	62.3	60.6
Effect of dilutive securities from 2015 Equity Incentive Plan	—	1.0	—
Effect of dilutive securities from Series A Preferred Stock	—	—	—
Diluted weighted average common shares outstanding	70.7	63.3	60.6
Net income/(loss) per share attributable to common stockholders - Diluted	$(0.54)	$3.82	$(1.71)

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended June 29, 2019 and July 1, 2017, our diluted earnings per share attributable to common stockholders is the same as basic EPS as we are in net loss position. For the year ended June 30, 2018, our diluted earnings per share attributable to common stockholders is calculated using the “treasury stock” method because it is more dilutive than the “if-converted” method.
Our Series A Preferred Stock was considered a participating security where the holders of Series A Preferred Stock had the right to participate in undistributed earnings with holders of common stock. On November 2, 2018, the remaining 35,805 shares of our Series A Preferred Stock were converted into 1.5 million shares of our common stock. Refer to “Note 12. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” for further discussion. Prior to conversion, the holders of our Series A Preferred Stock were entitled to share in dividends, on an as-converted basis, if the holders of our common stock were to receive dividends. Up through the date of conversion, we used the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted earnings per common share is calculated similar to basic earnings per common share except that it gives effect to all potentially dilutive common stock equivalents outstanding for the period, using the treasury stock method. Diluted earnings per common share is computed using the more dilutive of the treasury stock method or the if-converted method.
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
As of June 29, 2019 and June 30, 2018, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign currency translation adjustments, net of tax	Defined benefit obligations, net of tax (1)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 2, 2016	$11.7	$(2.3)	$—	$9.4
Other comprehensive income (loss)	(1.2)	(0.8)	—	(2.0)
Beginning balance as of July 1, 2017	10.5	(3.1)	—	7.4
Other comprehensive income (loss)	(0.2)	0.8	(1.6)	(1.0)
Ending balance as of June 30, 2018	10.3	(2.3)	(1.6)	6.4
Other comprehensive income (loss)	(0.6)	(1.2)	2.5	0.7
Ending balance as of June 29, 2019	$9.7	$(3.5)	$0.9	$7.1
(1) Refer to “Note 18. Employee Benefit Plans” in the Notes to Consolidated Financial Statements on the computation of net periodic cost for pension plans.
Note 5. Business Combination

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 10, 2018, we acquired all of the outstanding common stock of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. Oclaro’s products provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications. This acquisition strengthens our product portfolio, including gaining Oclaro’s indium phosphide laser and photonic integrated circuit and coherent component and module capabilities; broadens our revenue mix; and positions us strongly to meet the future needs of our customers.
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
The total transaction consideration was $1.4 billion, which was funded by the issuance of Lumentum common stock, new debt, and cash balances of the combined company. We also recorded $18.3 million in acquisition-related costs in the year ended June 29, 2019, representing professional and other direct acquisition costs. These costs are recorded within selling, general and administrative operating expense and within interest and other income (expense), net in our consolidated statements of operations. The Company also incurred $9.3 million of debt financing costs which has been recorded as a contra liability. “Refer to Note 7. Term Loan Facility.”
From the acquisition date, Oclaro contributed $250.1 million of our consolidated net revenue for the year ended June 29, 2019. Due to the continued integration of the combined businesses, it is impractical to determine Oclaro’s contribution to our net income.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Purchase Price Allocation
	Previously Reported December 10, 2018 (Provisional)	Measurement Period Adjustments	As Adjusted June 29, 2019
Cash and cash equivalents	$345.0	$—	$345.0
Accounts receivable, net	68.0	—	68.0
Inventories	153.2	1.8	155.0
Prepayments and other current assets	33.7	—	33.7
Property, plant and equipment, net	128.6	6.1	134.7
Intangibles	444.0	—	444.0
Deferred income tax asset	54.1	(11.5)	42.6
Other non-current assets	16.6	—	16.6
Accounts payable	(57.8)	—	(57.8)
Accrued payroll and related expenses	(11.4)	—	(11.4)
Accrued expenses	(8.3)	—	(8.3)
Other current liabilities	(8.1)	2.0	(6.1)
Deferred tax liability	(55.8)	(20.0)	(75.8)
Other non-current liabilities	(10.3)	(2.6)	(12.9)
Goodwill	333.4	24.2	357.6
Total purchase price	$1,424.9	$—	$1,424.9
The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-Q for the quarter ended December 29, 2018. The measurement period adjustments were primarily related to the sale of several product lines within our Datacom business based in Sagamihara, Japan and the transfer of related employees to Cambridge Industries Group (“CIG”). This business was acquired on December 10, 2018 as part of the acquisition of Oclaro. These assets and liabilities were recorded at fair value less cost to sell and the adjustments to fair value were recorded as measurement period adjustments. The measurement period adjustments also included tax adjustment of $31.5 million upon the completion of additional analysis involving refining the amount of Oclaro’s tax attributes that may be utilizable going forward, deferred tax asset valuation allowances, and the effects of the Tax Act.
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
Goodwill and intangibles have been assigned to the OpComms segment. The preliminary goodwill of $357.6 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies, and other benefits that are expected to be generated by combining Lumentum and Oclaro. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. See “Note 6. Goodwill and Other Intangible Assets” for more information on goodwill and IPR&D.
During the second quarter of fiscal 2019, we recorded $20.9 million in restructuring and stock-based compensation expense in our consolidated statements of operations, attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and benefits upon an involuntary termination of employment, including following a change in control of Oclaro. The payments and benefits payable under these arrangements in the event of a change in control of Oclaro are subject to a “double trigger,” meaning that both a change in control of Oclaro and a subsequent involuntary termination of employment by Lumentum are required. In other words, the change in control of Oclaro does not by itself trigger any payments or benefits. Instead, payments and benefits are paid only if the employment of the employee is subsequently terminated without “cause” (or the employee resigns for “good reason”) during a specified period following the change in control. We incurred total expense of $20.9 million during the second quarter of fiscal 2019, of which $5.7 million relates to cash severance as part of our restructuring expense which is recorded within restructuring and related charges in our consolidated statements of operations (refer to “Note 14. Restructuring and Related Charges”) and $15.2 million relates to the acceleration of equity awards which is recorded within both cost of sales and selling, general and administrative expense, in our consolidated statements of operations (refer to “Note 17. Stock-Based Compensation and Stock Plans”).
We continually evaluate our existing portfolio of businesses to maximize long-term shareholder value. As discussed above, we sold several product lines within our Datacom business based in Sagamihara, Japan along with the transfer of the related employees to CIG for $25.5 million in net cash. The disposition was completed on April 18, 2019. This business did not meet the criteria for assets held-for-sale under the relevant accounting guidance as of December 10, 2018, the date of our acquisition of Oclaro, in our purchase price allocation. The assets and liabilities transferred to CIG were $33.5 million and $7.0 million, respectively.
Assets and liabilities transferred as a result of this disposition on April 18, 2019 were as follows (in millions):

Assets:
Cash	$1.0
Inventories	4.8
Other Intangible assets	1.0
Property, plant and equipment, net	26.7
Total	$33.5

Liabilities:
Retirement obligation	$4.9
Capital lease obligation	0.8
Other liabilities	1.3
Total	$7.0

Net	$26.5
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following supplemental pro forma information presents the combined results of operations for the years ended June 29, 2019 and June 30, 2018, as if Oclaro had been acquired as of the beginning of fiscal year 2018. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of the term loan debt issuance costs. For fiscal year 2018, nonrecurring pro forma adjustments directly attributable to the Oclaro acquisition included (i) restructuring and stock-based compensation expense of $20.9 million, (ii) the purchase accounting effect of inventories acquired of $60.3 million and (iii) transaction costs of $25.5 million.
The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

	Years Ended
	June 29, 2019	June 30, 2018

Net revenue	$1,779.4	$1,790.9
Net income	21.5	156.2
Note 6. Goodwill and Other Intangible Assets
Goodwill
On December 10, 2018, we completed the merger with Oclaro. We recognized goodwill in the amount of $357.6 million for the acquisition of Oclaro and allocated it to our OpComms segment. The following table presents the changes in goodwill by our reportable segments during the years ended June 29, 2019 and June 30, 2018 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 1, 2017	$5.9	$5.5	$11.4
Foreign currency translation adjustment	—	(0.1)	(0.1)
Balance as of June 30, 2018	$5.9	$5.4	$11.3
Acquisition of Oclaro	333.4	—	333.4
Measurement period adjustments (1)	24.2	—	24.2
Balance as of June 29, 2019	$363.5	$5.4	$368.9
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
Other Intangible Assets
In connection with our acquisition of Oclaro on December 10, 2018, we recorded $443.0 million as our preliminary estimate of the fair value of the acquired developed technologies and other intangible assets. The intangible assets acquired from Oclaro consist of the following:

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets	Fair value (in millions)	Weighted average amortization period (in years)
Acquired developed technologies	$182.0	4.4 years
Customer relationships	145.0	8 years
In-process research and development (1)	94.0	n/a
Order backlog	22.0	1 year
Total intangible assets (1)	$443.0
(1) The intangible assets as of June 29, 2019 exclude $1.0 million In-process research and development assets subsequently sold to CIG. Refer to “Note 5. Business Combination”.
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
The following tables present details of our other intangibles, including those acquired in connection with the Oclaro acquisition, as of the periods presented (in millions):

June 29, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$287.5	$(125.2)	$162.3
Customer relationships and order backlog	171.3	(32.2)	139.1
In-process research and development	94.0	—	94.0
Other intangibles	2.7	(2.7)	—
Total intangible assets	$555.5	$(160.1)	$395.4

June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$105.5	$(98.5)	$7.0
Customer relationships	4.3	(4.3)	—
Other intangibles	2.7	(2.7)	—
Total intangible assets	$112.5	$(105.5)	$7.0
The amounts in the tables above include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
During fiscal 2019, 2018, and 2017, we recorded $54.6 million, $3.2 million, and $6.8 million, respectively, of amortization related to intangibles assets.
The following table presents details of amortization for the periods presented (in millions):

	Years ended
	June 29, 2019	June 30, 2018	July 1, 2017
Cost of sales	$46.6	$3.2	$6.5
Selling, general and administrative	8.0	—	0.3
Total	$54.6	$3.2	$6.8

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the carrying amount of our acquired developed technologies and other intangibles, excluding IPR&D, as of June 29, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2020	$71.9
2021	66.3
2022	63.6
2023	40.6
2024	21.8
Thereafter	37.2
Total	$301.4
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
The term loans bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate equal to the highest of (i) the prime rate then in effect, (ii) the federal funds rate, plus 0.50% and (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.0%, subject to a floor of 0.0%, or (b) an adjusted LIBOR rate, subject to a floor of 0.0%. The applicable margin with respect to the initial term loans is equal to 2.50% in the case of LIBOR rate loans and 1.50% in the case of base rate loans. The applicable margin is adjusted following the first full fiscal quarter after the Closing Date, if our first lien net leverage ratio is equal to or less than 0.50:1.00, to 2.25% in the case of LIBOR rate loans and 1.25% in the case of base rate loans. During the year ended June 29, 2019, we recorded and paid a contractual interest expense of $13.8 million related to the term loans, this amount is included in interest and other income (expense), net in our consolidated statements of operations.
The commitment letter with Deutsche Bank required payment of a ticking fee. During the year ended June 29, 2019, we recorded a total ticking fee of $2.7 million. This ticking fee is included in interest and other income (expense), net in our consolidated statements of operations. During the year ended June 29, 2019, we paid $2.5 million of principal on the term loan.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

all of the assets of Lumentum and Lumentum’s subsidiary guarantors (other than customarily excluded assets) pursuant to a Pledge and Security Agreement, dated as of December 10, 2018, by and among Lumentum and Deutsche Bank.
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of Lumentum and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, and enter into transactions with affiliates, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require the immediate payment of all obligations under the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. As of June 29, 2019, we were in compliance with all of the covenants.
We incurred $9.3 million of debt issuance costs in connection with the Term Loan Facility which were capitalized and recorded as a contra liability in our consolidated balance sheet. These costs will be amortized to interest expense using the effective interest rate method from the issuance date of December 10, 2018, through the end of the term of the loan. As of June 29, 2019, the effective interest rate is 5.20% and the stated interest rate is 4.94%.
The following table sets forth balance sheet information related to the term loan as of June 29, 2019 (in millions):

June 29, 2019
Principal	$500.0
Repayment of principal	(2.5)
Unamortized value of the debt issuance costs	(8.5)
Net carrying value	$489.0

Term loan, current	$5.0
Term loan, non-current	484.0
The following table sets forth interest expense information related to the term loan, including interest expense associated with the ticking fee, for the periods presented (in millions):

Years Ended
June 29, 2019
Contractual interest expense	$13.8
Ticking fee	2.7
Amortization of the debt issuance costs	0.8
Total interest expense	$17.3
Note 8. Asset Acquisition
On March 30, 2018, we entered into a Transition Services Agreement (“TSA”) with one of our contract manufacturers to wind down the production of our products at their facility in China and to facilitate an orderly transition of manufacturing to either our manufacturing facility in Thailand or our third party contract manufacturers, including the purchase of the manufacturing equipment. Under the terms of the TSA, we are required to pay $5.3 million in cash upon completion of certain milestones related to the purchase of equipment. During the year ended June 29, 2019, we paid $1.3 million and accrued $4.0 million for the manufacturing equipment acquired under this TSA. Entire contract consideration of $5.3 million is included in machinery and equipment within property, plant and equipment in our consolidated balance sheet as of June 29, 2019.
We are also required to share cost of retention and severance, and to reimburse for certain other direct and indirect costs incurred by our contract manufacturer for transition services provided. These costs are expensed as incurred. We have now fully exited from operations with this contract manufacturer.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Balance Sheet Details
Accounts receivable allowances
As of June 29, 2019 and June 30, 2018, our accounts receivable allowance balance was $4.5 million and $2.6 million respectively.
Inventories
The components of inventories were as follows (in millions):

	June 29, 2019	June 30, 2018
Raw materials and purchased parts	$78.3	$20.9
Work in process (1)	72.5	55.0
Finished goods	78.0	98.2
Inventories (2)	$228.8	$174.1
(1) For fiscal 2018, we have reclassified $20.5 million of capitalized manufacturing overhead from prepayments and other current assets to inventory work in process to conform to current period presentation.
(2) The inventory balance as of June 29, 2019 includes $5.7 million, net of amortization, related to the inventory step-up adjustment from the Oclaro acquisition.
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	June 29, 2019	June 30, 2018
Prepayments	$32.4	$19.5
Advances to contract manufacturers	8.7	14.0
Value added tax receivable	11.9	4.0
Vendor receivable	36.3	4.3
Assets held-for-sale	4.9	—
Other current assets	3.3	2.7
Prepayments and other current assets	$97.5	$44.5

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	June 29, 2019	June 30, 2018
Land	$44.2	$10.6
Buildings and improvement	103.7	55.1
Machinery and equipment (1)	516.5	463.6
Computer equipment and software	25.4	26.3
Furniture and fixtures	4.9	2.2
Leasehold improvements	31.2	25.8
Construction in progress	46.8	52.6
	772.7	636.2
Less: Accumulated depreciation (1)	(339.4)	(329.3)
Property, plant and equipment, net	$433.3	$306.9
(1) Included in the table above are our capital lease assets of $16.0 million, gross and $11.2 million in accumulated depreciation as of June 29, 2019, and $15.6 million, gross and $5.2 million in accumulated depreciation as of June 30, 2018.
In fiscal 2019, we purchased a property in San Jose, California for $54.6 million settled in cash. We plan to relocate our corporate headquarters to this new San Jose location by the end of the calendar year 2019. The preliminary allocations of value were $21.7 million to buildings and improvements and $32.9 million to the land. The total amount of $54.6 million is included in our property, plant and equipment, gross as of June 29, 2019.
During fiscal 2019, 2018 and 2017, we recorded depreciation expense of $102.9 million, $74.0 million, and $54.2 million, respectively.
Our construction in progress primarily includes machinery and equipment which we expect to place in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	June 29, 2019	June 30, 2018
Warranty accrual (1)	$7.5	$6.6
Restructuring accrual and related charges (2)	14.6	1.9
Deferred revenue and customer deposits	2.9	2.8
Capital lease obligation (3)	0.4	7.3
Income tax payable (4)	8.7	0.7
Other current liabilities	5.1	2.8
Other current liabilities	$39.2	$22.1
(1) Refer to “Note 19. Commitments and Contingencies.”
(2) Refer to “Note 14. Restructuring and Related Charges.”
(3) In addition to the $0.4 million of capital lease obligations recorded within other current liabilities, we also recorded $0.4 million within accounts payable in the consolidated balance sheet as of June 29, 2019. Refer to “Note 19. Commitments and Contingencies”
(4) Refer to “Note 16. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	June 29, 2019	June 30, 2018
Asset retirement obligation	$4.5	$2.7
Pension and related accruals (1)	7.9	3.5
Deferred rent	2.2	2.6
Unrecognized tax benefit	18.7	6.1
Capital lease obligation	—	0.4
Other non-current liabilities	0.4	3.4
Other non-current liabilities	$33.7	$18.7
(1) In connection with our acquisitions of Oclaro in fiscal 2019 and Time-Bandwidth in fiscal 2014, we assumed defined benefit plans for Japan and Switzerland employees, respectively. As of June 29, 2019, the projected benefit obligations for Japanese and Swiss employees were $2.8 million and $5.0 million, respectively, and were included in other non-current liabilities in our consolidated balance sheet. Refer to “Note 18. Employee Benefit Plans” for more details. Pension and related accruals as of June 29, 2019 also include $0.1 million attributable to post-retirement benefits for executives.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 29, 2019:
Cash	$213.8	$—	$—	$213.8
Cash equivalents:
Commercial paper	37.4	—	—	37.4
Money market funds	168.1	—	—	168.1
U.S. Treasury securities	13.3	—	—	13.3
Total cash and cash equivalents	$432.6	$—	$—	$432.6
Short-term investments:
Certificates of deposit	$1.9	$—	$—	$1.9
Commercial paper	22.3	—	—	22.3
Asset-backed securities	54.9	0.2	—	55.1
Corporate debt securities	207.6	0.9	(0.1)	208.4
Municipal bonds	1.3	—	—	1.3
Mortgage-backed securities	6.6	—	—	6.6
Foreign government bonds	6.2	—	—	6.2
U.S. Agency securities	4.6	—	—	4.6
U.S. Treasury securities	29.4	0.1	—	29.5
Total short-term investments	$334.8	$1.2	$(0.1)	$335.9

June 30, 2018:
Cash	$103.6	$—	$—	$103.6
Cash equivalents:
Certificates of deposit	3.0	—	—	3.0
Commercial paper	112.1	—	—	112.1
Money market funds	0.8	—	—	0.8
U.S. Treasury securities	143.6	—	—	143.6
U.S. Agency securities	34.2	—	—	34.2
Total cash and cash equivalents	$397.3	$—	$—	$397.3
Short-term investments:
Certificates of deposit	$7.5	$—	$—	$7.5
Commercial paper	10.5	—	—	10.5
Asset-backed securities	68.0	—	(0.2)	67.8
Corporate debt securities	220.6	0.1	(1.5)	219.2
Municipal bonds	1.6	—	—	1.6
Mortgage-backed securities	4.2	—	—	4.2
Foreign government bonds	3.4	—	—	3.4
Total short-term investments	$315.8	$0.1	$(1.7)	$314.2

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During fiscal 2019, 2018 and 2017, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During fiscal 2019, 2018 and 2017, our other income (expense), net was $15.8 million, $8.5 million, and $2.3 million, respectively, and includes interest income on cash equivalents and short-term investments of $13.9 million, $8.5 million, and $1.1 million, respectively.
The components of other income (expense), net are as follows for the years presented (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Foreign exchange gains (losses), net	(0.6)	(0.3)	0.6
Interest income	13.9	8.5	1.1
Other income (expense), net	2.5	0.3	0.6
Total other income (expense), net	$15.8	$8.5	$2.3
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 29, 2019:
Commercial paper	$—	$—	$—	$—	$—	$—
Asset-backed securities	4.2	—	5.9	—	10.1	—
Corporate debt securities	9.6	—	35.9	(0.1)	45.5	(0.1)
Foreign government bonds	—	—	2.1	—	2.1	—
U.S. government bonds	6.9	—	—	—	6.9	—
Total	$20.7	$—	$43.9	$(0.1)	$64.6	$(0.1)

June 30, 2018:
Certificates of deposit	$5.4	$—	$—	$—	$5.4	$—
Commercial paper	8.5	—	—	—	8.5	—
Asset-backed securities	66.6	(0.2)	0.3	—	66.9	(0.2)
Corporate debt securities	188.6	(1.5)	2.0	—	190.6	(1.5)
Municipal bonds	0.6	—	—	—	0.6	—
U.S. Agency securities	4.0	—	—	—	4.0	—
Foreign government bonds	3.4	—	—	—	3.4	—
Total	$277.1	$(1.7)	$2.3	$—	$279.4	$(1.7)

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table classifies our short-term investments by contractual maturities (in millions):

	June 29, 2019		June 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$178.9	$179.1	$150.1	$149.6
Due in 1 year through 5 years	148.1	149.0	157.2	156.1
Due in 5 years through 10 years	6.0	6.0	6.1	6.1
Due after 10 years	1.8	1.8	2.4	2.4
	$334.8	$335.9	$315.8	$314.2
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
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities for a total purchase consideration of $8.7 million. We estimated the fair value of our Level 3 contingent consideration related to this acquisition at the present value of the expected contingent payments, determined using a probabilistic approach. We estimated the likelihood of meeting the production targets at 90 percent and recorded $2.7 million as fair value of such contingent consideration in other current liabilities on the consolidated balance sheet as of June 29, 2019. This contingent consideration will result in a cash payment of $3.0 million (based on the exchange rate as of the acquisition date), if and when the production targets are achieved, which we expect to occur within the following 12 months. We are required to reassess the fair value of contingent payments on a periodic basis. There was no change in the fair value of our contingent consideration during fiscal 2019, 2018 or 2017.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are mainly classified as Level 2 assets since such funds are not directly traded in active markets. Refer to “Note 18. Employee Benefit Plans.”
Based on quoted market prices as of June 29, 2019, the fair value of the Convertible Notes (“Note 13. Convertible Notes”) was approximately $527.0 million, determined using Level 2 inputs as they are not actively traded in markets.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 29, 2019 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$37.4	$—	$37.4
Money market funds	168.1	—	—	168.1
U.S. Treasury securities	13.3	—	—	13.3
Short-term investments:
Certificates of deposit	—	1.9	—	1.9
Commercial paper	—	22.3	—	22.3
Asset-backed securities	—	55.1	—	55.1
Corporate debt securities	—	208.4	—	208.4
Municipal bonds	—	1.3	—	1.3
Mortgage-backed securities	—	6.6	—	6.6
Foreign government bonds	—	6.2	—	6.2
U.S. Agency securities	—	4.6	—	4.6
U.S. Treasury securities	29.5	—	—	29.5
Total assets	$210.9	$343.8	$—	$554.7
Other accrued liabilities:
Acquisition contingencies	$—	$—	$2.7	$2.7
Total other accrued liabilities	$—	$—	$2.7	$2.7
(1) Excludes $213.8 million in cash held in our bank accounts as of June 29, 2019.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
June 30, 2018: (1)
Assets:
Cash equivalents:
Certificates of deposit	$—	$3.0	$—	$3.0
Commercial paper	—	112.1	—	112.1
Money market funds	0.8	—	—	0.8
U.S. Treasury securities	143.6	—	—	143.6
U.S. Agency securities	—	34.2	—	34.2
Short-term investments:
Certificates of deposit	—	7.5	—	7.5
Commercial paper	—	10.5	—	10.5
Asset-backed securities	—	67.8	—	67.8
Corporate debt securities	—	219.2	—	219.2
Municipal bonds	—	1.6	—	1.6
Mortgage-backed securities	—	4.2	—	4.2
Foreign government bonds	—	3.4	—	3.4
Total assets	$144.4	$463.5	$—	$607.9
Other accrued liabilities:
Derivative liability	$—	$—	$52.4	$52.4
Acquisition contingencies	—	—	2.7	2.7
Total other accrued liabilities	$—	$—	$55.1	$55.1
(1) Excludes $103.6 million in cash held in our bank accounts as of June 30, 2018.
Assets Measured at Fair Value on a Non-Recurring Basis
We periodically review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. If not recoverable, an impairment loss would be calculated based on the excess of the carrying amount over the fair value. During the annual impairment testing performed in fiscal 2019, we concluded that our intangible assets were not impaired.
We also valued certain long-lived assets at fair value on a non-recurring basis as of June 29, 2019 as part of our long-lived asset impairment testing and recorded an impairment charge of $30.7 million during fiscal 2019. Fair value was determined by utilizing a market approach incorporating both observable and unobservable inputs, and are deemed to be Level 3 fair value inputs. Refer to “Note 5. Business Combination” and “Note 15. Impairment Charges.”
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
As of June 30, 2018, the Series A Preferred Stock was referred to as our Non-Controlling Interest Redeemable Convertible Preferred Stock within these consolidated financial statements, and was recorded at $35.8 million.
On October 15, 2018, we issued a 30-day notice of intent to the holders of Series A Preferred Stock to convert all shares of Series A Preferred Stock at a conversion price equal to the Issuance Value divided by $24.63 plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared. On November 2, 2018, we received notice from Amada of their intent to convert the Series A Preferred Stock. Upon the conversion of the 35,805 shares of Series A Preferred

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock, we issued 1.5 million shares of our common stock to Amada and recorded $79.4 million in additional paid in capital in the consolidated balance sheet.
Up through the date of conversion, the Series A Preferred Stock conversion feature is bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. The derivative liability is measured at fair value each reporting period, and at the date of conversion, with the change in fair value recorded in the consolidated statements of operations. We estimated the fair value of the embedded derivative using the binomial lattice model. We applied the binomial lattice model to value the embedded derivative using a “with-and-without method,” where the value of the Series A Preferred Stock, including the embedded derivative, is defined as the “with”, and the value of the Series A Preferred Stock, excluding the embedded derivative, is defined as the “without”. The binomial lattice model requires the following inputs: (i) the Company's common stock price; (ii) conversion price; (iii) term; (iv) yield; (v) recovery rate for the Series A Preferred Stock; (vi) estimated stock volatility; and (vii) risk-free rate. The fair value of the embedded derivative was determined using Level 3 inputs under the fair value hierarchy (unobservable inputs). Changes in the inputs into this valuation model have a material impact in the estimated fair value of the embedded derivative. For example, a decrease (increase) in the stock price and the volatility results in a decrease (increase) in the estimated fair value of the embedded derivative. The changes in the fair value of the bifurcated embedded derivative for the Series A Preferred Stock are primarily related to the change in the price of our common stock and are reflected in the consolidated statements of operations as “Unrealized gain (loss) on derivative liability.”
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
During the years ended June 29, 2019, June 30, 2018, and July 1, 2017, we paid $0.7 million, $0.7 million, and $0.9 million, respectively, in dividends to the holders of Series A Preferred Stock.
Prior to the conversion of the Series A Preferred Stock on November 2, 2018, we marked to market the embedded derivative, resulting in a gain of $8.8 million in our fiscal 2019.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock for the years ended June 29, 2019, June 30, 2018, and July 1, 2017 (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Balance as of beginning of period	$52.4	$51.6	$10.3
Unrealized (gain) loss on the Series A Preferred Stock derivative liability up through the conversion date	(8.8)	0.8	41.3
Settlement of the derivative liability upon conversion of Series A Preferred Stock	(43.6)	—	—
Balance as of end of period	$—	$52.4	$51.6
Note 13. Convertible Notes
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. We incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. We amortize the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes is 5.4% per year. As of June 29, 2019, the remaining debt discount amortization period was 56 months.
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
The 2024 Notes consisted of the following components as of the periods presented (in millions):

Liability component:	June 29, 2019	June 30, 2018
Principal	$450.0	$450.0
Unamortized debt discount	(98.1)	(115.8)
Net carrying amount of the liability component	$351.9	$334.2

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth interest expense information related to the 2024 Notes for the periods presented (in millions, except percentages):

	June 29, 2019	June 30, 2018	July 1, 2017
Contractual interest expense	$1.1	$1.2	$0.4
Amortization of the debt discount	17.7	16.7	5.1
Total interest expense	$18.8	$17.9	$5.5
Effective interest rate on the liability component	5.4%	5.4%	5.4%
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
The following table summarizes the activity of restructuring and related charges during the years ended June 29, 2019 and June 30, 2018 (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Balance as of beginning of period	$1.9	$3.8	$5.7
Charges	31.9	7.2	12.0
Payments	(19.2)	(9.1)	(13.9)
Balance as of end of period	$14.6	$1.9	$3.8
In our effort to continually maximize long-term shareholder value, following our acquisition of Oclaro, on March 5, 2019, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators. A plan to wind down operations over the next couple of quarters was announced to employees in San Donato, Italy. Development and manufacturing will also be discontinued in our San Jose, California manufacturing locations within the next few quarters in order to facilitate our customers’ transition to new products.
We also announced our plan to discontinue the development and manufacturing of future Datacom transceiver products which impacted our Milpitas and Shenzhen Datacom module teams. While we expect strong growth in Datacom volumes in the future, the market at the transceiver level is gross margin challenged due to extreme competition.  Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.
In connection with the restructuring plan and our plans to consolidate our operations, the Company calculated the fair value of the facilities-related charges of $1.6 million based on estimated future discounted cash flows which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate.
During fiscal 2019, we recorded $31.9 million in restructuring and related charges in our consolidated statements of operations.
•During the first quarter of 2019, we recorded $1.3 million of severance costs primarily due to an internal re-organization in order to extend our market leadership position by strengthening product quality, to develop new enabling technologies required to support a winning long-term portfolio roadmap, and to develop commercial proposals and new product introduction (“NPI”) priorities to maintain and grow our position while driving new customer and eco-system partner engagements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•During the second quarter of 2019, we recorded $5.7 million primarily attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment.
•During the third quarter of 2019, we recorded $21.1 million primarily attributable to severance and employee related benefits associated with the wind down of operations for Lithium Niobate modulators and Datacom modules. We also recorded an additional $1.6 million of lease restructuring charges for the former Oclaro corporate headquarters.
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
Note 15. Impairment Charges
The following table summarizes the activity of impairment charges during the years ended June 29, 2019, June 30, 2018, and July 1, 2017 (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Impairment charges	$30.7	$—	$—
As was previously discussed in “Note 14. Restructuring and Related Charges”, we have announced plans to discontinue the development and manufacturing of future Datacom transceiver products. As a result of these actions we recorded an impairment charge of $30.7 million to our Long-lived assets that were not deemed to be useful, were retired from active use and classified as assets held-for-sale. These assets were valued at fair value less cost to sell. We classified the assets within Level 3 of the fair value hierarchy.
In fiscal 2019, we also recorded inventory write down charges of $20.8 million related to the decision to exit the Datacom module and Lithium Niobate product lines in our cost of goods sold of consolidated statements of operations.
These actions do not qualify as discontinued operations for disclosure purposes as they do not represent a strategic shift having a major effect on an entity’s operations and financial results.
Refer to “Note 5. Business Combination”, “Note 9. Balance Sheet Details”, “Note 11. Fair Value Measurements” and “Note 14. Restructuring and Related Charges” for details.
Note 16. Income Taxes
Our income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Domestic	$(21.9)	$37.8	$(78.4)
Foreign	(11.4)	91.6	18.6
Income (loss) before income taxes	$(33.3)	$129.4	$(59.8)

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our income tax (benefit) expense consisted of the following (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Federal:
Current	$13.8	$1.2	$13.7
Deferred	(0.1)	(120.4)	—
	13.7	(119.2)	13.7
State:
Current	0.1	1.0	0.1
Deferred	0.4	(1.3)	—
	0.5	(0.3)	0.1
Foreign:
Current	10.3	1.2	2.1
Deferred	(21.4)	(0.4)	26.8
	(11.1)	0.8	28.9
Total income tax (benefit) expense	$3.1	$(118.7)	$42.7
The comparability of our operating results of fiscal 2019 compared to the corresponding prior year was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law including reducing the U.S. federal statutory tax rate from 35% to 21% and imposing new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of fiscal 2018 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). During the period ended December 29, 2018, we completed our accounting for the Tax Act with no material adjustment to our provisional estimates recorded.
The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate to our income before provision for income taxes as follows (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Income tax (benefit) expense computed at federal statutory rate	$(7.0)	$36.3	$(20.9)
State taxes, net of federal benefit	0.7	(0.5)	0.1
Foreign rate differential	(17.8)	(24.3)	(4.7)
Change in valuation allowance	7.4	(206.0)	21.5
Tax Act - tax rate change	—	80.5	—
Tax credits	(7.1)	(11.0)	(2.9)
Permanent items	(0.6)	(0.8)	0.3
Stock-based compensation	5.9	(1.0)	4.9
Fair value adjustment	0.5	0.2	36.5
Subpart F and GILTI	13.4	2.0	—
Unrecognized tax benefits	4.8	7.9	8.4
Prior year true-up	(0.3)	(1.8)	(0.1)
Other	0.2	(0.2)	(0.4)
Audit settlement	3.0	—	—
Total income tax (benefit) expense	$3.1	$(118.7)	$42.7
Our provision for income taxes for fiscal 2019 increased compared to fiscal 2018 primarily as a result of $206.0 million of income tax benefit related to the release of valuation allowance against our U.S. federal and certain state deferred tax assets and $80.5 million of income tax expense related to the remeasurement of our net deferred tax assets as a result of reduction in the U.S.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

federal corporate tax rate, both of which were recognized during fiscal 2018. Our provision for income taxes was also impacted by the benefit of our foreign income being taxed at lower rates than the U.S. statutory rate, as well as the benefit of research and development tax credits.
The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	June 29, 2019	June 30, 2018
Gross deferred tax assets:
Intangibles	$111.7	$123.3
Tax credit carryforwards	66.5	47.1
Net operating loss carryforwards	134.6	7.1
Inventories	11.3	12.4
Accruals and reserves	19.6	7.2
Fixed assets	32.3	10.1
Capital loss carryforwards	12.1	12.3
Unclaimed research and experimental development expenditure	25.6	25.6
Stock-based compensation	3.4	3.5
Other	—	0.5
Gross deferred tax assets	417.1	249.1
Valuation allowance	(190.3)	(99.4)
Deferred tax assets	226.8	149.7
Gross deferred tax liabilities:
Intangible amortization	(90.8)	(0.8)
Convertible notes	(20.1)	(23.6)
Other	(2.2)	—
Deferred tax liabilities	(113.1)	(24.4)
Total net deferred tax assets	$113.7	$125.3
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
Due to the weight of negative evidence, we continue to maintain a full valuation allowance on our California, Thailand, and the U.K. deferred tax assets and partial valuation allowance on our Canadian deferred tax assets. In the event the Company determines that it will be able to realize all or part of the U.K., California, or Canada deferred tax assets in the future, the valuation allowance will be reversed in the period in which the Company makes such determination. Based on the information currently available, we do not believe that a significant portion of our valuation allowance for the U.K., Thailand, California, and Canada will be released in the next 12 months. Such a release would result in the recognition of certain deferred tax assets and a decrease in the income tax expense for the period in which the release is recorded.
As a result of meeting certain capital funding, capital investments and hiring requirements, income from operations in Thailand was exempt from income tax in fiscal 2019 and fiscal 2018.
As of June 29, 2019, the Company had federal and foreign net operating loss carryforwards of $181.4 million and $562.0 million, respectively. These carryforwards will begin to expire in the fiscal years ending 2020 and 2025, respectively. The federal and foreign tax attributes carried forward are subject to various rules which impose limitations on the utilization.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the Company has federal, state, and foreign research and other tax credit carryforwards of $11.8 million, $36.7 million, and $49.2 million, respectively. The federal credits will begin to expire in the fiscal year ending 2033 and California credits can be carried forward indefinitely. The foreign tax credits will begin to expire in the fiscal year ending 2020.
The Tax Act generally provides greater flexibility for us to access and utilize our cash held by certain of our foreign subsidiaries and we intend to repatriate all or some of the earnings of our subsidiaries in the Cayman Islands, Japan and Hong Kong. As to all other foreign subsidiaries, we intend to reinvest these earnings indefinitely outside of the U.S. As a result, U.S. income and foreign withholding taxes associated with the repatriation of $27.2 million of undistributed earnings of foreign subsidiaries, other than the Cayman Islands, Japan and Hong Kong subsidiaries, have not been provided for. We estimate that an additional $1.8 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
The aggregate changes in the balance of our unrecognized tax benefits between July 2, 2016 and June 29, 2019 are as follows (in millions):

Balance at July 1, 2017	$13.3
Additions based on the tax positions related to the prior year	1.2
Additions based on tax positions related to current year	11.3
Balance at June 30, 2018	$25.8
Additions based on the tax positions related to the prior year	3.7
Decreases related to settlement with Tax Authorities	(0.7)
Additions based on tax positions related to current year	29.2
Balance at June 29, 2019	$58.0
As of June 29, 2019, we had $18.7 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Although it is possible that certain tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within next 12 months. However, we believe that we have adequately provided under GAAP for potential audit outcomes. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to be $1.9 million over the next 12 months. During the three months ended March 30, 2019, we settled the Canadian income tax examination for fiscal years 2000 and 2001, which resulted in a $1.5 million decrease in unrecognized tax benefit.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 29, 2019 and June 30, 2018 were $1.0 million and $0.9 million, respectively.
The major tax jurisdictions where we file tax returns are the U.S. federal government, the state of California, Japan, the United Kingdom, Thailand, China and Canada. As of June 29, 2019, our fiscal 2009 to 2019 tax returns are open to potential examination in one or more jurisdictions. In addition, certain net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits.
On June 7, 2019, the Ninth Circuit Court of Appeals, reversing a previous decision of the U.S. Tax Court, held that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-sharing calculations were valid. Our financial statements have been prepared consistent with this outcome, but we will continue to monitor any ongoing developments, including the possibility of rehearing or appeal to the U.S. Supreme Court, to determine if future changes are required.
Note 17. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of June 29, 2019, we had 2.4 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”).

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of June 29, 2019, 3.9 million shares of common stock under the 2015 Plan were available for grant.
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
In November 2018, our board of directors approved the grant of 0.2 million PSUs to senior members of our management team. At the beginning of fiscal 2019, we determined that the achievement of the performance conditions was probable, and as such, began recording stock-based compensation associated with these PSUs. Based on performance conditions actually achieved in fiscal 2019, we recorded $2.0 million expense related to these grants.
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.0 million shares remained available for issuance as of June 29, 2019.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function during fiscal 2019, 2018, and 2017 was as follows (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Cost of sales	$15.1	$12.6	$7.5
Research and development	13.8	14.2	11.6
Selling, general and administrative	41.8	20.0	13.6
	$70.7	$46.8	$32.7
Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Income tax benefit associated with stock-based compensation	$(8.9)	$(16.6)	$(13.1)
Approximately $3.5 million and $2.6 million of stock-based compensation was capitalized to inventory as of June 29, 2019 and June 30, 2018, respectively.
In connection with the acquisition of Oclaro, we accelerated certain equity awards for Oclaro employees. The total stock-based compensation expense associated with the acceleration of equity awards was $15.2 million, out of which $10.0 million was settled in cash in our second quarter of fiscal 2019. Refer to “Note 5. Business Combination.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option and Stock Award Activity
We did not grant any stock options during fiscal 2019, 2018, or 2017, other than those assumed in connection with the Oclaro merger. As of June 29, 2019, there were less than 0.05 million stock options outstanding under the 2015 Plan, all of which were replacement awards issued in connection with the Oclaro acquisition.
The following table summarizes our awards activity in fiscal 2019, 2018, and 2017 (in millions, except per share amounts):

	Stock Options		Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares (1)	Weighted-Average Grant Date Fair Value per Share
Balance as of July 2, 2016	0.3	$17.8	2.5	$21.3	—	$—	0.1	$14.4
Granted	—	—	1.0	35.6	0.3	32.5	—	—
Vested/Exercised	(0.3)	14.3	(1.4)	22.3	—	—	(0.1)	14.4
Canceled	—	—	(0.2)	23.8	—	—	—	—
Balance as of July 1, 2017	—	$—	1.9	$27.9	0.3	$32.5	—	$—
Granted	—	—	1.1	54.5	—	—	0.1	52.0
Vested/Exercised	—	—	(1.1)	26.6	(0.2)	32.5	—	—
Canceled	—	—	(0.2)	38.8	—	—	—	—
Balance as of June 30, 2018	—	$—	1.7	$43.1	0.1	$32.5	0.1	$52.0
Assumed in Oclaro merger	*	34.3	1.0	41.8	—	—	—	—
Granted	—	—	1.0	60.3	—	—	0.2	55.9
Vested/Exercised	*	26.2	(1.0)	41.5	(0.1)	32.5	(0.1)	49.0
Canceled	—	—	(0.5)	50.2	*	32.8	*	53.8
Balance as of June 29, 2019	*	$38.8	2.2	$52.4	*	$32.5	0.2	$56.0
* Less than 0.05 million
(1) In fiscal 2018, we granted 0.1 million PSUs to senior members of our management team subject to revenue performance condition. The number of awards granted in fiscal 2018 represented 100% of target goal; under the terms of the awards, the recipient could earn between 0% and 200% of the original grant. The performance condition was achieved in fiscal 2018. In first quarter of fiscal 2019, our board of directors approved an increase in the original number of PSUs based on the actual achievement.
As of June 29, 2019, $96.8 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 2, 2016	4.7
Authorized	3.0
Granted	(1.3)
Canceled	0.2
Balance as of July 1, 2017	6.6
Authorized	—
Granted	(1.2)
Canceled	0.2
Balance as of June 30, 2018	5.6
Replacement awards in connection with Oclaro acquisition	(1.0)
Granted	(1.2)
Canceled	0.5
Balance as of June 29, 2019	3.9
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for fiscal 2019, 2018, and 2017 were $3.6 million, $3.3 million, and $2.7 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During fiscal 2019, 2018, and 2017, there were 0.3 million, 0.2 million, and 0.3 million shares issued to employees through the 2015 Purchase Plan.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued during the periods presented were as follows:

	June 29, 2019	June 30, 2018
Expected term (years)	0.5	0.5
Expected volatility	60.1%	58.8%
Risk-free interest rate	2.47%	2.02%
Dividend yield	—%	—%
Note 18. Employee Benefit Plans
401(k) Plan
In the United States, the Company sponsors the Lumentum 401(k) Retirement Plan (the “401(k) Plan”), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $19,000 in calendar year 2019 as set by the Internal Revenue Service.
Employees are eligible for matching contributions after completing 180 days of service. The Company’s match is contributed on a per-pay-period basis and is based on employees’ before-tax contributions and compensation each pay period. All matching contributions are made in cash and vest immediately under the 401(k) Plan. In fiscal 2019 and 2018, we made matching contributions to the 401(k) Plan in the amount of $3.7 million and $3.4 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Canada Retirement Plans
In Canada, the Company sponsors the Group Registered Retirement Savings Plan (the “RRSP”) and Deferred Profit Sharing Plan (the “DPSP”), defined contribution plans which provide retirement benefits for eligible employees through tax deferred salary deductions.
The RRSP allows employees to contribute up to 5% of their eligible earnings in a pay period, with contributions limited to C$26,500 ($20,250 based on the applicable exchange rate as of June 29, 2019) in calendar year 2019 as set by the Canada Revenue Agency. Based on the employee’s contribution to the RRSP, the Company makes a matching contribution to the DPSP. The Company makes a 100% matching contribution on the first 3% of the employees’ before-tax contributions and a 50% matching contribution on the following 2% of the employees’ before-tax contributions, up to an annual maximum of C$4,000.
The Company’s match is contributed on a per-pay-period basis and is based on employees’ before-tax contributions and compensation each pay period. Employees are eligible for matching contributions after completing 180 days of service. In fiscal 2019 and 2018, we made matching contributions in the amount of $1.0 million and $1.3 million into the DPSP.
U.K. Defined Contribution Plan
In connection with the acquisition of Oclaro in December 2018, we assumed a defined contribution plan which provides retirement benefits to employees in the U.K. Contributions under this plan from the acquisition date were $0.9 million in fiscal 2019.
Japan Defined Contribution Plan
In connection with the acquisition of Oclaro in December 2018, we assumed a defined contribution plan which provides retirement benefits to employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $0.2 million for period from the acquisition date through June 29, 2019. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Switzerland Defined Benefit Plan
In connection with the acquisition of Time-Bandwidth during fiscal 2014, we assumed a defined benefit plan which covers certain employees in Switzerland (the “Switzerland Plan”). The Switzerland Plan is open to new participants. Benefits are generally based upon an employee’s age and compensation. As of June 29, 2019, the Switzerland Plan was partially funded. Our policy for partially funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation; however, at our discretion, we can elect to make additional contributions to the plan.
We account for our obligations under the Switzerland Plan in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost principally using actuarial valuations provided by third-party actuaries. The net obligation of $5.0 million as of June 29, 2019 is recorded in our consolidated balance sheets as non-current liabilities and is reflective of the total projected benefit obligation (“PBO”) less the fair value of plan assets.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the benefit obligations and plan assets of the Switzerland Plan were as follows (in millions):

	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$12.1	$11.0
Service cost	0.9	0.9
Interest cost	0.1	0.1
Plan participants’ contribution	0.5	0.5
Actuarial (gains)/losses	1.1	(0.3)
Benefits paid	(1.0)	0.4
Plan amendments	(0.6)	—
Foreign exchange impact	0.2	(0.5)
Benefit obligation at end of year	$13.3	$12.1

Change in plan assets:
Fair value of plan assets at beginning of year	$8.6	$7.1
Actual return on plan assets	(0.3)	0.3
Employer contribution	0.4	0.5
Plan participants’ contribution	0.4	0.5
Benefits paid	(1.0)	0.4
Foreign exchange impact	0.2	(0.2)
Fair value of plan assets at end of year	$8.3	$8.6

Funded status (1)	$(5.0)	$(3.5)

Changes in benefit obligations and plan assets recognized in other comprehensive income (loss):
Prior service cost	$(0.6)	$—
Amortization of accumulated net actuarial gain (loss)	(0.1)	(0.2)
Net actuarial (gain) loss	1.9	(0.4)
	$1.2	$(0.6)

Accumulated benefit obligation	$11.6	$11.0
(1) As of June 29, 2019 and June 30, 2018, $5.0 million and $3.5 million was recorded in other non-current liabilities on our consolidated balance sheets to account for the PBO under the Switzerland Plan. Refer to “Note 9. Balance Sheet Details” in the Notes to Consolidated Financial Statements.
Net periodic pension cost associated with the Switzerland Plan in fiscal 2019, 2018 and 2017 include the following components:

	2019	2018	2017
Service cost	$0.9	$0.9	$0.6
Interest cost	0.1	0.1	—
Expected return on plan assets	(0.3)	(0.2)	(0.1)
Amortization of net (gain) loss	0.1	0.2	0.2
Net periodic pension cost	$0.8	$1.0	$0.7

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
The discount rate reflects the estimated rate at which the pension benefits could be effectively settled. In developing the discount rate, we consider the yield available on an appropriate AA or AAA corporate bond index, adjusted to reflect the term of the plan’s liabilities.
The expected return on assets was estimated by using the weighted average of the real expected long-term return (net of inflation) on the relevant classes of assets based on the target asset mix and adding the chosen inflation assumption.
The following table summarizes the assumptions used to determine net periodic cost and benefit obligation for the Switzerland Plan:

	Pension Benefit Plans
	2019	2018
Assumptions used to determine net periodic cost:
Discount rate	0.5%	0.7%
Expected long-term return on plan assets	3.2%	2.8%
Salary increase rate	2.3%	2.3%
Assumptions used to determine benefit obligation at end of year:
Discount rate	0.5%	1.0%
Salary increase rate	2.3%	2.3%
Fair Value Measurement of Plan Assets
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 29, 2019 (in millions, except percentage data):

				Fair value measurement as of June 29, 2019
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	28%	$2.3	28%	$—	$2.3
Fixed income	30%	2.6	31%	—	2.6
Alternative investment	21%	1.3	16%	—	1.3
Cash	1%	0.3	3%	0.3	—
Other	20%	1.8	22%	—	1.8
Total Assets	100%	$8.3	100%	$0.3	$8.0

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 30, 2018 (in millions, except percentage data):

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
Future Benefit Payments
We estimate our expected benefit payments to defined benefit pension plan participants based on the same assumptions used to measure our PBO at year end which includes benefits attributable to estimated future compensation increases. Based on this approach, we expect future benefit payments to be $0.6 million during the 10 year period between fiscal 2020 and fiscal 2029 and the remaining $4.4 million of payments in fiscal years subsequent to fiscal 2029.
Japan Defined Benefit Plan
In connection with the acquisition of Oclaro in December 2018, we assumed a defined benefit plan which provides benefits to employees in Japan (the “Japan Plan”). The Japan Plan is open to new participants. Benefits are generally based upon an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of June 29, 2019, there were no Japan Plan assets.
We account for our obligations under the Japan Plan in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost principally using actuarial valuations provided by third-party actuaries. The net obligation of $2.8 million as of June 29, 2019 is recorded in our consolidated balance sheets as non-current liabilities and is reflective of the total PBO.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the benefit obligations of the Japan Plan were as follows (in millions):

2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$—
Assumed pension liability in connection with Oclaro acquisition	7.2
Service cost	0.3
Actuarial losses	0.1
Benefits paid	(0.1)
Transfer of benefit obligation in connection with sale of net assets	(4.9)
Foreign exchange impact	0.2
Benefit obligation at end of year	$2.8

Changes in benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	$0.2

Accumulated benefit obligation at end of year	$2.8
Net periodic pension cost associated with the Japan Plan in fiscal 2019 includes the following components:

2019
Service cost	$0.3
Interest cost	*
Net periodic pension cost	$0.3
* Less than $0.05 million
Assumptions
Underlying both the calculation of the PBO and the net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age and assumptions about interest rates, compensation increases and other factors. At a minimum, we evaluate these assumptions annually and make changes as necessary.
The discount rate reflects the estimated rate at which the pension benefits could be effectively settled. In calculating the discount rate, we consider the yield available on an appropriate rates of fixed income governmental bonds, adjusted to reflect the term of the plan’s liabilities.
The following table summarizes the assumptions used to determine the net pension cost and benefit obligation for the Japan Plan:

2019
Assumptions used to determine net periodic cost:
Discount rate	0.3%
Salary increase rate	2.1%
Assumptions used to determine benefit obligation at end of year:
Discount rate	0.1%
Salary increase rate	2.0%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Benefit Payments
We estimate our expected benefit payments to the Japan Plan participants based on the same assumptions used to measure our PBO at year end which includes benefits attributable to estimated future compensation increases. Based on this approach, we expect future benefit payments to be $1.9 million during the 10 year period between fiscal 2020 and fiscal 2029 and the remaining $0.9 million of payments in fiscal years subsequent to fiscal 2029.
Note 19. Commitments and Contingencies
Operating Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2033. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses.
As of June 29, 2019, the total future minimum annual lease payments under non-cancellable operating leases, net of sublease income, were as follows (in millions):

Fiscal Years
2020	$13.9
2021	12.1
2022	11.2
2023	11.3
2024	9.8
Thereafter	31.7
Total minimum operating lease payments (1)	$90.0
(1) As of June 29, 2019, we sublease a floor of office space in our Ottawa location that is not fully utilized. Under this sublease, we will receive approximately $2.1 million in sublease income over the next four years. In addition, as part of our sale to CIG (refer to “Note 5. Business Combination”), we sublease certain portions of the building until fiscal 2022, which will result in $4.5 million in sublease income over the contract term. The amounts set forth in the table above are net of these sublease income amounts.
In fiscal 2019, 2018 and 2017, rental expense relating to building and equipment was $15.8 million, $12.1 million and $10.1 million, respectively. Non-cancellable sublease proceeds from our subleases were approximately $1.0 million, $0.7 million, and $0.7 million, respectively, during the fiscal years 2019, 2018, and 2017. The amounts of our rental expense for the years presented are net of these sublease income amounts.
Capital Leases
As of June 29, 2019, equipment acquired under capital lease agreements, including those assumed as part of the Oclaro acquisition, was $16.0 million. Our capital lease assets are included in property, plant and equipment, net in our consolidated balance sheets as of June 29, 2019. Amortization expense on these capital lease assets are recorded as depreciation expense and is included in cost of sales in our consolidated statements of operations for fiscal 2019, 2018, and 2017. Our capital lease obligations are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and is included in other current liabilities and other non-current liabilities in our consolidated balance sheets as of June 29, 2019. Refer to “Note 9. Balance Sheet Details” for capital lease obligation amounts in other current liabilities and other non-current liabilities. Interest on these obligations is included in interest expense in our consolidated statements of operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 29, 2019, the future minimum annual lease payments under our capital leases were $0.8 million, which we expect to pay within the following fiscal year.
Acquisition Contingencies
In February 2017, we incurred liabilities in the amount of $3.6 million related to an acquisition of a privately held company. The amount of up to $3.0 million is expected to be paid within the following 12 months contingent upon meeting certain production targets. We estimated the likelihood of meeting the production targets at 90 percent and recorded $2.7 million as fair value of contingent consideration in other current liabilities on the consolidated balance sheet as of June 29, 2019.
We also retained $0.9 million of the purchase price as security for any potential liabilities of the seller under the representations, warranties and indemnifications included in the purchase agreement, which resulted in the cash payment of $1.0 million to the seller during fiscal 2019 (based on exchange rate at the date of transaction).
Term Loan
The estimated future interest and principal payments related to the term loan are as follows as of June 29, 2019:

Fiscal Years
2020	$29.2
2021	29.0
2022	28.7
2023	28.6
2024	28.2
Thereafter	505.6
Total term loan payments	$649.3
0.25% Convertible Notes due 2024
The future interest and principal payments related to the 2024 Notes are as follows as of June 29, 2019:

Fiscal Years
2020	$1.1
2021	1.1
2022	1.1
2023	1.1
2024	451.2
Thereafter	—
Total 2024 Notes payments	$455.6
Purchase Obligations
Purchase obligations of $216.4 million as of June 29, 2019, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
The following table presents the changes in our warranty reserve during fiscal 2019 and 2018 (in millions):

	Years Ended
	June 29, 2019	June 30, 2018
Balance as of beginning of period	$6.6	$9.7
Warranties assumed in Oclaro acquisition (1)	1.8	—
Provision for warranty (2)	5.9	5.0
Utilization of reserve	(6.8)	(8.1)
Balance as of end of period	$7.5	$6.6
(1) The amount is reduced by $2.0 million measurement period adjustment recorded in other current liabilities on our consolidated balance sheet in the fourth quarter of fiscal 2019. Refer to “Note 5. Business Combination”.
(2) In fiscal 2018, the provision for warranty does not include a settlement payment of $5.1 million received from a vendor for a quality issue.
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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of June 29, 2019, we did not have any material claims or proceedings that were probable or reasonably possible.
Merger Litigation
In connection with our acquisition of Oclaro, seven lawsuits were filed by purported stockholders of Oclaro challenging the proposed merger (the “Merger”). Two of the seven suits were putative class actions filed against Oclaro, its directors, Lumentum, Prota Merger Sub, Inc. and Prota Merger, LLC: Nicholas Neinast v. Oclaro, Inc., et al., No. 3:18-cv-03112-VC, in the United States District Court for the Northern District of California (filed May 24, 2018) (the “Neinast Lawsuit”); and Adam Franchi v. Oclaro,

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inc., et al., No. 1:18-cv-00817-GMS, in the United States District Court for the District of Delaware (filed June 9, 2018) (the “Franchi Lawsuit). Both the Neinast Lawsuit and the Franchi Lawsuit were voluntarily dismissed with prejudice.
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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of June 29, 2019, we did not have any material indemnification claims that were probable or reasonably possible.
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
In connection with our acquisition of Oclaro, we recorded $1.1 million in Malaysia Goods and Services Tax (“GST”) refund claims within prepaid expenses and other current assets in our consolidated balance sheet at June 29, 2019. The refund claim represents an initial claim of $2.5 million of GST, net of reserves, that were previously denied by the Malaysian tax authorities in 2016. We are currently appealing the denial of these claims, and believe that additional options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts.
Note 20. Operating Segments and Geographic Information
Our chief executive officer is our CODM. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and gross margin. We do not track all of our property, plant and equipment by operating segments. The geographic identification of these assets is set forth below.
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. Our OpComms products address the following markets: telecommunications (“Telecom”), data communications (“Datacom”), and consumer and industrial (“Consumer and Industrial”), and include product lines from the acquisition of Oclaro. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
OpComms
Our OpComms products address the following markets: Telecom, Datacom and Consumer and Industrial.
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks of access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent DWDM pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in the manufacture of high-speed Datacom transceivers.
In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include vertical cavity surface emitting lasers (“VCSELs”) and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Net revenue:
OpComms	$1,370.2	$1,059.2	$857.8
Lasers	195.1	188.5	143.8
Net revenue	$1,565.3	$1,247.7	$1,001.6
Gross profit:
OpComms	$534.1	$402.3	$287.3
Lasers	84.4	82.8	59.9
Total segment gross profit	618.5	485.1	347.2
Unallocated corporate items:
Stock-based compensation	(15.1)	(12.6)	(7.5)
Amortization of intangibles	(46.6)	(3.2)	(6.5)
Amortization of inventory step up	(54.6)	—	—
Inventory write down due to product lines exit	(20.8)	—	—
Integration related costs	(6.6)	—	—
Other charges (1)	(48.9)	(37.2)	(15.1)
Gross profit	$425.9	$432.1	$318.1
(1) The increase in “other charges” of unallocated corporate items for fiscal 2019 compared to fiscal 2018, primarily relates to set-up costs of our facility in Thailand, including costs of transferring the manufacturing of product lines to Thailand of $45.8 million in our fiscal 2019 compared to $27.0 million in fiscal 2018.
The increase in “other charges” of unallocated corporate items for fiscal 2018 compared to fiscal 2017, primarily relates to set-up costs of our facility in Thailand, including costs of transferring the manufacturing of product lines to Thailand of $27.0 million in our fiscal 2018 compared to $1.8 million in fiscal 2017.
The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve the Telecom, Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Years Ended
	June 29, 2019		June 30, 2018		July 1, 2017
OpComms:
Telecom	$786.5	50.2%	$476.3	38.1%	$610.7	61.0%
Datacom	166.4	10.6%	150.4	12.1%	201.3	20.0%
Consumer and Industrial	417.3	26.7%	432.5	34.7%	45.8	4.6%
Total OpComms	$1,370.2	87.5%	$1,059.2	84.9%	$857.8	85.6%
Lasers	195.1	12.5%	188.5	15.1%	143.8	14.4%
Total Revenue	$1,565.3		$1,247.7		$1,001.6
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 29, 2019		June 30, 2018		July 1, 2017
Net revenue:
Americas:
United States	$100.9	6.4%	$115.1	9.2%	$147.9	14.8%
Mexico	214.9	13.7	145.8	11.7	185.1	18.5
Other Americas	4.3	0.3	7.0	0.6	9.2	0.9
Total Americas	$320.1	20.4%	$267.9	21.5%	$342.2	34.2%

Asia-Pacific:
Hong Kong	$387.9	24.8%	$183.0	14.7%	$226.7	22.6%
Japan	176.0	11.2	194.7	15.6	99.2	9.9
South Korea	162.4	10.4	146.1	11.7	4.9	0.5
Other Asia-Pacific	356.1	22.7	354.2	28.3	220.5	22.0
Total Asia-Pacific	$1,082.4	69.1%	$878.0	70.3%	$551.3	55.0%

EMEA	$162.8	10.5%	$101.8	8.2%	$108.1	10.8%

Total net revenue	$1,565.3		$1,247.7		$1,001.6
During fiscal 2019, 2018 and 2017, net revenue from customers outside the United States, based on customer shipping location, represented 93.6%, 90.8% and 85.2% of net revenue, respectively. Our net revenue from Mexico increased in fiscal 2019 compared to 2018 due to increased demand for our ROADM products from one of our large customers who manufactures in Mexico, while net revenue from Hong Kong grew due to a change in shipment destination of a large portion of our 3D sensing products for mobile devices.
During the years ended June 29, 2019, June 30, 2018, and July 1, 2017, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Customer A	21.0%	30.0%	*
Customer B	15.2%	11.0%	16.7%
Customer C	13.7%	11.0%	18.5%
Customer D	*	*	12.4%
*Represents less than 10% of total net revenue
Our accounts receivable was concentrated with three customers as of June 29, 2019, who represented 17%, 17% and 10% of gross accounts receivable, respectively, compared with two customers as of June 30, 2018, who represented 11% and 10% of gross accounts receivable, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets, namely net property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	June 29, 2019	June 30, 2018
Property, Plant and Equipment, net
Thailand	$157.1	$107.4
United States	156.2	97.6
China	33.5	70.0
Japan	28.3	0.5
Other countries	58.2	31.4
Total long-lived assets	$433.3	$306.9
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During fiscal 2019, 2018 and 2017, net inventory purchased from a single contract manufacturer which represented 10% or greater of total net purchases is summarized as follows:

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Vendor A	47%	44%	50%
Vendor B	17%	20%	27%
Vendor C	11%	21%	*
Vendor D	*	*	14%
*Represents less than 10% of total net purchases
Note 21. Quarterly Financial Information (Unaudited)
The following table presents our quarterly consolidated statements of operations for fiscal 2019 and 2018 (in millions, except per share data):

	June 29, 2019	March 30, 2019	December 29, 2018	September 29, 2018	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017
Net revenue	$404.6	$432.9	$373.7	$354.1	$301.1	$298.8	$404.6	$243.2
Cost of sales	304.6	316.5	244.5	227.3	204.8	201.0	232.7	173.9
Amortization of acquired intangibles	13.2	28.1	4.4	0.8	0.8	0.8	0.8	0.8
Gross profit	86.8	88.3	124.8	126.0	95.5	97.0	171.1	68.5
Operating expenses:
Research and development	49.5	57.7	42.8	34.6	38.5	38.2	43.8	36.3
Selling, general and administrative	49.4	55.2	62.7	33.0	32.7	33.2	35.7	26.6
Restructuring and related charges	1.7	21.1	7.8	1.3	3.4	0.1	0.8	2.9
Impairment charges	—	30.7	—	—	—	—	—	—
Total operating expenses	100.6	164.7	113.3	68.9	74.6	71.5	80.3	65.8

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income/(loss) from operations	(13.8)	(76.4)	11.5	57.1	20.9	25.5	90.8	2.7
Unrealized gain (loss) on derivative liability	—	—	10.9	(2.1)	7.8	(20.7)	7.9	4.2
Interest and other income (expense), net	(7.3)	(6.1)	(4.7)	(2.4)	(1.0)	(2.1)	(3.2)	(3.4)
Income/(loss) before income taxes	(21.1)	(82.5)	17.7	52.6	27.7	2.7	95.5	3.5
Provision for (benefit from) income taxes	4.7	(8.2)	1.4	5.2	(5.8)	—	(109.3)	(3.6)
Net income/(loss)	$(25.8)	$(74.3)	$16.3	$47.4	$33.5	$2.7	$204.8	$7.1

Net income/(loss) attributable to common stockholders - Basic	$(25.8)	$(74.3)	$16.1	$46.1	32.5	2.4	199.8	6.7
Net income/(loss) attributable to common stockholders - Diluted	$(25.8)	$(74.3)	$5.4	$46.1	25.7	2.4	196.9	2.9

Net income/(loss) per share attributable to common stockholders:
Basic	$(0.34)	$(0.98)	$0.24	$0.73	$0.52	$0.04	$3.21	$0.11
Diluted	$(0.34)	$(0.98)	$0.08	$0.72	$0.40	$0.04	$3.05	$0.04
Shares used to compute net income/(loss) per share attributable to common stockholders:
Basic	76.5	76.2	66.8	63.1	62.7	62.4	62.2	61.7
Diluted	76.5	76.2	67.8	63.9	65.0	63.3	64.6	64.5

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of June 29, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
On December 10, 2018, we acquired Oclaro (see “Note 5. Business Combination” to the accompanying consolidated financial statements for additional information). Management excluded Oclaro from its assessment of internal control over financial reporting as of June 29, 2019. Total assets and revenues of Oclaro excluded from our assessment of internal control over financial reporting, were 24% as of June 29, 2019, and 16% for the year ended June 29, 2019, respectively. We are in the process of integrating the acquired business into our existing operations and evaluating the internal controls over financial reporting of the acquired business.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of June 29, 2019.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lumentum Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lumentum Holdings Inc.  and subsidiaries (the “Company”) as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 29, 2019, of the Company and our report dated August 27, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Oclaro, Inc. (Oclaro). Oclaro was acquired on December 10, 2018 and its financial statements constitute 24% and 16% of consolidated total assets and revenues, respectively, as of and for the year ended June 29, 2019. Accordingly, our audit did not include the internal control over financial reporting at Oclaro.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 27, 2019

ITEM 9B.    OTHER INFORMATION
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2019 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.
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

LUMENTUM HOLDINGS INC.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at Beginning of Period	Assumed in Oclaro Acquisition	Increase (decrease) to Income Statement	Write Offs and Other Adjustments	Balance at End of Period
Accounts receivable allowance:
Fiscal year ended June 29, 2019	$2.6	$3.3	$(0.2)	$(1.2)	$4.5
Fiscal year ended June 30, 2018	$1.8	$—	$0.9	$(0.1)	$2.6
Fiscal year ended July 1, 2017	$0.9	$—	$1.0	$(0.1)	$1.8

	(in millions)
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
Deferred tax valuation allowance:
Fiscal year ended June 29, 2019	$99.4	$153.9	$(63.0)	$190.3
Fiscal year ended June 30, 2018	$296.4	$234.1	$(431.1)	$99.4
Fiscal year ended July 1, 2017	$321.4	$16.7	$(41.7)	$296.4
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
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.1	Agreement and Plan of Merger, dated as of March 11, 2018, by and among Lumentum Holdings Inc., Oclaro, Inc., Prota Merger Sub, Inc. and Prota Merger, LLC	8-K	2.1	3/12/2018
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Stockholder’s and Registration Rights Agreement	8-K	4.1	8/6/2015
4.2	Indenture, dated March 8, 2017, between Lumentum Holdings Inc. and U.S. Bank National Association	8-K	4.1	3/9/2017
4.3	Form of 0.250% Convertible Senior Notes due 2024 (included in Exhibit 4.2)	8-K	4.2	3/9/2017
4.4	Description of Capital Stock				X

10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4	2015 Equity Incentive Plan as amended	8-K	10.2	11/9/2016
10.5	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Executive Officer Performance-Based Incentive Plan	8-K	10.3	11/9/2016
10.7	Change in Control and Severance Benefits Plan, effective May 8, 2018	10-K	10.6	8/28/2018
10.8*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.9*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.10	Purchase Agreement, dated as of March 2, 2017, between Lumentum Holdings Inc. and Goldman Sachs & Co., as representative of the Initial Purchasers listed in Schedule I thereto.	8-K	10.1	3/9/2017
10.11	Commitment Letter, dated as of March 11, 2018, by and among Lumentum Holdings Inc., Deutsche Bank Securities Inc. and Deutsche Bank AG New York.	8-K	10.1	3/12/2018
10.12*	Separation Agreement and General Release between Lumentum Operations LLC and Aaron Tachibana dated July 31, 2018	10-K	10.11	8/28/2018
10.13	Credit and Guaranty Agreement, dated as of December 10, 2018, by and among Lumentum Holdings Inc. and Deutsche Bank AG New York Branch	8-K	10.1	12/10/2018
10.14*	Offer Letter, by and between the Registrant and Wajid Ali, dated as of January 11, 2019	10-Q	10.1	5/7/2019
10.15	Real Estate Purchase and Sale Agreement between MNCVAD-Graymark Ridder Park LLC and Lumentum Operations LLC, dated May 7, 2019				X
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial information from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017; (iii) Consolidated Balance Sheets as of June 29, 2019 and June 30, 2018; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017; (v) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017; and (vi) Notes to the Consolidated Financial
X
104	The cover page from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019, formatted in Inline XBRL (included as Exhibit 101).	X
* Indicates management contract or compensatory plan or arrangement.
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

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 27, 2019	LUMENTUM HOLDINGS INC.

By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Wajid Ali and Judy Hamel, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN LOWE	President, Chief Executive Officer and Director (principal executive officer)	August 27, 2019
Alan Lowe

/s/ WAJID ALI	Executive Vice President, Chief Financial Officer (principal financial officer)	August 27, 2019
Wajid Ali

/s/ MATTHEW SEPE	Chief Accounting Officer (principal accounting officer)	August 27, 2019
Matthew Sepe

/s/ HAROLD COVERT	Director	August 27, 2019
Harold Covert

/s/ JULIE JOHNSON	Director	August 27, 2019
Julie Johnson

/s/ PENELOPE HERSCHER	Director	August 27, 2019
Penelope Herscher

/s/ BRIAN LILLIE	Director	August 27, 2019
Brian Lillie

/s/ SAMUEL THOMAS	Director	August 27, 2019
Samuel Thomas

/s/ IAN SMALL	Director	August 27, 2019
Ian Small