Form 10-Q
period 2019-09-28
Lumentum Holdings Inc.
filed 2019-10-31
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

 Commission File Number 001-36861
Lumentum Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware	47-3108385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1001 Ridder Park Drive, San Jose, California 95131
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2019, the Registrant had 77.2 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
Net revenue	$449.9	$354.1
Cost of sales	269.7	227.3
Amortization of acquired developed intangibles	12.5	0.8
Gross profit	167.7	126.0
Operating expenses:
Research and development	49.9	34.6
Selling, general and administrative	56.7	33.0
Restructuring and related charges	1.3	1.3
Total operating expenses	107.9	68.9
Income from operations	59.8	57.1
Unrealized loss on derivative liability	—	(2.1)
Interest expense	(11.4)	(5.1)
Other income (expense), net	5.0	2.7
Income before income taxes	53.4	52.6
Provision for income taxes	5.8	5.2
Net income	$47.6	$47.4

Items reconciling net income to net income attributable to common stockholders:
Less: Cumulative dividends on Series A Preferred Stock	—	(0.2)
Less: Earnings allocated to Series A Preferred Stock	—	(1.1)
Net income attributable to common stockholders - Basic	$47.6	$46.1
Net income attributable to common stockholders - Diluted	$47.6	$46.1

Net income per share attributable to common stockholders:
Basic	$0.62	$0.73
Diluted	$0.61	$0.72

Shares used to compute net income per share attributable to common stockholders:
Basic	76.9	63.1
Diluted	77.6	63.9

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
Net income	$47.6	$47.4
Other comprehensive income, net of tax:
Net change in cumulative translation adjustment	—	0.1
Net change in unrealized gain on available-for-sale securities	0.1	0.4
Other comprehensive income, net of tax	0.1	0.5
Comprehensive income, net of tax	$47.7	$47.9

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

	September 28, 2019	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$539.0	$432.6
Short-term investments	291.9	335.9
Accounts receivable, net	292.8	238.0
Inventories	202.2	228.8
Prepayments and other current assets	97.3	97.5
Total current assets	1,423.2	1,332.8
Property, plant and equipment, net	436.7	433.3
Operating lease right-of-use assets, net	88.2	—
Goodwill	368.9	368.9
Other intangible assets, net	376.6	395.4
Deferred income taxes	169.6	169.6
Other non-current assets	4.6	16.6
Total assets	$2,867.8	$2,716.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152.2	$160.8
Accrued payroll and related expenses	42.7	42.3
Accrued expenses	51.4	46.7
Term loan, current	6.2	5.0
Operating lease liabilities, current	11.7	—
Other current liabilities	52.6	39.2
Total current liabilities	316.8	294.0
Convertible notes	356.5	351.9
Term loan, non-current	483.1	484.0
Operating lease liabilities, non-current	65.3	—
Deferred tax liability	52.7	55.9
Other non-current liabilities	32.1	33.7
Total liabilities	1,306.5	1,219.5
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 77,184,591 and 76,653,478 shares issued and outstanding as of September 28, 2019 and June 29, 2019, respectively	0.1	0.1
Additional paid-in capital	1,377.3	1,360.8
Retained earnings	176.7	129.1
Accumulated other comprehensive income	7.2	7.1
Total stockholders’ equity	1,561.3	1,497.1
Total liabilities and stockholders’ equity	$2,867.8	$2,716.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Three Months Ended September 28, 2019

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 29, 2019	76.7	$0.1	$1,360.8	$129.1	$7.1	$1,497.1
Net income	—	—	—	47.6	—	47.6
Other comprehensive income	—	—	—	—	0.1	0.1
Issuance of shares pursuant to equity plans, net of tax withholdings	0.5	—	—	—	—	—
Stock-based compensation	—	—	16.5	—	—	16.5
Balance as of September 28, 2019	77.2	$0.1	$1,377.3	$176.7	$7.2	$1,561.3

			Three Months Ended September 29, 2018
	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Retained Earnings
Balance as of June 30, 2018	—	$35.8	62.8	$0.1	$753.2	$166.4	$6.4	$926.1
Net income	—	—	—	—	—	47.4	—	47.4
Other comprehensive income	—	—	—	—	—	—	0.5	0.5
Declared dividend for preferred stock	—	—	—	—	—	(0.2)	—	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.5	—	—	—	—	—
Stock-based compensation	—	—	—	—	10.3	—	—	10.3
Cumulative-effect adjustment for adoption of Topic 606	—	—	—	—	—	(0.6)	—	(0.6)
Balance as of September 29, 2018	—	$35.8	63.3	$0.1	$763.5	$213.0	$6.9	$983.5

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES:
Net income	$47.6	$47.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	31.6	19.7
Stock-based compensation	16.7	10.8
Unrealized loss on derivative liability	—	2.1
Loss on disposal of property, plant and equipment	1.8	—
Amortization of acquired intangibles	18.8	0.8
Amortization of debt discount and debt issuance costs	4.9	4.3
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	2.2	—
Amortization of operating lease right-of-use assets	3.3	—
Other non-cash (income) expenses	(0.3)	—
Changes in operating assets and liabilities:
Accounts receivable	(54.8)	(41.9)
Inventories	23.5	15.3
Prepayments and other current and non-currents assets	(1.5)	(5.3)
Income taxes, net	4.8	4.8
Accounts payable	(13.1)	4.1
Accrued payroll and related expenses	0.4	(1.1)
Operating lease liabilities	(4.6)	—
Accrued expenses and other current and non-current liabilities	6.2	(3.8)
Net cash provided by operating activities	87.5	57.2
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(21.7)	(29.6)
Payment for asset acquisition	(1.0)	(0.7)
Purchases of short-term investments	(51.3)	(5.9)
Proceeds from maturities and sales of short-term investments	95.7	45.7
Net cash provided by investing activities	21.7	9.5
FINANCING ACTIVITIES:
Payment of dividends - Series A Preferred Stock	—	(0.4)
Payment of acquisition related holdback	—	(1.0)
Payment of debt issuance costs	—	(0.9)
Principal payments on finance leases	(2.8)	(2.3)
Net cash used in financing activities	(2.8)	(4.6)
Increase (decrease) in cash and cash equivalents	106.4	62.1
Cash and cash equivalents at beginning of period	432.6	397.3
Cash and cash equivalents at end of period	$539.0	$459.4

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1.1	$0.3
Cash paid for interest	$4.8	$0.6

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$16.4	$18.8

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum (“we,” “us,” “our” or the “Company”) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications (“OpComms”) and Lasers for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be Original Equipment Manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that Network Equipment Manufacturers’ (“NEMs”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, and gaming who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications. Further, we are starting to sell diode lasers and optical subassemblies containing diode lasers and other optical devices to automotive customers for sensing and LiDAR applications.
Basis of Presentation
The preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation, business combinations and goodwill.
On December 10, 2018, we completed our merger with Oclaro, Inc. (“Oclaro”), a provider of optical components and modules for the long-haul, metro and data center markets. Our condensed consolidated financial statements include the operating results of Oclaro beginning from the date of acquisition. Refer to “Note 4. Business Combinations” for further discussion of the merger.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Our fiscal 2020 is a 52-week year ending on June 27, 2020, with the quarter ended September 28, 2019 being a 13-week quarterly period. Our fiscal 2019 was a 52-week year that ended on June 29, 2019, with the quarter ended September 29, 2018 being a 13-week quarterly period.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of capital lease obligations that existed as of June 29, 2019 to finance lease liabilities within other current liabilities and other non-current liabilities in our condensed consolidated balance sheets, as a result of the adoption of the new accounting guidance for leases. Refer to “Note 2. Recently Issued Accounting Pronouncements” for details. The reclassification of the prior period amounts did not impact previously reported condensed consolidated financial statements.
Accounting Policies
The accompanying condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.
Except for the accounting policies for lease accounting as a result of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), there have been no significant changes to our significant accounting policies as of and for the three

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

months ended September 28, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 29, 2019.
Adoption of Leases (Topic 842)
On June 30, 2019, we adopted Topic 842, using the modified retrospective transition approach. Refer to “Note 2. Recently Issued Accounting Pronouncements” regarding the impact of adoption.
We determine if an arrangement is a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either finance or operating.
Finance leases are generally those that allow us to substantially utilize or pay for the entire asset over its estimated useful life. Finance leases are recorded in property, plant and equipment, net, and finance lease liabilities within other current and other non-current liabilities on our condensed consolidated balance sheets. We have lease arrangements with lease and non-lease components, and the non-lease components for our finance leases are accounted for separately, based on estimated stand-alone values, and are not included in the initial measurement of our finance lease assets and corresponding liabilities. Finance lease assets are amortized in operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, with the interest component included in interest expense and recognized using the effective interest method over the lease term.
Operating leases are recorded in operating lease right-of-use assets, net, and operating lease liabilities, current and non-current on our condensed consolidated balance sheets. For operating leases of buildings, we account for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of our operating lease assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.
Our lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to us. For the purpose of lease liability measurement, we consider only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. Our lease assets also include any lease payments made and exclude any lease incentives received prior to commencement. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations. We generally recognize sublease income on a straight-line basis over the sublease term.
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Effective June 30, 2019, we adopted Topic 842, using the modified retrospective transition approach. We applied the new guidance to all leases existing as of the date of adoption. Our reported results for the first quarter of fiscal 2020 reflect the application of Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.
We elected the practical expedient package permitted under the transition approach. As such, we did not reassess whether any expired or existing contracts are or contain leases, we did not reassess our historical lease classification, and we did not reassess our initial direct costs for any leases that existed prior to June 30, 2019. We have also elected to combine lease and non-lease components at a portfolio level for our operating leases of buildings and not to report leases with an initial term of 12 months or less on our balance sheet.
As of the date of adoption, we recognized operating lease assets of $91.5 million, with corresponding operating lease liabilities of $81.5 million on the condensed consolidated balance sheets. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing asset recognized in relation to the favorable terms of an operating lease acquired through a business combination offset by our deferred rent and ASC 420 “cease-use” balances.
All existing leases that were classified as capital leases under Topic 840 will be classified as finance leases under the new guidance. As of adoption, we recognized finance lease assets of $12.4 million in property, plant and equipment, net, with corresponding finance lease liabilities of $12.4 million on the condensed consolidated balance sheets. For further information regarding the impact of Topic 842 adoption, see “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 8. Leases”.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2018, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted ASU 2018-02 in the current fiscal quarter with no impact to our condensed consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments contained in ASU 2017-04 are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, which should be applied prospectively. We early adopted ASU 2017-04 in our first quarter of fiscal 2020. The implementation of ASU 2017-04 did not have an impact on our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for defined benefit pension plans and other post-retirement benefit plans. The new guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted. ASU 2018-14 should be applied retrospectively to all periods presented and is effective for us in our first quarter of fiscal 2022. We are currently evaluating the impact of ASU 2018-14 on our condensed consolidated financial statements.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. ASU 2018-13 requires that certain of the amendments be applied prospectively, while other amendments should be applied retrospectively to all periods presented. ASU 2018-13 is effective for us in our first quarter of fiscal 2021. We are currently evaluating the impact of ASU 2018-13 on our condensed consolidated financial statements and related disclosures.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted. ASU 2016-13 is effective for us in our first quarter of fiscal 2021. We are currently evaluating the impact of our pending adoption of Topic 326 on our condensed consolidated financial statements.
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended
	September 28, 2019	September 29, 2018
Basic Earnings per Common Share
Net income	$47.6	$47.4
Less: Cumulative dividends on Series A Preferred Stock	—	(0.2)
Less: Earnings allocated to Series A Preferred Stock	—	(1.1)
Net income attributable to common stockholders - Basic	$47.6	$46.1

Weighted average common shares outstanding including Series A Preferred Stock	76.9	64.6
Less: Weighted average Series A Preferred Stock	—	(1.5)
Basic weighted average common shares outstanding	76.9	63.1
Net income per share attributable to common stockholders - Basic	$0.62	$0.73

Diluted Earnings per Common Share
Net income attributable to common stockholders - Basic	$47.6	$46.1
Net income attributable to common stockholders - Diluted	$47.6	$46.1

Weighted average common shares outstanding for basic earnings per common share	76.9	63.1
Effect of dilutive securities from 2015 Equity Incentive Plan	0.7	0.8
Diluted weighted average common shares outstanding	77.6	63.9
Net income per share attributable to common stockholders - Diluted	$0.61	$0.72

Our Series A Preferred Stock was considered a participating security, meaning that it had the right to participate in undistributed earnings with our common stock. On November 2, 2018, the remaining 35,805 shares of our Series A Preferred Stock were converted into 1.5 million shares of our common stock. Refer to “Note 10. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” for further discussion. Prior to conversion, the holders of our Series A Preferred Stock were entitled to share in dividends, on an as-converted basis, if the holders of our common stock were to receive dividends. Through the date of conversion, we used the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted earnings per common share is calculated similar to basic earnings per common share except that it gives effect to all potentially dilutive common stock equivalents outstanding for the period, using the treasury stock method. Diluted earnings per common share is computed using the more dilutive of the treasury stock method or the if-converted method.
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding $450 million in aggregate principal amount of 0.25% Convertible Notes due in 2024 (the “2024 Notes”), all using the treasury stock method. We have the ability and intent to settle the $450 million face value of the 2024 Notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the 2024 Notes. The 2024 Notes will have no impact on diluted earnings per share until the average price of our common stock over a 30-day period exceeds the conversion price of $60.62. Refer to “Note 11. Debt” for further discussion.
Anti-dilutive potential shares from the 2015 Equity Incentive Plan are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

anti-dilutive based on applying the treasury stock method. We excluded 0.4 million and 0.3 million of anti-dilutive shares from the calculation of diluted earnings per share for the three months ended September 28, 2019 and September 29, 2018, respectively.
Note 4. Business Combinations
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

The total transaction consideration was funded by the issuance of Lumentum common stock, new debt, and cash balances of the combined company. The Company incurred $9.3 million of debt financing costs which has been recorded as a contra liability (refer to “Note 11. Debt”).
Our preliminary allocation of the purchase price of Oclaro on December 10, 2018, based on the estimated fair values of the assets acquired and liabilities assumed is as follows (in millions):

As Previously Reported on June 29, 2019
Cash and cash equivalents	$345.0
Accounts receivable, net	68.0
Inventories	155.0
Prepayments and other current assets	33.7
Property, plant and equipment, net	134.7
Intangibles	444.0
Deferred income tax asset	42.6
Other non-current assets	16.6
Accounts payable	(57.8)
Accrued payroll and related expenses	(11.4)
Accrued expenses	(8.3)
Other current liabilities	(6.1)
Deferred tax liability	(75.8)
Other non-current liabilities	(12.9)
Goodwill	357.6
Total purchase price	$1,424.9

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for the year ended June 29, 2019, filed with the Securities and Exchange Commission on August 27, 2019. There have been no measurement period adjustments during the three months ended September 28, 2019.
We continually evaluate our existing portfolio of businesses to maximize long-term shareholder value. On April 18, 2019, we completed the sale of our Datacom transceiver module business based in Sagamihara, Japan and the transfer of related employees to Cambridge Industries Group (“CIG”) for $25.5 million in net cash. These product lines were initially acquired by us through

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the acquisition of Oclaro. This business did not meet the criteria for assets held-for-sale under the relevant accounting guidance as of December 10, 2018, the date of our acquisition of Oclaro, in our purchase price allocation. The assets and liabilities transferred to CIG were $33.5 million and $7.0 million, respectively.
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
The following supplemental pro forma information presents the combined results of operations for the three months ended September 29, 2018, as if Oclaro had been acquired as of the beginning of fiscal year 2018. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of the term loan debt issuance costs.
The unaudited supplemental pro forma financial information for the period presented is as follows (in millions):

Three Months Ended
September 29, 2018

Net revenue	$485.8
Net income	39.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 28, 2019:
Cash	$213.8	$—	$—	$213.8
Cash equivalents:
Certificates of deposit	5.5	—	—	5.5
Commercial paper	82.3	—	—	82.3
Money market funds	229.7	—	—	229.7
U.S. Agency securities	1.2	—	—	1.2
U.S. Treasury securities	6.5	—	—	6.5
Total cash and cash equivalents	$539.0	$—	$—	$539.0
Short-term investments:
Certificates of deposit	$6.4	$—	$—	$6.4
Commercial paper	12.3	—	—	12.3
Asset-backed securities	38.0	0.2	—	38.2
Corporate debt securities	179.7	0.9	—	180.6
Mortgage-backed securities	5.9	0.1	—	6.0
Foreign government bonds	6.2	—	—	6.2
U.S. Treasury securities	42.2	—	—	42.2
Total short-term investments	$290.7	$1.2	$—	$291.9

June 29, 2019:
Cash	$213.8	$—	$—	$213.8
Cash equivalents:
Commercial paper	37.4	—	—	37.4
Money market funds	168.1	—	—	168.1
U.S. Treasury securities	13.3	—	—	13.3
Total cash and cash equivalents	$432.6	$—	$—	$432.6
Short-term investments:
Certificates of deposit	$1.9	$—	$—	$1.9
Commercial paper	22.3	—	—	22.3
Asset-backed securities	54.9	0.2	—	55.1
Corporate debt securities	207.6	0.9	(0.1)	208.4
Municipal bonds	1.3	—	—	1.3
Mortgage-backed securities	6.6	—	—	6.6
Foreign government bonds	6.2	—	—	6.2
U.S. Agency securities	4.6	—	—	4.6
U.S. Treasury securities	29.4	0.1	—	29.5
Total short-term investments	$334.8	$1.2	$(0.1)	$335.9

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended September 28, 2019 and September 29, 2018, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three months ended September 28, 2019 and September 29, 2018, our other income (expense), net was $5.0 million and $2.7 million, respectively, and includes interest income on cash equivalents and short-term investments of $4.0 million and $2.7 million, respectively.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 28, 2019:
Commercial paper	$3.8	$—	$—	$—	$3.8	$—
Asset-backed securities	0.7	—	2.1	—	2.8	—
Corporate debt securities	5.2	—	6.9	—	12.1	—
Foreign government bonds	—	—	2.2	—	2.2	—
U.S. government bonds	6.9	—	—	—	6.9	—
Total	$16.6	$—	$11.2	$—	$27.8	$—

June 29, 2019:
Asset-backed securities	$4.2	$—	$5.9	$—	$10.1	$—
Corporate debt securities	9.6	—	35.9	(0.1)	45.5	(0.1)
Foreign government bonds	—	—	2.1	—	2.1	—
U.S. government bonds	6.9	—	—	—	6.9	—
Total	$20.7	$—	$43.9	$(0.1)	$64.6	$(0.1)

The following table classifies our short-term investments by contractual maturities (in millions):

	September 28, 2019		June 29, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$151.9	$152.2	$178.9	$179.1
Due in 1 year through 5 years	133.3	134.2	148.1	149.0
Due in 5 years through 10 years	4.5	4.5	6.0	6.0
Due after 10 years	1.0	1.0	1.8	1.8
	$290.7	$291.9	$334.8	$335.9

All available-for-sale securities have been classified as current, based on management’s intent and ability to use the funds in current operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Fair Value Measurements
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
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities for a total purchase consideration of $8.7 million. We estimated the fair value of our Level 3 contingent consideration related to this acquisition at the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. We estimated the likelihood of meeting the production targets at 100 percent and recorded $3.0 million of the fair value of such contingent consideration in other current liabilities on the condensed consolidated balance sheet as of September 28, 2019. This contingent consideration is anticipated to be paid within the next 12 months, when the production targets are achieved, and the actual amount is subject to the then applicable exchange rate.
Based on quoted market prices as of September 28, 2019, the fair value of the Convertible Notes (refer to “Note 11. Debt”) was approximately $529.6 million, determined using Level 2 inputs as they are not actively traded in markets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 28, 2019: (1)
Assets:
Cash equivalents:
Certificates of deposit	$—	$5.5	$—	$5.5
Commercial paper	—	82.3	—	82.3
Money market funds	229.7	—	—	229.7
U.S. Agency securities	—	1.2	—	1.2
U.S. Treasury securities	6.5	—	—	6.5
Short-term investments:
Certificates of deposit	—	6.4	—	6.4
Commercial paper	—	12.3	—	12.3
Asset-backed securities	—	38.2	—	38.2
Corporate debt securities	—	180.6	—	180.6
Mortgage-backed securities	—	6.0	—	6.0
Foreign government bonds	—	6.2	—	6.2
U.S. Treasury securities	42.2	—	—	42.2
Total assets	$278.4	$338.7	$—	$617.1
Other current liabilities:
Acquisition contingencies	$—	$—	$3.0	$3.0
Total other accrued liabilities	$—	$—	$3.0	$3.0
(1) Excludes $213.8 million in cash held in our bank accounts at September 28, 2019.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
June 29, 2019: (1)
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangible and other long-lived assets. During the annual impairment testing performed in fiscal 2019, we concluded that our intangible and other long-lived assets were not impaired.
No impairment charges were recorded during the three months ended September 28, 2019 and September 29, 2018. Refer to “Note 9. Goodwill and Other Intangible Assets”.
Note 7. Balance Sheet Details
Accounts receivable allowances
As of each of September 28, 2019 and June 29, 2019, our accounts receivable allowance balance was $4.5 million.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories
The components of inventories were as follows (in millions):

	September 28, 2019	June 29, 2019
Raw materials and purchased parts	$73.0	$78.3
Work in process	62.1	72.5
Finished goods	67.1	78.0
Inventories (1)	$202.2	$228.8

(1) The inventory balance as of September 28, 2019 and June 29, 2019 includes $3.5 million and $5.7 million, net of amortization, related to the inventory step-up adjustment from the Oclaro acquisition, respectively.
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	September 28, 2019	June 29, 2019
Prepayments	$37.2	$32.4
Vendor receivable	34.2	36.3
Value added tax receivable	12.6	11.9
Advances to contract manufacturers	6.1	8.7
Assets held-for-sale	4.9	4.9
Other current assets	2.3	3.3
Prepayments and other current assets	$97.3	$97.5

Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

September 28, 2019
Operating lease right-of-use assets	$91.5
Less: accumulated amortization	(3.3)
Operating lease right-of-use assets, net	$88.2

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	September 28, 2019	June 29, 2019
Land	$44.2	$44.2
Buildings and improvement	106.5	103.7
Machinery and equipment (1)	510.2	500.5
Computer equipment and software	25.3	25.4
Furniture and fixtures	5.1	4.9
Leasehold improvements	30.9	31.2
Finance lease right-of-use assets (1)	28.4	16.0
Construction in progress	52.0	46.8
	802.6	772.7
Less: Accumulated depreciation (1)	(365.9)	(339.4)
Property, plant and equipment, net	$436.7	$433.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Included in the table above is our equipment acquired under finance leases. As of September 28, 2019 and June 29, 2019, the accumulated depreciation of finance lease right-of-use assets was $15.1 million and $11.2 million, respectively. For fiscal 2019 in accordance with Topic 842, we have reclassified $16.0 million of equipment acquired under finance leases from machinery and equipment to finance lease right-of-use assets to conform to current period presentation.
During the three months ended September 28, 2019 and September 29, 2018, we recorded depreciation expense of $31.6 million and $19.7 million, respectively. Included in these amounts were depreciation expense for equipment acquired under finance leases in the amount of $3.9 million and $1.5 million for the same respective periods.
In fiscal 2019, we purchased a property in San Jose, California for $54.6 million in cash. We have relocated our corporate headquarters to this new San Jose location in the second quarter of fiscal 2020. The allocations of value were $21.7 million to buildings and improvements and $32.9 million to the land. The total amount of $54.6 million is included in our property, plant and equipment, gross as of September 28, 2019.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	September 28, 2019	June 29, 2019
Restructuring accrual and related charges (1)	$10.7	$14.6
Warranty accrual (2)	7.0	7.5
Deferred revenue and customer deposits	2.5	2.9
Finance lease liabilities, current (3)	9.7	0.4
Income tax payable (4)	17.0	8.7
Other current liabilities	5.7	5.1
Other current liabilities	$52.6	$39.2

(1) Refer to “Note 14. Restructuring and Related Charges.”
(2) Refer to “Note 17. Commitments and Contingencies.”
(3) For fiscal 2019 in accordance with Topic 842, we have reclassified amounts from capital lease obligations to finance lease liabilities to conform to current period presentation. In addition to the $9.7 million of finance lease liabilities recorded within other current liabilities as of September 28, 2019, we also recorded $0.4 million within other non-current liabilities in the condensed consolidated balance sheet. Refer to “Note 8. Leases.”
(4) Refer to “Note 15. Income Taxes.”
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	September 28, 2019	June 29, 2019
Asset retirement obligation	$4.5	$4.5
Pension and related accrual (1)	8.1	7.9
Deferred rent	—	2.2
Unrecognized tax benefit	18.8	18.7
Finance lease liabilities, non-current	0.4	—
Other non-current liabilities	0.3	0.4
Other non-current liabilities	$32.1	$33.7

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) In connection with our acquisitions of Oclaro in fiscal 2019 and Time-Bandwidth Products Inc. in fiscal 2014, we assumed defined benefit plans for Japan and Switzerland employees, respectively. As of September 28, 2019, the projected benefit obligations for Japanese and Swiss employees were $3.0 million and $5.1 million, respectively, and were included in other non-current liabilities in our condensed consolidated balance sheet. As of June 29, 2019, the projected benefit obligations for Japanese and Swiss employees were $2.8 million and $5.0 million, respectively, and were included in other non-current liabilities in our condensed consolidated balance sheet. Pension and related accruals as of June 29, 2019 also include $0.1 million attributable to post-retirement benefits for executives.
Note 8. Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2033. These operating leases are mainly for administrative offices, research-and-development and manufacturing facilities, as well as sales offices in various countries around the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.
We have also entered into various finance leases to obtain servers and certain other equipment for our operations. These arrangements are typically for two to four years.
As of September 28, 2019, we sublease certain floors of our offices in the United Kingdom, Canada, and Japan. These subleases will expire at various dates by fiscal year 2023. We anticipate receiving approximately $6.4 million in sublease income over the next three years.
The components of lease costs, lease term, and discount rate are as follows:

Three Months Ended
September 28, 2019
Finance lease cost (in millions):
Amortization of right-of-use assets	$3.9
Interest	0.1
Operating lease cost	4.0
Variable lease cost	0.6
Short-term lease cost	0.5
Sublease income	(0.6)
Total lease cost	$8.5

Weighted average remaining lease term (in years):
Operating leases	9.1
Finance leases	1.1
Weighted average discount rate:
Operating leases	3.47%
Finance leases	4.38%

As of September 28, 2019, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fiscal Years	Operating Leases (1)	Finance Leases	Total
Remainder of 2020	$10.6	$7.5	$18.1
2021	13.5	2.7	16.2
2022	12.5	—	12.5
2023	11.3	—	11.3
2024	9.6	—	9.6
Thereafter	30.9	—	30.9
Total minimum lease payments	$88.4	$10.2	$98.6
Less: amount representing interest	(11.4)	(0.1)	(11.5)
Present value of total lease liabilities	$77.0	$10.1	$87.1
(1) Non-cancellable sublease proceeds for the remainder of fiscal 2020, and fiscal 2021, 2022, and 2023 of $1.9 million, and $2.2 million, $1.9 million, and $0.4 million, respectively, are not included in the table above.
Prior to our adoption of Topic 842, future minimum lease payments as of June 29, 2019, which were undiscounted, were net of our sublease income amounts, and included lease and non-lease components, were as follows (in millions):

Fiscal Years	Operating Leases	Finance Leases	Total
2020	$13.9	$0.8	$14.7
2021	12.1	—	12.1
2022	11.2	—	11.2
2023	11.3	—	11.3
2024	9.8	—	9.8
Thereafter	31.7	—	31.7
Total minimum operating lease payments	$90.0	$0.8	$90.8

Note 9. Goodwill and Other Intangible Assets
Goodwill
On December 10, 2018, we completed the acquisition of Oclaro. We recognized goodwill in the amount of $357.6 million for the acquisition of Oclaro and allocated it to our OpComms segment. There have been no measurement periods or other adjustments to goodwill during the three months ended September 28, 2019. The following table presents our goodwill balance by the reportable segments as of September 28, 2019 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of September 28, 2019	$363.5	$5.4	$368.9

Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2019, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three months ended September 28, 2019 and September 29, 2018, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Other Intangibles
In connection with our acquisition of Oclaro on December 10, 2018, we recorded $443.0 million as our preliminary estimate of the fair value of the acquired developed technologies and other intangible assets. The intangible assets acquired from Oclaro consist of the following:

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Intangible	Fair value (in millions)	Weighted average amortization period (in years)
Acquired developed technologies	$182.0	4.4 years
Customer relationships	145.0	8 years
In-process research and development	94.0	n/a
Order backlog	22.0	1 year
Total intangible assets	$443.0

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
The following tables present details of our other intangibles, including those acquired in connection with the Oclaro acquisition, as of the periods presented (in millions):

September 28, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$287.5	$(136.2)	$151.3
Customer relationships	149.3	(18.5)	130.8
In-process research and development	94.0	—	94.0
Order backlog	22.0	(21.5)	0.5
Other intangibles	2.7	(2.7)	—
Total intangible assets	$555.5	$(178.9)	$376.6

June 29, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technologies	$287.5	$(125.2)	$162.3
Customer relationships	149.3	(12.3)	137.0
In-process research and development	94.0	—	94.0
Order backlog	22.0	(19.9)	2.1
Other intangibles	2.7	(2.7)	—
Total intangible assets	$555.5	$(160.1)	$395.4

The amounts in the table above for fiscal 2019 include cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying intangibles.
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Cost of sales	$12.5	$0.8
Selling, general and administrative	6.3	—
Total amortization of intangibles	$18.8	$0.8

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Based on the carrying amount of our acquired developed technologies and other intangibles, excluding IPR&D, as of September 28, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2020	$52.2
2021	66.7
2022	64.1
2023	40.6
2024	21.8
Thereafter	37.2
Total future amortization	$282.6

Note 10. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability
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
On October 15, 2018, we issued a 30-day notice of intent to the holders of Series A Preferred Stock to convert all shares of Series A Preferred Stock at a conversion price equal to the Issuance Value divided by $24.63 plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared. On November 2, 2018, we received notice from Amada of their intent to convert the Series A Preferred Stock and we issued 1.5 million shares of our common stock to Amada upon the conversion of the 35,805 shares of Series A Preferred Stock and recorded $79.4 million in additional paid in capital in the condensed consolidated balance sheet.
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
Through the date of conversion, holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, were entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends were payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. The accrued dividends as of November 2, 2018, the effective date of the conversion of all outstanding Series A Preferred Stock, was $0.3 million. During the three months ended September 29, 2018, we paid $0.4 million in dividends to the holders of Series A Preferred Stock.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to the conversion of the Series A Preferred Stock on November 2, 2018, we marked to market the embedded derivative, resulting in a gain of $10.9 million in our second quarter of fiscal 2019. In connection with the conversion of the Series A Preferred Stock on November 2, 2018, we also recorded $79.4 million in additional paid in capital which is reflected within the condensed consolidated balance sheets as of September 28, 2019 and June 29, 2019. For the three months ended September 29, 2018, we recorded $2.1 million unrealized loss to our condensed consolidated statements of operations.
Note 11. Debt
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
Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. We incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. We amortize the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes is 5.4% per year. As of September 28, 2019, the remaining debt discount amortization period was 53 months.
During the fiscal year ended July 1, 2017, we satisfied the TMA settlement condition. As such, the value of the conversion option will no longer be marked to market and was reclassified to additional paid-in capital within stockholders’ equity on our condensed consolidated balance sheet. The value of the conversion option at the time of issuance will be treated as an original issue discount for purposes of accounting for the debt component of the notes. The debt component will accrete up to the principal

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

amount over the expected term of the debt. These accounting standards do not affect the actual amount we are required to repay, and the amount shown in the table below for the notes is the aggregate principal amount of the notes and does not reflect the debt discount we will be required to recognize.
The 2024 Notes consisted of the following components as of the periods presented (in millions):

Liability component:	September 28, 2019	June 29, 2019
Principal	$450.0	$450.0
Unamortized debt discount	(93.5)	(98.1)
Net carrying amount of the liability component	$356.5	$351.9

The following table sets forth interest expense information related to the 2024 Notes for the periods presented (in millions, except percentages):

	Three Months Ended
	September 28, 2019	September 29, 2018
Contractual interest expense	$0.3	$0.3
Amortization of the debt discount	4.6	4.3
Total interest expense	$4.9	$4.6
Effective interest rate on the liability component	5.4%	5.4%

We have the ability and intent to settle the $450 million face value of the debt in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the debt. The 2024 Notes will have no impact to diluted earnings per share until the average price of our common stock exceeds the conversion price of $60.62.
Term Loan Facility
On March 11, 2018, in connection with the Oclaro merger, we entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch (“Deutsche Bank”), pursuant to which Deutsche Bank committed to provide a senior secured term loan facility to finance the merger.
On December 10, 2018 (the “Closing Date”), concurrent with the closing of the Oclaro merger, we entered into a Credit and Guarantee Agreement (the “Credit Agreement”), by and among us, certain of our subsidiaries, the lenders party thereto, and Deutsche Bank, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $500.0 million. The term loans available under the Term Loan Facility were fully drawn on the Closing Date and the proceeds of the term loans were used to consummate the merger and pay fees and expenses in connection with the merger and the Term Loan Facility.
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
The term loans bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate equal to the highest of (i) the prime rate then in effect, (ii) the federal funds rate, plus 0.50% and (iii) an adjusted LIBOR rate determined on the basis of a one-month interest period, plus 1.0%, subject to a floor of 0.0%, or (b) an adjusted LIBOR rate, subject to a floor of 0.0%. The applicable margin with respect to the initial term loans is equal to 2.50% in the case of LIBOR rate loans and 1.50% in the case of base rate loans. The applicable margin is adjusted following the first full fiscal quarter after the Closing Date, if our

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

first lien net leverage ratio is equal to or less than 0.50:1.00, to 2.25% in the case of LIBOR rate loans and 1.25% in the case of base rate loans. During the three months ended September 28, 2019, we recorded a contractual interest expense of $6.1 million related to the term loans, which is included in interest expense in our condensed consolidated statements of operations.
The commitment letter with Deutsche Bank required payment of a ticking fee. During the three months ended September 29, 2018, we recorded total expenses in connection with the ticking fee of $0.4 million. This ticking fee expense was included in interest expense in our condensed consolidated statements of operations.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of Lumentum and its restricted subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, make investments, make certain restricted payments, dispose of assets, and enter into transactions with affiliates, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Credit Agreement also contains customary events of default that include, among other things, certain payment defaults, cross defaults to other indebtedness, covenant defaults, change of control defaults, judgment defaults, and bankruptcy and insolvency defaults. If an event of default exists, the lenders may require the immediate payment of all obligations under the Credit Agreement, and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. As of September 28, 2019, we were in compliance with all of the covenants.
We incurred $9.3 million of debt issuance costs in connection with the Term Loan Facility which were capitalized and recorded as a contra liability in our condensed consolidated balance sheet. These costs will be amortized to interest expense using the effective interest rate method from the issuance date of December 10, 2018, through the end of the term of the loan. As of September 28, 2019, the effective interest rate was 4.88% and the stated interest rate was 4.61%.
The following table sets forth balance sheet information related to the term loan as of the periods presented (in millions):

	September 28, 2019	June 29, 2019
Principal	$497.5	$500.0
Repayment of principal	—	(2.5)
Unamortized value of the debt issuance costs	(8.2)	(8.5)
Net carrying value	$489.3	$489.0

Term loan, current	$6.2	$5.0
Term loan, non-current	$483.1	$484.0
The following table sets forth interest expense information related to the term loan, including interest expense associated with the ticking fee, for the periods presented (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Contractual interest expense	$6.1	$0.4
Amortization of the debt issuance costs	0.3	—
Total interest expense	$6.4	$0.4

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Defined Benefit Plans
We sponsor defined benefit pension plans which provide benefits to our employees in Switzerland (the “Switzerland Plan”) and Japan (the “Japan Plan”).
The Switzerland Plan is partially funded. As of September 28, 2019, our Switzerland Plan was under funded by $5.1 million since the projected benefit obligation (“PBO”) exceeded the fair value of the plan assets. The $5.1 million is recorded in our condensed consolidated balance sheets as non-current liabilities.
Our Japan Plan, which was assumed in connection with our acquisition of Oclaro on December 10, 2018, is unfunded. As of September 28, 2019, we had an obligation of $3.0 million, which is reflective of the total PBO and is recorded in our condensed consolidated balance sheets as non-current liabilities.
The net periodic benefit cost of the Switzerland Plan and Japan Plan are comprised of the following components (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Service cost	$0.3	$0.2
Expected return on plan assets	(0.1)	(0.1)
Amortization of net (gain) loss	0.1	0.1
Net periodic pension cost	$0.3	$0.2

Note 13. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations, and available-for-sale securities.
The changes in accumulated other comprehensive income (loss) by component and related tax effects for each period presented were as follows (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Beginning balance as of June 29, 2019	$9.7	$(3.5)	$0.9	$7.1
Other comprehensive income (4)	—	—	0.1	0.1
Ending balance as of September 28, 2019	$9.7	$(3.5)	$1.0	$7.2

Beginning balance as of June 30, 2018	$10.3	$(2.3)	$(1.6)	$6.4
Other comprehensive income (4)	0.1	—	0.4	0.5
Ending balance as of September 29, 2018	$10.4	$(2.3)	$(1.2)	$6.9

(1) In fiscal 2019, as a result of significant changes in economic facts and circumstances, primarily due to the acquisition of Oclaro, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018, remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheets.
(2) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary.
(3) As of September 28, 2019 and June 29, 2019, unrealized gain on available-for-sale securities is presented in the table above as net of tax of $0.2 million.
(4) For the periods presented in the table above, tax effects were not material.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, streamline the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro on December 10, 2018.
The following table summarizes the activity of restructuring and related charges during the three months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Balance as of beginning of period	$14.6	$1.9
Charges	1.3	1.3
Payments	(5.2)	(1.6)
Balance as of end of period	$10.7	$1.6

During the three months ended September 28, 2019 and September 29, 2018, we recorded $1.3 million in restructuring and related charges in each of the respective period, in our condensed consolidated statements of operations.

•	During the first quarter of fiscal 2020, we recorded restructuring and related charges of $1.3 million attributable to severance charges associated with ongoing acquisition related synergies.

•
During the first quarter of fiscal 2019, we implemented an internal reorganization in order to extend our market leadership position by strengthening product quality, to develop new enabling technologies required to support a long-term portfolio roadmap, and to develop commercial proposals and new product introduction priorities to maintain and grow our position while driving new customer and ecosystem partner engagements. In connection with this reorganization, we recorded restructuring and related charges of $1.3 million related to severance and employee related benefits.

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
We recorded a tax provision of $5.8 million and $5.2 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Our estimated effective tax rate for the fiscal 2020 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D and foreign tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”), and subpart F inclusion.
As of September 28, 2019, we had $18.8 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of commencement, resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within next 12 months. Subject to audit timing and uncertainty, we expect our unrecognized tax benefit amount that could affect the effective tax rate to decrease by $3.9 million over the next 12 months.
We believe that we have adequately provided under GAAP for potential outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof.
On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit, reversing a previous decision of the U.S. Tax Court, held that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

sharing calculations were valid. Our financial statements have been prepared consistent with this outcome, but we will continue to monitor any ongoing developments, including the outcome of the taxpayer’s July 22, 2019 request for an en banc rehearing or a potential appeal to the U.S. Supreme Court, to determine if future changes are required.
Note 16. Stock-Based Compensation and Stock Plans
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of September 28, 2019, we had 2.8 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”).
Restricted stock units, restricted stock awards and performance stock units are performance-based, time-based or a combination of both. The fair value of these grants is based on the closing market price of our common stock on the date of award.
As of September 28, 2019, 3.7 million shares of common stock under the 2015 Plan were available for grant.
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
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 2015 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 2.0 million shares remained available for issuance as of September 28, 2019.
During the three months ended September 28, 2019, our board of directors preliminarily approved the grant of 0.07 million PSUs to senior members of our management team. The grant date has not been established for these awards as the performance targets will be set and approved in the second quarter of fiscal 2020. As such, no stock-based compensation has been recorded for these grants during the three months ended September 28, 2019.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three months ended September 28, 2019 and September 29, 2018 was as follows (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Cost of sales	$4.2	$3.3
Research and development	3.8	2.8
Selling, general and administrative	8.7	4.7
Total stock-based compensation	$16.7	$10.8

Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Income tax benefit associated with stock-based compensation	$2.8	$2.9

Approximately $3.3 million and $3.5 million of stock-based compensation was capitalized to inventory as of September 28, 2019 and June 29, 2019, respectively.
Stock Option and Stock Award Activity
The following table summarizes our awards activity for the three months ended September 28, 2019 (in millions, except per share amounts):

	Stock Options		Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 29, 2019	—	$38.8	2.2	$52.4	—	$32.5	0.2	$56.0
Granted	—	—	0.9	58.5	—	—	0.2	58.7
Vested/Exercised	—	31.5	(0.5)	54.3	—	32.5	(0.1)	56.4
Canceled	—	29.4	(0.1)	51.8	—	—	—	57.3
Balance as of September 28, 2019	—	$41.3	2.5	$54.4	—	$—	0.3	$57.3

As of September 28, 2019, $140.3 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 29, 2019	4.7
Granted	(1.1)
Canceled	0.1
Balance as of September 28, 2019	3.7

Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three months ended September 28, 2019 and September 29, 2018 was $0.9 million

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and $1.0 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three months ended September 28, 2019 and September 29, 2018 there were no shares issued to employees through the 2015 Purchase Plan.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. During each of the three months ended September 28, 2019 and September 29, 2018, the assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued were as follows:

	September 28, 2019	September 29, 2018
Expected term (years)	0.5	0.5
Expected volatility	60.1%	58.8%
Risk-free interest rate	2.47%	2.02%
Dividend yield	—%	—%

Note 17. Commitments and Contingencies
Acquisition Contingencies
In February 2017, we incurred liabilities in the amount of $3.6 million related to an acquisition of a privately held company (based on the exchange rate at the date of acquisition). The purchase price retainer for the seller’s indemnification obligations was paid to the seller in fiscal 2019, and the contingent liability of $3.0 million (actual payment is subject to the then applicable exchange rate) is expected to be paid within the next 12 months contingent upon meeting certain production targets. We estimated the fair value of the contingent consideration to be $3.0 million and recorded this amount in other current liabilities within our condensed consolidated balance sheet as of September 28, 2019.
Term Loan
The estimated future interest and principal payments related to the term loan are as follows as of September 28, 2019 (in millions):

Fiscal Years
Remainder of 2020	$31.0
2021	27.6
2022	27.3
2023	27.1
2024	26.9
Thereafter	497.1
Total term loan payments	$637.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

0.25% Convertible Notes due 2024
The future interest and principal payments related to the 2024 Notes are as follows as of September 28, 2019 (in millions):

Fiscal Years
Remainder of 2020	$0.5
2021	1.1
2022	1.1
2023	1.1
2024	451.2
Thereafter	—
Total 2024 Notes payments	$455.0

Purchase Obligations
Purchase obligations of $277.6 million as of September 28, 2019, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
The following table presents the changes in our warranty reserve during the three months ended September 28, 2019 and September 29, 2018 (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Balance as of beginning of period	$7.5	$6.6
Provision for warranty	1.2	1.2
Utilization of reserve	(1.7)	(1.2)
Balance as of end of period	$7.0	$6.6

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of September 28, 2019, we did not have any material claims or proceedings that were probable or reasonably possible.
Merger Litigation
In connection with our acquisition of Oclaro, seven lawsuits were filed by purported stockholders of Oclaro challenging the proposed merger (the “Merger”). Two of the seven suits were putative class actions filed against Oclaro, its directors, Lumentum, Prota Merger Sub, Inc. and Prota Merger, LLC: Nicholas Neinast v. Oclaro, Inc., et al., No. 3:18-cv-03112-VC, in the United States District Court for the Northern District of California (filed May 24, 2018) (the “Neinast Lawsuit”); and Adam Franchi v. Oclaro, Inc., et al., No. 1:18-cv-00817-GMS, in the United States District Court for the District of Delaware (filed June 9, 2018) (the “Franchi Lawsuit”). Both the Neinstat Lawsuit and the Franchi Lawsuit were voluntarily dismissed with prejudice.
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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also names Lumentum as a defendant. A motion to dismiss the amended complaint has been filed and is currently pending, and defendants intend to defend the Karri Lawsuit vigorously.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of September 28, 2019, we did not have any material indemnification claims that were probable or reasonably possible.
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
In connection with our acquisition of Oclaro, we recorded $1.1 million in Malaysia Goods and Services Tax (“GST”) refund claims within prepaid expenses and other current assets in our condensed consolidated balance sheet. The refund claim represents an initial claim of $2.5 million of GST, net of reserves, that were previously denied by the Malaysian tax authorities in 2016. During the three months ended September 28, 2019, we were able to favorably resolve this audit and we received refunds for the majority of our outstanding GST claims, with the remaining amounts expected to be received in our second quarter of fiscal 2020.
Note 18. Operating Segments and Geographic Information
Our chief executive officer is our Chief Operating Decision Maker (“CODM”). The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and gross margin. We do not track all of our property, plant and equipment by operating segments. The geographic identification of these assets is set forth below.
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. Our OpComms products address the following markets: telecommunications and data communications (“Telecom and Datacom”), and consumer and industrial (“Consumer and Industrial”), and include product lines from the recent acquisition of Oclaro. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Net revenue:
OpComms	$416.1	$310.1
Lasers	33.8	44.0
Net revenue	$449.9	$354.1
Gross profit:
OpComms	$191.9	$124.9
Lasers	14.2	17.7
Total segment gross profit	206.1	142.6
Unallocated corporate items:
Stock-based compensation	(4.2)	(3.3)
Amortization of acquired intangibles	(12.5)	(0.8)
Amortization of fair value adjustments	(2.2)	—
Inventory write down due to product lines exit	(1.1)	—
Integration related costs	(3.4)	—
Other charges (1)	(15.0)	(12.5)
Gross profit	$167.7	$126.0

(1) “Other charges” of unallocated corporate items for the three months ended September 28, 2019 primarily include costs of transferring product lines to Thailand of $4.8 million as well as excess and obsolete charges driven by the decline in demand by Huawei of $6.7 million. During the three months ended September 29, 2018, “other charges” of unallocated corporate items primarily consisted of set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand of $12.7 million.
Disaggregation of Revenue
We disaggregate revenue by product and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve Telecom and Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Three Months Ended
	September 28, 2019		September 29, 2018
OpComms:
Telecom and Datacom	$248.1	55.2%	$177.1	50.0%
Consumer and Industrial	168.0	37.3%	133.0	37.6%
Total OpComms	$416.1	92.5%	$310.1	87.6%
Lasers	33.8	7.5%	44.0	12.4%
Total Revenue	$449.9		$354.1

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

	Three Months Ended
	September 28, 2019		September 29, 2018
	Amount	% of Total	Amount	% of Total
Americas:
United States	$36.9	8.3%	$21.9	6.2%
Mexico	28.9	6.4	56.3	15.9
Other Americas	1.1	0.2	0.9	0.3
Total Americas	$66.9	14.9%	$79.1	22.4%

Asia-Pacific:
Hong Kong	$133.8	29.7%	$65.5	18.5%
South Korea	91.6	20.4	70.0	19.8
Japan	32.5	7.2	36.1	10.2
Other Asia-Pacific	92.8	20.6	74.1	20.9
Total Asia-Pacific	$350.7	77.9%	$245.7	69.4%

EMEA	$32.3	7.2%	$29.3	8.2%

Total net revenue	$449.9		$354.1

During the three months ended September 28, 2019 and September 29, 2018, net revenue from customers outside the United States, based on customer shipping location, represented 91.7% and 93.8% of net revenue, respectively. Our net revenue from Hong Kong grew due to increased sales of our 3D sensing products for mobile devices shipped to one of our large customers.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of September 28, 2019 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance obligations	$414.9	$—	$—	$414.9

Contract Balances
The following table reflects the changes in contract balances as of September 28, 2019 (in millions, except percentages):

Contract balances	Balance sheet location	September 28, 2019	June 29, 2019	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$292.8	$238.0	$54.8	23.0%
Deferred revenue and customer deposits	Other current liabilities	$2.5	$2.9	$(0.4)	(13.8)%

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended September 28, 2019 and September 29, 2018, our net revenue was concentrated with three customers, who collectively accounted for 58% and 59% of our total net revenue, respectively.
As of September 28, 2019 and June 29, 2019, our accounts receivable balance was concentrated with three customers, who collectively represented 49% and 44% of gross accounts receivable, respectively.
Long-lived assets, namely net property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	September 28, 2019	June 29, 2019
Property, plant and equipment, net
United States	$155.9	$156.2
Thailand	144.1	157.1
China	51.9	33.5
Japan	28.3	28.3
Other countries	56.5	58.2
Total long-lived assets	$436.7	$433.3

We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During the three months ended September 28, 2019 and September 29, 2018, net inventory purchases were concentrated with two contract manufacturers, who collectively accounted for 79% and 77% of total net inventory purchases, respectively.
Note 19. Subsequent Event
On October 30, 2019, we made a voluntary pre-payment of principal amount under our term loan facility of $150.0 million. As a result of the early payment of the term loan, we will recognize a loss on early extinguishment of debt of approximately $2.5 million in our second quarter of fiscal 2020, which will be recorded in our interest expense.
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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets and industry, products and strategy, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our plans to discontinue certain operations and product lines and our ability to transition customers to other products, our expectations regarding US-China relations and market conditions, the successful integration of Oclaro’s business (including personnel), expected synergies and non-GAAP earnings accretion from the acquisition of Oclaro, and our expectations regarding our Term Loan Facility, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
On December 10, 2018, we completed the acquisition of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. The total transaction consideration was $1.4 billion, which was funded through the issuance of Lumentum common stock, new debt (refer to “Note 11. Debt”), and cash balances of the combined company. Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements for further discussion of the merger.
Following the acquisition of Oclaro, during our fiscal 2019, we made several strategic changes to our OpComms business as follows:
•First, for overlapping products as a result of the acquisition, we are transitioning to a common lower cost design and manufacturing platform, which we expect will result in gross margin improvement over time. In addition, we are discontinuing certain Telecom product lines that we believe have muted growth and profitability trends that are inconsistent with our long term model. We expect that these transitions will be completed in our fiscal 2021. For the Telecom product lines we are exiting, we do not expect significant revenue declines until fiscal 2021 as in fiscal 2020 we are continuing to satisfy customers’ product needs with respect to these product lines.
•Second, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators, and we plan to wind down these operations in San Donato, Italy during fiscal year 2020. Development and manufacturing will also be discontinued in our San Jose, California manufacturing locations within the next few quarters in order to facilitate our customers’ transition to new products. We expect our Indium Phosphide photonic integrated circuits will continue to replace Lithium Niobate modulators over time.
•Third, we announced the sale of many of our Datacom transceiver modules to Cambridge Industries Group (“CIG”). This transaction closed on April 18, 2019.We expect Datacom transceiver modules sales to ramp down to zero during fiscal year 2020. We are investing in new Datacom chip development and expect sales of these chips to customers serving the Datacom and 5G wireless markets will grow over time. For further information regarding this transaction, refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements. With the exit from the business of selling Datacom transceiver modules in fiscal 2019, we recorded an impairment charge to our long-lived assets that were not deemed to be useful, as they were retired from active use and classified as held-for-sale for $4.9 million on our Balance Sheet.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Business Combinations
• Goodwill
Except for the adoption of ASU 2016-02 , Leases (Topic 842) and the resulting changes in our accounting policies and disclosures for lease accounting, there have been no significant changes to our significant accounting policies as of and for the three months ended September 28, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 29, 2019. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the details of ASU 2016-02 (Topic 842) adoption. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 29, 2019 provides a more complete discussion of our critical accounting policies and estimates.
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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended
	September 28, 2019	September 29, 2018
Segment net revenue:
OpComms	92.5%	87.6%
Lasers	7.5	12.4
Net revenue	100.0	100.0
Cost of sales	59.9	64.2
Amortization of acquired developed technologies	2.8	0.2
Gross profit	37.3	35.6
Operating expenses:
Research and development	11.1	9.8
Selling, general and administrative	12.6	9.3
Restructuring and related charges	0.3	0.4
Total operating expenses	24.0	19.5
Income from operations	13.3	16.1
Unrealized loss on derivative liability	—	(0.6)
Interest expense	(2.5)	(1.4)
Other income (expense), net	1.1	0.8
Income before income taxes	11.9	14.9
Provision for income taxes	1.3	1.5
Net income	10.6%	13.4%

Financial Data for the three months ended September 28, 2019 and September 29, 2018
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended
	September 28, 2019	September 29, 2018	Change	Percentage Change
Segment net revenue:
OpComms	$416.1	$310.1	$106.0	34.2%
Lasers	33.8	44.0	(10.2)	(23.2)
Net revenue	$449.9	$354.1	$95.8	27.1%

Gross profit	$167.7	$126.0	$41.7	33.1%
Gross margin	37.3%	35.6%

Research and development	$49.9	$34.6	$15.3	44.2%
Percentage of net revenue	11.1%	9.8%

Selling, general and administrative	$56.7	$33.0	$23.7	71.8%
Percentage of net revenue	12.6%	9.3%

Restructuring and related charges	$1.3	$1.3	$—	—%
Percentage of net revenue	0.3%	0.4%
Net Revenue
Net revenue increased by $95.8 million, or 27.1%, during the three months ended September 28, 2019 compared to the three months ended September 29, 2018. This increase was primarily due to the acquisition of Oclaro in the second quarter of fiscal 2019, increased sales in our Consumer and Industrial business, as well as organic growth in our Telecom and Datacom business.
OpComms net revenue increased by $106.0 million, or 34.2%, during the three months ended September 28, 2019 compared to the three months ended September 29, 2018, primarily driven by increased sales of Telecom and Datacom products of $71.0 million, and Consumer and Industrial products of $35.0 million.
Lasers net revenue decreased by $10.2 million, or 23.2%, during the three months ended September 28, 2019 compared to the three months ended September 29, 2018, primarily due to decreased sales of our kilowatt class fiber lasers and solid state lasers.
During the three months ended September 28, 2019 and September 29, 2018, our net revenue was concentrated with three customers, who collectively accounted for 58% and 59% of our total net revenue, respectively.

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

	Three Months Ended
	September 28, 2019		September 29, 2018
	Amount	% of Total	Amount	% of Total
Americas:
United States	$36.9	8.3%	$21.9	6.2%
Mexico	28.9	6.4	56.3	15.9
Other Americas	1.1	0.2	0.9	0.3
Total Americas	$66.9	14.9%	$79.1	22.4%

Asia-Pacific:
Hong Kong	$133.8	29.7%	$65.5	18.5%
South Korea	91.6	20.4	70.0	19.8
Japan	32.5	7.2	36.1	10.2
Other Asia-Pacific	92.8	20.6	74.1	20.9
Total Asia-Pacific	$350.7	77.9%	$245.7	69.4%

EMEA	$32.3	7.2%	$29.3	8.2%

Total net revenue	$449.9		$354.1
For the three months ended September 28, 2019 and September 29, 2018, net revenue from customers outside the United States, based on customer shipping location, represented 91.7% and 93.8% of net revenue, respectively. Our net revenue from Hong Kong grew due to increased sales of our 3D sensing products for mobile devices shipped to one of our large customers.
Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities. However, regulatory and enforcement actions by the United States and other governmental agencies, as well as changes in tax and trade policies and tariffs, have impacted and may continue to impact net revenue from customers outside the United States.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three months ended September 28, 2019 and September 29, 2018 (in millions, except for percentages):

	Three Months Ended
	Gross Profit		Gross Margin
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
OpComms	$191.9	$124.9	46.1%	40.3%
Lasers	14.2	17.7	42.0%	40.2%
Segment total	$206.1	$142.6	45.8%	40.3%
Unallocated corporate items:
Stock-based compensation	(4.2)	(3.3)
Amortization of acquired intangibles	(12.5)	(0.8)
Amortization of fair value adjustments	(2.2)	—
Inventory write down due to product lines exit	(1.1)	—
Integration related costs	(3.4)	—
Other charges (1)	(15.0)	(12.5)
Total	$167.7	$126.0	37.3%	35.6%
(1) “Other charges” of unallocated corporate items for the three months ended September 28, 2019 primarily include costs of transferring product lines to Thailand of $4.8 million as well as excess and obsolete charges driven by the decline in demand by Huawei of $6.7 million. During the three months ended September 29, 2018, “other charges” of unallocated corporate items primarily consisted of set-up costs of our facility in Thailand, including costs of transferring product lines to Thailand of $12.7 million.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended September 28, 2019 increased to 37.3% from 35.6% for the three months ended September 29, 2018. The increase was primarily due to increased sales in our 3D sensing products, which have higher gross margins than the average for other products.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Segment Gross Margin
OpComms
OpComms gross margin for the three months ended September 28, 2019 increased to 46.1% from 40.3% for the three months ended September 29, 2018. This increase was primarily due to increased sales of our 3D sensing products and wavelength selective switches products, which have higher gross margins than the averages for this segment, as well as increased sales of our transmission products due to the recent acquisition of Oclaro, which have higher gross margins than previous transmission products.
Lasers
Lasers gross margin for the three months ended September 28, 2019 increased to 42.0% from 40.2% for the three months ended September 29, 2018. This increase was primarily due to the streamlining of our manufacturing supply chain related to our kilowatt class fiber products.

Research and Development (“R&D”)
R&D expense increased by $15.3 million, or 44.2%, for the three months ended September 28, 2019 compared to the three months ended September 29, 2018. The increase in R&D expense was primarily due to the increase of $6.7 million in investments in key product lines and R&D materials. In addition, payroll related expense increased $5.8 million, $2.7 million of which was due to the result of our acquisition of Oclaro.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment in R&D to increase in absolute dollars in future quarters.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $23.7 million, or 71.8%, during the three months ended September 28, 2019 compared to the three months ended September 29, 2018. The increase was primarily attributable to the acquisition of Oclaro, including an incremental stock-based compensation charge of $2.0 million, integration related costs of $3.2 million, and amortization of intangibles of $6.3 million. In addition, payroll related expense increased $5.9 million, partially as a result of our acquisition of Oclaro.
From time to time, we expect to incur non-core expenses, such as mergers and acquisition-related expenses and litigation expenses, which will likely increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro in the second quarter of fiscal 2019.
During the three months ended September 28, 2019 and September 29, 2018, we recorded $1.3 million in restructuring and related charges, in each of the respective period, in our condensed consolidated statements of operations.

•	During the first quarter of fiscal 2020, we recorded restructuring and related charges of $1.3 million attributable to severance charges associated with ongoing acquisition related synergies.

•
During the first quarter of fiscal 2019, we implemented an internal reorganization in order to extend our market leadership position by strengthening product quality, to develop new enabling technologies required to support a long-term portfolio roadmap, and to develop commercial proposals and new product introduction priorities to maintain and grow our position while driving new customer and ecosystem partner engagements. In connection with this reorganization, we recorded restructuring and related charges of $1.3 million related to severance and employee related benefits.

Any changes in the estimates of executing our restructuring activities will be reflected in our future results of operations.

Interest Expense
For the three months ended September 28, 2019 and September 29, 2018, we recorded interest expense of $11.4 million and $5.1 million, respectively. The increase in interest expense during the three months ended September 28, 2019 as compared to the three months ended September 29, 2018 is mainly driven by interest expense on our Term Loan Facility that we entered into in connection with the acquisition of Oclaro in December 2018.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Foreign exchange gains (losses), net	$1.1	$(0.3)
Interest income	4.0	2.7
Other income (expense), net	(0.1)	0.3
Total other income (expense), net	$5.0	$2.7
For the three months ended September 28, 2019 and September 29, 2018, other income (expense), net increased by $2.3 million in income as compared to the three months ended September 29, 2018, mainly driven by an increase in interest income on our cash equivalents and short-term investments. Foreign exchange gains increased mainly due to dollar strengthening and newly recorded monetary liabilities in connection with adoption of Topic 842.
Unrealized Loss on Derivative Liability
Unrealized loss on Series A Preferred Stock derivative liability amounted to zero and $2.1 million for the three months ended September 28, 2019 and September 29, 2018, respectively. On November 2, 2018, all 35,805 shares of our Series A Preferred Stock were converted to common stock with the outstanding balance of the embedded derivative liability reclassed to additional paid in capital. There will be no further adjustments to “unrealized gain (loss) on derivative liability” due to this conversion. For further discussion of our derivative liability, see “Note 10. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” in the notes to condensed consolidated financial statements.
Provision for Income Taxes

(in millions)	Three Months Ended
	September 28, 2019	September 29, 2018
Provision for income taxes	$5.8	$5.2

We recorded a tax provision of $5.8 million and $5.2 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Our estimated effective tax rate for the fiscal 2020 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D and foreign tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”) and subpart F inclusion.

Contractual Obligations
The following table summarizes our contractual obligations as of September 28, 2019, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Acquisition contingencies (1)	$3.0	$3.0	$—	$—	$—
Asset retirement obligations	5.5	1.0	0.8	1.2	2.5
Finance lease liabilities, including imputed interest	10.2	9.8	0.4	—	—
Operating lease liabilities, including imputed interest (2)	88.4	14.1	25.7	19.4	29.2
Pension plan contributions (3)	0.5	0.5	—	—	—
Purchase obligations (4)	277.6	273.3	4.2	0.1	—
Term loan - principal (5)	497.5	6.2	10.0	10.0	471.3
Term loan - interest (5)	139.5	24.8	44.9	44.0	25.8
Convertible notes - principal (6)	450.0	—	—	450.0	—
Convertible notes - interest (6)	5.0	1.1	2.2	1.7	—
Total	$1,477.2	$333.8	$88.2	$526.4	$528.8
(1) Refer to “Note 6. Fair Value Measurements” in the notes to condensed consolidated financial statements.
(2) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of September 28, 2019, we expect to receive sublease income of approximately $6.4 million over the next three years.
(3) In connection with our acquisitions of Oclaro in fiscal 2019 and Time-Bandwidth Products Inc. in fiscal 2014, we assumed defined benefit plans for Japan and Switzerland employees, respectively. The Switzerland Plan is partially funded. The Japan Plan is unfunded. The amount in the preceding table represents planned contributions to our defined benefit plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond 1 year in the table above.
(4) Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 17. Commitments and Contingencies” in the notes to condensed consolidated financial statements.
(5) We incurred indebtedness in an aggregate principal amount of $500.0 million pursuant to a senior secured Term Loan Facility that we entered into in connection with the closing of the Oclaro acquisition on December 10, 2018. The amounts of interest included in the table above are based on current interest rates. Refer to “Note 11. Debt” in the notes to condensed consolidated financial statements.
(6) Includes interest on our 0.25% Convertible Notes due in 2024 through March 2024 as we have the right to redeem the 2024 Notes in whole or in part at any time on or after March 15, 2024. Refer to “Note 11. Debt” in the notes to condensed consolidated financial statements.
As of September 28, 2019, our other non-current liabilities also include $18.8 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
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

Financial Condition
Liquidity and Capital Resources
As of September 28, 2019 and June 29, 2019, our cash and cash equivalents of $539.0 million and $432.6 million, respectively, were largely held in the United States. The total amount of cash outside the United States as of September 28, 2019 was $100.3 million, which was primarily held by entities incorporated in Japan, Hong Kong, the United Kingdom, Thailand, the British Virgin Islands, China, and the Netherlands. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, such as our new Thailand facility, strategic transactions and partnerships, and future acquisitions. Our intent is to indefinitely reinvest funds held outside the United States, except for the funds held in the Cayman Islands, Japan and Hong Kong, and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is insignificant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of September 28, 2019, our condensed consolidated balance of cash and cash equivalents, increased by $106.4 million, to $539.0 million from $432.6 million as of June 29, 2019. The increase in cash and cash equivalents was mainly due to cash provided by operating activities of $87.5 million and cash provided by investing activities of $21.7 million during the three months ended September 28, 2019.
Operating Cash Flow
Cash provided by operating activities was $87.5 million during the three months ended September 28, 2019. Our net income was $47.6 million for the three months ended September 28, 2019. Cash provided by operating activities was generated primarily from $79.0 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our term loans and 2024 Notes, and other non-cash charges), offset by $39.1 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $54.8 million offset by a decrease in inventories of $23.5 million.
Cash provided by operating activities was $57.2 million during the three months ended September 29, 2018, primarily resulting from $47.4 million of net income and $37.7 million of non-cash items (such as depreciation, stock-based compensation, unrealized loss on derivative liability, amortization of intangibles, and amortization of discount on the 2024 Notes), offset by $27.9 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $41.9 million offset by a decrease in inventories of $15.3 million.
Investing Cash Flow
Cash provided by investing activities of $21.7 million during the three months ended September 28, 2019 was primarily attributable to sales of short-term investments, net of purchases of $44.4 million, offset by capital expenditures of $21.7 million and payment for asset acquisition of $1.0 million.
Cash provided by investing activities of $9.5 million during the three months ended September 29, 2018 was primarily attributable to sales of short-term investments, net of purchases of $39.8 million offset by capital expenditures of $29.6 million.
Financing Cash Flow
Cash used in financing activities of $2.8 million during the three months ended September 28, 2019 resulted from the repayment of principal on our finance leases.
Cash used in financing activities of $4.6 million during the three months ended September 29, 2018 resulted primarily from a repayment of a capital lease obligation of $2.3 million, payment of debt issuance costs of $0.9 million, and payment of acquisition related holdback of $1.0 million.

Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of September 28, 2019, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
There are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities, which affect our working capital;

•	increase in capital expenditures to support our business and growth;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit, which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets, which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;

•	issuance of debt or equity securities, or other financing transactions, including bank debt;

•	repaying or refinancing our existing debt obligations;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	the settlement of any conversion or redemption of the 2024 Notes in cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three months ended September 28, 2019 and September 29, 2018, we recorded foreign exchange gains (losses), net of $1.1 million and $(0.3) million, respectively, in the other income (expense), net in the condensed consolidated statements of operations.
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
Interest Rate Fluctuation Risk
As of September 28, 2019, we had cash, cash equivalents, and short-term investments of $830.9 million. Cash equivalents and short-term investments are primarily comprised of highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of September 28, 2019, the weighted-average life of our investment portfolio was approximately six months. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 28, 2019, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.9 million, and a hypothetical increase or decrease of 0.5% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.0 million.
A hypothetical increase or decrease of 0.5% (50 basis points) in interest rates would have resulted in an approximate $0.6 million increase or a decrease in our interest expense on the Term Loan Facility for the quarter.
Bank Liquidity Risk
As of September 28, 2019, we had approximately $213.8 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
(b)   Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to integrate Oclaro into our systems and control environment as of September 28, 2019.
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
Merger Litigation
In connection with our acquisition of Oclaro, seven lawsuits were filed by purported stockholders of Oclaro challenging the proposed merger (the “Merger”). Two of the seven suits were putative class actions filed against Oclaro, its directors, Lumentum, Prota Merger Sub, Inc. and Prota Merger, LLC: Nicholas Neinast v. Oclaro, Inc., et al., No. 3:18-cv-03112-VC, in the United States District Court for the Northern District of California (filed May 24, 2018) (the “Neinast Lawsuit”); and Adam Franchi v. Oclaro, Inc., et al., No. 1:18-cv-00817-GMS, in the United States District Court for the District of Delaware (filed June 9, 2018) (the “Franchi Lawsuit”). Both the Neinstat Lawsuit and the Franchi Lawsuit were voluntarily dismissed with prejudice.
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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also names Lumentum as a defendant. A motion to dismiss the amended complaint has been filed and is currently pending, and defendants intend to defend the Karri Lawsuit vigorously.

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
We also cannot be certain what additional actions the U.S. government may take with respect to Huawei, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 or of additional actions, which could have a long-term adverse effect on our business. To the extent that the U.S. government adds other customers of ours to the Entity List or otherwise restricts our ability to ship products to foreign customers or certain jurisdictions, our business, financial condition and results of operations may be harmed.
We also manufacture customized products for Huawei, and therefore may be unable to sell certain finished goods inventory to alternative customers, or may be unable to utilize such manufacturing capabilities for products for alternative customers, which may result in excess and obsolete changes in future periods. Such charges could also occur with respect to customized products we manufacture for other customers should the U.S. government add such customers to the Entity List or otherwise restrict our ability to sell to such customers.
Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI (which recently acquired Finisar), Acacia Communications (which has entered into an agreement to be acquired by Cisco), AMS, Broadcom, Coherent, Fujitsu Optical Components, Furukawa Electric, IPG Photonics, MACOM, Mitsubishi Electric, Molex, Neophotonics, nLight, O-net Communications, OSRAM, Sumitomo Electric Industries and Trumpf. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, for example, the recently completed acquisition of Finisar by II-VI and the pending acquisition of Acacia Communications by Cisco, they may be able to offer a lower cost structure through economies of scale that we may be unable to match and which may intensify competition in the various markets. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
The manufacturing of our products may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities or if our contract manufacturers and suppliers fail to meet our production requirements.
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Italy, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations.
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

•
political developments of foreign nations, including Brexit and recent political developments in Hong Kong and the potential impact such developments or further actions could have on our customers in Hong Kong; and

•
the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.

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
We have in the past made several acquisitions, including our acquisition of Oclaro in December 2018. We may continue to expand and diversify our operations with additional acquisitions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
In connection with acquisitions, risks to us and our business include:

•	diversion of management’s attention from normal daily operations of the business;

•	unforeseen expenses, delays or conditions imposed upon the acquisition or transaction, including due to required regulatory approvals or consents;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	unanticipated changes in the acquired business, including due to regulatory action or changes in the operating results or financial condition of the business;

•	the inability to retain and obtain required regulatory approvals, licenses and permits;

•	difficulties and costs in integrating the operations, technologies, products, IT and other systems, facilities and personnel of the purchased businesses;

•	loss of customers, suppliers or partners;

•	potential difficulties in completing projects associated with in-process R&D; and

•	an acquisition or strategic transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments.
We have in the past, and may in the future, also divest or reduce our investment in certain businesses or product lines from time to time. For example, during the third quarter of fiscal year 2019, we announced the divestiture of our Datacom module business in Japan which was completed in the fourth quarter of fiscal year 2019. Such divestitures involve risks, such as difficulty separating portions of or entire businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
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

•	coordinating new product and process development;

•	increasing complexity from combining operations;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	diversion of management’s attention from other business concerns;

•	dilution of our current stockholders as a result of any issuance of equity securities as acquisition consideration;

•	expenditure of cash that would otherwise be available to operate our business; and

•	incurrence of indebtedness on terms that are unfavorable to us, limit our operational flexibility or that we are unable to repay.
In addition, following an acquisition, we may have difficulty forecasting the financial results of the combined company and the market price of our common stock could be adversely affected if the effect of any acquisitions on our consolidated financial results is dilutive or is below the market's or financial analysts' expectations, or if there are unanticipated changes in the business or financial performance of the target company or the combined company. Any failure to successfully integrate acquired businesses may disrupt our business and adversely impact our business, financial condition and results of operations.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected our fiscal quarter ended September 28, 2019, and which will continue to affect our fiscal years thereafter. Information regarding the Tax Act and the impact of the Tax Act on our tax profile is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.

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
Our revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors, including unfavorable economic and market conditions, which makes predicting financial results difficult.
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
We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third-parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license. Our inability to maintain or re-

license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could potentially require us to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.
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
We are also subject to laws and regulations with respect to personal data we collect from our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. We have made certain modifications to our practices in order to comply with these or other requirements, and may be required to make additional modifications in order to comply with these or other requirements relating to privacy and data protection in the future, each of which may require us to incur significant costs and expenses. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (“CCPA”), which will, among other things, require covered companies to provide new disclosures to California consumers when it goes into effect on January 1, 2020. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear. The effects of the CCPA and these other state laws and regulations are potentially significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.
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
Our common stock is listed on NASDAQ under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per the NASDAQ Global Select Market has ranged from $14.12 to $73.20, through September 28, 2019. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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
Our Term Loan Facility restricts our operations, particularly our ability to respond to changes or to take certain actions regarding our business.
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
101
The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the fiscal quarters ended September 28, 2019 and September 29, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended September 28, 2019 and September 29, 2018; (iii) Condensed Consolidated Balance Sheets as of September 28, 2019 and June 29, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended September 28, 2019 and September 29, 2018, 2017; (v) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the fiscal quarters ended September 28, 2019 and September 29, 2018; and (vi) Notes to the Consolidated Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X
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

LUMENTUM HOLDINGS INC.

Date:	October 31, 2019	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer