Form 10-Q
period 2019-12-28
Lumentum Holdings Inc.
filed 2020-02-04
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
 OR
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
As of January 27, 2020, the Registrant had 74.7 million shares of common stock outstanding.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended December 28, 2019 and December 29, 2018	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months Ended December 28, 2019 and December 29, 2018	3
	Condensed Consolidated Balance Sheets as of December 28, 2019 and June 29, 2019	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three Months and Six Months Ended December 28, 2019 and December 29, 2018	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 28, 2019 and December 29, 2018	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	54
Item 6.	Exhibits	70

SIGNATURES		71

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenue	$457.8	$373.7	$907.7	$727.8
Cost of sales	256.3	244.5	526.0	471.8
Amortization of acquired developed intangibles	12.4	4.4	24.9	5.2
Gross profit	189.1	124.8	356.8	250.8
Operating expenses:
Research and development	51.0	42.8	100.9	77.4
Selling, general and administrative	62.4	62.7	119.1	95.7
Restructuring and related charges	0.9	7.8	2.2	9.1
Total operating expenses	114.3	113.3	222.2	182.2
Income from operations	74.8	11.5	134.6	68.6
Unrealized gain on derivative liability	—	10.9	—	8.8
Interest expense	(18.3)	(8.5)	(29.7)	(13.6)
Other income (expense), net	1.2	3.8	6.2	6.5
Income before income taxes	57.7	17.7	111.1	70.3
Provision for income taxes	8.6	1.4	14.4	6.6
Net income	$49.1	$16.3	$96.7	$63.7

Items reconciling net income to net income attributable to common stockholders:
Less: Cumulative dividends on Series A Preferred Stock	—	(0.1)	—	(0.3)
Less: Earnings allocated to Series A Preferred Stock	—	(0.1)	—	(1.2)
Net income attributable to common stockholders - Basic	$49.1	$16.1	$96.7	$62.2
Add: Earnings allocated to Series A Preferred Stock	—	0.1	—	1.2
Less: Unrealized gain on derivative liability on Series A Preferred Stock	—	(10.9)	—	(8.8)
Add: Cumulative dividends on Series A Preferred Stock	—	0.1	—	0.3
Net income attributable to common stockholders - Diluted	$49.1	$5.4	$96.7	$54.9

Net income per share attributable to common stockholders:
Basic	$0.64	$0.24	$1.26	$0.96
Diluted	$0.63	$0.08	$1.24	$0.82

Shares used to compute net income per share attributable to common stockholders:
Basic	76.8	66.8	76.9	65.0
Diluted	78.0	67.8	77.8	66.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net income	$49.1	$16.3	$96.7	$63.7
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	—	(0.7)	—	(0.6)
Net change in unrealized gain (loss) on available-for-sale securities	(0.2)	0.1	(0.1)	0.5
Net change in defined benefit obligations	—	(0.1)	—	(0.1)
Other comprehensive loss, net of tax	(0.2)	(0.7)	(0.1)	(0.2)
Comprehensive income, net of tax	$48.9	$15.6	$96.6	$63.5

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

	December 28, 2019	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,085.0	$432.6
Short-term investments	230.6	335.9
Accounts receivable, net	292.0	238.0
Inventories	179.6	228.8
Prepayments and other current assets	95.8	97.5
Total current assets	1,883.0	1,332.8
Property, plant and equipment, net	421.0	433.3
Operating lease right-of-use assets, net	84.7	—
Goodwill	368.9	368.9
Other intangible assets, net	358.0	395.4
Deferred income taxes	101.1	169.6
Other non-current assets	4.5	16.6
Total assets	$3,221.2	$2,716.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143.7	$160.8
Accrued payroll and related expenses	53.7	42.3
Accrued expenses	37.2	46.7
Term loan, current	—	5.0
Operating lease liabilities, current	11.7	—
Other current liabilities	57.9	39.2
Total current liabilities	304.2	294.0
Convertible notes	1,092	351.9
Term loan, non-current	—	484.0
Operating lease liabilities, non-current	62.5	—
Deferred tax liability	47.9	55.9
Other non-current liabilities	33.0	33.7
Total liabilities	1,539.6	1,219.5
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 74,716,401 and 76,653,478 shares issued and outstanding as of December 28, 2019 and June 29, 2019, respectively	0.1	0.1
Additional paid-in capital	1,648.7	1,360.8
Retained earnings	25.8	129.1
Accumulated other comprehensive income	7.0	7.1
Total stockholders’ equity	1,681.6	1,497.1
Total liabilities and stockholders’ equity	$3,221.2	$2,716.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 29, 2019	76.7	$0.1	$1,360.8	$129.1	$7.1	$1,497.1
Net income	—	—	—	47.6	—	47.6
Other comprehensive income	—	—	—	—	0.1	0.1
Issuance of shares pursuant to equity plans, net of tax withholdings	0.5	—	—	—	—	—
Stock-based compensation	—	—	16.5	—	—	16.5
Balance as of September 28, 2019	77.2	$0.1	$1,377.3	$176.7	$7.2	$1,561.3
Net income	—	—	—	49.1	—	49.1
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.3	—	—	—	—	—
Exercise of stock options	—	—	0.3	—	—	0.3
Equity component of the 2026 Notes, net of tax of $67.0 million and issuance costs of $2.3 million	—	—	245.9	—	—	245.9
ESPP shares issued	0.1	—	4.9	—	—	4.9
Repurchases of common stock	(2.9)	—	—	(200.0)	—	(200.0)
Stock-based compensation	—	—	20.3	—	—	20.3
Balance as of December 28, 2019	74.7	$0.1	$1,648.7	$25.8	$7.0	$1,681.6

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Retained Earnings
Balance as of June 30, 2018	—	$35.8	62.8	$0.1	$753.2	$166.4	$6.4	$926.1
Net income	—	—	—	—	—	47.4	—	47.4
Other comprehensive income	—	—	—	—	—	—	0.5	0.5
Declared dividend for preferred stock	—	—	—	—	—	(0.2)	—	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.5	—	—	—	—	—
Stock-based compensation	—	—	—	—	10.3	—	—	10.3
Cumulative-effect adjustment for adoption of Topic 606	—	—	—	—	—	(0.6)	—	(0.6)
Balance as of September 29, 2018	—	$35.8	63.3	$0.1	$763.5	$213.0	$6.9	$983.5
Net income	—	—	—	—	—	16.3	—	16.3
Other comprehensive loss	—	—	—	—	—	—	(0.7)	(0.7)
Declared dividend for preferred stock	—	—	—	—	—	(0.1)	—	(0.1)
Issuance of shares pursuant to equity plans, net of tax withholdings			0.2		(0.8)			(0.8)
Issuance of shares pursuant to merger agreement, net of tax withholdings	—	—	11.0	—	460.1	—	—	460.1
ESPP shares issued	—	—	0.1	—	4.7	—	—	4.7
Stock-based compensation	—	—	—	—	17.3	—	—	17.3
Conversion of preferred stock to common stock	—	(35.8)	1.5	—	79.4	—	—	79.4
Balance as of December 29, 2018	—	$—	76.1	$0.1	$1,324.2	$229.2	$6.2	$1,559.7

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
OPERATING ACTIVITIES:	December 28, 2019	December 29, 2018
Net income	$96.7	$63.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	60.3	45.7
Stock-based compensation	36.9	30.5
Loss on early extinguishment of debt	8.0	—
Unrealized loss on derivative liability	—	(8.8)
Loss on disposal of property, plant and equipment	4.7	—
Amortization of acquired intangibles	37.4	6.0
Amortization of debt discount and debt issuance costs	11.3	8.8
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	4.3	1.3
Other non-cash income	(0.5)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(54.0)	(0.8)
Inventories	44.3	0.5
Operating lease right-of-use assets, net	6.6	—
Prepayments and other current and non-currents assets	4.8	(10.7)
Income taxes, net	10.4	5.8
Accounts payable	(18.7)	16.5
Accrued payroll and related expenses	11.4	(1.6)
Operating lease liabilities	(6.9)	—
Accrued expenses and other current and non-current liabilities	(7.2)	2.8
Net cash provided by operating activities	249.8	159.6
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(47.4)	(53.9)
Payment for asset acquisition	(3.0)	(0.7)
Payment for Oclaro acquisition, net of cash acquired	—	(619.8)
Proceeds from deposit related to sale of product lines	2.5	—
Purchases of short-term investments	(51.3)	(100.1)
Proceeds from maturities and sales of short-term investments	157.0	102.1
Net cash provided by (used in) investing activities	57.8	(672.4)
FINANCING ACTIVITIES:
Repurchase of common stock	(200.0)	—
Proceeds from the issuance of 0.50% Convertible Notes due 2026, net of issuance costs	1,042.9	—
Tax payments related to restricted stock	—	(2.4)
Payment of dividends - Series A Preferred Stock	—	(0.7)
Payment of acquisition related holdback	—	(1.0)
Proceeds from employee stock plans	4.9	4.7
Proceeds from term loan, net of issuance costs	—	491.0
Principal payments on finance leases	(5.8)	(4.6)
Proceeds from the exercise of stock options	0.3	—
Repayment of term loan	(497.5)	—
Net cash provided by financing activities	344.8	487.0
Effect of exchange rates on cash and cash equivalents	—	(0.2)
Increase (decrease) in cash and cash equivalents	652.4	(26.0)
Cash and cash equivalents at beginning of period	432.6	397.3
Cash and cash equivalents at end of period	$1,085.0	$371.3

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3.9	$0.4
Cash paid for interest	10.2	0.7

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$9.4	$21.7
Issuance costs in current liabilities	0.7	0.3
Right-of-use assets obtained in exchange for new operating lease liabilities	2.2	—
Issuance of common stock upon conversion of Series A Preferred Stock	—	79.4
Net transfer of assets from property, plant and equipment, net to assets held-for-sale	2.1	—
Issuance of common stock and replacement awards in connection with Oclaro acquisition	—	460.1
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum (“we,” “us,” “our” or the “Company”) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications (“OpComms”) and Lasers for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be Original Equipment Manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that Network Equipment Manufacturers’ (“NEMs”) customers assemble into communications networking systems, which they sell to network service providers or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications. Further, we have begun shipping prototype units of diode lasers and optical subassemblies containing diode lasers and other optical devices to automotive customers for sensing and LiDAR applications.
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
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2021 will be a 53-week year. Our fiscal 2020 is a 52-week year ending on June 27, 2020, with the quarter ended December 28, 2019 being a 13-week quarterly period. Our fiscal 2019 was a 52-week year that ended on June 29, 2019, with the quarter ended December 29, 2018 being a 13-week quarterly period.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Except for the accounting policies for lease accounting as a result of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), there have been no significant changes to our significant accounting policies as of and for the three months ended December 28, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 29, 2019.
Adoption of Leases (Topic 842)
On June 30, 2019, the first day of fiscal year 2020, we adopted Topic 842, using the modified retrospective transition approach. Refer to “Note 2. Recently Issued Accounting Pronouncements” regarding the impact of adoption.
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
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Effective June 30, 2019, we adopted Topic 842, using the modified retrospective transition approach. We applied the new guidance to all leases existing as of the date of adoption. Our reported results beginning with the first quarter of fiscal 2020 reflect the application of Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.
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
All existing leases that were classified as capital leases under Topic 840 are classified as finance leases under the new guidance. As of adoption, we recognized finance lease assets of $12.4 million in property, plant and equipment, net, with corresponding finance lease liabilities of $12.4 million on the condensed consolidated balance sheets. For further information regarding the impact of Topic 842 adoption, see “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 9. Leases”.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2018, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted ASU 2018-02 in the first quarter of fiscal 2020 with no impact to our condensed consolidated financial statements.
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
Accounting Pronouncements Not Yet Effective
In December 2019, FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us at the beginning of fiscal 2022, including interim periods within that reporting period, although early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our condensed consolidated financial statements.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Basic Earnings per Common Share
Net income	$49.1	$16.3	$96.7	$63.7
Less: Cumulative dividends on Series A Preferred Stock	—	(0.1)	—	(0.3)
Less: Earnings allocated to Series A Preferred Stock	—	(0.1)	—	(1.2)
Net income attributable to common stockholders - Basic	$49.1	$16.1	$96.7	$62.2

Weighted average common shares outstanding including Series A Preferred Stock	76.8	67.3	76.9	66.0
Less: Weighted average Series A Preferred Stock	—	(0.5)	—	(1.0)
Basic weighted average common shares outstanding	76.8	66.8	76.9	65.0
Net income per share attributable to common stockholders - Basic	$0.64	$0.24	$1.26	$0.96

Diluted Earnings per Common Share
Net income attributable to common stockholders - Basic	$49.1	$16.1	$96.7	$62.2
Add: Earnings allocated to Series A Preferred Stock	—	0.1	—	1.2
Less: Unrealized gain on derivative liability on Series A Preferred Stock	—	(10.9)	—	(8.8)
Add: Cumulative dividends on Series A Preferred Stock	—	0.1	—	0.3
Net income attributable to common stockholders - Diluted	$49.1	$5.4	$96.7	$54.9

Weighted average common shares outstanding for basic earnings per common share	76.8	66.8	76.9	65.0
Effect of dilutive securities from 2015 Equity Incentive Plan	0.7	0.5	0.7	0.6
Effect of dilutive securities from Series A Preferred Stock	—	0.5	—	1.0
Shares issuable assuming conversion of the 2024 Notes	0.5	—	0.2	—
Diluted weighted average common shares outstanding	78.0	67.8	77.8	66.6
Net income per share attributable to common stockholders - Diluted	$0.63	$0.08	$1.24	$0.82

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding $450 million in aggregate principal amount of 0.25% Convertible Notes due in 2024 (the “2024 Notes”) and $1,050 million in aggregate principal amount of 0.50% Convertible Notes due in 2026 (the “2026 Notes” and together with the 2024 Notes, the “convertible notes”), all using the treasury stock method.
We have the ability and intent to settle the face value of our convertible notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the convertible notes. The 2026 Notes will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $99.29. The potentially dilutive shares resulting from the 2024 Notes were included in the calculation of diluted income per share for the three months ended December 28, 2019 since the average price of our common stock exceeded the conversion price of $60.62. Refer to “Note 12. Debt” for further discussion.
Anti-dilutive potential shares from the 2015 Equity Incentive Plan are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for the three and six months ended December 28, 2019, respectively.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our allocation of the purchase price of Oclaro based on the estimated fair values of the assets acquired and liabilities assumed is as follows (in millions):

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

The amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for the year ended June 29, 2019, filed with the Securities and Exchange Commission on August 27, 2019. There have been no measurement period adjustments during the three and six months ended December 28, 2019.
On April 18, 2019, we completed the sale of our Datacom transceiver module business based in Sagamihara, Japan and the transfer of related employees to Cambridge Industries Group (“CIG”) for $25.5 million in net cash. These product lines were initially acquired by us through the acquisition of Oclaro. This business did not meet the criteria for assets held-for-sale under the relevant accounting guidance as of December 10, 2018, the date of our acquisition of Oclaro, in our purchase price allocation. The assets and liabilities transferred to CIG were $33.5 million and $7.0 million, respectively.
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
The following supplemental pro forma information presents the combined results of operations for the six months ended December 29, 2018, as if Oclaro had been acquired as of the beginning of fiscal year 2018. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of the term loan debt issuance costs.
The unaudited supplemental pro forma financial information for the period presented is as follows (in millions):

Six Months Ended
December 29, 2018

Net revenue	$941.8
Net income	32.7

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5. Assets and Liabilities Held For Sale
We continually evaluate our existing portfolio of businesses to maximize long-term shareholder value. Following our acquisition of Oclaro, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators and wind down these operations in our San Donato, Italy site. In the second quarter of fiscal year 2020, we entered into an agreement with Advanced Fiber Resources (Zhuhai) Ltd. ("AFR"), a leading provider of passive optical components, whereby AFR will acquire the assets associated with certain Lithium Niobate product lines manufactured by our San Donato site for $17 million. In connection with our agreement with AFR, we received $2.5 million of the purchase price as an advance in the second quarter of fiscal year 2020.
In the third quarter of fiscal year 2020, we completed the sale of Lithium Niobate modulators business in San Donato, Italy to AFR and received the proceeds of $12.8 million, with the remaining holdback of $1.7 million to be received within the next two months. With the close of this transaction, our telecom transmission product strategy will now be focused on Indium Phosphide photonic integrated circuits.
Also, included in the table below is $4.9 million of long-lived assets related to our plan to discontinue the development of future Datacom transceiver modules. As these assets were not deemed to be useful, we retired them from active use and classified them as held-for-sale on our balance sheet. This is a result of the strategic change we made in the third quarter of fiscal year 2019 when we announced the exit from the Datacom transceiver modules and investments in the new Datacom chips development.
We consider assets and liabilities as held-for-sale when management approves and commits to a plan to actively market assets or a group of assets for sale. Assets held-for-sale are recorded initially at the lower of its carrying value or its estimated fair value, less estimated costs to sell. Upon designation as an asset held-for-sale, we discontinue recording depreciation expense on such asset.
Assets and liabilities classified as held-for-sale as of December 28, 2019 were as follows (in millions):

	December 28, 2019	June 29, 2019
Assets held-for-sale
Inventories	$0.5	$—
Property, plant and equipment, net	7.0	4.9
Operating lease right-of-use assets, net	2.4	—
Total	$9.9	$4.9

Liabilities held-for-sale
Operating lease liabilities	$2.8	$—
Asset retirement obligation	0.7	—
Total	$3.5	$—

Net	$6.4	$4.9

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 28, 2019:
Cash	$157.7	$—	$—	$157.7
Cash equivalents:
Certificates of deposit	3.5	—	—	3.5
Commercial paper	91.8	—	—	91.8
Corporate debt securities	13.2	—	—	13.2
Money market funds	774.3	—	—	774.3
U.S. Agency securities	44.5	—	—	44.5
Total cash and cash equivalents	$1,085.0	$—	$—	$1,085.0
Short-term investments:
Certificates of deposit	$1.9	$—	$—	$1.9
Commercial paper	5.5	—	—	5.5
Asset-backed securities	31.8	0.2	—	32.0
Corporate debt securities	159.7	0.8	—	160.5
Mortgage-backed securities	5.2	—	—	5.2
Foreign government bonds	4.1	—	—	4.1
U.S. Treasury securities	21.4	—	—	21.4
Total short-term investments	$229.6	$1.0	$—	$230.6

June 29, 2019:
Cash	$213.8	$—	$—	$213.8
Cash equivalents:
Commercial paper	37.4	—	—	37.4
Money market funds	168.1	—	—	168.1
U.S. Treasury securities	13.3	—	—	13.3
Total cash and cash equivalents	$432.6	$—	$—	$432.6
Short-term investments:
Certificates of deposit	$1.9	$—	$—	$1.9
Commercial paper	22.3	—	—	22.3
Asset-backed securities	54.9	0.2	—	55.1
Corporate debt securities	207.6	0.9	(0.1)	208.4
Municipal bonds	1.3	—	—	1.3
Mortgage-backed securities	6.6	—	—	6.6
Foreign government bonds	6.2	—	—	6.2
U.S. Agency securities	4.6	—	—	4.6
U.S. Treasury securities	29.4	0.1	—	29.5
Total short-term investments	$334.8	$1.2	$(0.1)	$335.9

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended December 28, 2019 and December 29, 2018, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and six months ended December 28, 2019, our other income (expense), net was $1.2 million and $6.2 million, respectively, and includes interest income on cash equivalents and short-term investments of $3.4 million and $7.4 million, respectively. During the three and six months ended December 29, 2018, our other income (expense), net was $3.8 million and $6.5 million, respectively, and includes interest income on cash equivalents and short-term investments of $3.4 million and $6.1 million, respectively.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 28, 2019:
Asset-backed securities	$2.3	$—	$0.1	$—	$2.4	$—
Corporate debt securities	17.3	—	—	—	17.3	—
Total	$19.6	$—	$0.1	$—	$19.7	$—

June 29, 2019:
Asset-backed securities	$4.2	$—	$5.9	$—	$10.1	$—
Corporate debt securities	9.6	—	35.9	(0.1)	45.5	(0.1)
Foreign government bonds	—	—	2.1	—	2.1	—
U.S. government bonds	6.9	—	—	—	6.9	—
Total	$20.7	$—	$43.9	$(0.1)	$64.6	$(0.1)

The following table classifies our short-term investments by contractual maturities (in millions):

	December 28, 2019		June 29, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$120.6	$120.9	$178.9	$179.1
Due in 1 year through 5 years	105.2	105.9	148.1	149.0
Due in 5 years through 10 years	3.0	3.0	6.0	6.0
Due after 10 years	0.8	0.8	1.8	1.8
	$229.6	$230.6	$334.8	$335.9

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In February 2017, we completed the acquisition of a privately held company to enhance our manufacturing and vertical integration capabilities for a total purchase consideration of $8.7 million. We estimated the fair value of our Level 3 contingent consideration related to this acquisition at the present value of the expected contingent payments, determined using a probabilistic approach. We are required to reassess the fair value of contingent payments on a periodic basis. We recorded $3.0 million of the fair value of such contingent consideration in other current liabilities on the condensed consolidated balance sheet as of December 28, 2019.
Based on quoted market prices as of December 28, 2019, the fair values of the 2026 Notes and the 2024 Notes (refer to “Note 12. Debt”) were approximately $1.1 billion and $656.7 million, respectively, determined using Level 2 inputs as they are not actively traded in markets.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 28, 2019: (1)
Assets:
Cash equivalents:
Certificates of deposit	$—	$3.5	$—	$3.5
Commercial paper	—	91.8	—	91.8
Corporate debt securities	—	13.2	—	13.2
Money market funds	774.3	—	—	774.3
U.S. Agency securities	—	44.5	—	44.5
Short-term investments:
Certificates of deposit	—	1.9	—	1.9
Commercial paper	—	5.5	—	5.5
Asset-backed securities	—	32.0	—	32.0
Corporate debt securities	—	160.5	—	160.5
Mortgage-backed securities	—	5.2	—	5.2
Foreign government bonds	—	4.1	—	4.1
U.S. Treasury securities	21.4	—	—	21.4
Total assets	$795.7	$362.2	$—	$1,157.9
Other current liabilities:
Acquisition contingency	$—	$—	$3.0	$3.0
Total other accrued liabilities	$—	$—	$3.0	$3.0
(1) Excludes $157.7 million in cash held in our bank accounts at December 28, 2019.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
June 29, 2019: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$37.4	$—	$37.4
Money market funds	168.1	—	—	168.1
U.S. Treasury securities	13.3	—	—	13.3
Short-term investments:
Certificates of deposit	—	1.9	—	1.9
Commercial paper	—	22.3	—	22.3
Asset-backed securities	—	55.1	—	55.1
Corporate debt securities	—	208.4	—	208.4
Municipal bonds	—	1.3	—	1.3
Mortgage-backed securities	—	6.6	—	6.6
Foreign government bonds	—	6.2	—	6.2
U.S. Agency securities	—	4.6	—	4.6
U.S. Treasury securities	29.5	—	—	29.5
Total assets	$210.9	$343.8	$—	$554.7
Other accrued liabilities:
Acquisition contingency	$—	$—	$2.7	$2.7
Total other accrued liabilities	$—	$—	$2.7	$2.7

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
No impairment charges were recorded during the three and six months ended December 28, 2019 and December 29, 2018. Refer to “Note 10. Goodwill and Other Intangible Assets”.
Note 8. Balance Sheet Details
Accounts receivable allowances
As of December 28, 2019 and June 29, 2019, our accounts receivable allowance balance was $4.5 million for each of the periods presented.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories
The components of inventories were as follows (in millions):

	December 28, 2019	June 29, 2019
Raw materials and purchased parts	$60.4	$78.3
Work in process	72.0	72.5
Finished goods	47.2	78.0
Inventories (1)	$179.6	$228.8

(1) The inventory balance as of December 28, 2019 and June 29, 2019 includes $1.4 million and $5.7 million, net of amortization, related to the inventory step-up adjustment from the Oclaro acquisition, respectively.
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	December 28, 2019	June 29, 2019
Prepayments	$30.9	$32.4
Vendor receivable	37.8	36.3
Value added tax receivable	13.8	11.9
Advances to contract manufacturers	—	8.7
Assets held-for-sale	9.9	4.9
Other current assets	3.4	3.3
Prepayments and other current assets	$95.8	$97.5

Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

December 28, 2019
Operating lease right-of-use assets	$90.3
Less: accumulated amortization	(5.6)
Operating lease right-of-use assets, net	$84.7

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	December 28, 2019	June 29, 2019
Land	$44.2	$44.2
Buildings and improvement	113.9	103.7
Machinery and equipment (1)	515.0	500.5
Computer equipment and software	23.6	25.4
Furniture and fixtures	5.7	4.9
Leasehold improvements	23.9	31.2
Finance lease right-of-use assets (1)	28.3	16.0
Construction in progress	47.5	46.8
	802.1	772.7
Less: Accumulated depreciation (1)	(381.1)	(339.4)
Property, plant and equipment, net	$421.0	$433.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Included in the table above is our equipment acquired under finance leases. As of December 28, 2019 and June 29, 2019, the accumulated depreciation of finance lease right-of-use assets was $19.4 million and $11.2 million, respectively. For fiscal 2019 in accordance with Topic 842, we have reclassified $16.0 million of equipment acquired under finance leases from machinery and equipment to finance lease right-of-use assets to conform to current period presentation.
During the three and six months ended December 28, 2019, we recorded depreciation expense of $28.7 million and $60.3 million, respectively. During the three and six months ended December 29, 2018, we recorded depreciation expense of $26.0 million and $45.7 million, respectively.
Included in these amounts were depreciation expense for equipment acquired under finance leases in the amount of $4.3 million and $8.2 million for the three and six months ended December 28, 2019, respectively, and $1.5 million and $3.0 million for the three and six months ended December 29, 2018, respectively.
In fiscal 2019, we purchased a property in San Jose, California for $54.6 million in cash. We relocated our corporate headquarters to this new San Jose location in the second quarter of fiscal 2020. The allocations of value were $21.7 million to buildings and improvement and $32.9 million to the land.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	December 28, 2019	June 29, 2019
Restructuring accrual and related charges (1)	$5.0	$14.6
Warranty accrual (2)	6.8	7.5
Deferred revenue and customer deposits	1.8	2.9
Finance lease liabilities, current (3)	7.1	0.4
Income tax payable (4)	25.4	8.7
Other current liabilities	11.8	5.1
Other current liabilities	$57.9	$39.2

(1) Refer to “Note 14. Restructuring and Related Charges.”
(2) Refer to “Note 17. Commitments and Contingencies.”
(3) For fiscal 2019 in accordance with Topic 842, we have reclassified amounts from capital lease obligations to finance lease liabilities to conform to current period presentation. In addition to the $7.1 million of finance lease liabilities recorded within other current liabilities as of December 28, 2019, we also recorded $0.2 million within other non-current liabilities in the condensed consolidated balance sheet. Refer to “Note 9. Leases.”
(4) Refer to “Note 15. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	December 28, 2019	June 29, 2019
Asset retirement obligations	$4.9	$4.5
Pension and related accrual (1)	8.4	7.9
Deferred rent	—	2.2
Unrecognized tax benefit	19.0	18.7
Finance lease liabilities, non-current	0.2	—
Other non-current liabilities	0.5	0.4
Other non-current liabilities	$33.0	$33.7

(1) In connection with our acquisitions of Oclaro in fiscal 2019 and Time-Bandwidth Products Inc. in fiscal 2014, we assumed defined benefit plans for Japan and Switzerland employees, respectively. As of December 28, 2019, the projected benefit obligations for Japanese and Swiss employees were $3.0 million and $5.4 million, respectively. As of June 29, 2019, the projected benefit obligations for Japanese and Swiss employees were $2.8 million and $5.0 million, respectively. Pension and related accruals as of June 29, 2019 also include $0.1 million attributable to post-retirement benefits for executives.
Note 9. Leases
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
As of December 28, 2019, we sublease certain floors of our offices in the United Kingdom, the United States, Canada, and Japan. These subleases will expire at various dates by fiscal year 2023. We anticipate receiving approximately $6.6 million in sublease income over the next three years.
The components of lease costs, lease term, and discount rate are as follows:

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended	Six Months Ended
	December 28, 2019	December 28, 2019
Finance lease cost (in millions):
Amortization of right-of-use assets	$4.3	$8.2
Interest	—	0.1
Operating lease cost	4.0	8.0
Variable lease cost	0.5	1.1
Short-term lease cost	0.5	1.0
Sublease income	(0.6)	(1.2)
Total lease cost	$8.7	$17.2

Weighted average remaining lease term (in years):
Operating leases		9.2
Finance leases		0.6
Weighted average discount rate:
Operating leases		3.46%
Finance leases		4.38%

As of December 28, 2019, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)	Finance Leases	Total
Remainder of 2020	$6.9	$6.7	$13.6
2021	13.3	0.6	13.9
2022	12.5	—	12.5
2023	11.3	—	11.3
2024	9.6	—	9.6
Thereafter	31.3	—	31.3
Total minimum lease payments	$84.9	$7.3	$92.2
Less: amount representing interest	(10.7)	—	(10.7)
Present value of total lease liabilities	$74.2	$7.3	$81.5
(1) Non-cancellable sublease proceeds for the remainder of fiscal 2020, and fiscal 2021, 2022, and 2023 of $1.4 million, $2.4 million, $2.2 million, and $0.6 million, respectively, are not included in the table above.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Goodwill and Other Intangible Assets
Goodwill
On December 10, 2018, we completed the acquisition of Oclaro. We recognized goodwill in the amount of $357.6 million for the acquisition of Oclaro and allocated it to our OpComms segment. There have been no measurement periods or other adjustments to goodwill during the three and six months ended December 28, 2019. The following table presents our goodwill balance by the reportable segments as of December 28, 2019 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of December 28, 2019	$363.5	$5.4	$368.9

Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2019, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the three and six months ended December 28, 2019, there have been no events or circumstances that have required us to perform an interim assessment of goodwill for impairment.
Other Intangibles
In connection with our acquisition of Oclaro in fiscal year 2019, we recorded $443.0 million as the fair value of the acquired developed technologies and other intangible assets. This amount excludes $1.0 million of in-process research and development assets that were subsequently sold to CIG. Refer to “Note 4. Business Combinations”.
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
The following tables present details of our other intangibles, including those acquired in connection with the Oclaro acquisition, as of the periods presented (in millions, except for weighted average remaining amortization period):

December 28, 2019	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies (1)	$339.5	$(148.1)	$191.4	3.8
Customer relationships	149.3	(24.7)	124.6	7.0
In-process research and development (1)	42.0	—	42.0	n/a
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$555.5	$(197.5)	$358.0
(1) In the second quarter of fiscal year 2020, we completed $52 million of IPR&D projects and reclassified the value assigned to them to acquired developed technologies. The amount will be amortized over the assets’ estimated useful life of 4 to 5 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

June 29, 2019	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$287.5	$(125.2)	$162.3	3.8
Customer relationships	149.3	(12.3)	137.0	7.5
In-process research and development	94.0	—	94.0	n/a
Order backlog	22.0	(19.9)	2.1	0.5
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$555.5	$(160.1)	$395.4

The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Cost of sales	$12.4	$4.4	$24.9	$5.2
Selling, general and administrative	6.2	0.8	12.5	0.8
Total amortization of intangibles	$18.6	$5.2	$37.4	$6.0

Based on the carrying amount of our acquired developed technologies and other intangibles, excluding IPR&D, as of December 28, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2020	$39.7
2021	77.2
2022	74.6
2023	51.1
2024	32.0
Thereafter	41.4
Total future amortization	$316.0

Note 11. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability
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
Through the date of conversion, the Series A Preferred Stock conversion feature was bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. The derivative liability was measured at fair value each reporting period, and at the date of conversion, with the change in fair value recorded in the condensed consolidated statements of operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Through the date of conversion, holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, were entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends were payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. The accrued dividends as of November 2, 2018, the effective date of the conversion of all outstanding Series A Preferred Stock, was $0.3 million. During the three months ended December 29, 2018, we paid $0.4 million in dividends to the holders of Series A Preferred Stock.
Prior to the conversion of the Series A Preferred Stock on November 2, 2018, we marked to market the embedded derivative, resulting in a gain of $10.9 million in our second quarter of fiscal 2019. In connection with the conversion of the Series A Preferred Stock on November 2, 2018, we also recorded $79.4 million in additional paid in capital which is reflected within the condensed consolidated balance sheets as of December 28, 2019 and June 29, 2019. For the six months ended December 29, 2018, we recorded $8.8 million unrealized gain to our condensed consolidated statements of operations.
Note 12. Debt
Convertible Notes
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of the 2026 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes are governed by an indenture between the Company and U.S. Bank National Association (the “2026 Indenture”). We used approximately $196 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan credit facility, and a portion of the net proceeds of the offering to purchase approximately $200 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions. The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2026 Notes will bear interest at a rate of 0.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2020. The 2026 Notes will mature on December 15, 2026, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
The initial conversion rate is 10.0711 shares of common stock per $1,000 principal amount of the 2026 Notes (which is equivalent to an initial conversion price of approximately $99.29 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2026 Notes in connection with such make-whole fundamental change or notice of redemption.
Prior to the close of business on the business day immediately preceding September 15, 2026, holders of the 2026 Notes may convert their 2026 Notes only under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ended on March 28, 2020 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the "2026 measurement period") in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the 2026 measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day;

•	if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the relevant redemption date; or

•	upon the occurrence of specified corporate events, as specified in each indenture governing the 2026 Notes.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On or after September 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2026 Notes at any time. Upon conversion, we may satisfy our conversion obligation in cash, shares of common stock or a combination of cash and shares of common stock, at our election.
We may redeem for cash, stock or combination of both for all or any portion of the 2026 Notes, at our option, on or after December 20, 2023, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. Upon the occurrence of a fundamental change (as defined in the 2026 Indenture), holders may require us to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accordance with accounting for debt with conversions and other options, we bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount.
We incurred approximately $7.8 million in transaction costs in connection with the issuance of the 2026 Notes and these costs were allocated pro rata based on the relative carrying amounts of the liability and equity components. The debt discount and debt issuance costs attributable to the liability component will be amortized to interest expense using an effective interest rate of 5.8% over the expected life of the 2026 Notes. Debt issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity, and the equity component is not remeasured as long as it continues to meet the conditions for equity classification.
2024 Notes
In March 2017, we issued the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as trustee (the “2024 Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
Prior to the close of business on the business day immediately preceding December 15, 2023, each holder of the 2024 Notes may convert their 2024 Notes only under the following circumstances:

•
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

•
during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events.
On or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2024 Notes at any time. In addition, upon the occurrence of a make-whole fundamental

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

change (as defined in the 2024 Indenture), we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert 2024 Notes in connection with such make-whole fundamental change.
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
During the fiscal year ended July 1, 2017, we satisfied the TMA settlement condition. As such, the value of the conversion option will no longer be marked to market and was reclassified to additional paid-in capital within stockholders’ equity on our condensed consolidated balance sheet. The value of the conversion option at the time of issuance will be treated as an original issue discount for purposes of accounting for the debt component of the 2024 Notes. The debt component will accrete up to the principal amount over the expected term of the debt.
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	December 28, 2019		June 29, 2019
	2024 Notes	2026 Notes	2024 Notes
Principal	$450.0	$1,050.0	$450.0
Unamortized debt discount and debt issuance costs	(88.9)	(319.1)	(98.1)
Net carrying amount of the liability component	$361.1	$730.9	$351.9

The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions, except percentages):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Contractual interest expense	$0.5	$0.3	$0.7	$0.6
Amortization of the debt discount and debt issuance costs	6.2	4.4	10.8	8.7
Total interest expense	$6.7	$4.7	$11.5	$9.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The future interest and principal payments related to our convertible notes are as follows as of December 28, 2019 (in millions):

Fiscal Years	2024 Notes	2026 Notes	Total
Remainder of 2020	$0.5	$2.7	$3.2
2021	1.1	5.2	6.3
2022	1.1	5.3	6.4
2023	1.1	5.2	6.3
2024	451.2	5.3	456.5
Thereafter	—	1,063.1	1,063.1
Total convertible notes payments	$455.0	$1,086.8	$1,541.8

Term Loan Facility
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
In fiscal 2019, we incurred $9.3 million of debt issuance costs in connection with the Term Loan Facility which were capitalized and recorded as a contra liability in our condensed consolidated balance sheet. These costs were amortized to interest expense using the effective interest rate method from the issuance date of December 10, 2018.
In the second quarter of fiscal 2020, we repaid, in full, all amounts outstanding under our Term Loan Facility. We incurred $8.0 million loss for the unamortized debt issuance costs as a result of this full repayment.
The following table sets forth interest expense information related to the term loan for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Contractual interest expense	$3.4	$3.7	$9.6	$4.1
Amortization of the debt issuance costs	0.2	0.1	0.5	0.1
Loss on early extinguishment of debt	8.0	—	8.0	—
Total interest expense	$11.6	$3.8	$18.1	$4.2

For the six months ended December 28, 2019, we also recorded $0.1 million interest expense related to our finance leases.
The following table sets forth balance sheet information related to the term loan as of the periods presented (in millions):

	December 28, 2019	June 29, 2019
Principal	$497.5	$500.0
Repayment of principal	(497.5)	(2.5)
Unamortized value of the debt issuance costs	—	(8.5)
Net carrying value	$—	$489.0

Term loan, current	$—	$5.0
Term loan, non-current	$—	$484.0

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
The changes in accumulated other comprehensive income (loss) by component and related tax effects for each period presented were as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Beginning balance as of June 29, 2019	$9.7	$(3.5)	$0.9	$7.1
Other comprehensive income (4)	—	—	0.1	0.1
Ending balance as of September 28, 2019	9.7	(3.5)	1.0	7.2
Other comprehensive loss	—	—	(0.2)	(0.2)
Ending balance as of December 28, 2019	$9.7	$(3.5)	$0.8	$7.0

Beginning balance as of June 30, 2018	$10.3	$(2.3)	$(1.6)	$6.4
Other comprehensive income (4)	0.1	—	0.4	0.5
Ending balance as of September 29, 2018	10.4	(2.3)	(1.2)	6.9
Other comprehensive income (loss)	(0.7)	(0.1)	0.1	(0.7)
Ending balance as of December 29, 2018	$9.7	$(2.4)	$(1.1)	$6.2

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
(3) As of June 29, 2019 and September 28, 2019, unrealized gain on available-for-sale securities is presented in the table above as net of tax of $0.2 million.
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
The following table summarizes the activity of restructuring and related charges during the three and six months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Balance as of beginning of period	$10.7	$1.6	$14.6	$1.9
Charges	0.9	7.8	2.2	9.1
Payments	(6.6)	(5.9)	(11.8)	(7.5)
Balance as of end of period	$5.0	$3.5	$5.0	$3.5

During the three and six months ended December 28, 2019, we recorded $0.9 million and $2.2 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations. The charges were mainly attributable to severance charges associated with ongoing acquisition related synergies.
During the three and six months ended December 29, 2018, we recorded $7.8 million and $9.1 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provided, under certain circumstances, for payments and benefits upon an involuntary termination of employment. We made $5.7 million of payments in connection with these agreements during the three and six months ended December 29, 2018. We also

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

implemented an internal reorganization in order to extend our market leadership position by strengthening product quality, to develop new enabling technologies required to support a long-term portfolio roadmap, and to develop commercial proposals and new product introduction priorities to maintain and grow our position while driving new customer and ecosystem partner engagements. In connection with this reorganization, we recorded restructuring and related charges of $1.3 million during the three and six months ended December 29, 2018 related to severance and employee related benefits.
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
We recorded a tax provision of $8.6 million and $14.4 million for the three and six months ended December 28, 2019, respectively. Our estimated effective tax rate for the fiscal 2020 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D and foreign tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”), and subpart F inclusion.
As of December 28, 2019, we had $19.0 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of commencement, resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect our unrecognized tax benefit amount that could affect the effective tax rate to decrease by $5.3 million over the next 12 months.
We believe that we have adequately provided under GAAP for potential outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof.
On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit, reversing a previous decision of the U.S. Tax Court, held that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-sharing calculations were valid. On November 12, 2019, the U.S. Court of Appeals for the Ninth Circuit denied the en banc rehearing request filed by the taxpayer on July 22, 2019. Our financial statements have been prepared consistent with this outcome, but we will continue to monitor any ongoing developments, including a potential appeal to the U.S. Supreme Court, to determine if future changes are required.
Note 16. Stockholders' Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of December 28, 2019, we had 2.6 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”).
Restricted stock units, restricted stock awards and performance stock units are performance-based, time-based or a combination of both. The fair value of these grants is based on the closing market price of our common stock on the date of award.
As of December 28, 2019, 3.6 million shares of common stock under the 2015 Plan were available for grant.
Restricted Stock Units
Restricted stock units (“RSUs”) under the 2015 Plan are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and are expected to vest over one to four years. For annual refresh grants, RSUs generally vest ratably on an annual, or combination of annual and quarterly, basis over three years.

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
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.9 million shares remained available for issuance as of December 28, 2019.
Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation by function for the three and six months ended December 28, 2019 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Cost of sales	$4.1	$5.2	$8.3	$8.5
Research and development	4.1	3.4	7.9	6.2
Selling, general and administrative	12.0	21.1	20.7	25.8
Total stock-based compensation	$20.2	$29.7	$36.9	$40.5

Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Income tax benefit associated with stock-based compensation	$3.8	$3.8	$6.6	$6.6

Approximately $3.4 million and $3.5 million of stock-based compensation was capitalized to inventory as of December 28, 2019 and June 29, 2019, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Award Activity
The following table summarizes our awards activity for the six months ended December 28, 2019 (in millions, except per share amounts):

	Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 29, 2019	2.2	$52.4	—	$32.5	0.2	$56.0
Granted	1.0	59.0	—	—	0.2	61.9
Vested/Exercised	(0.7)	52.9	—	32.5	(0.1)	55.2
Canceled	(0.2)	52.0	—	—	—	57.3
Balance as of December 28, 2019	2.3	$55.2	—	$—	0.3	$59.6

As of December 28, 2019, $134.0 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 29, 2019	4.7
Granted	(1.2)
Canceled	0.1
Balance as of December 28, 2019	3.6

Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for each of the three months ended December 28, 2019 and December 29, 2018 was $0.8 million. The 2015 Purchase Plan expense for the six months ended December 28, 2019 and December 29, 2018 was $1.7 million and $1.8 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three and six months ended December 28, 2019 there were 0.1 million shares issued to employees through the 2015 Purchase Plan.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. During each of the three and six months ended December 28, 2019 and December 29, 2018, the assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued were as follows:

	December 28, 2019	December 29, 2018
Expected term (years)	0.5	0.5
Expected volatility	44.6%	71.3%
Risk-free interest rate	1.59%	2.52%
Dividend yield	—%	—%

Repurchase and Retirement of Common Stock
In the second quarter of fiscal year 2020, concurrently with the issuance of the 2026 Notes, we repurchased 2.9 million shares of our common stock in privately negotiated transactions at an average price of $69.68 per share for an aggregate purchase price of $200 million. These shares were retired immediately.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 17. Commitments and Contingencies
Acquisition Contingencies
In February 2017, as a result of the acquisition of a privately held company, we incurred the contingent liability of $3.0 million. This liability is recorded in other current liabilities within our condensed consolidated balance sheet as of December 28, 2019.
Purchase Obligations
Purchase obligations of $289.5 million as of December 28, 2019, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
Product Warranties
We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We typically offer a twelve month warranty for most of our products. However, in some instances depending upon the product, product components or application of our products by the end customer, our warranties can vary and generally range from six months to five years. We estimate the costs of our warranty obligations on an annualized basis based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The following table presents the changes in our warranty reserve during the three and six months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Balance as of beginning of period	$7.0	$6.6	$7.5	$6.6
Warranties assumed in Oclaro acquisition	—	3.8	—	3.8
Provision for warranty	0.6	0.7	1.8	1.9
Utilization of reserve	(0.8)	(1.4)	(2.5)	(2.6)
Balance as of end of period	$6.8	$9.7	$6.8	$9.7

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of December 28, 2019, we did not have any material claims or proceedings that were probable or reasonably possible.
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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also names Lumentum as a defendant. A motion to dismiss the amended complaint has been fully briefed and is currently pending, and defendants intend to defend the Karri Lawsuit vigorously.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of December 28, 2019, we did not have any material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the six months ended December 28, 2019, we were able to favorably resolve this audit and received refunds for all of our outstanding GST claims.
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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenue:
OpComms	$409.4	$325.4	$825.5	$635.5
Lasers	48.4	48.3	82.2	92.3
Net revenue	$457.8	$373.7	$907.7	$727.8
Gross profit:
OpComms	$196.4	$129.1	$388.3	$254.0
Lasers	20.4	20.6	34.6	38.3
Total segment gross profit	216.8	149.7	422.9	292.3
Unallocated corporate items:
Stock-based compensation	(4.1)	(5.2)	(8.3)	(8.5)
Amortization of acquired intangibles	(12.4)	(4.4)	(24.9)	(5.2)
Amortization of fair value adjustments	(2.1)	—	(4.3)	—
Inventory write down and fixed asset impairment due to product lines exit	(2.6)	—	(3.7)	—
Integration related costs	—	—	(3.4)	—
Other charges (1)	(6.5)	(15.3)	(21.5)	(27.8)
Gross profit	$189.1	$124.8	$356.8	$250.8

(1) “Other charges” of unallocated corporate items for the three and six months ended December 28, 2019 primarily include costs of transferring product lines to new production facilities, including Thailand of $2.0 million and $8.1 million, respectively. We also incurred excess and obsolete inventory charges driven by the decline in demand from Huawei of $6.0 million and $12.7 million during the three and six months ended December 28, 2019. During the three and six months ended December 29, 2018, “other charges” of unallocated corporate items including costs of transferring product lines to Thailand of $14.5 million and $27.2 million, respectively.

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
The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve Telecom and Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 28, 2019		December 29, 2018		December 28, 2019		December 29, 2018
OpComms:
Telecom and Datacom	$266.3	58.2%	$205.9	55.1%	$514.4	56.6%	$383.0	52.6%
Consumer and Industrial	143.1	31.2	119.5	32.0	311.1	34.3	252.5	34.7
Total OpComms	$409.4	89.4%	$325.4	87.1%	$825.5	90.9%	$635.5	87.3%
Lasers	48.4	10.6	48.3	12.9	82.2	9.1	92.3	12.7
Total Revenue	$457.8		$373.7		$907.7		$727.8

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

	Three Months Ended				Six Months Ended
	December 28, 2019		December 29, 2018		December 28, 2019		December 29, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$43.4	9.5%	$20.7	5.6%	$80.3	8.8%	$42.6	5.9%
Mexico	26.2	5.7	55.0	14.7	55.1	6.1	111.3	15.3
Other Americas	0.7	0.2	0.9	0.2	1.8	0.2	1.8	0.2
Total Americas	$70.3	15.4%	$76.6	20.5%	$137.2	15.1%	$155.7	21.4%

Asia-Pacific:
Hong Kong	$144.5	31.6%	$99.9	26.7%	$278.3	30.7%	$165.5	22.7%
South Korea	85.0	18.6	61.3	16.4	176.6	19.5	131.3	18.0
Japan	42.1	9.2	43.2	11.6	74.6	8.2	79.2	10.9
Other Asia-Pacific	78.8	17.2	61.8	16.5	171.6	18.9	136.0	18.7
Total Asia-Pacific	$350.4	76.6%	$266.2	71.2%	$701.1	77.3%	$512.0	70.3%

EMEA	$37.1	8.0%	$30.9	8.3%	$69.4	7.6%	$60.1	8.3%

Total net revenue	$457.8		$373.7		$907.7		$727.8

During the three and six months ended December 28, 2019, net revenue from customers outside the United States, based on customer shipping location, represented 90.5% and 91.2% of net revenue, respectively. Our net revenue from Hong Kong grew due to increased sales of our 3D sensing products for mobile devices shipped to one of our large customers.
During the three and six months ended December 29, 2018, net revenue from customers outside the United States, based on customer shipping location, represented 94.4% and 94.1% of net revenue, respectively. Our net revenue from Hong Kong grew due to increased sales of our 3D sensing products for mobile devices shipped to one of our large customers.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of December 28, 2019 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance obligations	$456.4	$7.8	$—	$464.2

Contract Balances
The following table reflects the changes in contract balances as of December 28, 2019 (in millions, except percentages):

Contract balances	Balance sheet location	December 28, 2019	June 29, 2019	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$292.0	$238.0	$54.0	22.7%
Deferred revenue and customer deposits	Other current liabilities	$1.8	$2.9	$(1.1)	(37.9)%

During the three and six months ended December 28, 2019, our net revenue was concentrated with two customers, who collectively accounted for 41% and 44% of our total net revenue, respectively.
During the three and six months ended December 29, 2018, our net revenue was concentrated with three customers, who collectively accounted for 55% and 57% of our total net revenue, respectively.
As of December 28, 2019 and June 29, 2019, our accounts receivable balance was concentrated with three customers, who collectively represented 39% and 44% of gross accounts receivable, respectively.
Long-lived assets, namely net property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	December 28, 2019	June 29, 2019
Property, plant and equipment, net
United States	$149.6	$156.2
Thailand	140.2	157.1
China	46.7	33.5
Japan	28.6	28.3
Other countries	55.9	58.2
Total long-lived assets	$421.0	$433.3

We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During the three and six months ended December 28, 2019, net inventory purchases which represented 10% or greater of total net purchases, were concentrated with three and two contract manufacturers, who collectively accounted for 87% and 78% of total net inventory purchases, respectively. During the three and six months ended December 29, 2018, net inventory purchases were concentrated with three contract manufacturers, who collectively accounted for 87% and 85% of total net inventory purchases, respectively.
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

Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets and industry, products and strategy, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our plans to discontinue certain operations and product lines and our ability to transition customers to other products, our expectations regarding US-China relations, market and regulatory conditions, the successful integration of Oclaro’s business (including personnel), and our expected synergies and non-GAAP earnings accretion from the acquisition of Oclaro, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers, which demand new networks and data centers to be built to satisfy this insatiable demand for data. As higher levels of precision, new materials, factory and energy efficiency are being demanded by manufacturers, suppliers of manufacturing tools globally are turning more and more to laser based approaches, including the types of lasers Lumentum supplies. Laser based 3D sensing is a rapidly developing market. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that increase the need for our photonics products and technologies.
On December 10, 2018, we completed the acquisition of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. The total transaction consideration was $1.4 billion, which was funded through the issuance of Lumentum common stock, new debt (refer to “Note 12. Debt”), and cash balances of the combined company. Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements for further discussion of the merger.
Following the acquisition of Oclaro, during our fiscal 2019, we began making several strategic changes to our OpComms business as follows:
•First, for overlapping products as a result of the acquisition, we are transitioning to a common lower cost design and manufacturing platform, which we expect will result in gross margin improvement over time. In addition, we have been continually reducing redundant expenses as we integrate Oclaro’s operations into those of Lumentum, which is contributed to gross margin and operating margin improvements since the acquisition close.
•Second, we announced our plan to discontinue certain Telecom product lines, notably Lithium Niobate modulators, that we believe have muted growth and profitability trends that are inconsistent with our long-term model. We expect that these transitions will be completed in our fiscal 2021. For the Telecom product lines we are exiting, we are continuing to sell these products to our customers in fiscal 2020 but volumes will ramp down in the second half of the year. In the second quarter of fiscal year 2020, we entered into an agreement with Advanced Fiber Resources (Zhuhai) Ltd. ("AFR"), a leading provider of passive optical components, whereby AFR will acquire the assets associated with certain Lithium Niobate product lines manufactured by our San Donato site for $17 million. The transaction was closed in the third quarter of fiscal year 2020. For further information regarding this transaction, refer to “Note 5. Assets and Liabilities Held For Sale” in the notes to condensed consolidated financial statements. Development and manufacturing will also be discontinued in our San Jose, California manufacturing locations within the next few quarters in order to facilitate our customers’ transition to new products. We expect our Indium Phosphide photonic integrated circuits will continue to replace Lithium Niobate modulators over time.
•Third, we announced we are discontinuing our Datacom transceiver module product lines also due to muted growth and profitability trends, inconsistent with our long-term model. Related to this, we sold many of our Datacom transceiver module product lines to Cambridge Industries Group (“CIG”). This transaction closed on April 18, 2019. For further information regarding this transaction, refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements. We expect Datacom transceiver modules sales to ramp down to zero during fiscal year 2020. We are investing in new Datacom chip development and expect sales of these chips to customers serving the Datacom and 5G wireless markets will grow over time. With the exit from the business of selling Datacom transceiver modules in fiscal 2019, we recorded an impairment charge to our long-lived assets that were not deemed to be useful, as they were retired from active use and classified as held-for-sale for $4.9 million on our balance sheet.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Business Combinations
• Goodwill
Except for the adoption of ASU 2016-02, Leases (Topic 842) and the resulting changes in our accounting policies and disclosures for lease accounting, there have been no significant changes to our significant accounting policies as of and for the three months ended December 28, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 29, 2019. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the details of ASU 2016-02 (Topic 842) adoption. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 29, 2019 provides a more complete discussion of our critical accounting policies and estimates.
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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Segment net revenue:
OpComms	89.4%	87.1%	90.9%	87.3%
Lasers	10.6	12.9	9.1	12.7
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	56.0	65.4	57.9	64.8
Amortization of acquired developed technologies	2.7	1.2	2.7	0.7
Gross profit	41.3	33.4	39.3	34.5
Operating expenses:
Research and development	11.1	11.5	11.1	10.6
Selling, general and administrative	13.6	16.8	13.1	13.1
Restructuring and related charges	0.2	2.1	0.2	1.3
Total operating expenses	25.0	30.3	24.5	25.0
Income from operations	16.3	3.1	14.8	9.4
Unrealized gain on derivative liability	—	2.9	—	1.2
Interest expense	(4.0)	(2.3)	(3.3)	(1.9)
Other income (expense), net	0.3	1.0	0.7	0.9
Income before income taxes	12.6	4.7	12.2	9.7
Provision for income taxes	1.9	0.4	1.6	0.9
Net income	10.7%	4.4%	10.7%	8.8%

Financial Data for the three and six months ended December 28, 2019 and December 29, 2018
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 28, 2019	December 29, 2018	Change	Percentage Change	December 28, 2019	December 29, 2018	Change	Percentage Change
Segment net revenue:
OpComms	$409.4	$325.4	$84.0	25.8%	$825.5	$635.5	$190.0	29.9%
Lasers	48.4	48.3	0.1	0.2	82.2	92.3	(10.1)	(10.9)
Net revenue	$457.8	$373.7	$84.1	22.5%	$907.7	$727.8	$179.9	24.7%

Gross profit	$189.1	$124.8	$64.3	51.5%	$356.8	$250.8	$106.0	42.3%
Gross margin	41.3%	33.4%			39.3%	34.5%

Research and development	$51.0	$42.8	$8.2	19.2%	$100.9	$77.4	$23.5	30.4%
Percentage of net revenue	11.1%	11.5%			11.1%	10.6%

Selling, general and administrative	$62.4	$62.7	$(0.3)	(0.5)%	$119.1	$95.7	$23.4	24.5%
Percentage of net revenue	13.6%	16.8%			13.1%	13.1%

Restructuring and related charges	$0.9	$7.8	$(6.9)	(88.5)%	$2.2	$9.1	$(6.9)	(75.8)%
Percentage of net revenue	0.2%	2.1%			0.2%	1.3%
Net Revenue
Net revenue increased by $84.1 million, or 22.5%, during the three months ended December 28, 2019 compared to the three months ended December 29, 2018. This increase was primarily due to the acquisition of Oclaro in the second quarter of fiscal 2019, as well as increased sales in our Consumer and Industrial business.
OpComms net revenue increased by $84.0 million, or 25.8%, during the three months ended December 28, 2019 compared to the three months ended December 29, 2018, primarily driven by increased sales of Telecom and Datacom products of $60.4 million due to the acquisition of Oclaro, and Consumer and Industrial products of $23.6 million.
Lasers net revenue remained approximately flat during the three months ended December 28, 2019 compared to the three months ended December 29, 2018. Higher service revenue during the three months ended December 28, 2019 was offset by lower revenue from kilowatt class fiber lasers.
Net revenue increased by $179.9 million, or 24.7%, during the six months ended December 28, 2019 compared to the six months ended December 29, 2018. This increase was primarily due to increased sales in Telecom products, driven by the acquisition of Oclaro, as well as increased sales in 3D sensing products. These increases were offset by lower sales of Datacom products primarily due to the sale of our Datacom transceiver module business in the fourth quarter of fiscal year 2019.
OpComms net revenue increased by $190.0 million, or 29.9%, during the six months ended December 28, 2019 compared to the six months ended December 29, 2018. This increase was primarily due to increased sales in Telecom products, driven by the acquisition of Oclaro, as well as increased sales in 3D sensing products. These increases were offset by lower sales of Datacom products due to the sale of our Datacom transceiver module business in the fourth quarter of fiscal year 2019.

Lasers net revenue decreased by $10.1 million, or 10.9%, during the six months ended December 28, 2019 compared to the six months ended December 29, 2018, primarily due to decreased sales of our kilowatt class fiber lasers.
During the three and six months ended December 28, 2019, our net revenue was concentrated with two customers, who collectively accounted for 41% and 44% of our total net revenue, respectively.
During the three and six months ended December 29, 2018, our net revenue was concentrated with three customers, who collectively accounted for 55% and 57% of our total net revenue, respectively.
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

	Three Months Ended				Six Months Ended
	December 28, 2019		December 29, 2018		December 28, 2019		December 29, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$43.4	9.5%	$20.7	5.6%	$80.3	8.8%	$42.6	5.9%
Mexico	26.2	5.7	55.0	14.7	55.1	6.1	111.3	15.3
Other Americas	0.7	0.2	0.9	0.2	1.8	0.2	1.8	0.2
Total Americas	$70.3	15.4%	$76.6	20.5%	$137.2	15.1%	$155.7	21.4%

Asia-Pacific:
Hong Kong	$144.5	31.6%	$99.9	26.7%	$278.3	30.7%	$165.5	22.7%
South Korea	85.0	18.6	61.3	16.4	176.6	19.5	131.3	18.0
Japan	42.1	9.2	43.2	11.6	74.6	8.2	79.2	10.9
Other Asia-Pacific	78.8	17.2	61.8	16.5	171.6	18.9	136.0	18.7
Total Asia-Pacific	$350.4	76.6%	$266.2	71.2%	$701.1	77.3%	$512.0	70.3%

EMEA	$37.1	8.0%	$30.9	8.3%	$69.4	7.6%	$60.1	8.3%

Total net revenue	$457.8		$373.7		$907.7		$727.8
For the three and six months ended December 28, 2019, net revenue from customers outside the United States, based on customer shipping location, represented 90.5% and 91.2% of net revenue, respectively. Our net revenue from Hong Kong grew due to increased sales of our 3D sensing products for mobile devices shipped to one of our large customers.
For the three and six months ended December 29, 2018, net revenue from customers outside the United States, based on customer shipping location, represented 94.4% and 94.1% of net revenue, respectively. Our net revenue from Hong Kong grew due to increased sales of our 3D sensing products for mobile devices shipped to one of our large customers.
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

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and six months ended December 28, 2019 and December 29, 2018 (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
OpComms	$196.4	$129.1	48.0%	39.7%	$388.3	$254.0	47.0%	40.0%
Lasers	20.4	20.6	42.1%	42.7%	34.6	38.3	42.1%	41.5%
Segment total	$216.8	$149.7	47.4%	40.1%	$422.9	$292.3	46.6%	40.2%
Unallocated corporate items:
Stock-based compensation	(4.1)	(5.2)			(8.3)	(8.5)
Amortization of acquired intangibles	(12.4)	(4.4)			(24.9)	(5.2)
Amortization of fair value adjustments	(2.1)	(1.3)			(4.3)	(1.3)
Inventory write down and fixed asset impairment due to product lines exit	(2.6)	—			(3.7)	—
Integration related costs	—	—			(3.4)	—
Other charges (1)	(6.5)	(14.0)			(21.5)	(26.5)
Total	$189.1	$124.8	41.3%	33.4%	$356.8	$250.8	39.3%	34.5%
(1) “Other charges” of unallocated corporate items for the three and six months ended December 28, 2019 primarily include costs of transferring product lines to new production facilities, including Thailand of $2.0 million and $8.1 million, respectively. We also incurred excess and obsolete inventory charges driven by the decline in demand from Huawei of $6.0 million and $12.7 million during the three and six months ended December 28, 2019. During the three and six months ended December 29, 2018, “other charges” of unallocated corporate items including costs of transferring product lines to Thailand of $14.5 million and $27.2 million, respectively.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended December 28, 2019 increased to 41.3% from 33.4% for the three months ended December 29, 2018. The increase was primarily driven by better gross margins within Telecom, better gross margins within Datacom, due to the sale of our Datacom transceiver module business, and better gross margins within 3D sensing products.
Gross margin for the six months ended December 28, 2019 increased to 39.3% from 34.5% for the six months ended December 29, 2018. The increase was primarily driven by better gross margins within Telecom, due to the acquisition of Oclaro, and better gross margins within Datacom, due to the sale of our Datacom transceiver module business.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.

Segment Gross Margin
OpComms
OpComms gross margin for the three months ended December 28, 2019 increased to 48.0% from 39.7% for the three months ended December 29, 2018. The increase was primarily driven by better gross margins within Telecom, better gross margins within Datacom, due to the sale of our Datacom transceiver module business, and better gross margins within 3D sensing products.
OpComms gross margin for the six months ended December 28, 2019 increased to 47.0% from 40.0% for the six months ended December 29, 2018. The increase was primarily driven by better gross margins within Telecom, due to the acquisition of Oclaro, and better gross margins within Datacom, due to the sale of our Datacom transceiver module business.
Lasers
Lasers gross margin for the three months ended December 28, 2019 decreased to 42.1% from 42.7% for the three months ended December 29, 2018. This decrease was primarily driven by timing of inventory builds for kilowatt Fiber lasers.  We brought our production in house over the past year, and therefore the cost fluctuates depending on the inventory production levels.
Lasers gross margin for the six months ended December 28, 2019 increased to 42.1% from 41.5% for the six months ended December 29, 2018. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products.
Research and Development (“R&D”)
R&D expense increased by $8.2 million, or 19.2%, for the three months ended December 28, 2019 compared to the three months ended December 29, 2018. The increase in R&D expense was primarily due to the increase in payroll related expense of $4.6 million attributable to the acquisition of Oclaro, partially offset by the sale of our Datacom transceiver module business. In addition, we saw an increase of $5.1 million in investments in key product lines and R&D materials, offset by $2.3 million of higher non-recurring engineering credits from customers.
R&D expense increased by $23.5 million, or 30.4%, for the six months ended December 28, 2019 compared to the six months ended December 29, 2018. The increase in R&D expense was primarily due to the increase of $11.8 million in investments in key product lines and R&D materials. In addition, payroll related expense increased $10.6 million due to the acquisition of Oclaro, partially offset by the sale of our Datacom transceiver module business.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment in R&D to increase in absolute dollars in future quarters.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $0.3 million, or 0.5%, during the three months ended December 28, 2019 compared to the three months ended December 29, 2018. As a result of the acquisition of Oclaro, during the three months ended December 29, 2018, we recorded $13.3 million in charges related to the acceleration of equity awards under certain Oclaro executive severance and retention agreements and $9.0 million related to the success fee on the closing of the Oclaro transaction. During the three months ended December 28, 2019, these charges were offset by $4.0 million higher payroll related expense, integration related costs of $2.9 million, and amortization of intangibles of $6.2 million, all attributable to the acquisition of Oclaro. Other professional fees increased by $5.2 million and stock-based compensation expense increased by $4.5 million.
SG&A expense increased by $23.4 million, or 24.5%, during the six months ended December 28, 2019 compared to the six months ended December 29, 2018. As a result of the acquisition of Oclaro, during the six months ended December 29, 2018, we recorded $13.3 million in charges related to the acceleration of equity awards under certain Oclaro executive severance and retention agreements and $9.0 million related to the success fee on the closing of the Oclaro transaction. During the six months ended December 28, 2019, these charges were offset by $2.8 million higher stock-based compensation of Oclaro assumed grants, integration related costs of $6.1 million, and amortization of intangibles of $12.5 million, all attributable to the acquisition of Oclaro. We also incurred $10.2 million higher other professional fees and $7.8 million higher payroll related expense.
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
During the three and six months ended December 28, 2019, we recorded $0.9 million and $2.2 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations. The charges were mainly attributable to severance charges associated with ongoing acquisition related synergies.
During the three and six months ended December 29, 2018, we recorded $7.8 million and $9.1 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provided, under certain circumstances, for payments and benefits upon an involuntary termination of employment. We made $5.7 million of payments in connection with these agreements during the three and six months ended December 29, 2018. We also implemented an internal reorganization during the first quarter of fiscal 2019 in order to extend our market leadership position by strengthening product quality, to develop new enabling technologies required to support a long-term portfolio roadmap, and to develop commercial proposals and new product introduction priorities to maintain and grow our position while driving new customer and ecosystem partner engagements. In connection with this reorganization, we recorded restructuring and related charges of $1.3 million related to severance and employee related benefits during the three and six months ended December 29, 2018.
Any changes in the estimates of executing our restructuring activities will be reflected in our future results of operations.
Interest Expense
For the three months ended December 28, 2019 and December 29, 2018, we recorded interest expense of $18.3 million and $8.5 million, respectively. The increase in interest expense during the three months ended December 28, 2019 as compared to the three months ended December 29, 2018 was mainly driven by the loss on early extinguishment of debt of $8.0 million, which represents the write-off of the issuance costs in conjunction with payback of our term loan facility and interest expense incurred from our new 2026 notes.
For the six months ended December 28, 2019 and December 29, 2018, we recorded interest expense of $29.7 million and $13.6 million, respectively. The increase in interest expense during the six months ended December 28, 2019 as compared to the six months ended December 29, 2018 was mainly driven by the $8.0 million loss on early extinguishment of debt discussed above and we incurred the contractual interest expense on our term loan facility of $9.6 million in the second quarter of fiscal 2020 compared to $4.1 million in the second quarter of fiscal 2019.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Foreign exchange gains (losses), net	$(2.1)	$0.3	$(1.0)	$—
Interest income	3.4	3.4	7.4	6.1
Other income (expense), net	(0.1)	0.1	(0.2)	0.4
Total other income (expense), net	$1.2	$3.8	$6.2	$6.5
For the three months ended December 28, 2019, other income (expense), net decreased by $2.6 million in income as compared to the three months ended December 29, 2018, mainly driven by foreign exchange losses due to the weaker U.S. dollar.
For the six months ended December 28, 2019, other income (expense), net decreased by $0.3 million in income as compared to the six months ended December 29, 2018, mainly driven by foreign exchange losses due to the weaker U.S. dollar, offset by an increase in interest income on our cash equivalents and short-term investments.

Unrealized Gain on Derivative Liability
Unrealized gain on Series A Preferred Stock derivative liability was zero and $10.9 million for the three months ended December 28, 2019 and December 29, 2018, respectively, and zero and $8.8 million for the six months ended December 28, 2019 and December 29, 2018, respectively. On November 2, 2018, all 35,805 shares of our Series A Preferred Stock were converted to common stock with the outstanding balance of the embedded derivative liability reclassified to additional paid in capital. There will be no further adjustments to “unrealized gain (loss) on derivative liability” due to this conversion. For further discussion of our derivative liability, see “Note 11. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” in the notes to condensed consolidated financial statements.
Provision for Income Taxes

(in millions)	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Provision for income taxes	$8.6	$1.4	$14.4	$6.6

We recorded a tax provision of $8.6 million and $1.4 million for the three months ended December 28, 2019 and December 29, 2018, respectively, and $14.4 million and $6.6 million for the six months ended December 28, 2019 and December 29, 2018, respectively. Our estimated effective tax rate for fiscal 2020 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D and foreign tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”) and subpart F inclusion.
Contractual Obligations
The following table summarizes our contractual obligations as of December 28, 2019, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Acquisition contingency (1)	$3.0	$3.0	$—	$—	$—
Asset retirement obligations	4.9	—	0.8	1.9	2.2
Finance lease liabilities, including imputed interest	7.3	7.1	0.2	—	—
Operating lease liabilities, including imputed interest (2)	84.9	10.3	25.6	19.4	29.6
Pension plan contributions (3)	0.6	0.6	—	—	—
Purchase obligations (4)	289.5	281.8	7.3	0.4	—
Convertible notes - principal (5)	1,500.0	—	—	450.0	1,050.0
Convertible notes - interest (5)	41.8	6.4	12.7	12.2	10.5
Total	$1,932.0	$309.2	$46.6	$483.9	$1,092.3
(1) Refer to “Note 7. Fair Value Measurements” in the notes to condensed consolidated financial statements.
(2) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of December 28, 2019, we expect to receive sublease income of approximately $6.6 million over the next three years.
(3) In connection with our acquisitions of Oclaro in fiscal 2019 and Time-Bandwidth Products Inc. in fiscal 2014, we assumed defined benefit plans for Japan and Switzerland employees, respectively. The Switzerland Plan is partially funded. The Japan Plan is unfunded. The amount in the preceding table represents planned contributions to our defined benefit plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond one year in the table above.
(4) Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 17. Commitments and Contingencies” in the notes to condensed consolidated financial statements.
(5) Includes principal and interest on our 0.25% Convertible Notes due in 2024 (the “2024 Notes”) through March 2024, and principal and interest on our 0.50% Convertible Notes due in 2026 (the “2026 Notes”) through December 2026. We have the right to redeem the 2024 Notes and the 2026 Notes in whole or in part at any time on or after March 15, 2024 and on or after December 15, 2026, respectively. Refer to “Note 12. Debt” in the notes to condensed consolidated financial statements.
As of December 28, 2019, our other non-current liabilities also include $19.0 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Financial Condition
Liquidity and Capital Resources
As of December 28, 2019 and June 29, 2019, our cash and cash equivalents of $1,085.0 million and $432.6 million, respectively, were largely held in the United States. The total amount of cash outside the United States as of December 28, 2019 was $66.8 million, which was primarily held by entities incorporated in Japan, the United Kingdom, the British Virgin Islands, and China. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions. Our intent is to indefinitely reinvest funds held outside the United States, except for the funds held in the Cayman Islands, Japan and Hong Kong, and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is insignificant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of December 28, 2019, our condensed consolidated balance of cash and cash equivalents increased by $652.4 million, to $1,085.0 million from $432.6 million as of June 29, 2019. The increase in cash and cash equivalents was mainly due to cash provided by financing activities of $344.8 million, cash provided by operating activities of $249.8 million, and cash provided by investing activities of $57.8 million during the six months ended December 28, 2019.
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
Operating Cash Flow
Cash provided by operating activities was $249.8 million during the six months ended December 28, 2019. Our net income was $96.7 million for the six months ended December 28, 2019. Cash provided by operating activities was generated primarily from $162.4 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our term loans and convertible notes, and other non-cash charges), offset by $9.3 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $54.0 million offset by a decrease in inventories of $44.3 million.
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
Investing Cash Flow
Cash provided by investing activities of $57.8 million during the six months ended December 28, 2019 was primarily attributable to sales of short-term investments, net of purchases of $105.7 million, offset by capital expenditures of $47.4 million and payment for asset acquisition of $3.0 million.
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
Financing Cash Flow
Cash provided by financing activities of $344.8 million during the six months ended December 28, 2019 resulted primarily from the proceeds of the issuance of the 2026 Notes of $1,042.9 million, net of issuance costs, offset by the repurchase of shares of our common stock of $200.0 million and repayment of our term loan facility of $497.5 million.
Cash provided by financing activities of $487.0 million during the six months ended December 29, 2018 primarily resulted from $491.0 million of proceeds from a term loan, net of debt issuance costs, used to partially finance the Oclaro acquisition, and $4.7 million from the issuance of common stock under our employee stock plan; partially offset by tax payments related to restricted stock of $2.4 million, the repayment of capital lease obligations of $4.6 million, a payment of an acquisition related holdback of $1.0 million, and dividend payments on our Series A Preferred Stock of $0.7 million.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of December 28, 2019 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
There are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	fluctuations in demand for our products as a result of changes in regulations, tariffs or other trade barriers, and trade relations in general;

•	changes in accounts receivable, inventory or other operating assets and liabilities, which affect our working capital;

•	increase in capital expenditures to support our business and growth;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit, which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets, which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;

•	issuance of debt or equity securities, or other financing transactions, including bank debt;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	the settlement of any conversion or redemption of the 2024 Notes and the 2026 Notes in cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and six months ended December 28, 2019, we recorded foreign exchange losses, net of $2.1 million and $1.0 million, respectively, and for the three and six months ended December 29, 2018, we recorded foreign exchange gains of $0.3 million and losses of less than $0.1 million, respectively, in the other income (expense), net in the condensed consolidated statements of operations.
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
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our 2026 Notes and 2024 Notes.
We issued the 2026 Notes in December 2019 and the 2024 Notes in March 2017 with an aggregate principal amount of $1,050 million and $450 million, respectively. Both the 2026 Notes and the 2024 Notes are carried at face value less amortized discount on the condensed consolidated balance sheet. The 2026 Notes and the 2024 Notes bear interest at a rate of 0.50% and 0.25% per year, respectively. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the potential value of the shares to be distributed to the holders of our Notes changes when the market price of our stock fluctuates. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $99.29 per share. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.
Interest Rate Fluctuation Risk
As of December 28, 2019, we had cash, cash equivalents, and short-term investments of $1,315.6 million. Cash equivalents and short-term investments are primarily comprised of government money market funds and highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of December 28, 2019, the weighted-average life of our investment portfolio was less than six months. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 28, 2019, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.4 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $0.7 million.
Bank Liquidity Risk
As of December 28, 2019, we had approximately $157.7 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
(b)   Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to integrate Oclaro into our systems and control environment as of December 28, 2019.
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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also names Lumentum as a defendant. A motion to dismiss the amended complaint has been fully briefed and is currently pending, and defendants intend to defend the Karri Lawsuit vigorously.
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
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future and we expect that our growth prospects will continue to be concentrated in a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. There are also continuing trade tensions, including an uncertain regulatory environment, with the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
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
In addition to the above risks related to our international operations, we also face risks related to health epidemics, such as the recent outbreak of the Coronavirus first identified in Wuhan, Hubei Province, China. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have a material adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers. Disruption to the operations of our suppliers or customers and their contract manufacturers would likely impact our sales and operating results.
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
We have in the past, and may in the future, also divest or reduce our investment in certain businesses or product lines from time to time. For example, during the third quarter of fiscal year 2019, we announced the divestiture of our Datacom module business in Japan which was completed in the fourth quarter of fiscal year 2019 and in the second quarter of fiscal year 2020 we sold the assets associated with certain Lithium Niobate product lines manufactured by our San Donato site. Such divestitures involve risks, such as difficulty separating portions of or entire businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
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

Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected our fiscal quarter ended December 28, 2019, and which will continue to affect our fiscal years thereafter. Information regarding the Tax Act and the impact of the Tax Act on our tax profile is included in our Annual Report on Form 10-K for our fiscal year ended June 29, 2019.
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
On June 7, 2019, the Ninth Circuit Court of Appeals, reversing a previous decision of the U.S. Tax Court, held that the U.S. Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost-sharing calculations were valid. On November 12, 2019, the U.S. Court of Appeals for the Ninth Circuit denied the en banc rehearing request filed by the taxpayer on July 22, 2019. We have a research and development cost sharing arrangement with one of our foreign affiliates. Our financial statements have been prepared consistent with the ruling and we will continue to monitor any ongoing developments, including a potential appeal to the U.S. Supreme Court, to determine if future changes are required.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. On December 10, 2018, we entered into a credit agreement (the “Credit Agreement”) with Deutsche Bank AG New York Branch for a senior secured term loan facility in an aggregate principal amount of $500 million (the “Term Loan Facility”), which we repaid in full during the second quarter of fiscal 2020. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of 2024 Notes, and in December 2019, we issued and sold a total of $1,050 million in aggregate principal amount of 2026 Notes. We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that may be enacted by the current U.S. presidential administration and in the United Kingdom or the European Union in connection with Brexit, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
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
We are also subject to laws and regulations with respect to personal data we collect from our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. We have made certain modifications to our practices in order to comply with these or other requirements, and may be required to make additional modifications in order to comply with these or other requirements relating to privacy and data protection in the future, each of which may require us to incur significant costs and expenses. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and which, among other things, requires covered companies to provide new disclosures to California consumers. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear. The effects of the CCPA and these other state laws and regulations are potentially significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.
Further, in June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” The United Kingdom officially left the European Union on January 31, 2020, with a transitional period set to end on December 31, 2020. Brexit created an uncertain political and economic environment in the United Kingdom and other European Union countries. For example, while the United Kingdom has enacted a Data Protection Bill that substantially implements GDPR, which became law in May 2018 and was the subject of statutory amendments in 2019 that further aligned it with the GDPR, there remains uncertainty with regard to how data transfers between the United Kingdom and the European Union will be regulated following Brexit.
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
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per NASDAQ has ranged from $14.12 to $79.55, through December 28, 2019. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	the financial performance of other companies in our industry, and of our customers;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we operate;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation or disputes in which we may become involved;

•	overall market fluctuations;

•	sales of our shares by our officers, directors, or significant stockholders;

•	the timing and amount of dividends and share repurchases, if any; and

•	general economic and market conditions and other external factors.
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
Servicing our 2024 Notes and 2026 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2024 Notes or 2026 Notes, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Notes and 2026 Notes, or to make cash payments in connection with any conversion of the 2024 Notes, 2026 Notes or upon any fundamental change if holders of the applicable series of notes require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the 2024 Notes and the 2026 Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

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

Transactions relating to our 2024 Notes and 2026 Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
If the 2024 Notes or the 2026 Notes are converted by holders of such series, we have the ability under the applicable indenture to deliver cash, equity, common stock, or any combination of cash or common stock, at our election upon conversion of the applicable series of convertible notes. If we elect to deliver common stock upon conversion of the 2024 Notes or the 2026 Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the 2024 Notes or the 2026 Notes may engage in short selling to hedge their position in the convertible notes. Anticipated future conversions of the 2024 Notes or 2026 Notes into shares of our common stock could depress the price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our share repurchases made during the fiscal quarter ended December 28, 2019:

Repurchase Activity	Total Shares Repurchased(1)	Average Price Paid Per Share	Total Shares Purchased As Part Of Publicly Announced Programs(2)	Remaining Authorized Share Repurchases
November 24, 2019 - December 28, 2019	2,870,000	$69.68	2,870,000	0
Total	2,870,000		2,870,000

(1)	Concurrently with the issuance of the 2026 Notes, we repurchased 2.9 million shares of our common stock in privately negotiated transactions.

(2)
On December 9, 2019, we announced an intent to purchase up to approximately $200 million of our common stock concurrently with the pricing of the 2026 Notes in privately negotiated transactions effected through the initial purchaser of the 2026 Notes or its affiliates as its agent. The Company does not intend to make further repurchases of common stock under this program.

Item 6. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Indenture, dated December 12, 2019, between Lumentum Holdings Inc. and U.S. Bank National Association.	8-K	4.1	12/12/2019
4.2	Form of 0.50% Convertible Senior Note due 2026 (included in Exhibit 4.1).	8-K	4.2	12/12/2019
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months and six months ended December 28, 2019 and December 29, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended December 28, 2019 and December 29, 2018; (iii) Condensed Consolidated Balance Sheets as of December 28, 2019 and June 29, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 28, 2019 and December 29, 2018,; (v) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months and six months ended December 28, 2019 and December 29, 2018; and (vi) Notes to the Consolidated Financial Statements.
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

LUMENTUM HOLDINGS INC.

Date:	February 4, 2020	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer