Form 10-Q
period 2020-03-28
Lumentum Holdings Inc.
filed 2020-05-05
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
 OR
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
As of April 27, 2020, the Registrant had 74.9 million shares of common stock outstanding.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended March 28, 2020 and March 30, 2019	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended March 28, 2020 and March 30, 2019	3
	Condensed Consolidated Balance Sheets as of March 28, 2020 and June 29, 2019	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three Months and Nine Months Ended March 28, 2020 and March 30, 2019	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 28, 2020 and March 30, 2019	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	55

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	57
Item 6.	Exhibits	73

SIGNATURES		74

PART I - FINANCIAL INFORMATION
Item1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net revenue	$402.8	$432.9	$1,310.5	$1,160.7
Cost of sales	231.2	316.5	757.2	788.3
Amortization of acquired developed intangibles	13.9	28.1	38.8	33.3
Gross profit	157.7	88.3	514.5	339.1
Operating expenses:
Research and development	48.7	57.7	149.6	135.1
Selling, general and administrative	61.3	55.2	180.4	150.9
Restructuring and related charges	2.7	21.1	4.9	30.2
Impairment charges	2.5	30.7	2.5	30.7
Total operating expenses	115.2	164.7	337.4	346.9
Income (loss) from operations	42.5	(76.4)	177.1	(7.8)
Unrealized gain on derivative liability	—	—	—	8.8
Interest expense	(15.6)	(11.3)	(45.3)	(24.9)
Other income (expense), net	21.7	5.2	27.9	11.7
Income (loss) before income taxes	48.6	(82.5)	159.7	(12.2)
Provision for (benefit from) income taxes	5.2	(8.2)	19.6	(1.6)
Net income (loss)	$43.4	$(74.3)	$140.1	$(10.6)

Items reconciling net income to net income attributable to common stockholders:
Less: Cumulative dividends on Series A Preferred Stock	—	—	—	(0.3)
Less: Earnings allocated to Series A Preferred Stock	—	—	—	(1.2)
Net income (loss) attributable to common stockholders - Basic	$43.4	$(74.3)	$140.1	$(12.1)
Net income (loss) attributable to common stockholders - Diluted	$43.4	$(74.3)	$140.1	$(12.1)

Net income (loss) per share attributable to common stockholders:
Basic	$0.58	$(0.98)	$1.84	$(0.18)
Diluted	$0.56	$(0.98)	$1.80	$(0.18)

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	74.8	76.2	76.2	68.7
Diluted	77.5	76.2	77.7	68.7

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income (loss)	$43.4	$(74.3)	$140.1	$(10.6)
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	—	—	—	(0.6)
Net change in unrealized gain (loss) on available-for-sale securities	(1.2)	1.3	(1.3)	1.8
Net change in defined benefit obligations	—	—	—	(0.1)
Other comprehensive income (loss), net of tax	(1.2)	1.3	(1.3)	1.1
Comprehensive income (loss), net of tax	$42.2	$(73.0)	$138.8	$(9.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

	March 28, 2020	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$688.3	$432.6
Short-term investments	763.1	335.9
Accounts receivable, net	261.8	238.0
Inventories	172.7	228.8
Prepayments and other current assets	77.1	97.5
Total current assets	1,963.0	1,332.8
Property, plant and equipment, net	410.1	433.3
Operating lease right-of-use assets, net	81.7	—
Goodwill	368.9	368.9
Other intangible assets, net	338.0	395.4
Deferred income taxes	102.7	169.6
Other non-current assets	4.3	16.6
Total assets	$3,268.7	$2,716.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144.6	$160.8
Accrued payroll and related expenses	50.9	42.3
Accrued expenses	32.9	46.7
Term loan, current	—	5.0
Operating lease liabilities, current	11.5	—
Other current liabilities	46.8	39.2
Total current liabilities	286.7	294.0
Convertible notes	1,106.0	351.9
Term loan, non-current	—	484.0
Operating lease liabilities, non-current	59.1	—
Deferred tax liability	49.0	55.9
Other non-current liabilities	33.7	33.7
Total liabilities	1,534.5	1,219.5
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 74,874,176 and 76,653,478 shares issued and outstanding as of March 28, 2020 and June 29, 2019, respectively	0.1	0.1
Additional paid-in capital	1,659.1	1,360.8
Retained earnings	69.2	129.1
Accumulated other comprehensive income	5.8	7.1
Total stockholders’ equity	1,734.2	1,497.1
Total liabilities and stockholders’ equity	$3,268.7	$2,716.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 29, 2019	76.7	$0.1	$1,360.8	$129.1	$7.1	$1,497.1
Net income	—	—	—	47.6	—	47.6
Other comprehensive income	—	—	—	—	0.1	0.1
Issuance of shares pursuant to equity plans, net of tax withholdings	0.5	—	—	—	—	—
Stock-based compensation	—	—	16.5	—	—	16.5
Balance as of September 28, 2019	77.2	$0.1	$1,377.3	$176.7	$7.2	$1,561.3
Net income	—	—	—	49.1	—	49.1
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.3	—	—	—	—	—
Exercise of stock options	—	—	0.3	—	—	0.3
Equity component of the 2026 Notes, net of tax of $67.0 million and issuance costs of $2.3 million	—	—	245.9	—	—	245.9
ESPP shares issued	0.1	—	4.9	—	—	4.9
Repurchases of common stock	(2.9)	—	—	(200.0)	—	(200.0)
Stock-based compensation	—	—	20.3	—	—	20.3
Balance as of December 28, 2019	74.7	$0.1	$1,648.7	$25.8	$7.0	$1,681.6
Net income	—	—	—	43.4	—	43.4
Other comprehensive loss	—	—	—	—	(1.2)	(1.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.2	—	(8.6)	—	—	(8.6)
Exercise of stock options	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	18.8	—	—	18.8
Balance as of March 28, 2020	74.9	$0.1	$1,659.1	$69.2	$5.8	$1,734.2

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Retained Earnings
Balance as of June 30, 2018	—	$35.8	62.8	$0.1	$753.2	$166.4	$6.4	$926.1
Net income	—	—	—	—	—	47.4	—	47.4
Other comprehensive income	—	—	—	—	—	—	0.5	0.5
Declared dividend for preferred stock	—	—	—	—	—	(0.2)	—	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.5	—	—	—	—	—
Stock-based compensation	—	—	—	—	10.3	—	—	10.3
Cumulative-effect adjustment for adoption of Topic 606	—	—	—	—	—	(0.6)	—	(0.6)
Balance as of September 29, 2018	—	$35.8	63.3	$0.1	$763.5	$213.0	$6.9	$983.5
Net income	—	—	—	—	—	16.3	—	16.3
Other comprehensive loss	—	—	—	—	—	—	(0.7)	(0.7)
Declared dividend for preferred stock	—	—	—	—	—	(0.1)	—	(0.1)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.2	—	(0.8)	—	—	(0.8)
Issuance of shares pursuant to merger agreement, net of tax withholdings	—	—	11.0	—	460.1	—	—	460.1
ESPP shares issued	—	—	0.1	—	4.7	—	—	4.7
Stock-based compensation	—	—	—	—	17.3	—	—	17.3
Conversion of preferred stock to common stock	—	(35.8)	1.5	—	79.4	—	—	79.4
Balance as of December 29, 2018	—	$—	76.1	$0.1	$1,324.2	$229.2	$6.2	$1,559.7
Net loss	—	—	—	—	—	(74.3)	—	(74.3)
Other comprehensive income	—	—	—	—	—	—	1.3	1.3
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.2	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	17.1	—	—	17.1
Balance as of March 30, 2019	—	$—	76.3	$0.1	$1,341.4	$154.9	$7.5	$1,503.9

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
OPERATING ACTIVITIES:	March 28, 2020	March 30, 2019
Net income (loss)	$140.1	$(10.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	87.8	74.7
Stock-based compensation	56.1	46.5
Loss on early extinguishment of debt	8.0	—
Unrealized gain on derivative liability	—	(8.8)
Gain on sale of product lines	(13.8)	—
Amortization of acquired intangibles	57.4	37.7
Loss and impairment charges on property, plant and equipment	8.9	30.7
Amortization of debt discount and debt issuance costs	25.3	13.6
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	5.8	15.8
Other non-cash income	(2.7)	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(23.8)	(37.2)
Inventories	48.3	14.0
Operating lease right-of-use assets, net	9.6	—
Prepayments and other current and non-currents assets	16.5	(10.6)
Income taxes, net	13.0	(5.1)
Accounts payable	(15.3)	15.7
Accrued payroll and related expenses	8.6	(1.4)
Operating lease liabilities	(10.4)	—
Accrued expenses and other current and non-current liabilities	(17.8)	27.6
Net cash provided by operating activities	401.6	202.4
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(64.9)	(80.5)
Payment for asset acquisition	(4.0)	(1.3)
Payment for Oclaro acquisition, net of cash acquired	—	(619.8)
Proceeds from sale of product lines	18.9	—
Purchases of short-term investments	(692.8)	(196.1)
Proceeds from maturities and sales of short-term investments	264.9	172.4
Net cash used in investing activities	(477.9)	(725.3)
FINANCING ACTIVITIES:
Repurchase of common stock	(200.0)	—
Proceeds from the issuance of 0.50% Convertible Notes due 2026, net of issuance costs	1,042.4	—
Tax payments related to restricted stock	(8.6)	(2.4)
Payment of dividends - Series A Preferred Stock	—	(0.7)
Payment of acquisition related holdback	—	(1.0)
Proceeds from employee stock plans	4.9	4.7
Proceeds from term loan, net of issuance costs	—	490.8
Principal payments on finance leases	(9.2)	(6.1)
Proceeds from the exercise of stock options	0.5	0.1
Repayment of term loan	(497.5)	(1.3)
Net cash provided by financing activities	332.5	484.1
Effect of exchange rates on cash and cash equivalents	—	(0.2)
Increase (decrease) in cash, cash equivalents, and restricted cash	256.2	(39.0)
Cash and cash equivalents at beginning of period	432.6	397.3
Cash, cash equivalents, and restricted cash at end of period	$688.8	$358.3

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows:

Cash and cash equivalents	$688.3	$358.3
Restricted cash	0.5	—
Total cash, cash equivalents, and restricted cash at end of period	$688.8	$358.3

Supplemental disclosure of cash flow information:
Cash paid for taxes	$6.6	$3.3
Cash paid for interest	10.7	8.7

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$11.7	$26.0
Issuance costs in current liabilities	0.2	—
Right-of-use assets obtained in exchange for new operating lease liabilities	2.2	—
Issuance of common stock upon conversion of Series A Preferred Stock	—	79.4
Net transfer of assets from property plant and equipment to assets held-for-sale	—	31.4
Issuance of common stock and replacement awards in connection with Oclaro acquisition	—	460.1
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
The COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which has disrupted and harmed, and may continue to disrupt and harm, the Company's business, financial condition, and results of operations. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the outbreak, duration of local, state and federal issued public health orders in each jurisdiction where we operate or in which our customers and suppliers operate, impact on our customers and our sales cycles, impact on our supply chain and manufacturing partners, impact on our employees and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and cannot be predicted.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2021 will be a 53-week year. Our fiscal 2020 is a 52-week year ending on June 27, 2020, with the quarter ended March 28, 2020 being a 13-week quarterly period. Our fiscal 2019 was a 52-week year that ended on June 29, 2019, with the quarter ended March 30, 2019 being a 13-week quarterly period.
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
Except for the accounting policies for lease accounting as a result of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), there have been no significant changes to our significant accounting policies as of and for the three months ended March 28, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 29, 2019.
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
In August 2018, FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This standard is effective for us in our first quarter of fiscal 2021. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income attributable to common stockholders per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Basic Earnings per Common Share
Net income (loss)	$43.4	$(74.3)	$140.1	$(10.6)
Less: Cumulative dividends on Series A Preferred Stock	—	—	—	(0.3)
Less: Earnings allocated to Series A Preferred Stock	—	—	—	(1.2)
Net income (loss) attributable to common stockholders - Basic	$43.4	$(74.3)	$140.1	$(12.1)

Weighted average common shares outstanding including Series A Preferred Stock	74.8	76.2	76.2	69.4
Less: Weighted average Series A Preferred Stock	—	—	—	(0.7)
Basic weighted average common shares outstanding	74.8	76.2	76.2	68.7
Net income (loss) per share attributable to common stockholders - Basic	$0.58	$(0.98)	$1.84	$(0.18)

Diluted Earnings per Common Share
Net income (loss) attributable to common stockholders - Basic	$43.4	$(74.3)	$140.1	$(12.1)
Net income (loss) attributable to common stockholders - Diluted	$43.4	$(74.3)	$140.1	$(12.1)

Weighted average common shares outstanding for basic earnings per common share	74.8	76.2	76.2	68.7
Effect of dilutive securities from 2015 Equity Incentive Plan	1.0	—	0.8	—
Shares issuable assuming conversion of the 2024 Notes	1.7	—	0.7	—
Diluted weighted average common shares outstanding	77.5	76.2	77.7	68.7
Net income (loss) per share attributable to common stockholders - Diluted	$0.56	$(0.98)	$1.80	$(0.18)

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We have the ability and intent to settle the face value of our convertible notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the convertible notes. The 2026 Notes will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $99.29. The potentially dilutive shares resulting from the 2024 Notes were included in the calculation of diluted income per share for the three and nine months ended March 28, 2020 since the average price of our common stock exceeded the conversion price of $60.62. Refer to “Note 12. Debt” for further discussion.
Anti-dilutive potential shares from the 2015 Equity Incentive Plan are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for the three and nine months ended March 28, 2020, respectively. Anti-dilutive shares excluded from the calculation of diluted earnings per share were 0.7 million shares and 0.6 million shares, respectively, for the three and nine months ended March 30, 2019, respectively.
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

The amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for the year ended June 29, 2019, filed with the Securities and Exchange Commission on August 27, 2019. There have been no measurement period adjustments during the three and nine months ended March 28, 2020.
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
The following supplemental pro forma information presents the combined results of operations for the nine months ended March 30, 2019, as if Oclaro had been acquired as of the beginning of fiscal year 2018. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of the term loan debt issuance costs.
The unaudited supplemental pro forma financial information for the period presented is as follows (in millions):

Nine Months Ended
March 30, 2019

Net revenue	$1,374.8
Net loss	(18.2)

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
Lithium Niobate modulators
Following our acquisition of Oclaro, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators and wind down these operations in our San Donato, Italy site. In the second quarter of fiscal year 2020, we entered into an agreement with Advanced Fiber Resources (Zhuhai) Ltd. ("AFR"), a leading provider of passive optical components, to sell the assets associated with certain Lithium Niobate product lines manufactured by our San Donato site for $17 million. This sale was completed in the third quarter of fiscal year 2020, and we received the final proceeds of $16.9 million, net of $0.1 million retainer from AFR. The assets sold of $6.6 million primarily consisted of property, plant and equipment, net, inventory, and operating lease right-of-use assets, net, offset by liabilities transferred of $3.5 million primarily attributable to operating lease liabilities. During the three months ended March 28, 2020, we recognized a gain of $13.8 million, which was recorded in our other income (expense), net in the condensed consolidated statements of operations. With the close of this transaction, our telecom transmission product strategy is now focused on Indium Phosphide photonic integrated circuits, as well as components and modules that incorporate these Indium Phosphide photonic integrated circuits.
Datacom transceiver modules
As of June 29, 2019, we had $4.9 million of long-lived assets related to our plan to discontinue the development of future Datacom transceiver modules. As these assets were not deemed to be useful, we retired them from active use and classified them as held-for-sale on our balance sheet. This is a result of the strategic change we made in the third quarter of fiscal year 2019 when we announced the exit from the Datacom transceiver modules and investments in the new Datacom chips development. In the third quarter of fiscal year 2020, we sold $2.0 million and impaired $1.6 million of these assets held-for-sale. As of March 28, 2020, the remaining balance of $1.3 million is expected to be sold in the subsequent quarters.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 28, 2020:
Cash	$121.3	$—	$—	$121.3
Cash equivalents:
Commercial paper	72.6	—	—	72.6
Corporate debt securities	3.0	—	—	3.0
Money market funds	426.2	—	—	426.2
U.S. Treasury securities	65.1	0.1	—	65.2
Total cash and cash equivalents	$688.2	$0.1	$—	$688.3
Short-term investments:
Certificates of deposit	$4.4	$—	$—	$4.4
Commercial paper	88.1	—	—	88.1
Corporate debt securities	343.2	0.2	(2.5)	340.9
Foreign government bonds	4.0	—	—	4.0
U.S. Agency securities	23.0	0.1	—	23.1
U.S. Treasury securities	300.7	1.9	—	302.6
Total short-term investments	$763.4	$2.2	$(2.5)	$763.1

June 29, 2019:
Cash	$213.8	$—	$—	$213.8
Cash equivalents:
Commercial paper	37.4	—	—	37.4
Money market funds	168.1	—	—	168.1
U.S. Treasury securities	13.3	—	—	13.3
Total cash and cash equivalents	$432.6	$—	$—	$432.6
Short-term investments:
Certificates of deposit	$1.9	$—	$—	$1.9
Commercial paper	22.3	—	—	22.3
Asset-backed securities	54.9	0.2	—	55.1
Corporate debt securities	207.6	0.9	(0.1)	208.4
Municipal bonds	1.3	—	—	1.3
Mortgage-backed securities	6.6	—	—	6.6
Foreign government bonds	6.2	—	—	6.2
U.S. Agency securities	4.6	—	—	4.6
U.S. Treasury securities	29.4	0.1	—	29.5
Total short-term investments	$334.8	$1.2	$(0.1)	$335.9

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended March 28, 2020 and March 30, 2019, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and nine months ended March 28, 2020, our other income (expense), net was $21.7 million and $27.9 million, respectively, and includes interest income on cash equivalents and short-term investments of $5.2 million and $12.6 million, respectively. During the three and nine months ended March 30, 2019, our other income (expense), net was $5.2 million and $11.7 million, respectively, and includes interest income on cash equivalents and short-term investments of $3.9 million and $10.0 million, respectively.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 28, 2020:
U.S. Agency securities	$8.0	$—	$—	$—	$8.0	$—
Certificates of deposit	2.5	—	—	—	2.5	—
Commercial paper	55.2	—	—	—	55.2	—
Corporate debt securities	301.1	(2.5)	—	—	301.1	(2.5)
Total	$366.8	$(2.5)	$—	$—	$366.8	$(2.5)

June 29, 2019:
Asset-backed securities	$4.2	$—	$5.9	$—	$10.1	$—
Corporate debt securities	9.6	—	35.9	(0.1)	45.5	(0.1)
Foreign government bonds	—	—	2.1	—	2.1	—
U.S. government bonds	6.9	—	—	—	6.9	—
Total	$20.7	$—	$43.9	$(0.1)	$64.6	$(0.1)

The following table classifies our short-term investments by contractual maturities (in millions):

	March 28, 2020		June 29, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$720.1	$720.0	$178.9	$179.1
Due in 1 year through 5 years	43.3	43.1	148.1	149.0
Due in 5 years through 10 years	—	—	6.0	6.0
Due after 10 years	—	—	1.8	1.8
	$763.4	$763.1	$334.8	$335.9

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
Based on quoted market prices as of March 28, 2020, the fair values of the 2026 Notes and the 2024 Notes (refer to “Note 12. Debt”) were approximately $1.0 billion and $581.0 million, respectively, determined using Level 2 inputs as they are not actively traded in markets.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 28, 2020: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$72.6	$—	$72.6
Corporate debt securities	—	3.0	—	3.0
Money market funds	426.2	—	—	426.2
U.S. Treasury securities	65.2	—	—	65.2
Short-term investments:
Certificates of deposit	—	4.4	—	4.4
Commercial paper	—	88.1	—	88.1
Corporate debt securities	—	340.9	—	340.9
Foreign government bonds	—	4.0	—	4.0
U.S. Agency securities	—	23.1	—	23.1
U.S. Treasury securities	302.6	—	—	302.6
Total assets	$794.0	$536.1	$—	$1,330.1
(1) Excludes $121.3 million in cash held in our bank accounts at March 28, 2020.

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
No impairment charges were recorded during the three and nine months ended March 28, 2020 and March 30, 2019. Refer to “Note 10. Goodwill and Other Intangible Assets”.
Note 8. Balance Sheet Details
Accounts receivable allowances
As of March 28, 2020 and June 29, 2019, our accounts receivable allowance balance was $1.7 million and $4.5 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories
The components of inventories were as follows (in millions):

	March 28, 2020	June 29, 2019
Raw materials and purchased parts	$55.4	$78.3
Work in process	67.9	72.5
Finished goods	49.4	78.0
Inventories (1)	$172.7	$228.8

(1) The inventory balance as of June 29, 2019 includes $5.7 million, net of amortization, related to the inventory step-up adjustment from the Oclaro acquisition. As of March 28, 2020, the inventory step-up adjustment from the Oclaro acquisition was fully amortized.
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	March 28, 2020	June 29, 2019
Prepayments	$29.7	$32.4
Vendor receivable	29.8	36.3
Value added tax receivable	11.5	11.9
Advances to contract manufacturers	—	8.7
Assets held-for-sale	1.3	4.9
Other current assets	4.8	3.3
Prepayments and other current assets	$77.1	$97.5

Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

March 28, 2020
Operating lease right-of-use assets	$90.3
Less: accumulated amortization	(8.6)
Operating lease right-of-use assets, net	$81.7

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	March 28, 2020	June 29, 2019
Land	$44.2	$44.2
Buildings and improvement	112.9	103.7
Machinery and equipment (1)	514.1	500.5
Computer equipment and software	25.6	25.4
Furniture and fixtures	6.6	4.9
Leasehold improvements	28.1	31.2
Finance lease right-of-use assets (1)	28.1	16.0
Construction in progress	53.0	46.8
	812.6	772.7
Less: Accumulated depreciation (1)	(402.5)	(339.4)
Property, plant and equipment, net	$410.1	$433.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Included in the table above is our equipment acquired under finance leases. As of March 28, 2020 and June 29, 2019, the accumulated depreciation of finance lease right-of-use assets was $24.2 million and $11.2 million, respectively. For fiscal 2019 in accordance with Topic 842, we have reclassified $16.0 million of equipment acquired under finance leases from machinery and equipment to finance lease right-of-use assets to conform to current period presentation.
During the three and nine months ended March 28, 2020, we recorded depreciation expense of $27.5 million and $87.8 million, respectively. During the three and nine months ended March 30, 2019, we recorded depreciation expense of $29.0 million and $74.7 million, respectively.
Included in these amounts were depreciation expense for equipment acquired under finance leases in the amount of $4.8 million and $13.0 million for the three and nine months ended March 28, 2020, respectively, and $1.5 million and $4.6 million for the three and nine months ended March 30, 2019, respectively.
In fiscal 2019, we purchased a property in San Jose, California for $54.6 million in cash. We relocated our corporate headquarters to this new San Jose location in the second quarter of fiscal 2020. The allocations of value were $21.7 million to buildings and improvement and $32.9 million to the land.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	March 28, 2020	June 29, 2019
Restructuring accrual and related charges (1)	$2.6	$14.6
Warranty accrual (2)	5.4	7.5
Deferred revenue and customer deposits	1.7	2.9
Finance lease liabilities, current (3)	3.9	0.4
Income tax payable	30.4	8.7
Other current liabilities	2.8	5.1
Other current liabilities	$46.8	$39.2

(1) Refer to “Note 14. Restructuring and Related Charges.”
(2) Refer to “Note 17. Commitments and Contingencies.”
(3) For fiscal 2019 in accordance with Topic 842, we have reclassified amounts from capital lease obligations to finance lease liabilities to conform to current period presentation. In addition to the $3.9 million of finance lease liabilities recorded within other current liabilities as of March 28, 2020, we also recorded $0.1 million within other non-current liabilities in the condensed consolidated balance sheet. Refer to “Note 9. Leases.”
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	March 28, 2020	June 29, 2019
Asset retirement obligations	$4.9	$4.5
Pension and related accrual (1)	10.0	7.9
Deferred rent	—	2.2
Unrecognized tax benefit	18.1	18.7
Finance lease liabilities, non-current	0.1	—
Other non-current liabilities	0.6	0.4
Other non-current liabilities	$33.7	$33.7

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. As of March 28, 2020, the projected benefit obligations in Japan, Switzerland, and Thailand were $2.8 million, $4.7 million, and $2.5 million, respectively. As of June 29, 2019, the projected benefit obligations for Japan and Switzerland were $2.8 million and $5.0 million, respectively. Pension and related accruals as of June 29, 2019 also include $0.1 million attributable to post-retirement benefits for executives.
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
As of March 28, 2020, we sublease certain floors of our offices in the United Kingdom, the United States, Canada, and Japan. These subleases will expire at various dates by fiscal year 2023. We anticipate receiving approximately $5.9 million in sublease income over the next three years.
The components of lease costs, lease term, and discount rate are as follows:

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended	Nine Months Ended
	March 28, 2020	March 28, 2020
Finance lease cost (in millions):
Amortization of right-of-use assets	$4.8	$13.0
Interest	—	0.1
Operating lease cost	3.9	11.9
Variable lease cost	0.4	1.5
Short-term lease cost	0.7	1.7
Sublease income	(0.7)	(1.9)
Total lease cost	$9.1	$26.3

Weighted average remaining lease term (in years):
Operating leases		8.9
Finance leases		0.7
Weighted average discount rate:
Operating leases		3.65%
Finance leases		4.38%

As of March 28, 2020, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)	Finance Leases	Total
Remainder of 2020	$3.3	$3.4	$6.7
2021	13.1	0.6	13.7
2022	12.3	—	12.3
2023	11.1	—	11.1
2024	9.4	—	9.4
Thereafter	31.4	—	31.4
Total minimum lease payments	$80.6	$4.0	$84.6
Less: amount representing interest	(10.0)	—	(10.0)
Present value of total lease liabilities	$70.6	$4.0	$74.6
(1) Non-cancellable sublease proceeds for the remainder of fiscal 2020, and fiscal 2021, 2022, and 2023 of $0.7 million, $2.4 million, $2.2 million, and $0.6 million, respectively, are not included in the table above.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Goodwill and Other Intangible Assets
Goodwill
On December 10, 2018, we completed the acquisition of Oclaro. We recognized goodwill in the amount of $357.6 million for the acquisition of Oclaro and allocated it to our OpComms segment. There have been no measurement periods or other adjustments to goodwill during the three and nine months ended March 28, 2020. The following table presents our goodwill balance by the reportable segments as of March 28, 2020 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of March 28, 2020	$363.5	$5.4	$368.9

Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2019, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment.
We considered the impacts of COVID-19 pandemic on our business and determined that there were no indicators of goodwill impairment as of March 28, 2020.
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
The following tables present details of our other intangibles, including those acquired in connection with the Oclaro acquisition, as of the periods presented (in millions, except for weighted average remaining amortization period):

March 28, 2020	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies (1)	$346.5	$(161.9)	$184.6	3.5
Customer relationships	149.3	(30.9)	118.4	6.7
In-process research and development (1)	35.0	—	35.0	n/a
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$555.5	$(217.5)	$338.0
(1) During the three and nine months ended March 28, 2020, we completed $7 million and $59 million of IPR&D projects, respectively, and reclassified the value assigned to them to acquired developed technologies. The amount will be amortized over the assets’ estimated useful life of 4 to 5 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

June 29, 2019	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$287.5	$(125.2)	$162.3	3.8
Customer relationships	149.3	(12.3)	137.0	7.5
In-process research and development	94.0	—	94.0	n/a
Order backlog	22.0	(19.9)	2.1	0.5
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$555.5	$(160.1)	$395.4

The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of sales	$13.9	$28.1	$38.8	$33.3
Selling, general and administrative	6.1	3.6	18.6	4.4
Total amortization of intangibles	$20.0	$31.7	$57.4	$37.7

Based on the carrying amount of our acquired developed technologies and other intangibles, excluding IPR&D, as of March 28, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2020	$20.3
2021	78.9
2022	76.4
2023	52.9
2024	33.1
Thereafter	41.4
Total future amortization	$303.0

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
Through the date of conversion, holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, were entitled to

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends were payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. The accrued dividends as of November 2, 2018, the effective date of the conversion of all outstanding Series A Preferred Stock, was $0.3 million. During the three months ended March 30, 2019, we paid $0.4 million in dividends to the holders of Series A Preferred Stock.
In connection with the conversion of the Series A Preferred Stock on November 2, 2018, we recorded $79.4 million in additional paid in capital which is reflected within the condensed consolidated balance sheets as of March 28, 2020 and June 29, 2019. For the nine months ended March 30, 2019, we recorded $8.8 million unrealized gain to our condensed consolidated statements of operations.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
2024 Notes
In March 2017, we issued $450.0 million of the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as trustee (the “2024 Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
On or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2024 Notes at any time. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2024 Indenture), we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert 2024 Notes in connection with such make-whole fundamental change.
We may not redeem the 2024 Notes prior to their maturity date and no sinking fund is provided for the 2024 Notes. Upon the occurrence of a fundamental change, holders may require us to repurchase all or a portion of their 2024 Notes for cash at a price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus any accrued and unpaid interest.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	March 28, 2020		June 29, 2019
	2024 Notes	2026 Notes	2024 Notes
Principal	$450.0	$1,050.0	$450.0
Unamortized debt discount and debt issuance costs	(84.2)	(309.8)	(98.1)
Net carrying amount of the liability component	$365.8	$740.2	$351.9

The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Contractual interest expense	$1.6	$0.3	$2.3	$0.9
Amortization of the debt discount and debt issuance costs	14.0	4.5	24.8	13.2
Total interest expense	$15.6	$4.8	$27.1	$14.1

The future interest and principal payments related to our convertible notes are as follows as of March 28, 2020 (in millions):

Fiscal Years	2024 Notes	2026 Notes	Total
Remainder of 2020	$—	$2.7	$2.7
2021	1.1	5.2	6.3
2022	1.1	5.3	6.4
2023	1.1	5.2	6.3
2024	451.2	5.3	456.5
Thereafter	—	1,063.1	1,063.1
Total convertible notes payments	$454.5	$1,086.8	$1,541.3

Term Loan Facility
On December 10, 2018 (the “Closing Date”), concurrent with the closing of the Oclaro merger, we entered into a Credit and Guarantee Agreement (the “Credit Agreement”), by and among us, certain of our subsidiaries, the lenders party thereto, and

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In fiscal 2020, we repaid, in full, all amounts outstanding under our Term Loan Facility. During the nine months ended March 28, 2020, we incurred an $8.0 million loss for the unamortized debt issuance costs as a result of this full repayment.
The following table sets forth interest expense information related to the term loan for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Contractual interest expense	$—	$6.2	$9.6	$10.2
Amortization of the debt issuance costs	—	0.4	0.5	0.5
Loss on early extinguishment of debt	—	—	8.0	—
Total interest expense	$—	$6.6	$18.1	$10.7

For the nine months ended March 28, 2020, we also recorded $0.1 million interest expense related to our finance leases.
The following table sets forth balance sheet information related to the term loan as of the periods presented (in millions):

	March 28, 2020	June 29, 2019
Principal	$497.5	$500.0
Repayment of principal	(497.5)	(2.5)
Unamortized value of the debt issuance costs	—	(8.5)
Net carrying value	$—	$489.0

Term loan, current	$—	$5.0
Term loan, non-current	$—	$484.0

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
The changes in accumulated other comprehensive income (loss) by component and related tax effects for each period presented were as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Beginning balance as of June 29, 2019 (3)	$9.7	$(3.5)	$0.9	$7.1
Other comprehensive income	—	—	0.1	0.1
Ending balance as of September 28, 2019 (3)	9.7	(3.5)	1.0	7.2
Other comprehensive loss	—	—	(0.2)	(0.2)
Ending balance as of December 28, 2019 (3)	9.7	(3.5)	0.8	7.0
Other comprehensive loss	—	—	(1.2)	(1.2)
Ending balance as of March 28, 2020 (3)	$9.7	$(3.5)	$(0.4)	$5.8

Beginning balance as of June 30, 2018	$10.3	$(2.3)	$(1.6)	$6.4
Other comprehensive income	0.1	—	0.4	0.5
Ending balance as of September 29, 2018	10.4	(2.3)	(1.2)	6.9
Other comprehensive income (loss)	(0.7)	(0.1)	0.1	(0.7)
Ending balance as of December 29, 2018	9.7	(2.4)	(1.1)	6.2
Other comprehensive income	—	—	1.3	1.3
Ending balance as of March 30, 2019	$9.7	$(2.4)	$0.2	$7.5

(1) In fiscal 2019, as a result of significant changes in economic facts and circumstances, primarily due to the acquisition of Oclaro, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018, remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated.
(2) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary.
(3) Fiscal 2020 balances of unrealized gain (loss) on available-for-sale securities are net of tax of $0.2 million.
Note 14. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, streamline the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro on December 10, 2018.
The following table summarizes the activity of restructuring and related charges during the three and nine months ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Balance as of beginning of period	$5.0	$3.5	$14.6	$1.9
Charges	2.7	21.1	4.9	30.2
Payments	(5.1)	(6.6)	(16.9)	(14.1)
Balance as of end of period	$2.6	$18.0	$2.6	$18.0

During the three and nine months ended March 28, 2020, we recorded $2.7 million and $4.9 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations. The charges were mainly attributable to severance charges associated with the decision to move certain manufacturing from San Jose, California to our facility in Thailand.
During the three and nine months ended March 30, 2019, we recorded $21.1 million and $30.2 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations, primarily attributable to severance and employee related benefits associated with the wind down of operations for Lithium Niobate modulators and Datacom modules

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
We recorded a tax provision of $5.2 million and $19.6 million for the three and nine months ended March 28, 2020, respectively. We recognized a discrete tax benefit of $4.1 million during the three months ended March 28, 2020 from the release of uncertain tax positions related to the fiscal 2016 U.S. federal income tax return as a result of the expiration of statute of limitations during the quarter. Our estimated effective tax rate for fiscal 2020 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D and foreign tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”), and subpart F inclusion.
As of March 28, 2020, we had $18.1 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of commencement, resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect our unrecognized tax benefit amount that could affect the effective tax rate to decrease by $1.2 million over the next 12 months.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020 and accelerates a corporation’s ability to recover AMT refundable credits. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the provisions of the CARES Act would result in a material cash benefit.
Note 16. Stockholders' Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of March 28, 2020, we had 2.4 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”).

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted stock units, restricted stock awards and performance stock units are performance-based, time-based or a combination of both. The fair value of these grants is based on the closing market price of our common stock on the date of award.
As of March 28, 2020, 3.6 million shares of common stock under the 2015 Plan were available for grant.
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
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.9 million shares remained available for issuance as of March 28, 2020.
Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation by function for the three and nine months ended March 28, 2020 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of sales	$4.3	$3.2	$12.6	$11.7
Research and development	4.2	4.5	12.1	10.7
Selling, general and administrative	10.7	8.3	31.4	34.1
Total stock-based compensation	$19.2	$16.0	$56.1	$56.5

Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Income tax benefit associated with stock-based compensation	$2.4	$2.1	$9.0	$8.8

Approximately $3.0 million and $3.5 million of stock-based compensation was capitalized to inventory as of March 28, 2020 and June 29, 2019, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Award Activity
The following table summarizes our awards activity for the nine months ended March 28, 2020 (in millions, except per share amounts):

	Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 29, 2019	2.2	$52.4	—	$32.5	0.2	$56.0
Granted	1.0	59.3	—	—	0.2	61.9
Vested/Exercised	(1.0)	52.1	—	32.5	(0.1)	54.6
Canceled	(0.2)	51.7	—	—	—	57.3
Balance as of March 28, 2020	2.0	$55.6	—	$—	0.3	$60.2

As of March 28, 2020, $111.6 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.9 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 29, 2019	4.7
Granted	(1.2)
Canceled	0.1
Balance as of March 28, 2020	3.6

Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for each of the three months ended March 28, 2020 and March 30, 2019 was $0.8 million and $1.1 million, respectively. The 2015 Purchase Plan expense for the nine months ended March 28, 2020 and March 30, 2019 was $2.5 million and $2.9 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three and nine months ended March 28, 2020 there were 0.1 million shares issued to employees through the 2015 Purchase Plan.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. During each of the three and nine months ended March 28, 2020 and March 30, 2019, the assumptions used to estimate the fair value of the 2015 Purchase Plan shares to be issued were as follows:

	March 28, 2020	March 30, 2019
Expected term (years)	0.5	0.5
Expected volatility	44.6%	71.3%
Risk-free interest rate	1.59%	2.52%
Dividend yield	—%	—%

Repurchase and Retirement of Common Stock
In December 2019, concurrently with the issuance of the 2026 Notes, we repurchased 2.9 million shares of our common stock in privately negotiated transactions at an average price of $69.68 per share for an aggregate purchase price of $200 million. These shares were retired immediately.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 17. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $257.2 million as of March 28, 2020, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
The following table presents the changes in our warranty reserve during the three and nine months ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Balance as of beginning of period	$6.8	$9.7	$7.5	$6.6
Warranties assumed in Oclaro acquisition	—	—	—	3.8
Provision for warranty	0.7	1.5	2.5	3.4
Utilization of reserve	(2.1)	(1.4)	(4.6)	(4.0)
Balance as of end of period	$5.4	$9.8	$5.4	$9.8

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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. We have recorded $1.0 million of litigation contingency in other current liabilities on the condensed consolidated balance sheet as of March 28, 2020.
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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of March 28, 2020, we did not have any material indemnification claims that were probable or reasonably possible.
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
In connection with our acquisition of Oclaro, we recorded $1.1 million in Malaysia Goods and Services Tax (“GST”) refund claims within prepaid expenses and other current assets in our condensed consolidated balance sheet. The refund claim represents an initial claim of $2.5 million of GST, net of reserves, that was previously denied by the Malaysian tax authorities in 2016. During the nine months ended March 28, 2020, we were able to favorably resolve this audit and received refunds for all of our outstanding GST claims.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net revenue:
OpComms	$359.3	$377.9	$1,184.8	$1,013.4
Lasers	43.5	55.0	125.7	147.3
Net revenue	$402.8	$432.9	$1,310.5	$1,160.7
Gross profit:
OpComms	$161.8	$143.5	$550.1	$397.5
Lasers	21.6	25.3	56.2	63.6
Total segment gross profit	183.4	168.8	606.3	461.1
Unallocated corporate items:
Stock-based compensation	(4.3)	(3.2)	(12.6)	(11.7)
Amortization of acquired intangibles	(13.9)	(28.1)	(38.8)	(33.3)
Amortization of fair value adjustments	(1.5)	(14.5)	(5.8)	(15.8)
Inventory and fixed asset write down due to product lines exit	(2.3)	(19.4)	(6.0)	(19.4)
Integration related costs	0.3	(2.8)	(3.1)	(2.8)
Other charges (1)	(4.0)	(12.5)	(25.5)	(39.0)
Gross profit	$157.7	$88.3	$514.5	$339.1

(1) “Other charges” of unallocated corporate items for the three and nine months ended March 28, 2020 primarily include costs of transferring product lines to new production facilities, including Thailand of $0.4 million and $8.5 million, respectively. We also incurred excess and obsolete inventory charges driven by the decline in demand from Huawei of $0.1 million and $12.8 million during the three and nine months ended March 28, 2020. In addition, there were expenses of $1.6 million related to COVID-19 outbreak during the three and nine months ended March 28, 2020, which include incremental costs for payroll expense such as overtime pay, facilities costs such as gloves, masks and temperature gauges, and under-utilized capacity at certain facilities, in which manufacturing output was impacted. These COVID-19 related costs are offset by benefits realized from government credits for employers’ payroll tax.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and nine months ended March 30, 2019, “other charges” of unallocated corporate items included costs of transferring product lines to Thailand of $12.0 million and $38.7 million, respectively.
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
The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve Telecom and Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
OpComms:
Telecom and Datacom	$251.0	62.3%	$300.7	69.5%	$765.4	58.4%	$683.7	58.9%
Consumer and Industrial	108.3	26.9	77.2	17.8	419.4	32.0	329.7	28.4
Total OpComms	$359.3	89.2%	$377.9	87.3%	$1,184.8	90.4%	$1,013.4	87.3%
Lasers	43.5	10.8	55.0	12.7	125.7	9.6	147.3	12.7
Total Revenue	$402.8		$432.9		$1,310.5		$1,160.7

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

	Three Months Ended				Nine Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$38.6	9.6%	$29.7	6.9%	$118.9	9.1%	$72.3	6.3%
Mexico	33.2	8.2	53.5	12.3	88.3	6.7	164.8	14.2
Other Americas	1.4	0.3	0.9	0.2	3.2	0.3	2.7	0.2
Total Americas	$73.2	18.1%	$84.1	19.4%	$210.4	16.1%	$239.8	20.7%

Asia-Pacific:
Hong Kong	$125.9	31.3%	$124.1	28.6%	$404.2	30.8%	$289.6	25.0%
South Korea	63.3	15.7	23.6	5.5	239.9	18.3	154.9	13.3
Japan	35.8	8.9	50.0	11.6	110.4	8.4	129.2	11.1
Other Asia-Pacific	77.2	19.2	98.4	22.7	248.8	19.0	234.4	20.2
Total Asia-Pacific	$302.2	75.1%	$296.1	68.4%	$1,003.3	76.5%	$808.1	69.6%

EMEA	$27.4	6.8%	$52.7	12.2%	$96.8	7.4%	$112.8	9.7%

Total net revenue	$402.8		$432.9		$1,310.5		$1,160.7

During the three and nine months ended March 28, 2020, net revenue from customers outside the United States, based on customer shipping location, represented 90.4% and 90.9% of net revenue, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and nine months ended March 30, 2019, net revenue from customers outside the United States, based on customer shipping location, represented 93.1% and 93.7% of net revenue, respectively.
The increase in our net revenue from the United States during the nine months ended March 28, 2020 compared to the nine months ended March 30, 2019 is mainly due to the acquisition of Oclaro, which had a higher concentration of customers who manufacture in the United States, as well as a change in shipment destination for some shipments to one of our large customers from Mexico to the United States. During the nine months ended March 28, 2020, our net revenue from South Korea increased due to higher demand in 3D sensing products, while net revenue from Hong Kong increased as a result of higher sales of 3D sensing products and Datacom chips.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of March 28, 2020 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance obligations	$513.9	$32.7	$—	$546.6

Contract Balances
The following table reflects the changes in contract balances as of March 28, 2020 (in millions, except percentages):

Contract balances	Balance sheet location	March 28, 2020	June 29, 2019	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$261.8	$238.0	$23.8	10.0%
Deferred revenue and customer deposits	Other current liabilities	$1.7	$2.9	$(1.2)	(41.4)%

During the three and nine months ended March 28, 2020, our net revenue was concentrated with two customers, who collectively accounted for 37% and 42% of our total net revenue, respectively.
During the three and nine months ended March 30, 2019, our net revenue was concentrated with three customers, who collectively accounted for 44% and 52% of our total net revenue, respectively.
As of March 28, 2020 and June 29, 2019, our accounts receivable balance was concentrated with two and three customers, who collectively represented 27% and 44% of gross accounts receivable, respectively.
Long-lived assets, namely net property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	March 28, 2020	June 29, 2019
Property, plant and equipment, net
United States	$145.8	$156.2
Thailand	135.3	157.1
China	43.3	33.5
Japan	29.2	28.3
Other countries	56.5	58.2
Total long-lived assets	$410.1	$433.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During the three and nine months ended March 28, 2020, net inventory purchases which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers, who collectively accounted for 88% and 85% of total net inventory purchases, respectively. During the three and nine months ended March 30, 2019, net inventory purchases were concentrated with three contract manufacturers, who collectively accounted for 85% and 85% of total net inventory purchases, respectively.

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets and industry, products and strategy, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our plans to discontinue certain operations and product lines, our expectations regarding US-China relations, market and regulatory conditions, the successful integration of Oclaro’s business (including personnel), and our expected synergies and non-GAAP earnings accretion from the acquisition of Oclaro, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
Following the acquisition of Oclaro, during our fiscal 2019, we began making several strategic changes to our OpComms business to better position it for growth and profitability. These changes include attaining acquisition cost synergies related to redundant capabilities, the discontinuing of Telecom Lithium Niobate modulators and Datacom transceiver modules because of their muted growth and profitability trends. We expect actions related to these changes to be completed in fiscal 2021. We don’t believe we are diminishing our profit potential in discontinuing and/or selling these product lines. We expect our Indium Phosphide photonic integrated circuits will continue to replace Lithium Niobate modulators over time and focusing on the development and sale of Datacom chips will enable to profitably participate in the growth in the Datacom and 5G wireless markets.
Related to the strategic changes in our OpComms business, we entered into two strategic transactions to sell some of the discontinued product lines. In the second quarter of fiscal year 2020, we entered into an agreement with Advanced Fiber Resources (Zhuhai) Ltd. (“AFR”), a leading provider of passive optical components, to acquire the assets associated with certain Lithium Niobate product lines manufactured by our San Donato site for $17 million. The transaction was closed in the third quarter of fiscal year 2020. For further information regarding this transaction, refer to “Note 5. Assets and Liabilities Held For Sale” in the notes to condensed consolidated financial statements. On April 18, 2019, we closed a transaction selling many of our Datacom transceiver module product lines to Cambridge Industries Group (“CIG”). For further information regarding this transaction, refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements.
Impact of COVID-19 to our Business
The outbreak of the COVID-19 has been declared a pandemic by the World Health Organization and continues to spread globally. The spread of COVID-19 has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines and issuing a “shelter-in-place” order in many regions of the world. The pandemic and these related responses have caused, and are expected to continue to cause a global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets We have adopted several measures in response to the COVID-19 outbreak including complying with local, state or federal orders that require employees to work from home, instructing employees to work from home in certain jurisdictions, limiting the number of employees onsite which slowed our manufacturing operations in certain countries, enhanced use of personal protective equipment and restricting non-critical business travel by our employees.
In the geographies we have operations, we have in general been deemed an essential business and been permitted to continue manufacturing and new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. Given the rapidly evolving situation, it is difficult to predict precisely when our ability to supply our products will improve or the magnitude and duration of the impact of the COVID-19 pandemic to our markets. The Company will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers, and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on the Company's customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2020.
While the recent outbreak of the COVID-19 did not have a material adverse effect on our reported results for our third quarter, we are actively monitoring the impact of the coronavirus outbreak. Due to the severity of COVID-19 in the United States and the timing of the most significant responses thereto in March, we believe the impact on our business in the fourth quarter and beyond will be greater than it was in the third quarter of 2020. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities and private businesses to contain the outbreak or recover from its impact, among other things.
Our primary strategic focus for several years has been technology and product leadership combined with close customer relationships in long-term healthy and growing markets. We believe this strategy is even more apt, and our long-term opportunity is not diminished with COVID-19. We believe there may be long-term opportunities, as the world’s experience with COVID-19 could drive an increasingly digital and virtual world touching all aspects of life and work that increasingly emphasizes communications systems, cloud services, augmented and virtual reality, and enhanced security. Additionally, ever advancing electronic devices are needed to consume, produce, and communicate digital and virtual content. All these trends could drive the need for higher volumes of higher performing optical devices that we could supply. As such, we expect to continue to invest strongly in new products, technology, and customer programs.
For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part II.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Our management does not believe COVID-19 will have a significant impact on our critical accounting policies. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Business Combinations
• Goodwill
Except for the adoption of ASU 2016-02, Leases (Topic 842) and the resulting changes in our accounting policies and disclosures for lease accounting, there have been no significant changes to our significant accounting policies as of and for the three months ended March 28, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended June 29, 2019. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the details of ASU 2016-02 (Topic 842) adoption. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 29, 2019 provides a more complete discussion of our critical accounting policies and estimates.
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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Segment net revenue:
OpComms	89.2%	87.3%	90.4%	87.3%
Lasers	10.8	12.7	9.6	12.7
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	57.4	73.1	57.8	67.9
Amortization of acquired developed technologies	3.5	6.5	3.0	2.9
Gross profit	39.2	20.4	39.3	29.2
Operating expenses:
Research and development	12.1	13.3	11.4	11.6
Selling, general and administrative	15.2	12.8	13.8	13.0
Restructuring and related charges	0.7	4.9	0.4	2.6
Impairment charges	0.6	7.0	0.2	2.7
Total operating expenses	28.6	38.0	25.7	29.9
Income (loss) from operations	10.6	(17.6)	13.5	(0.7)
Unrealized gain on derivative liability	—	—	—	0.8
Interest expense	(3.9)	(2.6)	(3.5)	(2.1)
Other income (expense), net	5.4	1.2	2.1	1.0
Income (loss) before income taxes	12.1	(19.0)	12.2	(1.0)
Provision for (benefit from) income taxes	1.3	(1.9)	1.5	(0.1)
Net income (loss)	10.8%	(17.1)%	10.7%	(0.9)%

Financial Data for the three and nine months ended March 28, 2020 and March 30, 2019
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2020	March 30, 2019	Change	Percentage Change	March 28, 2020	March 30, 2019	Change	Percentage Change
Segment net revenue:
OpComms	$359.3	$377.9	$(18.6)	(4.9)%	$1,184.8	$1,013.4	$171.4	16.9%
Lasers	43.5	55.0	(11.5)	(20.9)	125.7	147.3	(21.6)	(14.7)
Net revenue	$402.8	$432.9	$(30.1)	(7.0)%	$1,310.5	$1,160.7	$149.8	12.9%

Gross profit	$157.7	$88.3	$69.4	78.6%	$514.5	$339.1	$175.4	51.7%
Gross margin	39.2%	20.4%			39.3%	29.2%

Research and development	$48.7	$57.7	$(9.0)	(15.6)%	$149.6	$135.1	$14.5	10.7%
Percentage of net revenue	12.1%	13.3%			11.4%	11.6%

Selling, general and administrative	$61.3	$55.2	$6.1	11.1%	$180.4	$150.9	$29.5	19.5%
Percentage of net revenue	15.2%	12.8%			13.8%	13.0%

Restructuring and related charges	$2.7	$21.1	$(18.4)	(87.2)%	$4.9	$30.2	$(25.3)	(83.8)%
Percentage of net revenue	0.7%	4.9%			0.4%	2.6%

Impairment charge	$2.5	$30.7	$(28.2)	(91.9)%	$2.5	$30.7	$(28.2)	(91.9)%
Percentage of net revenue	0.6%	7.0%			0.2%	2.6%
Net Revenue
Net revenue decreased by $30.1 million, or 7.0%, during the three months ended March 28, 2020 compared to the three months ended March 30, 2019. This decrease was primarily due to the decreased sales of Telecom and Datacom of $49.7 million and Lasers of $11.5 million, offset by increased sales of Consumer and Industrial of $31.1 million.
OpComms net revenue decreased by $18.6 million, or 4.9%, during the three months ended March 28, 2020 compared to the three months ended March 30, 2019. This decrease was primarily due to decreased sales of Telecom products partially offset by higher sales of 3D sensing products for mobile devices. Our Datacom sales slightly decreased, due to the sale of our Datacom transceiver module business, but such decrease was offset by significant increase in sales of Datacom chips.
Lasers net revenue decreased by $11.5 million, or 20.9%, during the three months ended March 28, 2020 compared to the three months ended March 30, 2019, primarily due to lower revenue from kilowatt class fiber lasers.
Net revenue increased by $149.8 million, or 12.9%, during the nine months ended March 28, 2020 compared to the nine months ended March 30, 2019. This increase was primarily due to the increased sales of Telecom and Datacom of $81.7 million and Consumer and Industrial of $89.7 million, offset by decreased sales of Lasers of $21.6 million.
OpComms net revenue increased by $171.4 million, or 16.9%, during the nine months ended March 28, 2020 compared to the nine months ended March 30, 2019. This increase was primarily due to increased sales in Telecom products, driven by the acquisition of Oclaro, as well as increased sales in 3D sensing products for mobile devices.

Lasers net revenue decreased by $21.6 million, or 14.7%, during the nine months ended March 28, 2020 compared to the nine months ended March 30, 2019, primarily due to decreased sales of our kilowatt class fiber lasers.
During the three and nine months ended March 28, 2020, our net revenue was concentrated with two customers, who collectively accounted for 37% and 42% of our total net revenue, respectively.
During the three and nine months ended March 30, 2019, our net revenue was concentrated with three customers, who collectively accounted for 44% and 52% of our total net revenue, respectively.
Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced and will continue to experience in subsequent periods, disruptions to our and our customers’ businesses that will adversely impact our business, financial condition and results of operations.
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

	Three Months Ended				Nine Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$38.6	9.6%	$29.7	6.9%	$118.9	9.1%	$72.3	6.3%
Mexico	33.2	8.2	53.5	12.3	88.3	6.7	164.8	14.2
Other Americas	1.4	0.3	0.9	0.2	3.2	0.3	2.7	0.2
Total Americas	$73.2	18.1%	$84.1	19.4%	$210.4	16.1%	$239.8	20.7%

Asia-Pacific:
Hong Kong	$125.9	31.3%	$124.1	28.6%	$404.2	30.8%	$289.6	25.0%
South Korea	63.3	15.7	23.6	5.5	239.9	18.3	154.9	13.3
Japan	35.8	8.9	50.0	11.6	110.4	8.4	129.2	11.1
Other Asia-Pacific	77.2	19.2	98.4	22.7	248.8	19.0	234.4	20.2
Total Asia-Pacific	$302.2	75.1%	$296.1	68.4%	$1,003.3	76.5%	$808.1	69.6%

EMEA	$27.4	6.8%	$52.7	12.2%	$96.8	7.4%	$112.8	9.7%

Total net revenue	$402.8		$432.9		$1,310.5		$1,160.7
For the three and nine months ended March 28, 2020, net revenue from customers outside the United States, based on customer shipping location, represented 90.4% and 90.9% of net revenue, respectively.
For the three and nine months ended March 30, 2019, net revenue from customers outside the United States, based on customer shipping location, represented 93.1% and 93.7% of net revenue, respectively.
The increase in our net revenue from the United States during the nine months ended March 28, 2020 compared to the nine months ended March 30, 2019 is mainly due to the acquisition of Oclaro, which had a higher concentration of customers who manufacture in the United States, as well as a change in shipment destination for some shipments to one of our large customers from Mexico to the United States. During the nine months ended March 28, 2020, our net revenue from South Korea increased due to higher demand in 3D sensing products, while net revenue from Hong Kong increased as a result of higher sales of 3D sensing products and Datacom chips.
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

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and nine months ended March 28, 2020 and March 30, 2019 (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
OpComms	$161.8	$143.5	45.0%	38.0%	$550.1	$397.5	46.4%	39.2%
Lasers	21.6	25.3	49.7%	46.0%	56.2	63.6	44.7%	43.2%
Segment total	$183.4	$168.8	45.5%	39.0%	$606.3	$461.1	46.3%	39.7%
Unallocated corporate items:
Stock-based compensation	(4.3)	(3.2)			(12.6)	(11.7)
Amortization of acquired intangibles	(13.9)	(28.1)			(38.8)	(33.3)
Amortization of fair value adjustments	(1.5)	(14.5)			(5.8)	(15.8)
Inventory and fixed asset write down due to product lines exit	(2.3)	(19.4)			(6.0)	(19.4)
Integration related costs	0.3	(2.8)			(3.1)	(2.8)
Other charges (1)	(4.0)	(12.5)			(25.5)	(39.0)
Total	$157.7	$88.3	39.2%	20.4%	$514.5	$339.1	39.3%	29.2%
(1) “Other charges” of unallocated corporate items for the three and nine months ended March 28, 2020 primarily include costs of transferring product lines to new production facilities, including Thailand of $0.4 million and $8.5 million, respectively. We also incurred excess and obsolete inventory charges driven by the decline in demand from Huawei of $0.1 million and $12.8 million during the three and nine months ended March 28, 2020. In addition, there were expenses of $1.6 million related to COVID-19 outbreak during the three and nine months ended March 28, 2020, which include incremental costs for payroll expense such as overtime pay, facilities costs such as gloves, masks and temperature gauges, and under-utilized capacity at certain facilities, in which manufacturing output was impacted. These COVID-19 related costs are offset by benefits realized from government credits for employers’ payroll tax. During the three and nine months ended March 30, 2019, “other charges” of unallocated corporate items included costs of transferring product lines to Thailand of $12.0 million and $38.7 million, respectively.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended March 28, 2020 increased to 39.2% from 20.4% for the three months ended March 30, 2019. The increase was primarily driven by better gross margins within Datacom, due to the sale of our Datacom transceiver module business, which had lower margins, and increased revenue from our Datacom chip products, as well as increased revenue from 3D sensing products for mobile devices. In addition, for the three months ended March 28, 2020, we had lower acquisition related costs such as amortization of acquired intangibles of $14.2 million and amortization of fair value adjustments of $13.0 million, as well as lower inventory and fixed asset write down charges due to product lines exit of $17.1 million.

Gross margin for the nine months ended March 28, 2020 increased to 39.3% from 29.2% for the nine months ended March 30, 2019. The increase was primarily driven by better gross margins within Telecom, due to the acquisition of Oclaro, better gross margins within Datacom, due to the sale of our Datacom transceiver module business and increased revenue of our Datacom chip products, which have higher margins, and increased revenue of 3D sensing products for mobile devices. In addition, for the nine months ended March 28, 2020, we had lower amortization of fair value adjustments related to the Oclaro acquisition of $10.0 million, as well as lower inventory and fixed asset write down charges due to product lines exit of $13.4 million.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced and will continue to experience in subsequent periods, disruptions to our and our customers’ businesses that will adversely impact our business, financial condition and results of operations.
Segment Gross Margin
OpComms
OpComms gross margin for the three months ended March 28, 2020 increased to 45.0% from 38.0% for the three months ended March 30, 2019. The increase was primarily driven by better gross margins within Datacom, due to the sale of our Datacom transceiver module business, which had lower than average gross margins, and increased revenue from our higher margin Datacom chip products, which have higher than average gross margins, and increased revenue of 3D sensing products for mobile devices.
OpComms gross margin for the nine months ended March 28, 2020 increased to 46.4% from 39.2% for the nine months ended March 30, 2019. The increase was primarily driven by better gross margins within Telecom, due to the acquisition of Oclaro, better gross margins within Datacom, due to the sale of our lower margin Datacom transceiver module business and increased revenue of our higher margin Datacom chip products, and increased revenue of 3D sensing products for mobile devices.
Lasers
Lasers gross margin for the three months ended March 28, 2020 increased to 49.7% from 46.0% for the three months ended March 30, 2019. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products.
Lasers gross margin for the nine months ended March 28, 2020 increased to 44.7% from 43.2% for the nine months ended March 30, 2019. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products.
Research and Development (“R&D”)
R&D expense decreased by $9.0 million, or 15.6%, for the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The decrease in R&D expense was primarily due to the decrease in payroll related expense of $1.9 million and the decrease in R&D materials of $2.3 million, as a result of the sale of our Datacom transceiver module business. In addition, we had $1.8 million increase in non-recurring engineering credits from customers.
R&D expense increased by $14.5 million, or 10.7%, for the nine months ended March 28, 2020 compared to the nine months ended March 30, 2019. The increase in R&D expense was primarily due to the increase of $9.1 million in investments in key product lines and R&D materials. In addition, payroll related expense increased by $8.5 million mainly due to the acquisition of Oclaro, partially offset by the sale of our Datacom transceiver module business. These increases were offset by $2.4 million higher non-recurring engineering credits from customers.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. Despite the uncertainty related to COVID-19 and the global economic outlook, we currently plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment in R&D to increase in absolute dollars in future quarters.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $6.1 million, or 11.1%, during the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The increase in SG&A expense was primarily due to the increase in payroll related expense of $2.8 million, stock-based compensation of $2.4 million, integration related costs of $3.7 million, offset by lower discretionary travel and trade shows of $2.0 million, primarily due to COVID-19 restrictions.
SG&A expense increased by $29.5 million, or 19.5%, during the nine months ended March 28, 2020 compared to the nine months ended March 30, 2019. The increase in SG&A expense was primarily due to the increase in amortization of intangibles of $14.2 million and integration related costs of $9.8 million as a result of Oclaro acquisition, as well as the increase in payroll related expense of $13.8 million, offset by lower discretionary travel and trade shows, primarily due to COVID-19 restrictions in the three months ended March 28, 2020.

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
During the three and nine months ended March 28, 2020, we recorded $2.7 million and $4.9 million, respectively, in restructuring and related charges in our condensed consolidated statements of operations. The charges were mainly attributable to severance charges associated with the decision to move certain manufacturing activities from San Jose, California to our facility in Thailand.
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
Impairment charges
In the third quarter of fiscal 2019, we announced our plan to discontinue the development of future Datacom transceiver modules which impacted the Milpitas and Shenzhen Datacom module teams. While we expect strong growth in Datacom volumes in the future, gross margins at the transceiver market level are lower due to extreme competition. Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.
During the three and nine months ended March 28, 2020 and March 30, 2019, we recorded $2.5 million, $2.5 million, $30.7 million, and $30.7 million, respectively, in long-lived asset impairment charges in connection with the above plan.
Interest Expense
For the three months ended March 28, 2020 and March 30, 2019, we recorded interest expense of $15.6 million and $11.3 million, respectively. The increase in interest expense during the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 was mainly driven by the increase in amortization of the debt discount and contractual interest expense of $10.8 million due to the issuance of our 0.50% Convertible Notes due in 2026 (the “2026 Notes”), offset by the decrease in contractual interest expense on our term loan facility of $6.2 million, which was fully repaid in the second quarter of fiscal 2020.
For the nine months ended March 28, 2020 and March 30, 2019, we recorded interest expense of $45.3 million and $24.9 million, respectively. The increase in interest expense during the nine months ended March 28, 2020 as compared to the nine months ended March 30, 2019 was mainly driven by amortization of the debt discount and contractual interest expense incurred from our 2026 Notes, as well as the loss on early extinguishment of debt of $8.0 million, which represents the write-off of the issuance costs in conjunction with payback of our term loan facility in the second quarter of fiscal 2020.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Foreign exchange gains (losses), net	$0.7	$(1.0)	$(0.3)	$(1.0)
Interest income	5.2	3.9	12.6	10.0
Other income (expense), net	15.8	2.3	15.6	2.7
Total other income (expense), net	$21.7	$5.2	$27.9	$11.7

For the three and nine months ended March 28, 2020, other income, net increased by $16.5 million and $16.2 million, respectively, as compared to the three and nine months ended March 30, 2019, mainly driven by a gain on the sale of Lithium Niobate modulators business of $13.8 million. The transaction was completed in the third quarter of fiscal year 2020.
Unrealized Gain on Derivative Liability
We recorded $8.8 million of unrealized gain on Series A Preferred Stock derivative liability for the nine months ended March 30, 2019. On November 2, 2018, all 35,805 shares of our Series A Preferred Stock were converted to common stock with the outstanding balance of the embedded derivative liability reclassified to additional paid in capital. There will be no further adjustments to “unrealized gain (loss) on derivative liability” due to this conversion. For further discussion of our derivative liability, see “Note 11. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” in the notes to condensed consolidated financial statements.
Provision for (Benefit from) Income Taxes

(in millions)	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Provision for (benefit from) income taxes	$5.2	$(8.2)	$19.6	$(1.6)

We recorded a tax provision (benefit) of $5.2 million and $(8.2) million for the three months ended March 28, 2020 and March 30, 2019, respectively, and $19.6 million and $(1.6) million for the nine months ended March 28, 2020 and March 30, 2019, respectively. We recognized a discrete tax benefit of $4.1 million during the three months ended March 28, 2020 from the release of uncertain tax positions related to the fiscal 2016 U.S. federal income tax return as a result of the expiration of statute of limitations during the quarter. Our estimated effective tax rate for fiscal 2020 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D and foreign tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), Base Erosion and Anti-Abuse Tax (“BEAT”) and subpart F inclusion.
Contractual Obligations
The following table summarizes our contractual obligations as of March 28, 2020, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$4.9	$—	$1.0	$1.8	$2.1
Finance lease liabilities, including imputed interest	4.0	3.9	0.1	—	—
Operating lease liabilities, including imputed interest (1)	80.6	13.5	24.0	16.5	26.6
Pension plan contributions (2)	0.5	0.5	—	—	—
Purchase obligations (3)	257.2	255.3	1.9	—	—
Convertible notes - principal (4)	1,500.0	—	—	450.0	1,050.0
Convertible notes - interest (4)	41.3	5.9	12.7	12.2	10.5
Total	$1,888.5	$279.1	$39.7	$480.5	$1,089.2
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of March 28, 2020, we expect to receive sublease income of approximately $5.9 million over the next three years.
(2) The amount in the preceding table represents planned contributions to our defined benefit plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond one year in the table above.
(3) Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 17. Commitments and Contingencies” in the notes to condensed consolidated financial statements.

(4) Includes principal and interest on our 0.25% Convertible Notes due in 2024 (the “2024 Notes” and together with the 2026 Notes, the “Notes”) through March 2024, and principal and interest on our 2026 Notes through December 2026. We have the right to redeem the 2024 Notes and the 2026 Notes in whole or in part at any time on or after March 15, 2024 and on or after December 15, 2026, respectively. Refer to “Note 12. Debt” in the notes to condensed consolidated financial statements.
As of March 28, 2020, our other non-current liabilities also include $18.1 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Financial Condition
Liquidity and Capital Resources
As of March 28, 2020 and June 29, 2019, our cash and cash equivalents of $688.3 million and $432.6 million, respectively, were largely held in the United States. The total amount of cash outside the United States as of March 28, 2020 was $84.7 million, which was primarily held by entities incorporated in Japan, the United Kingdom, the British Virgin Islands, Hong Kong, and Thailand. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions. Our intent is to indefinitely reinvest funds held outside the United States, except for the funds held in the Cayman Islands, Japan and Hong Kong, and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is insignificant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. If conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of March 28, 2020, our condensed consolidated balance of cash, cash equivalents, and restricted cash increased by $256.2 million, to $688.8 million from $432.6 million as of June 29, 2019. The increase in cash, cash equivalents, and restricted cash was mainly due to cash provided by operating activities of $401.6 million and cash provided by financing activities of $332.5 million, offset by cash used in investing activities of $477.9 million during the nine months ended March 28, 2020.
As of March 30, 2019, our consolidated balance of cash and cash equivalents, including cash classified within assets held-for-sale, decreased by $39.0 million, to $358.3 million from $397.3 million as of June 30, 2018. The decrease in cash and cash equivalents was mainly due to cash used in investing activities of $725.3 million, principally related to cash used to acquire Oclaro; partially offset by cash provided by financing activities of $484.1 million, primarily related to $490.8 million in proceeds from a term loan, net of debt issuance costs, used to fund the Oclaro acquisition, and cash provided by operating activities of $202.4 million during the nine months ended March 30, 2019.
Operating Cash Flow
Cash provided by operating activities was $401.6 million during the nine months ended March 28, 2020. Our net income was $140.1 million for the nine months ended March 28, 2020. Cash provided by operating activities was generated primarily from $232.8 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our term loans and convertible notes, and other non-cash charges), and $28.7 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to a decrease in inventories of $48.3 million offset by an increase in accounts receivable of $23.8 million.
Cash provided by operating activities was $202.4 million during the nine months ended March 30, 2019. Our net loss was $10.6 million for the nine months ended March 30, 2019. Cash provided by operating activities was generated primarily from $210.0 million of non-cash items (such as depreciation, stock-based compensation, unrealized (gain) loss on derivative liability, amortization of intangibles, amortization of discount on the 2024 Notes, amortization of the debt issuance costs on the term loan, amortization of fair value adjustment in connection with the acquisition of Oclaro, net amortization of discounts and premium on investments, and impairment charges and others), and $3.0 million of changes in our operating assets and liabilities.
Investing Cash Flow
Cash used in investing activities of $477.9 million during the nine months ended March 28, 2020 was primarily attributable to purchases of short-term investments, net of sales and maturities of $427.9 million, capital expenditures of $64.9 million, and payment for asset acquisition of $4.0 million, offset by proceeds from sale of product lines of $18.9 million.
Cash used in investing activities of $725.3 million during the nine months ended March 30, 2019, was primarily attributable to $619.8 million in cash payments to acquire all outstanding shares of common stock of Oclaro, net of cash received through the acquisition of Oclaro. In addition we had capital expenditures of $80.5 million, payment for asset acquisition of $1.3 million, and purchase of short-term investments, net of sales of $23.7 million.
Financing Cash Flow
Cash provided by financing activities of $332.5 million during the nine months ended March 28, 2020 resulted primarily from the proceeds of the issuance of the 2026 Notes of $1,042.4 million, net of issuance costs, offset by the repurchase of shares of our common stock of $200.0 million and repayment of our term loan facility of $497.5 million.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of March 28, 2020 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
There are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers, including the impact of COVID-19;

•	fluctuations in demand for our products as a result of changes in regulations, tariffs or other trade barriers, and trade relations in general;

•	changes in accounts receivable, inventory or other operating assets and liabilities, which affect our working capital;

•	increase in capital expenditures to support our business and growth;

•	the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit, which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange markets, which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;

•	issuance of debt or equity securities, or other financing transactions, including bank debt;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	the settlement of any conversion or redemption of the 2024 Notes and the 2026 Notes in cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of March 28, 2020 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and regional shelters-in-place is an unprecedented phenomenon that is continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:

•	Accounts receivable collectability - there could be significant bad debt expenses incurred if our customers experience financial difficulties.

•
Accounts receivable collections timing - our working capital and cash flows could be impacted as companies have started extending payment terms. Although we have not done so, a broader market move to longer payment terms could delay our collection timing as well.

•	Inventory (excess and obsolete) - our customers may not be able to purchase inventory that we have built for them, or their demand may slow down to a point where inventory becomes aged.

•	Short-term investment values - as seen in past economic slowdowns, there may be credit losses and defaults which cause losses and/or liquidity issues in our investment portfolio.

•	Long-term assets such as fixed assets, goodwill, and intangibles - a market slowdown could impair the value of these assets.

•
Tax valuation - we have significant NOL’s (Net Operating losses) in the United States which have associated deferred tax assets on our balance sheet, and these could be deemed unrecoverable in the future.

In addition, all of the below market risks are heightened in light of the current market situation. Foreign exchange markets could be impacted and cause significant fluctuations in our future expenses. The price of our common stock has fluctuated significantly in the past and global equity markets are experiencing significant volatility following the COVID-19 outbreak. Interest rates have already reduced dramatically since the onset of the outbreak, and our future income from these investments likely will be negatively impacted in the future.
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and nine months ended March 28, 2020, we recorded foreign exchange gains (losses), net of $0.7 million and $(0.3) million, respectively, and for each of the three and nine months ended March 30, 2019, we recorded foreign exchange gains (losses), net of $(1.0) million, in the other income (expense), net in the condensed consolidated statements of operations.
Although we sell primarily in the U.S. Dollar, we have foreign currency exchange risks related to our expenses denominated in currencies other than the U.S. Dollar, principally the Chinese Yuan, Canadian Dollar, Thai Baht, Japanese Yen, UK Pound, Swiss Franc and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated assets, liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business.
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

Interest Rate Fluctuation Risk
As of March 28, 2020, we had cash, cash equivalents, and short-term investments of $1,451.4 million. Cash equivalents and short-term investments are primarily comprised of government money market funds, treasuries, and highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of March 28, 2020, the weighted-average life of our investment portfolio was less than six months. Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 28, 2020, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.1 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.1 million.
Bank Liquidity Risk
As of March 28, 2020, we had approximately $121.3 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
(b)   Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to integrate Oclaro into our systems and control environment as of March 28, 2020. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Risks Related to Our Business

The effects of the COVID-19 pandemic have disrupted, and may continue to significantly disrupt, our operations, including our ability to manufacture and supply products and perform research and development activities, which could have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our business, results of operation and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as shelter-in-place orders, social distancing protocols, and travel restrictions in many of the countries and regions in which we have operations or manufacturing partners.

As a result of the COVID-19 outbreak around the world, Lumentum implemented certain travel restrictions beginning in early February 2020, temporarily closed or limited the number of employees permitted onsite in our offices in several heavily impacted locations, and implemented work-from-home rules at most of our facilities. These measure as well as additional workforce disruptions due to quarantines, governmental actions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at certain of our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers and the communities in which we operate, has caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in California, China, Thailand and the United Kingdom, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.
In addition, we have experienced disruption and delays in our supply chain and with our manufacturing partners, primarily in Malaysia, which has imposed and may continue to impose limitations on which businesses may operate and the amount of the workforce permitted to perform manufacturing operations. Our supply chain is experiencing similar issues and may not have the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.

The COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may continue to affect demand for our products and impact our results of operations. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.

Changing technology and intense competition require us to continuously innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability.

The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends, and is further impacted by the disruptions caused by COVID-19 on our ability to continue with research and development activities. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs.

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
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future and we expect that our growth prospects will continue to be concentrated in a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, particularly in light of the impacts of COVID-19 on their businesses and markets, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Our relationships with large customers may also be harmed to the extent the impacts of the COVID-19 pandemic prevent us from being able to satisfy their orders in a timely manner. There are also continuing trade tensions, including an uncertain regulatory environment, with the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
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
Tensions between the governments of the US and China have continued to escalate. We cannot be certain what additional actions the U.S. government may take with respect to Huawei, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 or of additional actions, which could have a long-term adverse effect on our business. To the extent that the U.S. government adds other customers of ours to the Entity List or otherwise restricts our ability to ship products to foreign customers or certain jurisdictions, our business, financial condition and results of operations may be harmed.
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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI (which acquired Finisar in September 2019), Acacia Communications (which has entered into an agreement to be acquired by Cisco), AMS, Broadcom, Coherent, Fujitsu Optical Components, Furukawa Electric, IPG Photonics, MACOM, Mitsubishi Electric, Molex, Neophotonics, nLight, O-net Communications, OSRAM, Sumitomo Electric Industries and Trumpf. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, if significant competitors were to merge or consolidate, for example, the recently completed acquisition of Finisar by II-VI and the pending acquisition of Acacia Communications by Cisco, they may be able to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
The manufacturing of our products may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities or if our contract manufacturers and suppliers fail to meet our production requirements.
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of COVID-19 impacts, particularly as our manufacturing is heavily concentrated in central Asia and we would be severely impacted if there were further escalation of COVID-19 in that region, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations.
We also rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. If operations at these contract manufacturers is adversely impacted by restrictions due to COVID-19 or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations.
In addition, despite rigorous testing for quality, both by us and the contract manufacturers to whom we sell products, we may receive and ship defective products. We may incur significant costs to correct defective products which could result in the loss of future sales, indemnification costs or costs to replace or repair the defective products, litigation and damage to our reputation and customer relations. Defective products may also cause diversion of management attention from our business and product development efforts.
Additionally, our ability to fulfill our customers’ demand, or the ability of our contract manufacturers to fulfill their obligations, may be affected by natural disasters, including a global pandemic such as COVID-19, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past we experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. The United States has recently imposed tariffs on the import of certain products manufactured in China, and may propose further tariffs in the future, which could increase costs associated with the manufacturing of our products in China, and potentially other countries, and negatively impact our sales levels and profit margins.
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers or regarding our own business strategies, we may choose or be required to transfer the manufacturing of certain products to other manufacturing sites, including to our own manufacturing facilities. For example, we recently transitioned the manufacturing of our products with one of our contract manufacturers in China to our Shenzhen and Thailand manufacturing facilities and to other contract manufacturers. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable to meet our demand. There also may be delays with the transfer of manufacturing equipment and successfully setting up that equipment at the transfer sites and training new operators. If such transfers are unsuccessful or take a longer period of time than expected, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
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
In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. Uncertainty with respect to our supplier’s abilities due to COVID-19 impacts, tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries has recently increased. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs.
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
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. As a result, these suppliers may stop supplying us materials and equipment at any time. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, these suppliers may be unable to operate due to restrictions due to COVID-19 or any resulting economic impact to their business and ability to continue operations, and the supply of and costs of raw materials may be negatively impacted by the COVID-19 pandemic, trade protection policies such as tariffs, or escalating trade tensions, particularly with countries in Asia. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.

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
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:

•	impacts related to business disruptions and restrictions related to COVID-19;

•	changes in general IT spending;

•	the imposition of government controls, inclusive of critical infrastructure protection;

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

•	varying and potentially conflicting laws and regulations;

•	potential global or regional recession as a result of the COVID-19 pandemic and related responses of individuals, governments, private industry;

•	fluctuations in local economies;

•	wage inflation or a tightening of the labor market;

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
In addition to the above risks related to our international operations, we also face risks related to health epidemics, such as the COVID-19 pandemic. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have a material and adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers. Disruption to the operations of our suppliers or customers and their contract manufacturers due to COVID-19 have impacted and will likely continue to impact our sales and operating results. For additional information regarding the impact of COVID-19 on our business, see the risk factor above titled “The effects of the COVID-19 pandemic has disrupted, and may continue to significantly disrupt our operations, including our ability to manufacture and supply products and perform research and development activities, which could have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.”
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
We have in the past, and may in the future, also divest or reduce our investment in certain businesses or product lines from time to time. For example, during the third quarter of fiscal year 2019, we announced the divestiture of our Datacom module business in Japan which was completed in the fourth quarter of fiscal year 2019, and in the second quarter of fiscal year 2020 we sold the assets associated with certain Lithium Niobate product lines manufactured by our San Donato site. Such divestitures involve risks, such as difficulty separating portions of or entire businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected our fiscal quarter ended March 28, 2020, and which will continue to affect our fiscal years thereafter. Information regarding the Tax Act and the impact of the Tax Act on our tax profile is included in our Annual Report on Form 10-K for our fiscal year ended June 29, 2019.
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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access or acquisition of confidential information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information on our systems. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent while our workforce is distributed following shelter-in-place orders. Further, our third party service providers may have been and may be in the future subject to such attacks. In addition, actions by our employees, service providers, partners, contractors or others, whether malicious or in error, could affect the security of our systems. Further, a breach of our information technology infrastructure could result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access or acquisition of such proprietary information, and any actual or perceived security breach could cause significant damage to our reputation and adversely impact our relationships with our customers. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems could lead to misappropriation of proprietary and confidential information.
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
Adverse changes to and uncertainty in the global economy, particularly in light of the impacts of COVID-19 and a potential global recession resulting therefrom, may lead to decreased demand for our products and revenue fluctuations, increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Declines or uncertainty in particular geographic regions, such as China or Europe, may impact IT-related spending generally and consequently, may lead to lower growth or a decline in our markets. The loss or delay of orders from any of our significant customers could cause our revenue and profitability to suffer. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If economic conditions deteriorate or remain uncertain, our financial condition and results of operations would likely be materially and adversely impacted.
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

Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries and investigations, and legal action. Furthermore, the legal and regulatory requirements that are applicable to our business are subject to change from time to time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance. Additionally, we may be required to ensure that our suppliers comply with applicable laws and regulations. If we or our suppliers fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
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
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per NASDAQ has ranged from $14.12 to $92.85, through March 28, 2020. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	general economic and market conditions and other external factors, particularly in light of the market volatility driven by the impact of COVID-19;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	the financial performance of other companies in our industry, and of our customers;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we operate;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation or disputes in which we may become involved;

•	overall market fluctuations;

•	sales of our shares by our officers, directors, or significant stockholders; and

•	the timing and amount of dividends and share repurchases, if any.

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
101
The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months and nine months ended March 28, 2020 and March 30, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended March 28, 2020 and March 30, 2019; (iii) Condensed Consolidated Balance Sheets as of March 28, 2020 and June 29, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 28, 2020 and March 30, 2019; (v) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months and nine months ended March 28, 2020 and March 30, 2019; and (vi) Notes to the Consolidated Financial Statements.
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

LUMENTUM HOLDINGS INC.

Date:	May 5, 2020	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer