Form 10-K
period 2020-06-27
Lumentum Holdings Inc.
filed 2020-08-25
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,735 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on December 27, 2019 of $79.01 per share. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 18, 2020, the Registrant had 75.2 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended June 27, 2020.

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
PART I
ITEM 1.    BUSINESS
General
Overview
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology, and our volume manufacturing capability, to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that network equipment manufacturers (“NEMs”) assemble into communications networking systems, which they sell to network service providers, operators or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications. Further, we have begun shipping prototype units of diode lasers and optical devices to automotive customers for sensing and LiDAR applications.
We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers, which require new networks and data centers to satisfy this demand. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser based approaches, including the types of lasers Lumentum supplies. Laser based 3D sensing is a rapidly developing market. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that increase the need for our photonics products and technologies.
We operate in two reportable segments: OpComms and Lasers.
We have a global marketing and sales footprint that enables us to address global market opportunities for our products. We have manufacturing capabilities and facilities in North America, Asia-Pacific, and Europe, with employees engaged in research and development (“R&D”), administration, manufacturing, support and sales and marketing activities. Our headquarters are located in San Jose, California, and we employed approximately 5,473 full-time employees around the world as of June 27, 2020.

Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015. In August 2015, we were spun-off from JDSU (the “Separation”) and became an independent publicly-traded company through the distribution of our common stock by JDSU to its stockholders (the “Separation”). In 2015, JDSU was renamed Viavi Solutions Inc. (“Viavi”). Our business traces its origins to Uniphase Corporation, which was formed in 1979, and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later, a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU broadened the depth and breadth of the OpComms and Lasers businesses, as well as the intellectual property, technology and product offerings, of what is now Lumentum. Notable amongst these acquisitions in the OpComms business were Agility Communications, Inc. in 2005 and Picolight, Inc. in 2007 which respectively brought widely tunable, long wavelength laser technology for metro and long haul networking applications and short wavelength vertical-cavity surface-emitting lasers (“VCSELs”) for enterprise, datacenter networking, and 3D sensing applications. The fundamental laser component technologies which we acquired through these acquisitions, form the basis of optical networks today, and we believe will continue to do so for the foreseeable future. These technologies will enable us to develop highly integrated products to satisfy our communications customers’ ever increasing needs for smaller, lower power and lower cost optical products. Notable acquisitions in the Lasers business were Lightwave Electronics Corporation in 2005 and Time-Bandwidth Products Inc. (“Time-Bandwidth”) in 2014. Both of these Lasers acquisitions brought high power pulsed solid-state laser products and technology to our business, which address the micro laser machining market and expanded our addressable market. In December 2018, we completed the acquisition of (“Oclaro”), a provider of optical components and modules for the long-haul, metro and data center markets. Oclaro’s products provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications. This acquisition strengthened our product portfolio, by adding Oclaro’s indium phosphide laser and photonic integrated circuit and coherent component and module capabilities which broadened our revenue mix; and positions us strongly to meet the future needs of our customers.
Industry Trends and Business Risks
Our business is driven by end-market applications which benefit from the performance advantages of optical solutions.
The OpComms markets we serve are experiencing continually increasing needs for higher data transmission speeds, fiber optic network capacity and network agility. This is driven by rapid growth in both the number of higher bandwidth broadband applications such as high-definition video, online gaming, cloud computing and the number and scale of datacenters that require fiber optic links to enable the higher speeds and increased scale necessary to deliver high bandwidth video and other services. Our technology, which was originally developed for communications applications is also finding use in other emerging market opportunities including 3D sensing applications that employ our laser technology in mobile devices, computers, augmented and virtual reality and other consumer electronics devices. Additionally, our products are used in emerging automotive, industrial, security, safety and surveillance applications.
In the Lasers markets, customer demand is driven by the need to enable faster, higher precision volume manufacturing techniques with lower power consumption, more environmentally friendly, reduced manufacturing footprint and increased productivity. These capabilities are critical as industries develop products that are smaller and lighter, increasing productivity and yield and lowering their energy consumption.
Our optical and laser solutions, developed in close collaboration with OEM partners, are well-positioned to meet demand resulting from these trends. We do, however, expect to continue to encounter a number of industry and market risks and uncertainties. These risks and uncertainties may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and could create quarter over quarter variability in our financial measures. For example, the demand environment in China has fluctuated significantly in recent years, and has created volatility and uncertainty in our future demand. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability and general financial performance may also be affected by: (i) pricing pressures, particularly within our OpComms markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-Pacific-based competitors, and a general commoditization trend for certain products; (ii) high product mix variability which affects revenue and gross margin; (iii) fluctuations in customer buying patterns, which cause volatility in demand, revenue and profitability; (iv) the current trend of communication industry consolidation and vertical integration, which is expected to continue, that directly affects our customer base and adds additional risk and uncertainty to our financial and business projections; and (v) ongoing risks related to the economic impact of the COVID-19 pandemic.

Reportable Segments
We have two operating segments, OpComms and Lasers. The two operating segments were primarily determined based on how our Chief Operating Decision Maker (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by our CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments. We do not track our property, plant, and equipment by operating segments. For the geographic identification of these assets and for further information regarding our operating segments, refer to “Note 20. Operating Segments and Geographic Information”.
OpComms
Markets
Our OpComms products address the following markets: telecommunications (“Telecom”), data communications (“Datacom”) and consumer and industrial (“Consumer and Industrial”).
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent DWDM pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in the manufacture of high-speed Datacom transceivers.
In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, payment kiosks, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include vertical cavity surface emitting lasers (“VCSELs”) and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Following the acquisition of Oclaro, during our fiscal 2019, we made several strategic changes to our OpComms business to better position it for growth and profitability. These changes included attaining acquisition cost synergies related to redundant capabilities and divestiture of Telecom Lithium Niobate modulators and Datacom transceiver modules because of their muted growth and profitability trends. These changes were substantially completed in fiscal 2020. We expect our Indium Phosphide photonic integrated circuits will continue to replace Lithium Niobate modulators over time and focusing on the development and sale of Datacom chips has enabled us to participate in the growth of the Datacom and 5G wireless markets.
Customers
Our OpComms customers include Alphabet, Apple, Ciena, Cisco Systems (which announced the acquisition of Acacia Communications, another customer of ours), Huawei Technologies (including HiSilicon), Infinera, Innolight, Nokia Networks (including Alcatel-Lucent International), O-Net, and ZTE. During fiscal 2020, 2019, and 2018, net revenue generated from a single customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Apple	26.0%	21.0%	30.0%
Huawei	13.2%	15.2%	11.0%
Ciena	*	13.7%	11.0%
*Represents less than 10% of total net revenue

Trends
We believe the optical communications market has started to expand beyond a small number of very large service providers, and is transitioning to a variety of open and captive networks created for in-house use by large video services, search engines and companies offering a variety of cloud computing services. We believe that the trend towards an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communications networks. Additionally, service providers also seek to decrease the total cost of ownership of their networks. To remain competitive, network operators worldwide must offer broader suites of digital services at competitive prices. To do this, they are migrating to Internet-protocol (“IP”) networks and expanding long-haul, metro regional and metro access networks, which effectively deliver broadband services, while lowering capital and operating costs of dense-wavelength-division multiplexing networks.
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
We believe increasing speeds at the edge of the network, including the significant increase in speed in 5G mobile networks, combined with increasing demand for high bandwidth applications and services, including streaming video, will result in increasing demand for additional capacity in datacenter interconnect, metro regional and long-haul networks. The dynamically reconfigurable nature of today’s networks enables lower operating costs and other competitive advantages, allowing communications service providers to use and scale network capacity more flexibly, streamline service provisioning, accelerate rerouting around points of failure and modify network topology through simple point-and-click network management systems.
Our optical products are well-positioned to meet these demands. Our innovations, particularly in the area of photonic integration, have resulted in products that have more functionality, are significantly smaller in size, require less power, and are more cost-effective than our historical products. Higher levels of integration have also led to development of our Super Transport Blade, which delivers all transport functions (wavelength switching, pre-amplification, post-amplification, optical supervisory channel and monitoring) in a single, integrated platform, essentially replacing three blades with one.
Offerings
In addition to a full selection of active and passive components, we offer increasing levels of functionality and integration in modules, circuit packs and subsystems for transmission, amplification, wavelength management and more.
In the Telecom market, we provide transmission and transport solutions for optical networks that make up the backbone of the wireline Telecom infrastructure, thereby enabling the internet, connections between cloud datacenters, and backhaul of data from wireless mobile networks. Transmission products, such as our tunable transponder, transceiver and transmitter modules, transmit and receive high-speed data signals at the ingress/egress points of networks. These products use dense wavelength division multiplexing technology to maximize the fiber transmission capacity while lowering the cost per bit to meet the needs of increasing internet and cloud demand. We also offer components including tunable lasers, receivers and modulators to address the higher end of these same network applications.
Our transport products, such as ROADMs, amplifiers and optical channel monitors provide switching, routing and the conditioning of signals. We also make components for transport, including 980nm, multi-mode and Raman pumps for optical amplifiers, and passive components. Passive components include switches, attenuators, photodetectors, gain flattening filters, isolators, wavelength-division multiplexing (“WDM”) filters, arrayed waveguide gratings (“AWGs”), multiplex/de-multiplexers and integrated passive modules.

Our innovation led to the Super Transport Blade, which integrates all major optical transport functions into a single-slot blade. This all-in-one solution reduces the size, cost and power requirements of optical components, incorporates nano wavelength selective switch technology and enables greater chassis density and a smaller footprint.
In the Datacom market, optical transceivers are used to connect servers, switches, routers and other information technology infrastructure critical for today’s internet applications, web services, video streaming, enterprise networks and service provider solutions. The emerging data center and Web 2.0 markets are two of the fastest growing segments in optical communications, both in terms of capital network equipment investment and growth of high data rate optical transceivers. Additionally, the increased bandwidth needs for 5G wireless applications will drive growth in high speed optical modules. Historically, we have supplied optical transceivers, but we have shifted our strategy to supplying the underlying optical components, high-speed source lasers and receiver photo diodes used in optical transceivers to address these market segments.
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
Competition
We compete against various companies in the markets we serve, including II-VI, Acacia Communications, Accelink, ams AG, Broadcom Inc., Furukawa Electric, Mitsubishi Electric, Neophotonics, and Sumitomo Electric Industries, as well as, private companies and subsidiaries of public companies providing optical communications components such as Fujitsu Optical Components - a subsidiary of Fujitsu, Nistica - a subsidiary of Molex, and O-Net. Additionally, Cisco has announced its plan to acquire Acacia Communications.
Lasers
Markets
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. Diode-pumped solid-state lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well-suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.

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
Customers
Our Lasers customers include Amada, ASML Holding, Beckman Coulter, DISCO, Electro Scientific Industries (recently acquired by MKS Instruments, a competitor of ours), Han’s Laser Technology, KLA-Tencor, Lasertec, Life Technologies, and NR Electric. During fiscal 2020, 2019, and 2018, we did not have any single customer attributable to our Lasers segment that generated net revenue of 10% or more of our total net revenue for the applicable fiscal year.
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
In addition, demand continues for electronic products, as well as products and components in other industries, with greater functionality while becoming smaller, lighter and less expensive. Innovative next generation product designs require precise micromachining and materials processing, such as micro bending, soldering and welding. At the scale and processing speed needed, lasers are replacing mature mechanical tools such as drills for minute holes, or “vias,” in printed circuit boards and saws and scribes for singulating silicon wafers, resulting in greater precision and productivity. As these trends continue, we believe that manufacturers and other industries will increase their reliance on lasers in order to maintain or increase their competitiveness.
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
Competition
We compete against various public and private companies in the commercial laser markets we serve including Coherent, MKS Instruments and IPG Photonics.

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
On December 10, 2018, we completed our merger with Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. Oclaro’s products provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications. This acquisition strengthened our product portfolio, including gaining Oclaro’s indium phosphide laser and photonic integrated circuit and coherent component and module capabilities; broadens our revenue mix; and positions us strongly to meet the future needs of our customers. Refer to “Note 4. Business Combinations” for further discussion of the merger.
Research and Development
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
Manufacturing
Our significant manufacturing facilities are located in the United States, Thailand, China, the United Kingdom, Slovenia, Japan, and Switzerland.
In fiscal 2020, as part of our plan to discontinue development and manufacturing of Lithium Niobate modulators, we sold the assets associated with certain Lithium Niobate product lines manufactured by our San Donato, Italy site. Development and manufacturing will also be discontinued in our San Jose, California manufacturing locations within the next few quarters in order to facilitate our customers’ transition to new products. We expect our Indium Phosphide photonic integrated circuits will replace Lithium Niobate modulators over time.
In fiscal 2019, we also announced our plan to discontinue the development and manufacturing of future Datacom transceiver modules which impacted the California and China based Datacom module teams. This affected manufacturing in our Thailand factory as well. While we expect strong growth in Datacom volumes in the future, the market at the transceiver level is gross margin challenged due to extreme competition. Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.
In our fiscal fourth quarter of 2019, we moved into our Slovenia factory, which is now fully operational.
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
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 27, 2020, we owned 966 U.S. patents and 807 foreign patents with expiration dates ranging from July 2020 through June 2039, and had 611 patent applications pending throughout the world.
Seasonality
Our revenue may be influenced on a quarter to quarter basis by customer demand patterns and new product introductions. Some of our products may be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.
Backlog
Backlog consists of purchase orders for products for which we have assigned shipment dates.
As of June 27, 2020 and June 29, 2019, our backlog was $557.8 million and $453.1 million, respectively. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period. A portion of our revenue arises from vendor-managed inventory arrangements where the timing and volume of customer utilization is difficult to predict.

Employees
As of June 27, 2020, we employed approximately 5,473 full-time employees, including approximately 3,981 employees in manufacturing, 831 employees in R&D and 661 employees in SG&A.
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
In connection with our separation from JDSU and trading as an independent public company, we agreed to indemnify Viavi for any liability associated with contamination from past operations at all properties transferred to us from Viavi, to the extent the resulting issues primarily related to our business. We have not been presented with any claims to date.
International Operations
During fiscal 2020, 2019 and 2018, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped, represented 91.1%, 93.6% and 90.8% of net revenue, respectively. In certain circumstances customers may request shipment of our products to a contract manufacturer in one country, which may differ from the location of their end customers. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as presented above.
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
Risks Related to Our Business
Our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives may be materially and adversely affected by the ongoing COVID-19 pandemic.
Our business, results of operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as shelter-in-place orders, social distancing protocols, and travel restrictions in many of the countries and regions in which we have operations or manufacturing partners.
As a result of the COVID-19 outbreak around the world, Lumentum implemented certain travel restrictions beginning in early February 2020, temporarily closed or limited the number of employees permitted onsite in our offices and manufacturing sites in several heavily impacted locations, and implemented work-from-home rules at most of our facilities. These restrictions have been lifted in some locations where local governments have relaxed restrictions due to decreases in the number of COVID-19 cases, but we continue to monitor changes in each location and we may need or choose to impose restrictions again as the situation evolves. These measures as well as additional workforce disruptions due to quarantines, governmental actions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at certain of our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers and the communities in which we operate, have caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in California, China, Thailand and the United Kingdom. Our ability to continue certain research and development activities has also been limited which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.
In addition, we have experienced disruption and delays in our supply chain and with our manufacturing partners, primarily in Malaysia in the first half of 2020, which imposed limitations on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations, and those limitations could be reinstated if the number of COVID-19 cases in particular regions were to increase. Our supply chain has also been affected by these measures and our suppliers may not have the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.

The COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may continue to affect demand for our products and impact our results of operations. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and have significant volume of local-currency denominated expenses have seen significant volatility. Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains a highly dynamic, we have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.

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
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our growth prospects will continue to depend on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, particularly in light of the impacts of COVID-19 on their businesses and markets, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Our relationships with large customers may also be harmed to the extent the impacts of the COVID-19 pandemic prevent us from being able to satisfy their orders in a timely manner. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
Our ability to sell our products to a significant customer has been restricted.
On May 16, 2019, Huawei Technologies Co. Ltd. and 68 designated non-U.S. affiliates (collectively, “Huawei”) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce, which imposes limitations on the supply of certain U.S. items and product support to Huawei. We suspended shipments of all products to Huawei until we were able to review our product portfolio and determine whether our products are subject to the Export Administration Regulations (“EAR”), and therefore within the scope of the Entity List restrictions. We resumed shipments of certain of our products to Huawei during the quarter ended June 29, 2019 after determining that such products are not subject to the EAR. In May 2020 and August 2020, additional regulatory restrictions were imposed on the sale of items with certain U.S. controlled technology or software to Huawei and related entities. We continue to review the applicability of these limitations and other changes implemented by the Bureau of Industry and Security on our ability to sell our products.
Notwithstanding our determination in 2019 that we were able to ship certain products in compliance with applicable law, we believe that under the current regulatory regime, our business with Huawei has been and will continue to be more limited than it was in the past. For example, we may be unable to supply certain additional products or be limited or unable to work with Huawei on future product developments while Huawei remains on the Entity List, which may negatively impact our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves.
Tensions between the governments of the US and China have continued to escalate. We cannot be certain what additional actions the U.S. government may take with respect to Huawei, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 or of additional actions, such as the changes published in May through August 2020, or the recent restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government has added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations.
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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI (which acquired Finisar in September 2019), Acacia Communications (which has entered into an agreement to be acquired by Cisco), AMS (which acquired OSRAM in December 2019), Broadcom, Coherent, Fujitsu Optical Components, Furukawa Electric, IPG Photonics, MACOM, Mitsubishi Electric, Molex, Neophotonics, nLight, O-net Communications, Sumitomo Electric Industries and Trumpf. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, the merger or consolidation of significant competitors, for example, II-VI’s acquisition of Finisar in September of 2019, the pending acquisition of Acacia Communications by Cisco, and the acquisition of OSRAM by AMS in December 2019, may enable our competitors to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
The manufacturing of our products may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities or if our contract manufacturers and suppliers fail to meet our production requirements.
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of COVID-19 impacts, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in central Asia, and we would be severely impacted if there were further escalation of COVID-19 in that region.
We also rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. If operations at these contract manufacturers is adversely impacted, such as by restrictions due to COVID-19 or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations.
In addition, despite rigorous testing for quality, both by us and the contract manufacturers to whom we sell products, we may receive and ship defective products. We may incur significant costs to correct defective products which could result in the loss of future sales and revenue, indemnification costs or costs to replace or repair the defective products, litigation and damage to our reputation and customer relations. Defective products may also cause diversion of management attention from our business and product development efforts.

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
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers or regarding our own business strategies, we may choose or be required to transfer the manufacturing of certain products to other manufacturing sites, including to our own manufacturing facilities. For example, in 2019 we transitioned the manufacturing of our products with one of our contract manufacturers in China to our Shenzhen and Thailand manufacturing facilities and to other contract manufacturers. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable or unwilling to meet our demand. There also may be delays with the transfer of manufacturing equipment and successfully setting up that equipment at the transfer sites and training new operators. If such transfers are unsuccessful or take a longer period of time than expected, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
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
In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. Uncertainty with respect to our suppliers’ abilities due to COVID-19 impacts, tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries has recently increased. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs.
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
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. As a result, these suppliers may stop supplying us materials and equipment at any time. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, these suppliers may be unable to operate under restrictions due to COVID-19 or any resulting economic impact to their business and ability to continue operations, and the supply of and costs of raw materials may be negatively impacted by the COVID-19 pandemic, trade protection policies such as tariffs, or escalating trade tensions, particularly with countries in Asia. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
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
Our products may contain defects that could cause us to incur significant costs, divert our attention from product development efforts and result in loss of customers.
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

•
changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries or increase the cost to do so, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (such as the U.S. Department of Commerce’s addition of Huawei to the Entity List in May 2019, the addition of FiberHome in May 2020, amendment to the Foreign-Produced Direct Product Rule in August 2020 and the prohibition of export and sale of certain products to ZTE Corporation in early 2018) and increased tariffs on various products that have been proposed by the U.S. government and other non-U.S. governments;

•	the imposition of sanctions on customers in China may cause those customers to seek domestic alternatives to our products, including developing alternatives internally;

•	varying and potentially conflicting laws and regulations;

•	potential global or regional recession as a result of the COVID-19 pandemic and related responses of individuals, governments, private industry;

•	wage inflation or a tightening of the labor market;

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

Additionally, our business is impacted by fluctuations in local economies and currencies. The COVID 19 pandemic and resulting global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and have significant volume of local-currency denominated expenses have seen significant volatility. We expect such volatility to continue, which could negatively impact our results by making our non-U.S. operations more expensive when reported in US dollars, primarily due to the costs of payroll.
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
In addition to the above risks related to our international operations, we also face risks related to health epidemics, such as the COVID-19 pandemic. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have a material and adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers. Disruption to the operations of our suppliers or customers and their contract manufacturers due to COVID-19 have impacted and will likely continue to impact our sales and operating results. For additional information regarding the impact of COVID-19 on our business, see the risk factor above titled “Our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives may be materially and adversely affected by the ongoing COVID-19 pandemic.”
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

In connection with acquisitions, risks to us and our business include:

•	diversion of management’s attention from normal daily operations of the business;

•	unforeseen expenses, delays or conditions imposed upon the acquisition or transaction, including due to required regulatory approvals or consents;

•	unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	unanticipated changes in the acquired business, including due to regulatory action or changes in the operating results or financial condition of the business;

•	the inability to retain and obtain required regulatory approvals, licenses and permits;

•	difficulties and costs in integrating the operations, technologies, products, IT and other systems, assets, facilities and personnel of the purchased businesses;

•	loss of customers, suppliers or partners;

•	potential difficulties in completing projects associated with in-process R&D; and

•	an acquisition or strategic transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments.
We have in the past, and may in the future, also divest or reduce our investment in certain businesses or product lines from time to time. For example, in the fourth quarter of fiscal year 2019, we completed the divestiture of our Datacom module business in Japan, and in the second quarter of fiscal year 2020 we sold the assets associated with certain Lithium Niobate product lines manufactured by our San Donato, Italy site. Such divestitures involve risks, such as difficulty separating portions of or entire businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected our fiscal year ended June 27, 2020, and which will continue to affect our fiscal years thereafter. Information regarding the Tax Act and the impact of the Tax Act on our tax profile is included in our Annual Report on Form 10-K for our fiscal year ended June 29, 2019.
The reduction in the U.S. federal statutory rate is expected to positively impact our federal cash tax liability. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including the BEAT and GILTI), and it is possible that any impact of BEAT, GILTI, or other provisions of the Tax Act could significantly reduce, or outweigh, the benefit of the reduction in the U.S. federal statutory rate. The U.S. Treasury Department and the Internal Revenue Service (IRS), and other standards-setting bodies have issued and may continue to issue guidance on how the provisions of the Tax Act will be applied, which may be different from our interpretation. The Tax Act requires complex computations not previously required or produced, and significant judgments and assumptions in the interpretation of the law were made in producing our provisional estimates. We also anticipate that uncertainty in the application of the Tax Act to our ongoing operations as well as possible adverse future law changes attributable to changes in the U.S. political environment could have an adverse impact on our future tax rate. Other countries also continue to enact and consider enacting new laws, which could adversely affect us. The foregoing items could increase our future tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.
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
On June 22, 2020, the U.S. Supreme Court declined a Writ of Certiorari in the case of Altera Corp vs. Commissioner challenging a decision by the Ninth Circuit Court of Appeals (which itself reversed a previous decision of the U.S. Tax Court) holding that the U.S. Treasury Department's regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations were valid. We have a research and development cost sharing arrangement with one of our foreign affiliates. Our financial statements have been prepared consistent with this outcome.
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
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-US manufacturing footprint has expanded. In addition to the acquisition of Oclaro, which increased our non-US manufacturing footprint, we continue to look for opportunities to leverage the lower cost of non-US manufacturing, including the United Kingdom, Thailand, and Japan. While these geographies are lower cost than the US and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-US manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. The COVID 19 pandemic has had a significant impact on the exchange markets, which heightened this risk in the recent months, and we expect this higher level of volatility in foreign exchange markets will likely continue.

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
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that have been and may be enacted in the future by the current U.S. presidential administration and in the United Kingdom or the European Union in connection with Brexit, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
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
Spending on optical communication and laser products is subject to cyclical and uneven fluctuations, which could cause our financial results to fluctuate unpredictably. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future, particularly as we or they release new or enhanced products. While our fourth fiscal quarters are typically strongest, future buying patterns may differ from historical seasonality. Further, if our revenue mix changes, it may also cause results to differ from historical seasonality. Accordingly, our quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics may vary significantly in the future, and the results of any prior periods should not be relied upon as an indication of future performance.
Adverse changes to and uncertainty in the global economy, particularly in light of the impacts of COVID-19 and a potential global recession resulting therefrom, may lead to decreased demand for our products, revenue fluctuations, and increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Declines or uncertainty in particular geographic regions, such as China or Europe, may impact IT-related spending generally, and consequently may lead to lower growth or a decline in our markets. The loss or delay of orders from any of our significant customers could cause our revenue and profitability to suffer. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If economic conditions deteriorate or remain uncertain, our financial condition and results of operations would likely be materially and adversely impacted.
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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, on May 16, 2019, Huawei was added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce and additional regulatory restrictions were imposed in May and August 2020 to the Foreign-Produced Direct Product Rule, which impose limitations on the supply of certain

U.S. items and product support to Huawei, and FiberHome Technologies was added to the Entity List on May 22, 2020. We cannot predict what additional actions the U.S. government may take with respect to Huawei or other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers.
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
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE”. Since shares of our common stock commenced trading on the NASDAQ stock market in August 2015, the reported high and low closing prices of our common stock per NASDAQ has ranged from $14.12 to $92.85, through June 27, 2020. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	general economic and market conditions and other external factors, particularly in light of the market volatility driven by the impact of COVID-19;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	the financial performance of other companies in our industry, and of our customers;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes to the regulatory and legal environment in which we and our customers operate;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation or disputes in which we may become involved;

•	overall market fluctuations;

•	sales of our shares by our officers, directors, or significant stockholders; and

•	the timing and amount of dividends and share repurchases, if any.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and eleven other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices and manufacturing facilities. Our current corporate headquarters is approximately 238,000 square feet and located in San Jose, California which we own. As of June 27, 2020, our leased and owned properties in total are approximately 2,100,000 square feet, of which we own approximately 900,000 square feet, including the 560,000 square feet manufacturing site in Thailand, the 238,000 square feet on the San Jose campus, and the 80,000 square feet manufacturing facility in San Jose. Larger leased sites include properties located in Canada, China, Japan, the United Kingdom and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Stock Market under the symbol “LITE”. According to records of our transfer agent, we had 2,708 stockholders of record as of August 18, 2020 and we believe there is a substantially greater number of beneficial holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the NASDAQ Composite Index (the “IXIC”) and the NASDAQ 100 Technology Sector Index (the “NDXT”) from August 4, 2015 through June 27, 2020. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Recent Sale of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
In December 2019, we purchased approximately $200 million or 2.9 million shares of our common stock concurrently with the pricing of the 2026 Notes in privately negotiated transactions effected through the initial purchaser of the 2026 Notes or its affiliates as its agent.

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
Our historical consolidated financial statements for the fiscal year ended July 2, 2016 include allocations of expenses arising from shared services and infrastructure provided by Viavi to us, including costs of information technology, human resources, accounting, legal, real estate and facilities, corporate marketing, insurance, treasury and other corporate and infrastructure services. The financial information included here may not necessarily reflect our financial position and results of operations or what our financial position and results of operations would have been had we been an independent, publicly-traded company during the entirety of the periods presented or be indicative of our future performance as an independent company. There were no allocations of expenses from Viavi for the other fiscal years presented below.

	Years Ended
	June 27, 2020 (1)	June 29, 2019 (2)	June 30, 2018 (3)	July 1, 2017 (4)	July 2, 2016
Consolidated Statements of Operations Data:
Net revenue	$1,678.6	$1,565.3	$1,247.7	$1,001.6	$903.0
Gross profit	650.2	425.9	432.1	318.1	277.3
Income (loss) from operations	204.1	(21.6)	139.9	47.6	11.5
Net income (loss)	135.5	(36.4)	248.1	(102.5)	9.3
Cumulative dividends on Series A Preferred Stock	—	(0.3)	(0.9)	(0.9)	(0.8)
Accretion of Series A Preferred Stock	—	—	—	—	(11.7)
Earnings allocated to Series A Preferred Stock	—	(1.2)	(5.7)	—	—
Net income (loss) attributable to common stockholders	$135.5	$(37.9)	$241.5	$(103.4)	$(3.2)

Net income (loss) per share attributable to common stockholders:
Basic	$1.79	$(0.54)	$3.88	$(1.71)	$(0.05)
Diluted	$1.75	$(0.54)	$3.82	$(1.71)	$(0.05)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	75.9	70.7	62.3	60.6	59.1
Diluted	77.6	70.7	63.3	60.6	59.1

	Balance as of
	June 27, 2020 (1)	June 29, 2019 (2)	June 30, 2018 (3)	July 1, 2017 (4)	July 2, 2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$298.0	$432.6	$397.3	$272.9	$157.1
Short-term investments	1,255.8	335.9	314.2	282.4	—
Total assets	3,292.6	2,716.6	1,581.5	1,232.9	726.3
Convertible notes	1,120.3	351.9	334.2	317.5	—
Term loan, non-current	—	484.0	—	—	—
Derivative liability	—	—	52.4	51.6	10.3
Other non-current liabilities	36.0	33.7	19.0	25.0	9.1
Total redeemable convertible preferred stock	—	—	35.8	35.8	35.8
Total stockholders’ equity	1,749.2	1,497.1	926.1	618.8	497.4

(1)
In fiscal 2020, we repaid, in full, all amounts outstanding under our Term Loan Facility. In December 2019, we issued $1,050.0 million of the 2026 Notes in a private offering. We used approximately $196 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan facility, and a portion of the net proceeds of the offering to purchase approximately $200 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions.

(2)
On December 10, 2018, we completed the acquisition of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets, for $1.4 billion, which was funded through the issuance of Lumentum common stock, new debt, and cash balances of the combined company. Refer to “Note 4. Business Combinations” in the notes to consolidated financial statements for further discussion of the merger. Results of operations and financial position of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition.

(3)
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
We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers, which require new networks and data centers to satisfy this demand. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser based approaches, including the types of lasers Lumentum supplies. Laser based 3D sensing is a rapidly developing market. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that increase the need for our photonics products and technologies.
On December 10, 2018, we completed the acquisition of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets. Refer to “Note 4. Business Combinations” in the notes to consolidated financial statements for further discussion of the merger.
OpComms
Our OpComms products address the following markets: Telecom, Datacom and Consumer and Industrial.
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent DWDM pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in the manufacture of high-speed Datacom transceivers.
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
Our OpComms customers include Alphabet, Apple, Ciena, Cisco Systems (which announced the acquisition of Acacia Communications, another customer of ours), Huawei Technologies (including HiSilicon), Infinera, Innolight, Nokia Networks (including Alcatel-Lucent International), O-Net, and ZTE.

Following the acquisition of Oclaro, during our fiscal 2019, we made several strategic changes to our OpComms business to better position it for growth and profitability. These changes included attaining acquisition cost synergies related to redundant capabilities and divestiture of Telecom Lithium Niobate modulators and Datacom transceiver modules because of their muted growth and profitability trends. These changes were substantially completed in fiscal 2020. We expect our Indium Phosphide photonic integrated circuits will continue to replace Lithium Niobate modulators over time and focusing on the development and sale of Datacom chips has enabled us to participate in the growth of the Datacom and 5G wireless markets.
Related to the strategic changes in our OpComms business, we entered into two strategic transactions to sell some of the discontinued product lines. In the second quarter of fiscal year 2020, we entered into an agreement with Advanced Fiber Resources (Zhuhai) Ltd. (“AFR”), a leading provider of passive optical components, to sell the assets associated with certain Lithium Niobate product lines manufactured by our San Donato site for $17.0 million. The transaction was closed in the third quarter of fiscal year 2020. For further information regarding this transaction, refer to “Note 5. Assets and Liabilities Held For Sale” in the notes to consolidated financial statements. On April 18, 2019, we closed a transaction selling many of our Datacom transceiver module product lines to Cambridge Industries Group (“CIG”). For further information regarding this transaction, refer to “Note 4. Business Combinations” in the notes to consolidated financial statements.
Lasers
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. Diode-pumped solid-state lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well-suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
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
Impact of COVID-19 to our Business
The outbreak of the COVID-19 has been declared a pandemic by the World Health Organization and continues to spread globally. The spread of COVID-19 has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines and issuing a “shelter-in-place” order in many regions of the world. The pandemic and these related responses have caused, and are expected to continue to cause a global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. We have adopted several measures in response to the COVID-19 outbreak including complying with local, state or federal orders that require employees to work from home, instructing employees to work from home in certain jurisdictions, limiting the number of employees onsite which slowed our manufacturing operations in certain countries, enhanced use of personal protective equipment and restricting non-critical business travel by our employees.
In the geographies we have operations, we have in general been deemed an essential business and been permitted to continue manufacturing and new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. Given the rapidly evolving situation, it is difficult to predict precisely when our ability to supply our products will improve or the magnitude and duration of the impact of the COVID-19 pandemic to our markets. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers, and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2021.
While the recent outbreak of the COVID-19 did not have a material adverse effect on our reported results for our third and fourth quarters, we are actively monitoring the impact of the coronavirus outbreak. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities and private businesses to contain the outbreak or recover from its impact, among other things.
Our primary strategic focus for several years has been technology and product leadership combined with close customer relationships in long-term healthy and growing markets. We believe this strategy is even more apt, and our long-term opportunity is not diminished, with COVID-19. We believe there may be long-term opportunities, as the world’s experience with COVID-19 could drive an increasingly digital and virtual world touching all aspects of life and work that increasingly emphasizes communications systems, cloud services, augmented and virtual reality, and enhanced security. Additionally, ever advancing electronic devices are needed to consume, produce, and communicate digital and virtual content. All these trends could drive the need for higher volumes of higher performing optical devices that we could supply. As such, we expect to continue to invest strongly in new products, technology, and customer programs.
For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part I.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Long-lived Asset Valuation
• Goodwill
Except for the adoption of ASU 2016-02, Leases (Topic 842) and the resulting changes in our accounting policies and disclosures for lease accounting, there have been no significant changes to our significant accounting policies as of and for the year ended June 27, 2020. Refer to “Note 1. Description of Business and Summary of Significant Accounting Policies” for the details of ASU 2016-02 (Topic 842) adoption.

Inventory Valuation
Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted demand to the lower of their cost or estimated net realizable value. Our estimates of forecasted demand are based upon our analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Revenue Recognition
Adoption of Topic 606
Pursuant to Topic 606, our revenues are recognized upon the application of the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenues when, or as, the contractual performance obligations are satisfied.
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

The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of June 27, 2020 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance Obligations	$525.5	$32.3	$—	$557.8
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
The following table reflects the changes in contract balances as of June 27, 2020 (in millions, except percentages):

Contract balances	Balance sheet location	June 27, 2020	June 29, 2019	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$233.5	$238.0	$(4.5)	(1.9)%
Deferred revenue and customer deposits	Other current liabilities	$1.9	$2.9	$(1.0)	(34.5)%
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
We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments. For example, if the price of our common stock were to significantly decrease combined with other adverse changes in market conditions, thus indicating that the underlying fair value of our reporting units may have decreased, we might be required to reassess the value of our goodwill in the period such circumstances were identified.
If we determine that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The quantitative goodwill impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its fair value, not to exceed the carrying amount of goodwill. The fair value of each of our goodwill reporting units is generally estimated using a combination of public company multiples and discounted cash flow methodologies.

Based on the impairment analysis performed in the fourth quarter of each year presented, the fair value of our reporting units substantially exceeded the carrying value; as such, our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary.
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
Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected consolidated statements of operations items as a percentage of net revenue:

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Segment net revenue:
OpComms	90.3%	87.5%	84.9%
Lasers	9.7	12.5	15.1
Net revenue	100.0	100.0	100.0
Cost of sales	58.1	69.8	65.1
Amortization of acquired developed intangibles	3.2	3.0	0.3
Gross profit	38.7	27.2	34.6
Operating expenses:
Research and development	11.8	11.8	12.6
Selling, general and administrative	14.0	12.8	10.3
Restructuring and related charges	0.5	2.0	0.6
Impairment charges	0.3	2.0	—
Total operating expenses	26.6	28.6	23.4
Income (loss) from operations	12.2	(1.4)	11.2
Unrealized gain (loss) on derivative liability	—	0.6	(0.1)
Interest expense	(3.6)	(2.3)	(1.5)
Other income (expense), net	1.9	1.0	0.7
Income (loss) before income taxes	10.4	(2.1)	10.4
Provision for (benefit from) income taxes	2.3	0.2	(9.5)
Net income (loss)	8.1%	(2.3)%	19.9%

Financial Data for Fiscal 2020, 2019 and 2018
The following table summarizes selected consolidated statements of operations items (in millions, except for percentages):

	2020	2019	Change	Percentage Change	2019	2018	Change	Percentage Change
Segment net revenue:
OpComms	$1,515.1	$1,370.2	$144.9	10.6%	$1,370.2	$1,059.2	$311.0	29.4%
Lasers	163.5	195.1	(31.6)	(16.2)	195.1	188.5	6.6	3.5
Net revenue	$1,678.6	$1,565.3	$113.3	7.2%	$1,565.3	$1,247.7	$317.6	25.5%

Gross profit	$650.2	$425.9	$224.3	52.7%	$425.9	$432.1	$(6.2)	(1.4)%
Gross margin	38.7%	27.2%			27.2%	34.6%

Research and development	$198.6	$184.6	$14.0	7.6%	$184.6	$156.8	$27.8	17.7%
Percentage of net revenue	11.8%	11.8%			11.8%	12.6%

Selling, general and administrative	$235.2	$200.3	$34.9	17.4%	$200.3	$128.2	$72.1	56.2%
Percentage of net revenue	14.0%	12.8%			12.8%	10.3%

Restructuring and related charges	$8.0	$31.9	$(23.9)	(74.9)%	$31.9	$7.2	$24.7	343.1%
Percentage of net revenue	0.5%	2.0%			2.0%	0.6%

Impairment charges	$4.3	$30.7	$(26.4)	(86.0)%	$30.7	$—	$30.7	100.0%
Percentage of net revenue	0.3%	2.0%			2.0%	—%
Net Revenue
Net revenue increased by $113.3 million, or 7.2%, during fiscal 2020 compared to fiscal 2019. This increase was primarily due to the increased sales of Telecom and Datacom of $68.9 million and Consumer and Industrial of $76.0 million, offset by decreased sales of Lasers of $31.6 million.
OpComms net revenue increased by $144.9 million, or 10.6%, during fiscal 2020 compared to fiscal 2019, primarily driven by increased sales of Telecom and Datacom products, driven by the acquisition of Oclaro, as well as increased sales in 3D sensing products for mobile devices.
Lasers net revenue decreased by $31.6 million, or 16.2%, during fiscal 2020 compared to fiscal 2019, primarily due to decreased sales of our kilowatt class fiber lasers.
Net revenue increased by $317.6 million, or 25.5%, during fiscal 2019 compared to fiscal 2018. This increase was primarily due to the acquisition of Oclaro, which closed in December 2018, and organic growth in our Telecom business.
OpComms net revenue increased by $311.0 million, or 29.4%, during fiscal 2019 compared to fiscal 2018, primarily driven by increased sales of Telecom Products of $310.2 million, specifically ROADM products. OpComms net revenue in fiscal 2019 includes $250.1 million from the acquisition of Oclaro from the date of closing.

Lasers net revenue increased by $6.6 million, or 3.5%, during fiscal 2019 compared to fiscal 2018, primarily due to increased sales of our kilowatt class fiber lasers, offset by lower sales of our solid state lasers products.
During our fiscal 2020, 2019, and 2018, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Apple	26.0%	21.0%	30.0%
Huawei	13.2%	15.2%	11.0%
Ciena	*	13.7%	11.0%
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

	Years Ended
	June 27, 2020		June 29, 2019		June 30, 2018
Net revenue:
Americas:
United States	$149.8	8.9%	$100.9	6.4%	$115.1	9.2%
Mexico	122.8	7.3	214.9	13.7	145.8	11.7
Other Americas	5.5	0.3	4.3	0.3	7.0	0.6
Total Americas	$278.1	16.5%	$320.1	20.4%	$267.9	21.5%

Asia-Pacific:
Hong Kong	$532.0	31.8%	$387.9	24.8%	$183.0	14.7%
South Korea	260.9	15.5	162.4	10.4	146.1	11.7
Japan	137.9	8.2	176.0	11.2	194.7	15.6
Other Asia-Pacific	346.0	20.6	356.1	22.7	354.2	28.3
Total Asia-Pacific	$1,276.8	76.1%	$1,082.4	69.1%	$878.0	70.3%

EMEA	$123.7	7.4%	$162.8	10.5%	$101.8	8.2%

Total net revenue	$1,678.6		$1,565.3		$1,247.7
During fiscal 2020, 2019 and 2018, net revenue from customers outside the United States, based on customer shipping location, represented 91.1%, 93.6% and 90.8% of net revenue, respectively.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for fiscal 2020, 2019 and 2018 (in millions, except for percentages):

	Gross Profit			Gross Margin
	Years Ended			Years Ended
	2020	2019	2018	2020	2019	2018
OpComms	$704.0	$534.1	$402.3	46.5%	39.0%	38.0%
Lasers	76.2	84.4	82.8	46.6%	43.3%	43.9%
Segment total	$780.2	$618.5	$485.1	46.5%	39.5%	38.9%
Unallocated corporate items:
Stock-based compensation	(16.1)	(15.1)	(12.6)
Amortization of acquired intangibles	(53.8)	(46.6)	(3.2)
Amortization of fair value adjustments	(5.8)	(54.6)	—
Inventory and fixed asset write down due to product lines exit (1)	(7.0)	(20.8)	—
Integration related costs	(4.9)	(6.6)	—
Expenses related to COVID-19 outbreak	(6.6)	—	—
Other charges (2)	(35.8)	(48.9)	(37.2)
Total	$650.2	$425.9	$432.1	38.7%	27.2%	34.6%
(1) In fiscal 2020 and 2019, we recorded inventory and fixed assets write down charges of $7.0 million and $20.8 million related to the decision to exit the Datacom module and Lithium Niobate product lines.
(2) “Other charges” of unallocated corporate items for the year ended June 27, 2020 primarily include costs of transferring product lines to new production facilities, including Thailand of $11.5 million. We also incurred excess and obsolete inventory charges driven by the decline in demand from Huawei of $12.8 million during the year ended June 27, 2020. In addition, for the year ended June 27, 2020, we incurred $6.2 million impairment charges associated with excess capacity related to our Fiber laser business. Other charges for the years ended June 29, 2019 and June 30, 2018, primarily include costs of transferring product lines to Thailand of $45.8 million and $27.0 million, respectively.
In addition, there were net expenses of $6.6 million related to COVID-19 outbreak during the year ended June 27, 2020, which include incremental costs for payroll expense such as overtime pay, pay for employees who are not working, facilities costs such as gloves, masks and temperature gauges, and under-utilized capacity at certain facilities, in which manufacturing output was impacted. These COVID-19 related costs are offset by benefits realized from government credits for employers’ payroll tax.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin in fiscal 2020 increased to 38.7% from 27.2% in fiscal 2019. The increase was primarily driven by better gross margins within Telecom, due to the acquisition of Oclaro, better gross margins within Datacom, due to the sale and exit of our Datacom transceiver module business which historically generated lower margins, increased revenue of our Datacom chip products, which have higher margins, and increased revenue of 3D sensing products for mobile devices, which have higher margins. In addition, for the year June 27, 2020, we had lower amortization of fair value adjustments related to the Oclaro acquisition of $48.8 million, as well as lower inventory and fixed asset write down charges due to product lines exit of $13.8 million.
Gross margin in fiscal 2019 decreased to 27.2% from 34.6% in fiscal 2018. The decrease was primarily due to amortization of intangibles and amortization of inventory step up related to the acquisition of Oclaro of $54.6 million, as well as inventory write down charges of $20.8 million due to our exit of Datacom module and Lithium Niobate product lines.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.

Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced and we expect that we may continue to experience in subsequent periods, disruptions to our and our customers’ businesses that will adversely impact our business, financial condition and results of operations.
Segment Gross Margin
OpComms
OpComms gross margin in fiscal 2020 increased to 46.5% from 39.0% in fiscal 2019. The increase was primarily driven by better gross margins within Telecom, due to the acquisition of Oclaro, better gross margins within Datacom, due to the sale of our lower margin Datacom transceiver module business and increased revenue of our higher margin Datacom chip products, and increased revenue of 3D sensing products for mobile devices.
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
Lasers
Lasers gross margin in fiscal 2020 increased to 46.6% from 43.3% in fiscal 2019. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products.
Lasers gross margin in fiscal 2019 decreased to 43.3% from 43.9% in fiscal 2018. This decrease was primarily due to decreased sales of our solid state products which have higher gross margins than the average for the segment. This was partially offset by increased revenue and manufacturing utilization for our kilowatt class fiber products.
Research and Development (“R&D”)
R&D expense increased by $14.0 million, or 7.6%, in fiscal 2020 compared to fiscal 2019. The increase in R&D expense was primarily due to an increase of $10.7 million in payroll related expense, mainly due to the acquisition of Oclaro, partially offset by the sale of our Datacom transceiver module business. In addition, we had an increase of $7.6 million in investments in key product lines and R&D materials. These increases were offset by $2.8 million higher non-recurring engineering credits from customers and government grants.
R&D expense increased by $27.8 million, or 17.7%, in fiscal 2019 compared to fiscal 2018. The increase in R&D expense was primarily due to the increase in investments in key product lines and R&D materials. In addition, we had an increase in payroll related expense of $10.1 million as a result of our acquisition of Oclaro.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. Despite the uncertainty related to COVID-19 and the global economic outlook, we plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and expect our investment in R&D to increase in absolute dollars in future quarters.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $34.9 million, or 17.4%, in fiscal 2020 compared to fiscal 2019. The increase in SG&A expense was primarily due to the increase in amortization of intangibles of $16.8 million and integration related costs of $9.2 million as a result of the Oclaro acquisition, as well as the increase in payroll related expense of $16.2 million, offset by lower discretionary travel and trade shows of $2.6 million, partially due to COVID-19 restrictions in third and fourth quarters of fiscal 2020.
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
During fiscal 2020, we recorded $8.0 million in restructuring and related charges in our consolidated statements of operations. The charges were mainly attributable to severance charges associated with the decision to move certain manufacturing from San Jose, California to our facility in Thailand.
During fiscal 2019, we recorded $31.9 million in restructuring and related charges in our consolidated statements of operations, primarily attributable to severance and employee related benefits associated with the wind down of operations for Lithium Niobate modulators and Datacom modules of $21.1 million. In fiscal 2019, we also recorded $1.6 million of lease restructuring charges for the former Oclaro corporate headquarters and restructuring charges primarily associated with acquisition related synergies. In addition, the charges included severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provided, under certain circumstances, for payments and benefits upon an involuntary termination of employment.
Refer to “Note 14. Restructuring and Related Charges” in the notes to consolidated financial statements.
Impairment Charges
In the third quarter of fiscal 2019, we announced our plan to discontinue the development and manufacturing of future Datacom transceiver modules which impacted the California and China based Datacom module teams. As a result of these actions, we recorded impairment charges of $4.3 million and $30.7 million in fiscal 2020 and 2019, respectively, to our long-lived assets that were not deemed to be useful. While we expect strong growth in Datacom volumes in the future, gross margins at the transceiver market level are lower due to extreme competition. Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.

Interest Expense
The components of interest expense are as follows for the years presented (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Interest expense	$(61.2)	$(36.3)	$(18.2)
For fiscal 2020, we recorded interest expense of $61.2 million. The increase in interest expense during fiscal 2020 as compared to fiscal 2019 was mainly driven by the increase in amortization of the debt discount and contractual interest expense due to the issuance of our 0.50% Convertible Notes due in 2026 (the “2026 Notes”), as well as the loss on early extinguishment of debt of $8.0 million, which represents the write-off of the issuance costs in conjunction with payback of our term loan facility in the second quarter of fiscal 2020.
For fiscal 2019, we recorded interest expense of $36.3 million. The increase in interest expense during fiscal 2019 as compared to fiscal 2018 was mainly driven by interest expense on our term loan and ticking fees.
Other Income, Net
The components of other income (expense), net are as follows for the years presented (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Foreign exchange gains (losses), net	$(1.4)	$(0.6)	$(0.3)
Interest income	15.8	13.9	8.5
Other income, net	17.0	2.5	0.3
Total other income (expense), net	$31.4	$15.8	$8.5
During fiscal 2020, other income, net increased by $15.6 million as compared to fiscal 2019, mainly driven by a gain on the sale of Lithium Niobate modulators business of $13.8 million, completed in fiscal 2020.
During fiscal 2019, other income, net increased by $7.3 million as compared to fiscal 2018, mainly driven by higher interest income due to higher interest rates on our investment portfolio.
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
Provision for (Benefit from) Income Taxes (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	July 1, 2017
Provision for (benefit from) income taxes	$38.8	$3.1	$(118.7)
Our provision for income taxes for fiscal 2020 differs from the 21% U.S. statutory rate primarily due to the Global Intangible Low-Taxed Income (“GILTI”) and subpart F inclusions and an increase to the valuation allowance because it is not more-likely-than-not that certain deferred tax assets will be realizable, which are partially offset by the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credit.
Our provision for income taxes for fiscal 2019 differs from the 21% U.S. statutory rate primarily due to GILTI and subpart F inclusions and the income tax expense from non-deductible stock-based compensation and increased valuation allowance in the

U.K. and Thailand, partially offset by the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credit.
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
Contractual Obligations
The following table summarizes our contractual obligations as of June 27, 2020, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$4.9	$0.3	$1.0	$1.4	$2.2
Finance lease liabilities, including imputed interest	0.6	0.6	—	—	—
Operating lease liabilities, including imputed interest (1)	77.8	13.1	23.6	15.8	25.3
Pension plan contributions (2)	0.5	0.5	—	—	—
Purchase obligations (3)	261.5	251.1	10.1	0.3	—
Convertible notes - principal (4)	1,500.0	—	—	450.0	1,050.0
Convertible notes - interest (4)	38.6	6.3	12.7	11.7	7.9
Total	$1,883.9	$271.9	$47.4	$479.2	$1,085.4
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of June 27, 2020, we expect to receive sublease income of approximately $5.4 million over the next three years. Refer to “Note 9. Leases” in the notes to consolidated financial statements.
(2) The amount in the preceding table represents planned contributions to our defined benefit plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond one year in the table above. Refer to “Note 18. Employee Retirement Plans” in the notes to consolidated financial statements.
(3) Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 19. Commitments and Contingencies” in the notes to consolidated financial statements.
(4)  Includes principal and interest on our 0.25% Convertible Notes due in 2024 (the “2024 Notes” and together with the 2026 Notes, the “Notes”) through March 2024, and principal and interest on our 0.5% 2026 Notes through December 2026. We have the right to redeem the 2024 Notes and the 2026 Notes in whole or in part at any time on or after March 15, 2024 and on or after December 15, 2026, respectively. Refer to “Note 12. Debt” in the notes to consolidated financial statements.

As of June 27, 2020, our other non-current liabilities also include $17.3 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Defined Benefit Plans
The Company sponsors defined benefit pension plans covering employees in Japan, Switzerland, and Thailand. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. The funding policy is consistent with the local requirements of each country. As of June 27, 2020, a defined benefit plan in Switzerland was partially funded, while defined benefit plans in Japan and Thailand were unfunded. As of June 27, 2020, our projected benefit obligations, net in Japan, Switzerland, and Thailand were $2.9 million, $6.4 million, and $2.5 million, respectively. They were recorded in our consolidated balance sheets as other non-current liabilities and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of $1.9 million or $(1.7) million, based upon data as of June 27, 2020.
We expect to contribute $0.5 million to our defined benefit pension plans in fiscal 2021.
Financial Condition
Liquidity and Capital Resources
As of June 27, 2020 and June 29, 2019, our cash and cash equivalents of $298.0 million and $432.6 million, respectively, were largely held in the United States. As of June 27, 2020 and June 29, 2019, our short-term investments of $1,255.8 million and $335.9 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, and highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash outside the United States as of June 27, 2020 was $81.3 million, which was primarily held by entities incorporated in the British Virgin Islands, China, Hong Kong, Japan, Thailand, and the United Kingdom. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
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
During fiscal 2020 and 2019, the debt component of our 2024 Notes was recorded in long-term liabilities. However, if our stock price exceeds $78.80 for 20 of the last 30 trading days of the first quarter of fiscal 2021, the 2024 Notes would become callable at the option of the holders.

Fiscal 2020
As of June 27, 2020, our consolidated balance of cash and cash equivalents decreased by $134.6 million, to $298.0 million from $432.6 million as of June 29, 2019. The decrease in cash and cash equivalents was mainly due to cash used in investing activities of $987.7 million, offset by cash provided by operating activities of $524.3 million and cash provided by financing activities of $328.8 million during the year ended June 27, 2020.
Cash provided by operating activities of $524.3 million during the year ended June 27, 2020, primarily resulted from $323.4 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our term loan and the Notes, and other non-cash items), net income of $135.5 million, and $65.4 million of changes in our operating assets and liabilities.
Cash used in investing activities of $987.7 million during the year ended June 27, 2020, was primarily attributable to purchases of short-term investments, net of sales and maturities of $917.8 million. In addition, we had capital expenditures of $86.0 million, payment for asset acquisition of $4.0 million, offset by proceeds from sales of product lines of $20.1 million.
Cash provided by financing activities of $328.8 million during the year ended June 27, 2020, primarily resulted from the proceeds of the issuance of the 2026 Notes of $1,042.2 million, net of issuance costs, offset by repayment of our term loan facility of $497.5 million and the repurchase of shares of our common stock of $200.0 million.
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
Cash provided by financing activities of $485.1 million during the year ended June 29, 2019, primarily resulted from $490.8 million of proceeds from a term loan, net of debt issuance costs, used to partially finance the Oclaro acquisition, offset by the repayment of a term loan of $2.5 million. In addition, we received $9.3 million from the issuance of common stock under our employee stock plan, offset by the repayment of finance lease obligations of $8.8 million, tax payments related to restricted stock of $2.4 million, a payment of an acquisition related holdback of $1.0 million, and dividend payments on our Series A Preferred Stock of $0.7 million.
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
Cash provided by financing activities was $3.8 million for the year ended June 30, 2018, resulting primarily from the issuance of common stock under the 2015 Employee Stock Purchase Plan of $9.2 million offset by repayment of finance lease obligation of $6.4 million.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of June 27, 2020, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of June 27, 2020 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and regional shelters-in-place is an unprecedented phenomenon that is continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:

•	Accounts receivable collectability - there could be significant bad debt expenses incurred if our customers experience financial difficulties.

•
Accounts receivable collections timing - our working capital and cash flows could be impacted if we start to agree to longer payment terms for our customers. Although we have not done so, a broader market move to longer payment terms could delay our collection timing as well.

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
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the fiscal years ended June 27, 2020, June 29, 2019, and June 30, 2018, we recorded foreign exchange losses, net of $1.4 million, $0.6 million, and $0.3 million, respectively, in the other income (expense), net in the consolidated statements of operations.
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
We issued the 2026 Notes in December 2019 and the 2024 Notes in March 2017 with an aggregate principal amount of $1,050 million and $450 million, respectively. Both the 2026 Notes and the 2024 Notes are carried at face value less amortized discount on the consolidated balance sheet. The 2026 Notes and the 2024 Notes bear interest at a rate of 0.50% and 0.25% per year, respectively. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the potential value of the shares to be distributed to the holders of our Notes changes when the market price of our stock fluctuates. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $99.29 per share. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.

Interest Rate Fluctuation Risk
As of June 27, 2020, we had cash, cash equivalents, and short-term investments of $1,553.8 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, and highly liquid investment grade fixed income securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of June 27, 2020, the weighted-average life of our investment portfolio was less than six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 27, 2020, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $5.4 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.7 million.
Bank Liquidity Risk
As of June 27, 2020, we had approximately $114.2 million of unrestricted cash (excluding money market funds and U.S. Treasury securities) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

ITEM 8. FINANCIAL STATEMENTS AND SUMMARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lumentum Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 27, 2020 and June 29, 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and redeemable convertible preferred stock and stockholders’ equity for each of the three years in the period ended June 27, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2020 and June 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 2 to the financial statements, the Company has changed its method of accounting for leases in the year ended June 27, 2020 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventories, Valuation of Inventory - Refer to Notes 1 and 8 to the Financial Statements
Critical Audit Matter Description
The Company assesses the value of inventory and writes down those inventories which are obsolete or in excess of forecasted demand to the lower of their cost or estimated net realizable value. The Company’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product.

We identified the valuation of inventory as a critical audit matter because of the significant assumptions management makes with regards to estimating the excess and obsolete write downs. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of forecasted demand.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of forecasted demand used in the valuation of inventory excess and obsolete write downs included the following, among others:

•
We tested the effectiveness of controls over the review and approval of the valuation of inventory for excess and obsolete write downs, including controls designed to review and approve forecasted demand and the underlying assumptions regarding expected product lifecycles, product development plans and historical usage by product.

•
To understand the assumptions behind the inventory excess and obsolete write downs, including the related forecasted demand, we made inquiries of business unit managers as well as executives, sales, and operations personnel about the expected product lifecycles and product development plans and historical usage by product.

•
We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information (e.g. historical usage, contracts, communications with customers, expected product lifecycles, product development plans, and macroeconomic conditions) with the Company’s forecasted demand.

•	We selected a sample of inventory products and evaluated management's ability to accurately estimate forecasted demand by comparing historical usage by product to estimates made in prior years.

•
We considered the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analysts' reports, as well as our observations and inquires as to changes within the business.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 25, 2020

We have served as the Company's auditor since 2017.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Net revenue	$1,678.6	$1,565.3	$1,247.7
Cost of sales	974.6	1,092.9	812.4
Amortization of acquired developed intangibles	53.8	46.5	3.2
Gross profit	650.2	425.9	432.1
Operating expenses:
Research and development	198.6	184.6	156.8
Selling, general and administrative	235.2	200.3	128.2
Restructuring and related charges	8.0	31.9	7.2
Impairment charges	4.3	30.7	—
Total operating expenses	446.1	447.5	292.2
Income (loss) from operations	204.1	(21.6)	139.9
Unrealized gain (loss) on derivative liability	—	8.8	(0.8)
Interest expense	(61.2)	(36.3)	(18.2)
Other income (expense), net	31.4	15.8	8.5
Income (loss) before income taxes	174.3	(33.3)	129.4
Provision for (benefit from) income taxes	38.8	3.1	(118.7)
Net income (loss)	$135.5	$(36.4)	$248.1

Items reconciling net income (loss) to net income (loss) attributable to common stockholders:
Less: Cumulative dividends on Series A Preferred Stock	—	(0.3)	(0.9)
Less: Earnings allocated to Series A Preferred Stock	—	(1.2)	(5.7)
Net income (loss) attributable to common stockholders - Basic and Diluted	$135.5	$(37.9)	$241.5

Net income (loss) per share attributable to common stockholders:
Basic	$1.79	$(0.54)	$3.88
Diluted	$1.75	$(0.54)	$3.82

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	75.9	70.7	62.3
Diluted	77.6	70.7	63.3

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Net income (loss)	$135.5	$(36.4)	$248.1
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	—	(0.6)	(0.2)
Net change in unrealized gain (loss) on available-for-sale securities	1.5	2.5	(1.6)
Net change in defined benefit obligations	(0.7)	(1.2)	0.8
Other comprehensive income (loss), net of tax	0.8	0.7	(1.0)
Comprehensive income (loss), net of tax	$136.3	$(35.7)	$247.1

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 27, 2020	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$298.0	$432.6
Short-term investments	1,255.8	335.9
Accounts receivable, net	233.5	238.0
Inventories	188.9	228.8
Prepayments and other current assets	73.8	97.5
Total current assets	2,050.0	1,332.8
Property, plant and equipment, net	393.0	433.3
Operating lease right-of-use assets, net	78.7	—
Goodwill	368.9	368.9
Other intangible assets, net	316.8	395.4
Deferred income taxes	81.2	169.6
Other non-current assets	4.0	16.6
Total assets	$3,292.6	$2,716.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150.8	$160.8
Accrued payroll and related expenses	53.4	42.3
Accrued expenses	23.7	46.7
Term loan, current	—	5.0
Operating lease liabilities, current	10.8	—
Other current liabilities	44.3	39.2
Total current liabilities	283.0	294.0
Convertible notes	1,120.3	351.9
Term loan, non-current	—	484.0
Operating lease liabilities, non-current	57.6	—
Deferred tax liability	46.5	55.9
Other non-current liabilities	36.0	33.7
Total liabilities	1,543.4	1,219.5
Commitments and contingencies (Note 19)
Redeemable convertible preferred stock:
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 75,100,664 and 76,653,478 shares issued and outstanding as of June 27, 2020 and June 29, 2019, respectively	0.1	0.1
Additional paid-in capital	1,676.6	1,360.8
Retained earnings	64.6	129.1
Accumulated other comprehensive income	7.9	7.1
Total stockholders’ equity	1,749.2	1,497.1
Total liabilities and stockholders’ equity	$3,292.6	$2,716.6

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net income (loss)	$135.5	$(36.4)	$248.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	113.3	102.9	74.0
Stock-based compensation	73.2	60.7	46.8
Loss on early extinguishment of debt	8.0	—	—
Unrealized (gain) loss on derivative liability	—	(8.8)	0.8
Gain on sale of product lines	(14.5)	—	—
Amortization of acquired intangibles	78.6	54.6	3.2
Impairment and other losses on property, plant and equipment	21.8	32.9	0.6
Amortization of debt discount and debt issuance costs	39.6	18.5	16.7
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	5.8	54.6	—
Release of valuation allowance, net	—	—	(124.0)
Other non-cash (income) expenses	(2.4)	(1.0)	0.4
Changes in operating assets and liabilities:
Accounts receivable	5.0	27.7	(30.8)
Inventories	32.7	40.6	(7.7)
Operating lease right-of-use assets, net	11.6	—	—
Prepayments and other current and non-currents assets	17.3	(10.8)	6.1
Income taxes, net	31.3	(5.6)	(7.3)
Accounts payable	(11.7)	(10.6)	4.8
Accrued payroll and related expenses	11.1	(0.1)	3.9
Operating lease liabilities	(11.6)	—	—
Accrued expenses and other current and non-current liabilities	(20.3)	10.9	11.9
Net cash provided by operating activities	524.3	330.1	247.5
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(86.0)	(166.0)	(93.2)
Payment for asset acquisition	(4.0)	(1.3)	—
Payment for Oclaro acquisition, net of cash acquired	—	(619.8)	—
Proceeds from sale of product lines	20.1	25.5	—
Purchases of short-term investments	(1,341.3)	(269.7)	(634.3)
Proceeds from maturities and sales of short-term investments	423.5	251.6	600.5
Net cash used in investing activities	(987.7)	(779.7)	(127.0)
FINANCING ACTIVITIES:
Repurchase of common stock	(200.0)	—	—
Proceeds from the issuance of 0.50% Convertible Notes due 2026, net of issuance costs	1,042.2	—	—
Tax payments related to restricted stock	(14.0)	(2.4)	—
Payment of dividends - Series A Preferred Stock	—	(0.7)	(0.7)
Payment of acquisition related holdback	—	(1.0)	—
Proceeds from employee stock plans	9.9	9.3	9.2
Proceeds from term loan, net of issuance costs	—	490.8	—
Principal payments on finance leases	(12.5)	(8.8)	(6.4)
Proceeds from the exercise of stock options	0.7	0.4	1.7
Repayment of term loan	(497.5)	(2.5)	—
Net cash provided by financing activities	328.8	485.1	3.8
Effect of exchange rates on cash and cash equivalents	—	(0.2)	0.1

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Increase in cash and cash equivalents	(134.6)	35.3	124.4
Cash and cash equivalents at beginning of period	432.6	397.3	272.9
Cash and cash equivalents at end of period	$298.0	$432.6	$397.3

Supplemental disclosure of cash flow information:
Cash paid for taxes	$7.6	$8.7	$12.7
Cash paid for interest	13.4	15.1	1.3

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$12.3	$14.3	$17.2
Equipment acquired under finance lease	—	—	15.6
Right-of-use assets obtained in exchange for new operating lease liabilities	2.2	—	—
Issuance of common stock upon conversion of Series A Preferred Stock	—	79.4	—
Net transfer of assets from property plant and equipment to assets held-for-sale	3.1	4.9	—
Issuance of common stock and replacement awards in connection with Oclaro acquisition	—	460.1	—
See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions)

	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2017	—	$35.8	61.5	$0.1	$694.5	$(83.2)	$7.4	$618.8
Net income	—	—	—	—	—	248.1	—	248.1
Other comprehensive loss	—	—	—	—	—	—	(1.0)	(1.0)
Declared dividend for preferred stock	—	—	—	—	—	(0.9)	—	(0.9)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.1	—	1.7	—	—	1.7
ESPP shares issued	—	—	0.2	—	9.2	—	—	9.2
Stock-based compensation	—	—	—	—	47.6	—	—	47.6
Cumulative effect of stock compensation accounting change	—	—	—	—	0.2	2.4	—	2.6
Balance as of June 30, 2018	—	$35.8	62.8	$0.1	$753.2	$166.4	$6.4	$926.1
Net loss	—	—	—	—	—	(36.4)	—	(36.4)
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Declared dividend for preferred stock	—	—	—	—	—	(0.3)	—	(0.3)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.1	—	(0.4)	—	—	(0.4)
Issuance of shares pursuant to merger agreement, net of tax withholdings	—	—	11.0	—	460.1	—	—	460.1
ESPP shares issued	—	—	0.3	—	9.3	—	—	9.3
Stock-based compensation	—	—	—	—	59.2	—	—	59.2
Cumulative-effect adjustment for adoption of Topic 606	—	—	—	—	—	(0.6)	—	(0.6)
Conversion of preferred stock to common stock	—	(35.8)	1.5	—	79.4	—	—	79.4
Balance as of June 29, 2019	—	$—	76.7	$0.1	$1,360.8	$129.1	$7.1	$1,497.1
Net income	—	—	—	—	—	135.5	—	135.5
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.1	—	(14.0)	—	—	(14.0)
Exercise of stock options	—	—	—	—	0.7	—	—	0.7
Equity component of the 2026 Notes, net of tax of $67.0 million and issuance costs of $2.3 million	—	—	—	—	245.9	—	—	245.9
ESPP shares issued	—	—	0.2	—	9.9	—	—	9.9
Repurchases of common stock	—	—	(2.9)	—	—	(200.0)	—	(200.0)
Stock-based compensation	—	—	—	—	73.3	—	—	73.3
Balance as of June 27, 2020	—	$—	75.1	$0.1	$1,676.6	$64.6	$7.9	$1,749.2
See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology, and our volume manufacturing capability, to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that network equipment manufacturers (“NEMs”) assemble into communications networking systems, which they sell to network service providers, operators or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.
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
On December 10, 2018, we completed our merger with Oclaro, Inc. (“Oclaro”), a provider of optical components and modules for the long-haul, metro and data center markets. Our consolidated financial statements include the operating results of Oclaro beginning from the date of acquisition. Refer to “Note 4. Business Combinations” for further discussion of the merger.
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
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2021 will be a 53-week year. Our fiscal 2020, 2019, and 2018 ended on June 27, 2020, June 29, 2019 and June 30, 2018, respectively, and were 52-week years.
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
Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of capital lease obligations that existed as of June 29, 2019 to finance lease liabilities within other current liabilities and other non-current liabilities in our consolidated balance sheets, as a result of the adoption of the new accounting guidance for leases. Refer to “Note 2. Recently Issued Accounting Pronouncements” for details. The reclassification of the prior period amounts did not impact previously reported consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Significant Accounting Policies
Our significant accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. We believe that of our significant accounting policies described below, certain accounting policies involve a greater degree of judgment and complexity and are the most critical to aid in fully understanding and evaluating our consolidated financial statements. These policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation, and goodwill. For a description of our critical accounting policies, also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Critical Accounting Policies and Estimates.
Leases
We adopted Topic 842 on June 30, 2019, the first day of fiscal year 2020, using the modified retrospective transition approach. Refer to “Note 2. Recently Issued Accounting Pronouncements” regarding the impact of adoption.
We determine if an arrangement is a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either finance or operating.
Finance leases are generally those that allow us to substantially utilize or pay for the entire asset over its estimated useful life. Finance leases are recorded in property, plant and equipment, net, and finance lease liabilities within other current and other non-current liabilities on our consolidated balance sheets. We have lease arrangements with lease and non-lease components, and the non-lease components for our finance leases are accounted for separately, based on estimated stand-alone values, and are not included in the initial measurement of our finance lease assets and corresponding liabilities. Finance lease assets are amortized in operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, with the interest component included in interest expense and recognized using the effective interest method over the lease term.
Operating leases are recorded in operating lease right-of-use assets, net, and operating lease liabilities, current and non-current on our consolidated balance sheets. For operating leases of buildings, we account for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of our operating lease assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.
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
Cash and Cash Equivalents
We consider highly-liquid fixed income securities with original maturities of three months or less at the time of purchase to be cash equivalents. As of fiscal year ended June 27, 2020, our cash equivalents consist of money market funds and U.S. Treasury securities. As of fiscal year ended June 27, 2020, our cash and cash equivalents did not include any investments with original maturities of three months or less.

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
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding $450 million in aggregate principal amount of 0.25% Convertible Notes due in 2024 (the “2024 Notes”) and $1,050 million in aggregate principal amount of 0.50% Convertible Notes due in 2026 (the “2026 Notes” and together with the 2024 Notes, the “convertible notes”), all using the treasury stock method as we have the ability and intent to settle the face value of the convertible notes in cash.
The dilutive effect of securities from the 2015 Equity Incentive Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Inventory Valuation
Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted demand to the lower of their cost or estimated net realizable value. Our estimates of forecasted demand are based upon our analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of June 27, 2020 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance Obligations	$525.5	$32.3	$—	$557.8

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
The following table reflects the changes in contract balances as of June 27, 2020 (in millions, except percentages):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract balances	Balance sheet location	June 27, 2020	June 29, 2019	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$233.5	$238.0	$(4.5)	(1.9)%
Deferred revenue and customer deposits	Other current liabilities	$1.9	$2.9	$(1.0)	(34.5)%

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments. For example, if the price of our common stock were to significantly decrease combined with other adverse changes in market conditions, thus indicating that the underlying fair value of our reporting units may have decreased, we might be required to reassess the value of our goodwill in the period such circumstances were identified.
If we determine that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The quantitative goodwill impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we record an impairment loss equal to the excess of the carrying value of the reporting unit over its fair value, not to exceed the carrying amount of goodwill. The fair value of each of our goodwill reporting units is generally estimated using a combination of public company multiples and discounted cash flow methodologies.
Based on the impairment analysis performed in the fourth quarter of each year presented, the fair value of each of our reporting units substantially exceeded the carrying value; as such, our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Concentration of Credit and Other Risks
Financial instruments that potentially subject our business to concentration of credit risk consist primarily of cash, short-term investments, and trade receivables. We perform credit evaluations of our customers’ financial condition and generally do not require collateral from our customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history, bad debt write-off experience, and financial review of the customer.
Although the Company deposits its cash with financial institutions that management believes are of high credit quality, its deposits, at times, may exceed federally insured limits. The Company’s investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. The Company’s investment policy limits the amount of credit exposure in the investment portfolio by imposing credit rating minimums and limiting purchases of a single issuer, security type, geography and industry, except for Treasury securities. The Company believes no significant concentration risk exists with respect to these investments.
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
During fiscal 2020, 2019, and 2018, a few customers generated more than 10% of total net revenue. Refer to “Note 20. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements.
Our accounts receivable was concentrated with one customer as of June 27, 2020, who represented 14% of gross accounts receivable, compared with three customers as of June 29, 2019, who represented 17%, 17% and 10% of gross accounts receivable, respectively.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of the date of adoption, we recognized operating lease assets of $91.5 million, with corresponding operating lease liabilities of $81.5 million on the consolidated balance sheets. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing asset recognized in relation to the favorable terms of an operating lease acquired through a business combination offset by our deferred rent and ASC 420 “cease-use” balances.
All existing leases that were classified as capital leases under Topic 840 are classified as finance leases under the new guidance. As of adoption, we recognized finance lease assets of $12.4 million in property, plant and equipment, net, with corresponding finance lease liabilities of $12.4 million on the consolidated balance sheets. For further information regarding the impact of Topic 842 adoption, see “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 9. Leases”.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2018, FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We adopted ASU 2018-02 in the first quarter of fiscal 2020 with no impact to our consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment charge will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments contained in ASU 2017-04 are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, which should be applied prospectively. We early adopted ASU 2017-04 in our first quarter of fiscal 2020. The implementation of ASU 2017-04 did not have an impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is effective for us in our first quarter of fiscal 2023. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.
In December 2019, FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us at the beginning of fiscal 2022, including interim periods within that reporting period, although early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements.
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
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and recognition of expected credit losses for financial assets held. Topic 326 is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted. ASU 2016-13 is effective for us in our first quarter of fiscal 2021. The adoption of Topic 326 will not have a material impact on our consolidated financial statements.
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in millions, except per share data):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Basic Earnings per Common Share
Net income (loss)	$135.5	$(36.4)	$248.1
Less: Cumulative dividends on Series A Preferred Stock	—	(0.3)	(0.9)
Less: Earnings allocated to Series A Preferred Stock	—	(1.2)	(5.7)
Net income (loss) attributable to common stockholders - Basic	$135.5	$(37.9)	$241.5

Weighted average common shares outstanding including Series A Preferred Stock	75.9	70.7	63.8
Less: Weighted average Series A Preferred Stock	—	—	(1.5)
Basic weighted average common shares outstanding	75.9	70.7	62.3
Net income (loss) per share attributable to common stockholders - Basic	$1.79	$(0.54)	$3.88

Diluted Earnings per Common Share
Net income (loss) attributable to common stockholders - Diluted	$135.5	$(37.9)	$241.5

Weighted average common shares outstanding for basic earnings per common share	75.9	70.7	62.3
Effect of dilutive securities from 2015 Equity Incentive Plan	0.8	—	1.0
Shares issuable assuming conversion of the 2024 Notes	0.9	—	—
Diluted weighted average common shares outstanding	77.6	70.7	63.3
Net income (loss) per share attributable to common stockholders - Diluted	$1.75	$(0.54)	$3.82

For the year ended June 29, 2019, our diluted earnings per share attributable to common stockholders is the same as basic EPS as we are in net loss position. For the year ended June 30, 2018, our diluted earnings per share attributable to common stockholders is calculated using the “treasury stock” method because it is more dilutive than the “if-converted” method.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that it gives effect to all potentially dilutive common stock equivalents outstanding for the period, using the treasury stock method. Diluted earnings per common share is computed using the more dilutive of the treasury stock method or the if-converted method.
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding convertible notes, all using the treasury stock method.
We have the ability and intent to settle the face value of our convertible notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the convertible notes. The 2026 Notes will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $99.29. The potentially dilutive shares resulting from the 2024 Notes were included in the calculation of diluted income per share for the year ended June 27, 2020, since the average price of our common stock exceeded the conversion price of $60.62. Refer to “Note 12. Debt” for further discussion.
Anti-dilutive potential shares from the 2015 Equity Incentive Plan are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for the years presented. However, during the year ended June 29, 2019, 0.6 million of potentially dilutive securities were excluded from the computation of diluted earnings per share due to net loss generated for the period, since the effect would have been anti-dilutive.
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

The total transaction consideration was $1.4 billion, which was funded by the issuance of Lumentum common stock, new debt, and cash balances of the combined company. We also recorded $18.3 million in acquisition-related costs in the year ended June 29, 2019, representing professional and other direct acquisition costs. These costs were recorded within selling, general and administrative operating expense and within interest and other income (expense), net in our consolidated statements of operations. The Company also incurred $9.3 million of debt financing costs which has been recorded as a contra liability. “Refer to Note 12. Debt.”
The final purchase price allocation is as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Final As Adjusted June 29, 2019
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

The measurement period adjustments recorded in fiscal 2019 were primarily related to the sale of several product lines within our Datacom business based in Sagamihara, Japan and the transfer of related employees to Cambridge Industries Group (“CIG”). This business was acquired on December 10, 2018 as part of the acquisition of Oclaro. These assets and liabilities were recorded at fair value less cost to sell and the adjustments to fair value were recorded as measurement period adjustments. The measurement period adjustments recorded in fiscal 2019 also included tax adjustment of $31.5 million upon the completion of additional analysis involving refining the amount of Oclaro’s tax attributes that may be utilizable going forward, deferred tax asset valuation allowances, and the effects of the Tax Act.
Goodwill and intangibles have been assigned to the OpComms segment. Goodwill of $357.6 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies, and other benefits that are expected to be generated by combining Lumentum and Oclaro. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. See “Note 10. Goodwill and Other Intangible Assets” for more information on goodwill and IPR&D.
Following our acquisition of Oclaro, in third quarter of fiscal 2019, we completed the sale of our Datacom transceiver module business based in Sagamihara, Japan and the transfer of related employees to CIG for $25.5 million in net cash. These product lines were initially acquired by us through the acquisition of Oclaro. This business did not meet the criteria for assets held-for-sale under the relevant accounting guidance as of December 10, 2018, the date of our acquisition of Oclaro, in our purchase price allocation. The assets and liabilities transferred to CIG were $33.5 million and $7.0 million, respectively.
Following our acquisition of Oclaro, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators and wind down these operations in our San Donato, Italy site. In fiscal year 2020, we sold our assets associated with certain Lithium Niobate product lines manufactured by our San Donato site for $17 million to Advanced Fiber Resources (Zhuhai) Ltd. (“AFR”). In fiscal 2020, we received the final proceeds of $16.9 million, net of $0.1 million retainer from AFR, and recognized a gain of $13.8 million, which was recorded in our other income (expense), net in the consolidated statements of operations. Refer to “Note 5. Assets Held For Sale and Related Dispositions” for further discussion.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following supplemental pro forma information presents the combined results of operations for the year June 29, 2019, as if Oclaro had been acquired as of the beginning of fiscal year 2018. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of the term loan debt issuance costs.
The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

Years Ended
June 29, 2019

Net revenue	$1,779.4
Net income	21.5

Note 5. Assets Held For Sale and Related Dispositions
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
Sale of Lithium Niobate modulators
Following our acquisition of Oclaro, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators and wind down these operations in our San Donato, Italy site. In fiscal year 2020, we sold our assets associated with certain Lithium Niobate product lines manufactured by our San Donato site for $17.0 million to Advanced Fiber Resources (Zhuhai) Ltd. (“AFR”). In fiscal 2020, we received the final proceeds of $16.9 million, net of $0.1 million retainer from AFR, and recognized a gain of $13.8 million, which was recorded in our other income (expense), net in the consolidated statements of operations. The assets sold of $6.6 million primarily consisted of property, plant and equipment, net, inventory, and operating lease right-of-use assets, net, offset by liabilities transferred of $3.5 million primarily attributable to operating lease liabilities.
In fiscal year 2020, we also sold certain assets that did not have any carrying value, including licenses to manufacture specific Lithium Niobate products and recognized a gain of $0.7 million, which was recorded in our other income (expense), net in the consolidated statements of operations.
With the close of these transactions, our telecom transmission product strategy is now focused on Indium Phosphide photonic integrated circuits, as well as components and modules that incorporate these Indium Phosphide photonic integrated circuits.
Datacom transceiver modules
As of June 29, 2019, we had $4.9 million of long-lived assets related to our plan to discontinue the development of future Datacom transceiver modules. As these assets were not deemed to be useful, we retired them from active use and classified them as held-for-sale on our balance sheet. This is a result of the strategic change we made in the third quarter of fiscal year 2019 when we announced the exit from the Datacom transceiver modules and investments in the new Datacom chips development. In fiscal year 2020, we sold $3.0 million and impaired $1.6 million of these Datacom assets held-for-sale. As of June 27, 2020, $0.3 million is expected to be disposed in the next quarter.
Other assets held-for-sale
As of June 27, 2020, we also have $0.4 million of land, building, and improvements as assets held-for-sale for one of our manufacturing sites in Slovenia.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 27, 2020:
Cash	$114.2	$—	$—	$114.2
Cash equivalents:
Money market funds	159.6	—	—	159.6
U.S. Treasury securities	24.2	—	—	24.2
Total cash and cash equivalents	$298.0	$—	$—	$298.0
Short-term investments:
Certificates of deposit	$12.9	$—	$—	$12.9
Commercial paper	179.9	0.3	—	180.2
Corporate debt securities	435.0	1.7	(0.1)	436.6
Foreign government bonds	1.7	—	—	1.7
U.S. Agency securities	59.5	—	—	59.5
U.S. Treasury securities	563.9	1.0	—	564.9
Total short-term investments	$1,252.9	$3.0	$(0.1)	$1,255.8

June 29, 2019:
Cash	$213.8	$—	$—	$213.8
Cash equivalents:
Commercial paper	37.4	—	—	37.4
Money market funds	168.1	—	—	168.1
U.S. Treasury securities	13.3	—	—	13.3
Total cash and cash equivalents	$432.6	$—	$—	$432.6
Short-term investments:
Certificates of deposit	$1.9	$—	$—	$1.9
Commercial paper	22.3	—	—	22.3
Asset-backed securities	54.9	0.2	—	55.1
Corporate debt securities	207.6	0.9	(0.1)	208.4
Municipal bonds	1.3	—	—	1.3
Mortgage-backed securities	6.6	—	—	6.6
Foreign government bonds	6.2	—	—	6.2
U.S. Agency securities	4.6	—	—	4.6
U.S. Treasury securities	29.4	0.1	—	29.5
Total short-term investments	$334.8	$1.2	$(0.1)	$335.9

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During fiscal 2020, 2019 and 2018, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of other income (expense), net are as follows for the years presented (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Foreign exchange gains (losses), net	$(1.4)	$(0.6)	$(0.3)
Interest income	15.8	13.9	8.5
Other income, net	17.0	2.5	0.3
Total other income (expense), net	$31.4	$15.8	$8.5

Other income, net in fiscal 2020 includes a gain on the sale of Lithium Niobate modulators business of $13.8 million and a gain on the sale of certain assets to manufacture specific Lithium Niobate products of $0.7 million, which were completed in fiscal 2020. Refer to “Note 5. Assets Held For Sale and Related Dispositions”.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 27, 2020:
Certificates of deposit	$3.1	$—	$—	$—	$3.1	$—
Commercial paper	51.1	—	—	—	51.1	—
Corporate debt securities	96.5	(0.1)	—	—	96.5	(0.1)
Foreign government bonds	1.7	—	—	—	1.7	—
U.S. Agency securities	47.0	—	—	—	47.0	—
U.S. government bonds	159.8	—	—	—	159.8	—
Total	$359.2	$(0.1)	$—	$—	$359.2	$(0.1)

June 29, 2019:
Asset-backed securities	$4.2	$—	$5.9	$—	$10.1	$—
Corporate debt securities	9.6	—	35.9	(0.1)	45.5	(0.1)
Foreign government bonds	—	—	2.1	—	2.1	—
U.S. government bonds	6.9	—	—	—	6.9	—
Total	$20.7	$—	$43.9	$(0.1)	$64.6	$(0.1)
The following table classifies our short-term investments by contractual maturities (in millions):

	June 27, 2020		June 29, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$1,237.4	$1,239.9	$178.9	$179.1
Due in 1 year through 5 years	15.5	15.9	148.1	149.0
Due in 5 years through 10 years	—	—	6.0	6.0
Due after 10 years	—	—	1.8	1.8
	$1,252.9	$1,255.8	$334.8	$335.9
All available-for-sale securities have been classified as current, based on management’s intent and ability to use the funds in current operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are mainly classified as Level 2 assets since such funds are not directly traded in active markets. Refer to “Note 18. Employee Retirement Plans.”
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 27, 2020 (1)
Assets:
Cash equivalents:
Money market funds	$159.6	$—	$—	$159.6
U.S. Treasury securities	24.2	—	—	24.2
Short-term investments:
Certificates of deposit	—	12.9	—	12.9
Commercial paper	—	180.2	—	180.2
Corporate debt securities	—	436.6	—	436.6
Foreign government bonds	—	1.7	—	1.7
U.S. Agency securities	—	59.5	—	59.5
U.S. Treasury securities	564.9	—	—	564.9
Total assets	$748.7	$690.9	$—	$1,439.6
(1) Excludes $114.2 million in cash held in our bank accounts as of June 27, 2020.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
June 29, 2019: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$37.4	$—	$37.4
Money market funds	168.1	—	—	168.1
U.S. Treasury securities	13.3	—	—	13.3
Short-term investments:
Certificates of deposit	—	1.9	—	1.9
Commercial paper	—	22.3	—	22.3
Asset-backed securities	—	55.1	—	55.1
Corporate debt securities	—	208.4	—	208.4
Municipal bonds	—	1.3	—	1.3
Mortgage-backed securities	—	6.6	—	6.6
Foreign government bonds	—	6.2	—	6.2
U.S. Agency securities	—	4.6	—	4.6
U.S. Treasury securities	29.5	—	—	29.5
Total assets	$210.9	$343.8	$—	$554.7
Other accrued liabilities:
Acquisition contingencies	$—	$—	$2.7	$2.7
Total other accrued liabilities	$—	$—	$2.7	$2.7

(1) Excludes $213.8 million in cash held in our bank accounts as of June 29, 2019.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the 2026 Notes and the 2024 Notes (“Note 12. Debt”). The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying amounts and estimated fair values of the 2026 Notes and the 2024 Notes are as follows for the periods presented (in millions):

	June 27, 2020		June 29, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 Notes	$749.7	$1,070.2	$—	$—
2024 Notes	370.6	620.0	351.9	527.0
	$1,120.3	$1,690.2	$351.9	$527.0

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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2020, we concluded that our intangible and other long-lived assets were not impaired.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Balance Sheet Details
Accounts receivable allowance
As of June 27, 2020 and June 29, 2019, our accounts receivable allowance balance was $1.8 million and $4.5 million respectively. In fiscal 2020, we wrote off $2.8 million of accounts receivable and the associated accounts receivable allowance, which we assumed in Oclaro acquisition.
Inventories
The components of inventories were as follows (in millions):

	June 27, 2020	June 29, 2019
Raw materials and purchased parts	$57.9	$78.3
Work in process	67.6	72.5
Finished goods	63.4	78.0
Inventories (1)	$188.9	$228.8

(1) The inventory balance as of June 29, 2019 includes $5.7 million, net of amortization, related to the inventory step-up adjustment from the Oclaro acquisition. As of June 27, 2020, the inventory step-up adjustment from the Oclaro acquisition was fully amortized.
Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

June 27, 2020
Operating lease right-of-use assets	$90.3
Less: accumulated amortization	(11.6)
Operating lease right-of-use assets, net	$78.7

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	June 27, 2020	June 29, 2019
Land	$44.1	$44.2
Buildings and improvement	114.8	103.7
Machinery and equipment (1)	487.0	500.5
Computer equipment and software	27.5	25.4
Furniture and fixtures	7.2	4.9
Leasehold improvements	27.8	31.2
Finance lease right-of-use assets (1)	28.1	16.0
Construction in progress	54.7	46.8
	791.2	772.7
Less: Accumulated depreciation (1)	(398.2)	(339.4)
Property, plant and equipment, net	$393.0	$433.3

(1) Included in the table above is our equipment acquired under finance leases. As of  June 27, 2020 and June 29, 2019, the accumulated depreciation of finance lease right-of-use assets was $27.5 million and $11.2 million, respectively. For fiscal 2019 in accordance with Topic 842, we have reclassified $16.0 million of equipment acquired under finance leases from machinery and equipment to finance lease right-of-use assets to conform to current period presentation.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2020, 2019 and 2018, we recorded depreciation expense of $113.3 million, $102.9 million, and $74.0 million, respectively.
Our construction in progress primarily includes machinery and equipment which we expect to place in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	June 27, 2020	June 29, 2019
Warranty accrual (1)	$5.0	$7.5
Restructuring accrual and related charges (2)	5.2	14.6
Deferred revenue and customer deposits	1.9	2.9
Finance lease liabilities, current (3)	0.6	0.4
Income tax payable (4)	28.8	8.7
Other current liabilities	2.8	5.1
Other current liabilities	$44.3	$39.2

(1) Refer to “Note 19. Commitments and Contingencies.”
(2) Refer to “Note 14. Restructuring and Related Charges.”
(3) For fiscal 2019 in accordance with Topic 842, we have reclassified amounts from capital lease obligations to finance lease liabilities to conform to current period presentation. Refer to “Note 9. Leases.”
(4) Refer to “Note 16. Income Taxes.”

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	June 27, 2020	June 29, 2019
Asset retirement obligation	$4.6	$4.5
Pension and related accrual (1)	11.8	7.9
Deferred rent	—	2.2
Unrecognized tax benefit	17.3	18.7
Other non-current liabilities	2.3	0.4
Other non-current liabilities	$36.0	$33.7

(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. As of June 27, 2020, the projected benefit obligations in Japan, Switzerland, and Thailand were $2.9 million, $6.4 million, and $2.5 million, respectively. As of June 29, 2019, the projected benefit obligations in Japan and Switzerland were $2.8 million and $5.0 million, respectively. Pension and related accruals as of June 29, 2019 also include $0.1 million attributable to post-retirement benefits for executives.

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
As of June 27, 2020, we sublease certain floors of our offices in the United Kingdom, the United States, Canada, and Japan. These subleases will expire at various dates by fiscal year 2023. We anticipate receiving approximately $5.4 million in sublease income over the next three years.
The components of lease costs, lease term, and discount rate are as follows:

(in millions)	June 27, 2020
Finance lease cost:
Amortization of right-of-use assets	$16.3
Interest	0.1
Operating lease cost	15.5
Variable lease cost	1.8
Short-term lease cost	2.6
Sublease income	(2.6)
Total lease cost	$33.7

Weighted average remaining lease term (in years):
Operating leases	8.6
Finance leases	1.0
Weighted average discount rate:
Operating leases	3.5%
Finance leases	4.4%

As of June 27, 2020, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)	Finance Leases	Total
2021	$13.1	$0.6	$13.7
2022	12.4	—	12.4
2023	11.2	—	11.2
2024	9.5	—	9.5
2025	6.3	—	6.3
Thereafter	25.3	—	25.3
Total minimum lease payments	$77.8	$0.6	$78.4
Less: amount representing interest	(9.4)	—	(9.4)
Present value of total lease liabilities	$68.4	$0.6	$69.0
(1) Non-cancellable sublease proceeds for fiscal 2021, 2022, and 2023 of $2.5 million, $2.3 million, and $0.6 million, respectively, are not included in the table above.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 10. Goodwill and Other Intangible Assets
Goodwill
On December 10, 2018, we completed the acquisition of Oclaro. We recognized goodwill in the amount of $357.6 million for the acquisition of Oclaro and allocated it to our OpComms segment. The following table presents our goodwill balance by the reportable segments during the years ended June 27, 2020 and June 29, 2019 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of June 30, 2018	$5.9	$5.4	$11.3
Acquisition of Oclaro in fiscal year 2019	357.6	—	357.6
Balance as of June 29, 2019 and June 27, 2020	$363.5	$5.4	$368.9

Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. Based on the impairment analysis performed in the fourth quarter of each year presented, the fair value of each of our reporting units substantially exceeded the carrying value; as such, our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary.
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
The following tables present details of our other intangibles, including those acquired in connection with the Oclaro acquisition, as of the periods presented (in millions, except for weighted average remaining amortization period):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 27, 2020	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies (1)	$371.5	$(176.9)	$194.6	3.7
Customer relationships	149.3	(37.1)	112.2	6.5
In-process research and development (1)	10.0	—	10.0	n/a
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$555.5	$(238.7)	$316.8
(1) During the year ended June 27, 2020, we completed $84.0 million of IPR&D projects, and reclassified the value assigned to them to acquired developed technologies. The amount will be amortized over the assets’ estimated useful life of 4 to 7 years.

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

During fiscal 2020, 2019 and 2018, we recorded $78.6 million, $54.6 million, and $3.2 million, respectively, of amortization related to intangibles assets.
The following table presents details of amortization for the periods presented (in millions):

	Years ended
	June 27, 2020	June 29, 2019	June 30, 2018
Cost of sales	$53.8	$46.6	$3.2
Selling, general and administrative	24.8	8.0	—
Total amortization of intangibles	$78.6	$54.6	$3.2

Based on the carrying amount of our acquired developed technologies and other intangibles, excluding IPR&D, as of June 27, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2021	$82.6
2022	80.1
2023	56.6
2024	36.8
2025	25.7
Thereafter	25.0
Total	$306.8

Note 11. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability
On July 31, 2015, our wholly-owned subsidiary, Lumentum Inc., issued 40,000 shares of its Series A Preferred Stock to Viavi Solutions Inc. (“Viavi”). Pursuant to a securities purchase agreement between us, Viavi and Amada Holdings Co., Ltd. (“Amada”), 35,805 shares of Series A Preferred Stock were sold by Viavi to Amada in August 2015. The remaining 4,195 shares of the Series A Preferred Stock were canceled. The Series A Preferred Stock was referred to as our Non-Controlling Interest Redeemable Convertible Preferred Stock of $35.8 million on our consolidated balance sheets through the date of conversion in fiscal 2019.
On October 15, 2018, we issued a 30-day notice of intent to the holders of Series A Preferred Stock to convert all shares of Series A Preferred Stock at a conversion price equal to the Issuance Value divided by $24.63 plus the accrued and unpaid dividends on each share and any past due dividends, whether or not authorized or declared. On November 2, 2018, we received notice from Amada of their intent to convert the Series A Preferred Stock and we issued 1.5 million shares of our common stock to Amada upon the conversion of the 35,805 shares of Series A Preferred Stock and recorded $79.4 million in additional paid in capital in the balance sheet.
Through the date of conversion, holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, were entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends were payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. During each of the years ended June 29, 2019 and June 30, 2018, we paid $0.7 million in dividends to the holders of Series A Preferred Stock.
Through the date of conversion, the Series A Preferred Stock conversion feature was bifurcated from the Series A Preferred Stock and accounted for separately as a derivative liability. The derivative liability was measured at fair value each reporting period, and at the date of conversion, with the change in fair value recorded in the consolidated statements of operations.
The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock for the years ended June 29, 2019 and June 30, 2018 (in millions):

	Years Ended
	June 29, 2019	June 30, 2018
Balance as of beginning of period	$52.4	$51.6
Unrealized (gain) loss on the Series A Preferred Stock derivative liability up through the conversion date	(8.8)	0.8
Settlement of the derivative liability upon conversion of Series A Preferred Stock	(43.6)	—
Balance as of end of period	$—	$52.4

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
Prior to the close of business on the business day immediately preceding September 15, 2026, holders of the 2026 Notes may convert their 2026 Notes only under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ended on March 28, 2020 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes, or $129.08 on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the "2026 measurement period") in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the 2026 measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day;

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
during the five consecutive business day period after any five consecutive trading day period (the “2024 measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of such 2024 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day;

•	upon the occurrence of specified corporate events.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	June 27, 2020		June 29, 2019
	2024 Notes	2026 Notes	2024 Notes
Principal	$450.0	$1,050.0	$450.0
Unamortized debt discount and debt issuance costs	(79.4)	(300.3)	(98.1)
Net carrying amount of the liability component	$370.6	$749.7	$351.9
During all periods presented, the debt component of our 2024 Notes was recorded in long-term liabilities. However, if our stock price exceeds $78.80 for 20 of the last 30 trading days of the first quarter of fiscal 2021, the 2024 Notes would become callable at the option of the holders. Therefore, the debt component of our 2024 notes (approximately $371 million as of June 27, 2020) would be reclassified to current liabilities in our condensed consolidated balance sheet.
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions, except percentages):

	June 27, 2020	June 29, 2019	June 30, 2018
Contractual interest expense	$3.9	$1.1	$1.2
Amortization of the debt discount and debt issuance costs	39.1	17.7	16.7
Total interest expense	$43.0	$18.8	$17.9

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future interest and principal payments related to our convertible notes are as follows as of June 27, 2020 (in millions):

Fiscal Years	2024 Notes	2026 Notes	Total
2021	$1.1	$5.2	$6.3
2022	1.1	5.3	6.4
2023	1.1	5.2	6.3
2024	451.2	5.3	456.5
2025	—	5.2	5.2
Thereafter	—	1,057.9	1,057.9
Total convertible notes payments	$454.5	$1,084.1	$1,538.6

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
In fiscal 2020, we repaid, in full, all amounts outstanding under our Term Loan Facility. During the year ended June 27, 2020, we incurred an $8.0 million loss for the unamortized debt issuance costs as a result of this full repayment.
The following table sets forth interest expense information related to the term loan for the periods presented (in millions):

	June 27, 2020	June 29, 2019
Contractual interest expense	$9.6	$13.8
Ticking fee	—	2.7
Amortization of the debt issuance costs	0.5	0.8
Loss on early extinguishment of debt	8.0	—
Total interest expense	$18.1	$17.3

For each of the years ended June 27, 2020 and June 29, 2019, we recorded $0.1 million and $0.2 million interest expense related to our finance leases, respectively.
The following table sets forth balance sheet information related to the term loan as of the periods presented (in millions):

	June 27, 2020	June 29, 2019
Principal	$497.5	$500.0
Repayment of principal	(497.5)	(2.5)
Unamortized value of the debt issuance costs	—	(8.5)
Net carrying value	$—	$489.0

Term loan, current	$—	$5.0
Term loan, non-current	$—	$484.0

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations, and available-for-sale securities.
The components of accumulated other comprehensive income (loss) were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Beginning balance as of July 1, 2017	$10.5	$(3.1)	$—	$7.4
Other comprehensive income (loss)	(0.2)	0.8	(1.6)	(1.0)
Ending balance as of June 30, 2018	10.3	(2.3)	(1.6)	6.4
Other comprehensive income (loss)	(0.6)	(1.2)	2.5	0.7
Ending balance as of June 29, 2019	9.7	(3.5)	0.9	7.1
Other comprehensive income (loss)	—	(0.7)	1.5	0.8
Ending balance as of June 27, 2020	$9.7	$(4.2)	$2.4	$7.9

(1) In fiscal 2019, as a result of significant changes in economic facts and circumstances, primarily due to the acquisition of Oclaro, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018, remain as a component of accumulated other comprehensive income in our consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated.
(2) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary. During each of fiscal 2020, 2019, and 2018, our income (loss) on defined benefit obligations is presented net of tax of $0.2 million.
(3) In fiscal 2020 and 2019, our unrealized gain on available-for-sale securities is presented net of tax of $0.3 million and $0.2 million, respectively.
Note 14. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro on December 10, 2018.
The following table summarizes the activity of restructuring and related charges during the periods presented (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Balance as of beginning of period	$14.6	$1.9	$3.8
Charges	8.0	31.9	7.2
Payments	(17.4)	(19.2)	(9.1)
Balance as of end of period	$5.2	$14.6	$1.9

During fiscal 2020, we recorded $8.0 million in restructuring and related charges in our consolidated statements of operations. The charges were mainly attributable to severance charges associated with the decision to move certain manufacturing from San Jose, California to our facility in Thailand.
During fiscal 2019, we recorded $31.9 million in restructuring and related charges in our consolidated statements of operations, primarily attributable to severance and employee related benefits associated with the wind down of operations for Lithium Niobate modulators and Datacom modules of $21.1 million. In addition, the charges included severance and employee related benefits associated with Oclaro’s executive severance and retention agreements. These retention agreements provided,

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under certain circumstances, for payments and benefits upon an involuntary termination of employment. In fiscal 2019, we also recorded $1.6 million of lease restructuring charges for the former Oclaro corporate headquarters and restructuring charges primarily associated with acquisition related synergies.
During fiscal 2018, we recorded $7.2 million in restructuring and related charges in the consolidated statements of operations, where $3.4 million related to severance costs and employee benefits and $3.8 million related to restructuring plans approved prior to fiscal 2016 primarily related to the shutdown of our manufacturing facility in Bloomfield, Connecticut as a result of the transfer of certain production processes into existing sites in the United States or to contract manufacturers.
Any changes in the estimates of executing our restructuring activities will be reflected in our future results of operations.
Note 15. Impairment and Other Charges
Impairment charges associated with product lines exit
The following table summarizes the activity of impairment charges during the periods presented (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Impairment charges	$4.3	$30.7	$—

In the third quarter of fiscal 2019, we announced our plan to discontinue the development and manufacturing of future Datacom transceiver modules which impacted the California and China based Datacom module teams. As a result of these actions, we recorded impairment charges of $4.3 million and $30.7 million in fiscal 2020 and 2019, respectively, to our Long-lived assets that were not deemed to be useful. While we expect strong growth in Datacom volumes in the future, gross margins at the transceiver market level are lower due to extreme competition. Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.
In fiscal 2020 and 2019, we also recorded inventory and fixed assets write down charges of $7.0 million and $20.8 million related to the decision to exit the Datacom module and Lithium Niobate product lines in our cost of goods sold of consolidated statements of operations. Refer to “Note 5. Assets Held For Sale and Related Dispositions” for details on the exit from these product lines.
These actions do not qualify as discontinued operations for disclosure purposes as they do not represent a strategic shift having a major effect on an entity’s operations and financial results.
Other losses on property, plant and equipment
We also had other fixed assets losses, mainly attributable to the retirement and disposal of fixed assets, and not associated with the exit from product lines. The impact of such losses on our results of operations by function during the periods presented was as follows (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Cost of sales	$16.1	$2.2	$0.4
Research and development	0.8	—	0.1
Selling, general and administrative	0.6	—	0.1
	$17.5	$2.2	$0.6

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Income Taxes
Our income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Domestic	$(33.1)	$(21.9)	$37.8
Foreign	207.4	(11.4)	91.6
Income (loss) before income taxes	$174.3	$(33.3)	$129.4

Our income tax (benefit) expense consisted of the following (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Federal:
Current	$2.9	$13.8	$1.2
Deferred	19.3	(0.1)	(120.4)
	22.2	13.7	(119.2)
State:
Current	0.1	0.1	1.0
Deferred	(0.4)	0.4	(1.3)
	(0.3)	0.5	(0.3)
Foreign:
Current	23.4	10.3	1.2
Deferred	(6.5)	(21.4)	(0.4)
	16.9	(11.1)	0.8
Total income tax (benefit) expense	$38.8	$3.1	$(118.7)

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
The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate to our income before provision for income taxes as follows (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Income tax (benefit) expense computed at federal statutory rate	$36.6	$(7.0)	$36.3
Foreign rate differential	(24.6)	(17.8)	(24.3)
Change in valuation allowance	13.4	7.4	(206.0)
Change in Tax law	—	—	80.5
Tax credits	(10.2)	(7.1)	(11.0)
Stock-based compensation	4.8	5.9	(1.0)
Subpart F and GILTI	22.9	13.4	2.0
Unrecognized tax benefits	(1.7)	4.8	7.9
Other	(2.4)	0.5	(3.1)
Audit settlement	—	3.0	—
Total income tax (benefit) expense	$38.8	$3.1	$(118.7)

Our provision for income taxes for fiscal 2020 differs from the 21% U.S. statutory rate primarily due to GILTI and subpart F inclusions and an increase to the valuation allowance because it is not more-likely-than-not that certain deferred tax assets will be realizable, which are partially offset by the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as tax credits.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our provision for income taxes for fiscal 2019 differs from the 21% U.S. statutory rate primarily due to GILTI and subpart F inclusions, partially offset by the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as tax credits.
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
The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	June 27, 2020	June 29, 2019
Gross deferred tax assets:
Intangibles	$101.1	$111.7
Tax credit carryforwards	67.8	66.5
Net operating loss carryforwards	129.8	134.6
Inventories	7.4	11.3
Accruals and reserves	13.1	19.6
Fixed assets	23.2	32.3
Capital loss carryforwards	11.5	12.1
Unclaimed research and experimental development expenditure	33.4	25.6
Stock-based compensation	3.6	3.4
Lease liabilities	17.7	—
Other	0.2	—
Gross deferred tax assets	408.8	417.1
Valuation allowance	(200.8)	(190.3)
Deferred tax assets	208.0	226.8
Gross deferred tax liabilities:
Intangible amortization	(68.5)	(90.8)
Convertible notes	(79.4)	(20.1)
Right-of-use assets	(21.3)	—
Other	(4.1)	(2.2)
Deferred tax liabilities	(173.3)	(113.1)
Total net deferred tax assets	$34.7	$113.7

We assess our ability to realize the deferred tax assets on a quarterly basis and establish a valuation allowance if the deferred tax assets are not more-likely-than-not to be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, reversals of deferred tax liabilities, projected future taxable income and the character of such income, and tax planning strategies.
As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. During fiscal 2020, we determined it is not more-likely-than-not that certain U.S. federal and states deferred tax assets are realizable. We, therefore, have recorded a valuation allowance against certain U.S. federal, states, and foreign deferreds resulting in an income tax expense of $10.5 million. A majority of the increase to our valuation allowance relates to certain foreign tax credits and foreign deferred tax assets.
Due to the weight of negative evidence, we continue to maintain a full valuation allowance on our California, Canada and the U.K. deferred tax assets, and partial valuation allowance on our Federal deferred tax asset and Thailand deferred tax assets. In the event the Company determines that it will be able to realize all or a portion of the deferred tax assets in the future, the valuation allowance will be reversed in the period in which the Company makes such determination. Based on the information currently available, we do not believe that a significant portion of our valuation allowance for the U.K., Thailand, the U.S., California, and Canada will be released in the next 12 months. Such a release would result in the recognition of certain deferred tax assets and a decrease in the income tax expense for the period in which the release is recorded.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of meeting certain capital funding, capital investments and hiring requirements, income from operations in Thailand was exempt from income tax in fiscal 2020 and fiscal 2019. However, the aggregate dollar and per-share effect were not significant in both fiscal years.
As of June 27, 2020, the Company had federal and foreign net operating loss carryforwards of $154.6 million and $498.3 million, respectively. These carryforwards will begin to expire in the fiscal years 2022 and 2025, respectively. The federal and foreign tax attributes carried forward are subject to various rules which impose limitations on the utilization.
Additionally, the Company has federal, state, and foreign research and other tax credit carryforwards of $15.6 million, $39.3 million, and $43.8 million, respectively. The federal credits will begin to expire in the fiscal year ending 2033 and California credits can be carried forward indefinitely. The foreign tax credits began to expire in the fiscal year ending 2022.
The Tax Act generally provides greater flexibility for us to access and utilize our cash held by certain of our foreign subsidiaries and we intend to repatriate all or some of the earnings of our subsidiaries in the Cayman Islands, Japan, and Hong Kong. As to all other foreign subsidiaries, we intend to reinvest these earnings indefinitely outside of the U.S. As a result, U.S. income and foreign withholding taxes associated with the repatriation of $20.2 million of undistributed earnings of foreign subsidiaries, other than the Cayman Islands, Japan, and Hong Kong subsidiaries, have not been provided for. We estimate that an additional $1.8 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S. and such withholding taxes may be available as foreign tax credit or deduction to reduce U.S. tax liability.
The aggregate changes in the balance of our unrecognized tax benefits between June 30, 2018 and June 27, 2020 are as follows (in millions):

Balance at June 30, 2018	$25.8
Additions based on the tax positions related to the prior year	3.7
Decreases related to settlement with Tax Authorities	(0.7)
Additions based on tax positions related to current year	29.2
Balance at June 29, 2019	$58.0
Decreases based on the tax positions related to the prior year	(8.2)
Decreases related to settlement with Tax Authorities	(2.0)
Additions based on tax positions related to current year	7.7
Balance at June 27, 2020	$55.5

As of June 27, 2020, we had $26.8 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Although it is possible that certain tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within next 12 months. However, we believe that we have adequately provided under GAAP for potential audit outcomes. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to be $9.8 million over the next 12 months.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 27, 2020 and June 29, 2019 were $1.4 million and $1.0 million, respectively.
The major tax jurisdictions where we file tax returns are the U.S. federal government, the state of California, Japan, the United Kingdom, Thailand, China and Canada. As of June 27, 2020, our fiscal 2010 to 2020 tax returns are open to potential examination in one or more jurisdictions. In addition, certain net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits.
On June 22, 2020, the U.S. Supreme Court declined a Writ of Certiorari in the case of Altera Corp vs. Commissioner challenging a decision by the Ninth Circuit Court of Appeals (which itself reversed a previous decision of the U.S. Tax Court) holding that the U.S. Treasury Department's regulations requiring the inclusion of stock-based compensation expense in a taxpayer's cost-sharing calculations were valid. Our financial statements have been prepared consistent with this outcome.
Note 17. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of June 27, 2020, we had 2.2 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”).
Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of these grants is based on the closing market

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price of our common stock on the date of award. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.
As of June 27, 2020, 3.5 million shares of common stock under the 2015 Plan were available for grant.
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
Restricted Stock Awards
Restricted stock awards (“RSAs”) under the 2015 Plan are grants of shares of our common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. RSAs usually vest over one to four years, and the shares acquired may not be transferred by the holder until the vesting conditions (if any) are satisfied.
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
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.8 million shares remained available for issuance as of June 27, 2020.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function during the periods presented was as follows (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Cost of sales	$16.1	$15.1	$12.6
Research and development	15.9	13.8	14.2
Selling, general and administrative	41.2	41.8	20.0
	$73.2	$70.7	$46.8

Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Income tax benefit associated with stock-based compensation	$10.6	$8.9	$16.6

Approximately $3.6 million and $3.5 million of stock-based compensation was capitalized to inventory as of June 27, 2020 and June 29, 2019, respectively.
In fiscal 2019, in connection with the acquisition of Oclaro, we accelerated certain equity awards for Oclaro employees. The total stock-based compensation expense associated with the acceleration of equity awards was $15.2 million, out of which $10.0 million was settled in cash in our second quarter of fiscal 2019. Refer to “Note 4. Business Combinations.”
Stock Option and Stock Award Activity
We did not grant any stock options during fiscal 2020, 2019, or 2018, other than those assumed in connection with the Oclaro merger. As of June 27, 2020, there were less than 0.05 million stock options outstanding under the 2015 Plan, all of which were replacement awards issued in connection with the Oclaro acquisition.
The following table summarizes our awards activity in fiscal 2020, 2019, and 2018 (in millions, except per share amounts):

	Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 1, 2017	1.9	$27.9	0.3	$32.5	—	$—
Granted	1.1	54.5	—	—	0.1	52.0
Vested/Exercised	(1.1)	26.6	(0.2)	32.5	—	—
Canceled	(0.2)	38.8	—	—	—	—
Balance as of June 30, 2018	1.7	$43.1	0.1	$32.5	0.1	$52.0
Assumed in Oclaro merger	1.0	41.8	—	—	—	—
Granted	1.0	60.3	—	—	0.2	55.9
Vested/Exercised	(1.0)	41.5	(0.1)	32.5	(0.1)	49.0
Canceled	(0.5)	50.2	—	32.8	—	53.8
Balance as of June 29, 2019	2.2	$52.4	—	$32.5	0.2	$56.0
Granted	1.1	60.3	—	—	0.2	61.9
Vested/Exercised	(1.2)	52.1	—	32.4	(0.1)	54.7
Canceled	(0.2)	52.3	—	—	—	57.3
Balance as of June 27, 2020	1.9	$56.6	—	$—	0.3	$60.6

As of June 27, 2020, $98.0 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.8 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 1, 2017	6.6
Granted	(1.2)
Canceled	0.2
Balance as of June 30, 2018	5.6
Granted	(1.2)
Canceled	0.3
Balance as of June 29, 2019	4.7
Granted	(1.3)
Canceled	0.1
Balance as of June 27, 2020	3.5

Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for fiscal 2020, 2019 and 2018 were $3.5 million, $3.6 million, and $3.3 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During fiscal 2020, 2019, and 2018, there were 0.2 million, 0.3 million, and 0.2 million shares issued to employees through the 2015 Purchase Plan.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the 2015 Purchase Plan shares during the periods presented were as follows:

	June 27, 2020	June 29, 2019
Expected term (years)	0.5	0.5
Expected volatility	56.0%	60.1%
Risk-free interest rate	0.87%	2.47%
Dividend yield	—%	—%

Repurchase and Retirement of Common Stock
In December 2019, concurrently with the issuance of the 2026 Notes, we repurchased 2.9 million shares of our common stock in privately negotiated transactions at an average price of $69.68 per share for an aggregate purchase price of $200 million. These shares were retired immediately.
Note 18. Employee Retirement Plans
Defined Contribution Plans
In the United States, the Company sponsors the Lumentum 401(k) Retirement Plan (the “401(k) Plan”), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $19,500 in calendar year 2020 as set by the Internal Revenue Service. Employees are eligible for matching contributions after completing 180 days of service. The Company’s match is contributed on a per-pay-period basis and is based on employees’ before-tax contributions and compensation each pay period. All matching contributions are made in cash and vest immediately under the 401(k) Plan. In fiscal 2020, 2019, and 2018, our contribution expense to the 401(k) Plan was $3.8 million, $3.7 million, and $3.4 million, respectively.
We also have defined contribution plans outside of the United States, almost in every country we operate in, either as required by statutory law or as provided by the Company’s supplemental offering. Our contribution expense to all defined contribution plans outside the United States were $6.7 million, $4.8 million, and $2.9 million for fiscal years 2020, 2019, and 2018, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Plans
The Company sponsors defined benefit pension plans covering employees in Japan, Switzerland, and Thailand. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. The funding policy is consistent with the local requirements of each country.
We account for our defined benefit obligations in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost principally using actuarial valuations provided by third-party actuaries. As of June 27, 2020, our projected benefit obligations, net in Japan, Switzerland, and Thailand were $2.9 million, $6.4 million, and $2.5 million, respectively. They were recorded in our consolidated balance sheets as other non-current liabilities and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
As of June 27, 2020, the defined benefit plan in Switzerland was partially funded, while the defined benefit plans in Japan and Thailand were unfunded.
The change in the benefit obligations of pension plans in Japan, Switzerland, and Thailand, and the change in plan assets in Switzerland were as follows (in millions):

	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$16.1	$12.1
Assumed pension liability in Japan in connection with Oclaro acquisition	—	7.2
Service cost	3.5	1.2
Interest cost	0.2	0.1
Plan participants’ contributions	0.5	0.5
Actuarial (gains) losses	0.9	1.2
Benefits paid	(0.7)	(1.1)
Transfer of benefit obligation in connection with disposition	—	(4.9)
Plan amendments	—	(0.6)
Foreign exchange impact	0.4	0.4
Benefit obligation at end of year	$20.9	$16.1

Change in plan assets:
Fair value of plan assets at beginning of year	$8.3	$8.6
Actual return on plan assets	—	(0.3)
Employer contribution	0.6	0.4
Plan participants’ contribution	0.6	0.4
Benefits paid	(0.7)	(1.0)
Foreign exchange impact	0.3	0.2
Fair value of plan assets at end of year	$9.1	$8.3

Funded status (1)	$(11.8)	$(7.8)

Changes in benefit obligations and plan assets recognized in other comprehensive (income) loss:
Prior service cost	$—	$(0.6)
Amortization of accumulated net actuarial gain (loss)	(0.3)	(0.1)
Net actuarial (gain) loss	1.2	2.1
	$0.9	$1.4

Accumulated benefit obligation	$17.8	$14.4

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) As of June 27, 2020 and June 29, 2019, $11.8 million and $7.8 million were recorded in other non-current liabilities on our consolidated balance sheets to account for the PBO. Refer to “Note 8. Balance Sheet Details” in the Notes to Consolidated Financial Statements.
Net periodic pension costs in Japan, Switzerland, and Thailand include the following components for the periods presented:

	2020	2019	2018
Service cost	$3.5	$1.2	$0.9
Interest cost	0.2	0.1	0.1
Expected return on plan assets	(0.3)	(0.3)	(0.2)
Amortization of net loss	0.3	0.1	0.2
Net periodic pension cost	$3.7	$1.1	$1.0

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
The following table summarizes the weighted-average assumptions used to determine net periodic cost and benefit obligation for our defined benefit plans in Japan, Switzerland, and Thailand:

	Defined Benefit Plans
	2020	2019
Assumptions used to determine net periodic cost:
Discount rate	0.8%	0.4%
Expected long-term return on plan assets	3.2%	3.2%
Salary increase rate	4.1%	2.2%
Assumptions used to determine benefit obligation at end of year:
Discount rate	0.4%	0.4%
Salary increase rate	2.7%	2.2%

Fair Value Measurement of Plan Assets
The following table sets forth the plan assets of our defined benefit plan in Switzerland at fair value and the percentage of assets allocations as of June 27, 2020 (in millions, except percentage data):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				Fair value measurement as of June 27, 2020
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	29%	$2.6	28%	$—	$2.6
Fixed income	33%	3.0	30%	—	3.0
Alternative investment	16%	1.5	21%	—	1.5
Cash	2%	0.2	1%	0.2	—
Other assets	20%	1.8	20%	—	1.8
Total Assets	100%	$9.1	100%	$0.2	$8.9
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 29, 2019 (in millions, except percentage data):

				Fair value measurement as of June 29, 2019
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	28%	$2.3	28%	$—	$2.3
Fixed income	30%	2.6	31%	—	2.6
Alternative investment	21%	1.3	16%	—	1.3
Cash	1%	0.3	3%	0.3	—
Other assets	20%	1.8	22%	—	1.8
Total Assets	100%	$8.3	100%	$0.3	$8.0

Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets. Global equity consists of several funds that invest primarily in Swiss and foreign equities; fixed income consists of several funds that invest primarily in investment grade domestic and overseas bonds; other assets consist of several funds that primarily invest in hedge fund, private equity, global real estate and infrastructure funds.
Future Benefit Payments
We estimate our expected benefit payments to defined benefit pension plans’ participants based on the same assumptions used to measure our PBO at year-end which includes benefits attributable to estimated future compensation increases.
The following benefit payments are estimated to be paid from our defined benefit pension plans:

Fiscal Years	Total
2021	$1.1
2022	0.5
2023	0.7
2024	0.6
2025	0.8
Next five years	4.6

We expect to contribute $0.5 million to our defined benefit pension plans in fiscal 2021.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $261.5 million as of June 27, 2020, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
The following table presents the changes in our warranty reserve during the periods presented (in millions):

	Years Ended
	June 27, 2020	June 29, 2019
Balance as of beginning of period	$7.5	$6.6
Warranties assumed in Oclaro acquisition	—	1.8
Provision for warranty	2.9	5.9
Utilization of reserve	(5.4)	(6.8)
Balance as of end of period	$5.0	$7.5

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of June 27, 2020, we did not have any material indemnification claims that were probable or reasonably possible.
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
In connection with our acquisition of Oclaro, in fiscal 2019, we recorded $1.1 million in Malaysia Goods and Services Tax (“GST”) refund claims within prepaid expenses and other current assets in our consolidated balance sheet. The refund claim represented an initial claim of $2.5 million of GST, net of reserves, that was previously denied by the Malaysian tax authorities in 2016. During the year ended June 27, 2020, we were able to favorably resolve this audit and received refunds for all of our outstanding GST claims.
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
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”),

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent DWDM pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in the manufacture of high-speed Datacom transceivers.
In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, payment kiosks, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include vertical cavity surface emitting lasers (“VCSELs”) and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Lasers
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. Diode-pumped solid-state lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well-suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Net revenue:
OpComms	$1,515.1	$1,370.2	$1,059.2
Lasers	163.5	195.1	188.5
Net revenue	$1,678.6	$1,565.3	$1,247.7
Gross profit:
OpComms	$704.0	$534.1	$402.3
Lasers	76.2	84.4	82.8
Total segment gross profit	780.2	618.5	485.1
Unallocated corporate items:
Stock-based compensation	(16.1)	(15.1)	(12.6)
Amortization of acquired intangibles	(53.8)	(46.6)	(3.2)
Amortization of fair value adjustments	(5.8)	(54.6)	—
Inventory and fixed asset write down due to product lines exit (1)	(7.0)	(20.8)	—
Integration related costs	(4.9)	(6.6)	—
Expenses related to COVID-19 outbreak	(6.6)	—	—
Other charges (2)	(35.8)	(48.9)	(37.2)
Gross profit	$650.2	$425.9	$432.1

(1) In fiscal 2020 and 2019, we recorded inventory and fixed assets write down charges of $7.0 million and $20.8 million related to the decision to exit the Datacom module and Lithium Niobate product lines.
(2) “Other charges” of unallocated corporate items for the year ended June 27, 2020 primarily include costs of transferring product lines to new production facilities, including Thailand of $11.5 million. We also incurred excess and obsolete inventory charges of $12.8 million driven by the decline in demand from Huawei during the year ended June 27, 2020. In addition, for the year ended June 27, 2020, we incurred $6.2 million impairment charges associated with excess capacity related to our Fiber laser business. Other charges for the years ended June 29, 2019 and June 30, 2018, primarily include costs of transferring product lines to Thailand of $45.8 million and $27.0 million, respectively.
In addition, we recorded net expenses of $6.6 million related to COVID-19 outbreak during the year ended June 27, 2020, which include incremental costs for payroll expense such as overtime pay, pay for employees who are not working, facilities costs such as gloves, masks and temperature gauges, and under-utilized capacity at certain facilities, in which manufacturing output was impacted. These COVID-19 related costs are offset by benefits realized from government credits for employers’ payroll tax.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our product offerings which serve Telecom and Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Years Ended
	June 27, 2020		June 29, 2019		June 30, 2018
OpComms:
Telecom and Datacom	$1,021.8	60.9%	$952.9	60.8%	$626.7	50.2%
Consumer and Industrial	493.3	29.4%	417.3	26.7%	432.5	34.7%
Total OpComms	$1,515.1	90.3%	$1,370.2	87.5%	$1,059.2	84.9%
Lasers	163.5	9.7%	195.1	12.5%	188.5	15.1%
Total Revenue	$1,678.6		$1,565.3		$1,247.7

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

	Years Ended
	June 27, 2020		June 29, 2019		June 30, 2018
Net revenue:
Americas:
United States	$149.8	8.9%	$100.9	6.4%	$115.1	9.2%
Mexico	122.8	7.3	214.9	13.7	145.8	11.7
Other Americas	5.5	0.3	4.3	0.3	7.0	0.6
Total Americas	$278.1	16.5%	$320.1	20.4%	$267.9	21.5%

Asia-Pacific:
Hong Kong	$532.0	31.8%	$387.9	24.8%	$183.0	14.7%
South Korea	260.9	15.5	162.4	10.4	146.1	11.7
Japan	137.9	8.2	176.0	11.2	194.7	15.6
Other Asia-Pacific	346.0	20.6	356.1	22.7	354.2	28.3
Total Asia-Pacific	$1,276.8	76.1%	$1,082.4	69.1%	$878.0	70.3%

EMEA	$123.7	7.4%	$162.8	10.5%	$101.8	8.2%

Total net revenue	$1,678.6		$1,565.3		$1,247.7

During fiscal 2020, 2019 and 2018, net revenue from customers outside the United States, based on customer shipping location, represented 91.1%, 93.6% and 90.8% of net revenue, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended June 27, 2020, June 29, 2019, and June 30, 2018, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Customer A	26.0%	21.0%	30.0%
Customer B	13.2%	15.2%	11.0%
Customer C	*	13.7%	11.0%
*Represents less than 10% of total net revenue
Our accounts receivable was concentrated with one customer as of June 27, 2020, who represented 14% of gross accounts receivable, compared with three customers as of June 29, 2019, who represented 17%, 17% and 10% of gross accounts receivable, respectively.
Long-lived assets, namely net property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	June 27, 2020	June 29, 2019
Property, Plant and Equipment, net
Thailand	$122.6	$157.1
United States	139.1	156.2
China	43.2	33.5
Japan	32.3	28.3
Other countries	55.8	58.2
Total long-lived assets	$393.0	$433.3

We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During fiscal 2020, 2019, and 2018, our total net inventory purchases from contract manufacturers represented approximately 39%, 46%, and 54% of our total cost of sales, respectively. During fiscal 2020, 2019, and 2018, our net inventory purchases which represented 10% or greater of total net purchases, were concentrated with two, three, and three contract manufacturers, respectively.
Note 21. Quarterly Financial Information (Unaudited)
The following table presents our quarterly consolidated statements of operations for fiscal 2020 and 2019 (in millions, except per share data):

	June 27, 2020	March 28, 2020	December 28, 2019	September 28, 2019	June 29, 2019	March 30, 2019	December 29, 2018	September 29, 2018
Net revenue	$368.1	$402.8	$457.8	$449.9	$404.6	$432.9	$373.7	$354.1
Cost of sales	217.4	231.2	256.3	269.7	304.6	316.5	244.5	227.3
Amortization of acquired developed intangibles	15.0	13.9	12.4	12.5	13.2	28.1	4.4	0.8
Gross profit	135.7	157.7	189.1	167.7	86.8	88.3	124.8	126.0

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating expenses:
Research and development	49.0	48.7	51.0	49.9	49.5	57.7	42.8	34.6
Selling, general and administrative	54.8	61.3	62.4	56.7	49.4	55.2	62.7	33.0
Restructuring and related charges	3.1	2.7	0.9	1.3	1.7	21.1	7.8	1.3
Impairment charges	1.8	2.5	—	—	—	30.7	—	—
Total operating expenses	108.7	115.2	114.3	107.9	100.6	164.7	113.3	68.9
Income (loss) from operations	27.0	42.5	74.8	59.8	(13.8)	(76.4)	11.5	57.1
Unrealized gain (loss) on derivative liability	—	—	—	—	—	—	10.9	(2.1)
Interest expense	(15.9)	(15.6)	(18.3)	(11.4)	(11.4)	(11.3)	(8.5)	(5.1)
Other income (expense), net	3.5	21.7	1.2	5.0	4.1	5.2	3.8	2.7
Income (loss) before income taxes	14.6	48.6	57.7	53.4	(21.1)	(82.5)	17.7	52.6
Provision for (benefit from) income taxes	19.2	5.2	8.6	5.8	4.7	(8.2)	1.4	5.2
Net income (loss)	$(4.6)	$43.4	$49.1	$47.6	$(25.8)	$(74.3)	$16.3	$47.4

Net income (loss) attributable to common stockholders - Basic	$(4.6)	$43.4	$49.1	$47.6	(25.8)	$(74.3)	$16.1	$46.1
Net income (loss) attributable to common stockholders - Diluted	$(4.6)	$43.4	$49.1	$47.6	(25.8)	$(74.3)	$5.4	$46.1

Net income (loss) per share attributable to common stockholders:
Basic	$(0.06)	$0.58	$0.64	$0.62	$(0.34)	$(0.98)	$0.24	$0.73
Diluted	$(0.06)	$0.56	$0.63	$0.61	$(0.34)	$(0.98)	$0.08	$0.72
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	75.0	74.8	76.8	76.9	76.5	76.2	66.8	63.1
Diluted	75.0	77.5	78.0	77.6	76.5	76.2	67.8	63.9

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 27, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of June 27, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of June 27, 2020.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lumentum Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lumentum Holdings Inc.  and subsidiaries (the “Company”) as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 27, 2020, of the Company and our report dated August 25, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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
/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 25, 2020

ITEM 9B.    OTHER INFORMATION
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2020 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.
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

LUMENTUM HOLDINGS INC.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at Beginning of Period	Assumed in Oclaro Acquisition	Increase (decrease) to Income Statement	Write Offs and Other Adjustments	Balance at End of Period
Accounts receivable allowance:
Fiscal year ended June 27, 2020	$4.5	$—	$0.1	$(2.8)	$1.8
Fiscal year ended June 29, 2019	$2.6	$3.3	$(0.2)	$(1.2)	$4.5
Fiscal year ended June 30, 2018	$1.8	$—	$0.9	$(0.1)	$2.6

	(in millions)
Description	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts*	Deductions Credited to Expenses or Other Accounts**	Balance at End of Period
Deferred tax valuation allowance:
Fiscal year ended June 27, 2020	$190.3	$16.3	$(5.8)	$200.8
Fiscal year ended June 29, 2019	$99.4	$153.9	$(63.0)	$190.3
Fiscal year ended June 30, 2018	$296.4	$234.1	$(431.1)	$99.4
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
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.1	Agreement and Plan of Merger, dated as of March 11, 2018, by and among Lumentum Holdings Inc., Oclaro, Inc., Prota Merger Sub, Inc. and Prota Merger, LLC	8-K	2.1	3/12/2018
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Indenture, dated March 8, 2017, between Lumentum Holdings Inc. and U.S. Bank National Association	8-K	4.1	3/9/2017
4.2	Form of 0.250% Convertible Senior Notes due 2024 (included in Exhibit 4.2)	8-K	4.2	3/9/2017
4.3	Description of Capital Stock	10-K	4.4	8/27/2019

4.4	Indenture, dated December 12, 2019, between Lumentum Holdings Inc. and U.S. Bank National Association.	8-K	4.1	12/12/2019
4.5	Form of 0.50% Convertible Senior Note due 2026 (included in Exhibit 4.4).	8-K	4.2	12/12/2019
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4	2015 Equity Incentive Plan as amended	8-K	10.2	11/9/2016
10.5	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Executive Officer Performance-Based Incentive Plan	8-K	10.3	11/9/2016
10.7	Change in Control and Severance Benefits Plan, effective May 8, 2018	10-K	10.6	8/28/2018
10.8*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.9*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.10*	Offer Letter, by and between the Registrant and Wajid Ali, dated as of January 11, 2019	10-Q	10.1	5/7/2019
10.11	Real Estate Purchase and Sale Agreement between MNCVAD-Graymark Ridder Park LLC and Lumentum Operations LLC, dated May 7, 2019	10-K	10.15	8/27/2019
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial information from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 27, 2020, June 29, 2019, and June 30, 2018; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 27, 2020, June 29, 2019, and June 30, 2018; (iii) Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 27, 2020, June 29, 2019, and June 30, 2018; (v) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the fiscal years ended June 27, 2020, June 29, 2019, and June 30, 2018; and (vi) Notes to the Consolidated Financial
					X

104	The cover page from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020, formatted in Inline XBRL (included as Exhibit 101).	X
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

Date:	August 25, 2020	LUMENTUM HOLDINGS INC.

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

Signature	Title	Date

/s/ ALAN LOWE	President, Chief Executive Officer and Director (principal executive officer)	August 25, 2020
Alan Lowe

/s/ WAJID ALI	Executive Vice President, Chief Financial Officer (principal financial officer)	August 25, 2020
Wajid Ali

/s/ MATTHEW SEPE	Chief Accounting Officer (principal accounting officer)	August 25, 2020
Matthew Sepe

/s/ HAROLD COVERT	Director	August 25, 2020
Harold Covert

/s/ JULIE JOHNSON	Director	August 25, 2020
Julie Johnson

/s/ PENELOPE HERSCHER	Director	August 25, 2020
Penelope Herscher

/s/ BRIAN LILLIE	Director	August 25, 2020
Brian Lillie

/s/ SAMUEL THOMAS	Director	August 25, 2020
Samuel Thomas

/s/ IAN SMALL	Director	August 25, 2020
Ian Small