Form 10-Q
period 2020-09-26
Lumentum Holdings Inc.
filed 2020-11-02
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2020, the Registrant had 75.5 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 26, 2020	September 28, 2019
Net revenue	$452.4	$449.9
Cost of sales	231.7	269.7
Amortization of acquired developed intangibles	15.0	12.5
Gross profit	205.7	167.7
Operating expenses:
Research and development	50.4	49.9
Selling, general and administrative	56.3	56.7
Restructuring and related charges	—	1.3
Total operating expenses	106.7	107.9
Income from operations	99.0	59.8
Interest expense	(16.0)	(11.4)
Other income (expense), net	0.6	5.0
Income before income taxes	83.6	53.4
Provision for income taxes	16.5	5.8
Net income	$67.1	$47.6

Net income per share:
Basic	$0.89	$0.62
Diluted	$0.86	$0.61

Shares used to compute net income per share:
Basic	75.3	76.9
Diluted	78.2	77.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	September 26, 2020	September 28, 2019
Net income	$67.1	$47.6
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities	(1.5)	0.1
Other comprehensive income (loss), net of tax	(1.5)	0.1
Comprehensive income, net of tax	$65.6	$47.7

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(Unaudited)

	September 26, 2020	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$269.5	$298.0
Short-term investments	1,341.2	1,255.8
Accounts receivable, net	263.6	233.5
Inventories	212.6	188.9
Prepayments and other current assets	79.8	73.8
Total current assets	2,166.7	2,050.0
Property, plant and equipment, net	393.4	393.0
Operating lease right-of-use assets, net	74.7	78.7
Goodwill	368.9	368.9
Other intangible assets, net	296.1	316.8
Deferred income taxes	81.6	81.2
Other non-current assets	6.0	4.0
Total assets	$3,387.4	$3,292.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146.0	$150.8
Accrued payroll and related expenses	43.9	53.4
Accrued expenses	34.3	23.7
Operating lease liabilities, current	10.8	10.8
Other current liabilities	58.4	44.3
Total current liabilities	293.4	283.0
Convertible notes	1,134.7	1,120.3
Operating lease liabilities, non-current	56.0	57.6
Deferred tax liability	48.4	46.5
Other non-current liabilities	38.8	36.0
Total liabilities	1,571.3	1,543.4
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990,000,000 authorized shares, 75,461,945 and 75,100,664 shares issued and outstanding as of September 26, 2020 and June 27, 2020, respectively	0.1	0.1
Additional paid-in capital	1,677.9	1,676.6
Retained earnings	131.7	64.6
Accumulated other comprehensive income	6.4	7.9
Total stockholders’ equity	1,816.1	1,749.2
Total liabilities and stockholders’ equity	$3,387.4	$3,292.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 27, 2020	75.1	$0.1	$1,676.6	$64.6	$7.9	$1,749.2
Net income	—	—	—	67.1	—	67.1
Other comprehensive loss	—	—	—	—	(1.5)	(1.5)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.4	—	(19.1)	—	—	(19.1)
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	20.3	—	—	20.3
Balance as of September 26, 2020	75.5	$0.1	$1,677.9	$131.7	$6.4	$1,816.1

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 29, 2019	76.7	$0.1	$1,360.8	$129.1	$7.1	$1,497.1
Net income	—	—	—	47.6	—	47.6
Other comprehensive income	—	—	—	—	0.1	0.1
Issuance of shares pursuant to equity plans, net of tax withholdings	0.5	—	—	—	—	—
Stock-based compensation	—	—	16.5	—	—	16.5
Balance as of September 28, 2019	77.2	$0.1	$1,377.3	$176.7	$7.2	$1,561.3

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
OPERATING ACTIVITIES:	September 26, 2020	September 28, 2019
Net income	$67.1	$47.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	23.8	31.6
Stock-based compensation	19.5	16.7
Amortization of acquired intangibles	20.7	18.8
Loss on disposal of property, plant and equipment	0.9	1.8
Amortization of debt discount and debt issuance costs	14.4	4.9
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	—	2.2
Other non-cash expense (income)	1.0	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(30.3)	(54.8)
Inventories	(22.9)	23.5
Operating lease right-of-use assets, net	4.0	3.3
Prepayments and other current and non-currents assets	(7.7)	(1.5)
Income taxes, net	14.4	4.8
Accounts payable	(5.4)	(13.1)
Accrued payroll and related expenses	(9.5)	0.4
Operating lease liabilities	(1.6)	(4.6)
Accrued expenses and other current and non-current liabilities	16.3	6.2
Net cash provided by operating activities	104.7	87.5
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(26.3)	(21.7)
Payment for asset acquisition	—	(1.0)
Proceeds from sale of product lines	0.5	—
Purchases of short-term investments	(491.5)	(51.3)
Proceeds from maturities and sales of short-term investments	403.3	95.7
Net cash provided by (used in) investing activities	(114.0)	21.7
FINANCING ACTIVITIES:
Tax payments related to restricted stock	(19.1)	—
Principal payments on finance leases	(0.2)	(2.8)
Proceeds from the exercise of stock options	0.1	—
Net cash used in financing activities	(19.2)	(2.8)
Increase (decrease) in cash and cash equivalents	(28.5)	106.4
Cash and cash equivalents at beginning of period	298.0	432.6
Cash and cash equivalents at end of period	$269.5	$539.0

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2.0	$1.1
Cash paid for interest	0.6	4.8

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$11.1	$16.4
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
Basis of Presentation
The preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, and goodwill.
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
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2021 is a 53-week year ending on July 3, 2021, with the quarter ended September 26, 2020 being a 13-week quarterly period. Our fiscal 2020 was a 52-week year that ended on June 27, 2020, with the quarter ended September 28, 2019 being a 13-week quarterly period.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
Accounting Policies
The accompanying condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020. There have been no significant changes to these policies during the three months ended September 26, 2020, except for the removal of the long-lived asset valuation policy and the updates resulting from the adoption of Topic 326, as discussed in “Note 2. Recently Issued Accounting Pronouncements”.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on transfers between Level 1 and Level 2, valuation processes of Level 3 fair value measurements, and the categorization by level for items that are not measured at fair value, but for which the fair value is required to be disclosed. We adopted ASU 2018-13 in the first quarter of fiscal 2021 with no impact to our condensed consolidated financial statements.
In August 2018, FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. We adopted ASU 2018-15 in the first quarter of fiscal 2021 with no impact to our condensed consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted ASU 2016-13 using the modified-retrospective approach in the first quarter of fiscal 2021 with no material impact to our condensed consolidated financial statements.
With the adoption of Topic 326, we are now assessing whether unrealized losses have resulted from a credit loss or other factors. We believe none of our unrealized losses on available-for-sale investments were other-than temporary or were attributable to credit losses as of September 26, 2020 and June 27, 2020. We review our available-for-sale investments on a quarterly basis to identify a potential other-than-temporary impairment. The investments with unrealized losses consisted primarily of corporate debt securities, and given the extent of the unrealized loss positions, the issuers' high credit ratings and the near-term market conditions, we believe our unrealized losses are temporary. We also do not have an intent to sell our investments and would not be required to sell them before they recover.
The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. We determine whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers' latest available financial statements, their credit standing and historical collection experience, as well as current and future market and economic conditions. As of September 26, 2020 and June 27, 2020, the allowance for credit losses on our trade receivables was $1.8 million for each period presented.
Accounting Pronouncements Not Yet Effective
In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is effective for us in our first quarter of fiscal year 2023. We are currently evaluating the impact of ASU 2020-06 on our condensed consolidated financial statements.
In December 2019, FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us at the beginning of fiscal year 2022, including interim periods within that reporting period, although early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our condensed consolidated financial statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for defined benefit pension plans and other post-retirement benefit plans. The new guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted. ASU 2018-14 should be applied retrospectively to all periods presented and is effective for us in our fourth quarter of fiscal year 2021 as ASU 2018-14 does not amend the interim disclosure requirements. We are currently evaluating the impact of ASU 2018-14 on our condensed consolidated financial statements.
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended
	September 26, 2020	September 28, 2019
Numerator:
Net income	$67.1	$47.6
Denominator:
Basic weighted average common shares outstanding	75.3	76.9
Effect of dilutive securities from stock-based benefit plans	0.9	0.7
Shares issuable assuming conversion of the 2024 Notes	2.0	—
Diluted weighted average common shares outstanding	78.2	77.6
Net income per share:
Basic	$0.89	$0.62
Diluted	$0.86	$0.61

Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding convertible notes, all using the treasury stock method.
We have the ability and intent to settle the face value of our convertible notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the convertible notes. The 2026 Notes (as defined in Note 9) will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $99.29. The potentially dilutive shares resulting from the 2024 Notes (as defined in Note 9) were included in the calculation of diluted income per share for the three months ended September 26, 2020 since the average price of our common stock exceeded the conversion price of $60.62. Refer to “Note 9. Debt” for further discussion.
Anti-dilutive potential shares are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were 0.5 million shares and 0.4 million shares for the three months ended September 26, 2020 and September 28, 2019, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 26, 2020:
Cash	$135.6	$—	$—	$135.6
Cash equivalents:
Corporate debt securities	2.0	—	—	2.0
Money market funds	111.2	—	—	111.2
U.S. Treasury securities	20.7	—	—	20.7
Total cash and cash equivalents	$269.5	$—	$—	$269.5
Short-term investments:
Certificates of deposit	$4.9	$—	$—	$4.9
Commercial paper	154.9	0.1	—	155.0
Corporate debt securities	481.6	1.0	(0.2)	482.4
U.S. Agency securities	60.3	—	—	60.3
U.S. Treasury securities	638.1	0.5	—	638.6
Total short-term investments	$1,339.8	$1.6	$(0.2)	$1,341.2

June 27, 2020:
Cash	$114.2	$—	$—	$114.2
Cash equivalents:
Money market funds	159.6	—	—	159.6
U.S. Treasury securities	24.2	—	—	24.2
Total cash and cash equivalents	$298.0	$—	$—	$298.0
Short-term investments:
Certificates of deposit	$12.9	$—	$—	$12.9
Commercial paper	179.9	0.3	—	180.2
Corporate debt securities	435.0	1.7	(0.1)	436.6
Foreign government bonds	1.7	—	—	1.7
U.S. Agency securities	59.5	—	—	59.5
U.S. Treasury securities	563.9	1.0	—	564.9
Total short-term investments	$1,252.9	$3.0	$(0.1)	$1,255.8

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended September 26, 2020 and September 28, 2019, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three months ended September 26, 2020 and September 28, 2019, our other income (expense), net was $0.6 million and $5.0 million, respectively, and includes interest income on cash equivalents and short-term investments of $2.4 million and $4.0 million, respectively.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 26, 2020:
U.S. Agency securities	$43.3	$—	$—	$—	$43.3	$—
Commercial paper	37.2	—	—	—	37.2	—
Corporate debt securities	167.6	(0.2)	—	—	167.6	(0.2)
U.S. government bonds	99.9	—	—	—	99.9	—
Total	$348.0	$(0.2)	$—	$—	$348.0	$(0.2)

June 27, 2020:
Certificates of deposit	$3.1	$—	$—	$—	$3.1	$—
Commercial paper	51.1	—	—	—	51.1	—
Corporate debt securities	96.5	(0.1)	—	—	96.5	(0.1)
Foreign government bonds	1.7	—	—	—	1.7	—
U.S. Agency securities	47.0	—	—	—	47.0	—
U.S. government bonds	159.8	—	—	—	159.8	—
Total	$359.2	$(0.1)	$—	$—	$359.2	$(0.1)

The following table classifies our short-term investments by contractual maturities (in millions):

	September 26, 2020		June 27, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$1,245.9	$1,247.1	$1,237.4	$1,239.9
Due in 1 year through 5 years	93.9	94.1	15.5	15.9
	$1,339.8	$1,341.2	$1,252.9	$1,255.8

All available-for-sale securities have been classified as current, based on management’s intent and ability to use the funds in current operations.
Note 5. Fair Value Measurements
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
The fair value of our Level 1 financial instruments, such as money market funds and U.S. Treasury securities, which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of our Level 2 fixed income securities

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models. Our procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from our pricing service against fair values obtained from another independent source.
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 26, 2020: (1)
Assets:
Cash equivalents:
Corporate debt securities	$—	$2.0	$—	$2.0
Money market funds	111.2	—	—	111.2
U.S. Treasury securities	20.7	—	—	20.7
Short-term investments:
Certificates of deposit	—	4.9	—	4.9
Commercial paper	—	155.0	—	155.0
Corporate debt securities	—	482.4	—	482.4
U.S. Agency securities	—	60.3	—	60.3
U.S. Treasury securities	638.6	—	—	638.6
Total assets	$770.5	$704.6	$—	$1,475.1
(1) Excludes $135.6 million in cash held in our bank accounts at September 26, 2020.

	Level 1	Level 2	Level 3	Total
June 27, 2020: (1)
Assets:
Cash equivalents:
Money market funds	$159.6	$—	$—	$159.6
U.S. Treasury securities	24.2	—	—	24.2
Short-term investments:
Certificates of deposit	—	12.9	—	12.9
Commercial paper	—	180.2	—	180.2
Corporate debt securities	—	436.6	—	436.6
Foreign government bonds	—	1.7	—	1.7
U.S. Agency securities	—	59.5	—	59.5
U.S. Treasury securities	564.9	—	—	564.9
Total assets	$748.7	$690.9	$—	$1,439.6

(1) Excludes $114.2 million in cash held in our bank accounts as of June 27, 2020.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the 2026 Notes and the 2024 Notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying amounts and estimated fair values of the 2026 Notes and the 2024 Notes are as follows for the periods presented (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 26, 2020		June 27, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 Notes	$759.3	$1,114.6	$749.7	$1,070.2
2024 Notes	375.4	624.3	370.6	620.0
	$1,134.7	$1,738.9	$1,120.3	$1,690.2

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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2020, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment.
Note 6. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of September 26, 2020 and June 27, 2020, the allowance for credit losses on our trade receivables was $1.8 million for each period presented.
Inventories
The components of inventories were as follows (in millions):

	September 26, 2020	June 27, 2020
Raw materials and purchased parts	$56.7	$57.9
Work in process	70.6	67.6
Finished goods	85.3	63.4
Inventories	$212.6	$188.9

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	September 26, 2020	June 27, 2020
Operating lease right-of-use assets	$88.7	$90.3
Less: accumulated amortization	(14.0)	(11.6)
Operating lease right-of-use assets, net	$74.7	$78.7

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	September 26, 2020	June 27, 2020
Land	$44.1	$44.1
Buildings and improvement	117.7	114.8
Machinery and equipment	494.7	487.0
Computer equipment and software	28.1	27.5
Furniture and fixtures	8.2	7.2
Leasehold improvements	28.6	27.8
Finance lease right-of-use assets	28.1	28.1
Construction in progress	51.4	54.7
	800.9	791.2
Less: Accumulated depreciation	(407.5)	(398.2)
Property, plant and equipment, net	$393.4	$393.0

During the three months ended September 26, 2020 and September 28, 2019, we recorded depreciation expense of $23.8 million and $31.6 million, respectively. Included in these amounts were depreciation expense for equipment acquired under finance leases in the amount of $0.2 million and $3.9 million for the three months ended September 26, 2020 and September 28, 2019, respectively.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	September 26, 2020	June 27, 2020
Restructuring accrual and related charges (1)	$4.4	$5.2
Warranty accrual (2)	7.6	5.0
Deferred revenue and customer deposits	2.0	1.9
Finance lease liabilities, current	0.4	0.6
Income tax payable (3)	41.1	28.8
Other current liabilities	2.9	2.8
Other current liabilities	$58.4	$44.3

(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	September 26, 2020	June 27, 2020
Asset retirement obligations	$4.6	$4.6
Pension accrual	12.4	11.8
Unrecognized tax benefit	18.2	17.3
Other non-current liabilities	3.6	2.3
Other non-current liabilities	$38.8	$36.0

Note 7. Leases
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
As of September 26, 2020, we sublease certain floors of our offices in the United Kingdom, the United States, Canada, and Japan. These subleases will expire at various dates by fiscal year 2023. We anticipate receiving approximately $5.0 million in sublease income over the next three years.
The components of lease costs, lease term, and discount rate are as follows:

	Three Months Ended
	September 26, 2020	September 28, 2019
Finance lease cost (in millions):
Amortization of right-of-use assets	$0.2	$3.9
Interest	—	0.1
Operating lease cost	3.6	4.0
Variable lease cost	0.4	0.6
Short-term lease cost	0.7	0.5
Sublease income	(0.7)	(0.6)
Total lease cost	$4.2	$8.5

Weighted average remaining lease term (in years):
Operating leases	8.2	9.1
Finance leases	0.8	1.1
Weighted average discount rate:
Operating leases	3.5%	3.5%
Finance leases	4.4%	4.4%

As of September 26, 2020, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fiscal Years	Operating Leases (1)	Finance Leases	Total
Remainder of 2021	$10.0	$0.4	$10.4
2022	12.6	—	12.6
2023	11.4	—	11.4
2024	9.7	—	9.7
2025	6.4	—	6.4
Thereafter	25.8	—	25.8
Total minimum lease payments	$75.9	$0.4	$76.3
Less: amount representing interest	(9.1)	—	(9.1)
Present value of total lease liabilities	$66.8	$0.4	$67.2
(1) Non-cancellable sublease proceeds for the remainder of fiscal 2021, fiscal 2022 and 2023 of $2.1 million, $2.3 million, and $0.6 million, respectively, are not included in the table above.
Note 8. Goodwill and Other Intangible Assets
Goodwill
The following table presents our goodwill balance by the reportable segments as of September 26, 2020 and June 27, 2020 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of September 26, 2020 and June 27, 2020	$363.5	$5.4	$368.9

Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2020, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment.
Other Intangibles
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
The following tables present details of our other intangibles, including those acquired in connection with the Oclaro acquisition, as of the periods presented (in millions, except for weighted average remaining amortization period):

September 26, 2020	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$371.5	$(191.9)	$179.6	3.5
Customer relationships	149.3	(42.8)	106.5	6.2
In-process research and development	10.0	—	10.0	n/a
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$555.5	$(259.4)	$296.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

June 27, 2020	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$371.5	$(176.9)	$194.6	3.7
Customer relationships	149.3	(37.1)	112.2	6.5
In-process research and development	10.0	—	10.0	n/a
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$555.5	$(238.7)	$316.8

The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019
Cost of sales	$15.0	$12.5
Selling, general and administrative	5.7	6.3
Total amortization of intangibles	$20.7	$18.8

Based on the carrying amount of our acquired developed technologies and other intangibles, excluding IPR&D, as of September 26, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2021	$62.0
2022	80.1
2023	56.6
2024	36.8
2025	25.7
Thereafter	24.9
Total future amortization	$286.1

Note 9. Debt
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	September 26, 2020		June 27, 2020
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal	$450.0	$1,050.0	$450.0	$1,050.0
Unamortized debt discount and debt issuance costs	(74.6)	(290.7)	(79.4)	(300.3)
Net carrying amount of the liability component	$375.4	$759.3	$370.6	$749.7

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During all periods presented, the debt component of our 2024 Notes was recorded in long-term liabilities. However, if the closing price of our stock exceeds $78.80 for 20 of the last 30 trading days of the second quarter of fiscal 2021, the 2024 Notes would become convertible at the option of the holders. Therefore, the debt component of our 2024 Notes (approximately $375 million as of September 26, 2020) would be reclassified to current liabilities in our condensed consolidated balance sheet.
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019
Contractual interest expense	$1.6	$0.3
Amortization of the debt discount and debt issuance costs	14.4	4.6
Total interest expense	$16.0	$4.9

The future interest and principal payments related to our convertible notes are as follows as of September 26, 2020 (in millions):

Fiscal Years	2024 Notes	2026 Notes	Total
Remainder of 2021	$0.6	$5.3	$5.9
2022	1.1	5.3	6.4
2023	1.1	5.3	6.4
2024	451.1	5.3	456.4
2025	—	5.3	5.3
Thereafter	—	1,057.7	1,057.7
Total convertible notes payments	$453.9	$1,084.2	$1,538.1

Term Loan Facility
In December 2018, concurrent with the closing of the Oclaro merger, we entered into a credit agreement providing for a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $500.0 million and we drew in full the term loans available under the Term Loan Facility on the closing date of the Oclaro merger. In fiscal 2020, we repaid, in full, all amounts outstanding under our Term Loan Facility. During the three months ended September 28, 2019, we incurred $6.4 million interest expense on this Term Loan Facility.
During the three months ended September 28, 2019, we recorded $0.1 million interest expense related to our finance leases. Refer to “Note 7. Leases”.
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations, and available-for-sale securities.
The changes in accumulated other comprehensive income (loss) were as follows for the periods as presented (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of June 27, 2020	$9.7	$(4.2)	$2.4	$7.9
Other comprehensive loss	—	—	(1.5)	(1.5)
Ending balance as of September 26, 2020	$9.7	$(4.2)	$0.9	$6.4

Beginning balance as of June 29, 2019	$9.7	$(3.5)	$0.9	$7.1
Other comprehensive income	—	—	0.1	0.1
Ending balance as of September 28, 2019	$9.7	$(3.5)	$1.0	$7.2

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
Note 11. Restructuring and Related Charges
In previous years we have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro in fiscal 2019.
The following table summarizes the activity of restructuring and related charges during the three months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019
Balance as of beginning of period	$5.2	$14.6
Charges	—	1.3
Payments	(0.8)	(5.2)
Balance as of end of period	$4.4	$10.7

During the three months ended September 26, 2020, we did not record any restructuring and related charges in our condensed consolidated statements of operations. The payments of $0.8 million during the three months ended September 26, 2020 were mainly attributable to previously recognized severance charges associated with the decision to move certain manufacturing from San Jose, California to our facility in Thailand and other third party vendors.
During the three months ended September 28, 2019, we recorded restructuring and related charges of $1.3 million attributable to severance charges associated with ongoing acquisition related synergies.
Any changes in the estimates of executing our restructuring activities will be reflected in our future results of operations.
Note 12. Income Taxes
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We recorded a tax provision of $16.5 million and $5.8 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Our tax provision for the three months ended September 26, 2020 includes a discrete tax benefit of $0.9 million mainly from the excess benefit related to certain stock based compensation that vested during the quarter. Our estimated effective tax rate for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of a benefit for foreign tax credits, Base Erosion and Anti-Abuse Tax (“BEAT”), and subpart F inclusion.
As of September 26, 2020, we had $27.9 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of commencement, resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect our unrecognized tax benefit amount that could affect the effective tax rate to decrease by $5.1 million over the next 12 months.
We believe that we have adequately provided under GAAP for potential outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof.
Note 13. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of September 26, 2020, we had 2.6 million shares subject to restricted stock units and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”). Restricted stock units and performance stock units are performance-based, time-based or a combination of both. The fair value of these grants is based on the closing market price of our common stock on the date of award.
As of September 26, 2020, 2.3 million shares of common stock under the 2015 Plan were available for grant.
Replacement Awards
In connection with the acquisition of Oclaro, we issued equity awards to Oclaro employees (“replacement awards”) in exchange for their Oclaro equity awards. As of September 26, 2020, we had 0.2 million of unvested shares subject to restricted stock units under the replacement awards.
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
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a six-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.8 million shares remained available for issuance as of September 26, 2020.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three months ended September 26, 2020 and September 28, 2019 was as follows (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019
Cost of sales	$3.7	$4.2
Research and development	4.4	3.8
Selling, general and administrative	11.4	8.7
Total stock-based compensation	$19.5	$16.7

Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019
Income tax benefit associated with stock-based compensation	$5.3	$2.8

Approximately $4.4 million and $3.6 million of stock-based compensation was capitalized to inventory as of September 26, 2020 and June 27, 2020, respectively.
Stock Award Activity
The following table summarizes our awards activity for the three months ended September 26, 2020 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 27, 2020	1.9	$56.6	0.3	$60.6
Granted	1.0	86.8	0.2	86.7
Vested	(0.5)	55.6	(0.1)	57.5
Canceled (1)	—	60.2	—	58.7
Balance as of September 26, 2020	2.4	$70.1	0.4	$72.4

(1) Less than 0.05 million shares were canceled for the period presented.
As of September 26, 2020, we also have less than 0.01 million shares of outstanding options, which are not presented in the table above.
As of September 26, 2020, $186.0 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 27, 2020	3.5
Granted	(1.2)
Balance as of September 26, 2020	2.3

Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for each of the three months ended September 26, 2020 and September 28, 2019 was $1.1 million and $0.9 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three months ended September 26, 2020 and September 28, 2019, there were no shares issued to employees through the 2015 Purchase Plan.
Note 14. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $257.9 million as of September 26, 2020, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
The following table presents the changes in our warranty reserve during the three months ended September 26, 2020 and September 28, 2019 (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019
Balance as of beginning of period	$5.0	$7.5
Provision for warranty	3.9	1.2
Utilization of reserve	(1.3)	(1.7)
Balance as of end of period	$7.6	$7.0

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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also names Lumentum as a defendant. A motion to dismiss the amended complaint was granted in part and denied in part by the court on October 8, 2020. The Karri Lawsuit remains pending, and the court ordered the parties to submit a joint proposed schedule by October 30, 2020. Defendants intend to defend the Karri Lawsuit vigorously.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of September 26, 2020, we did not have any material indemnification claims that were probable or reasonably possible.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Note 15. Operating Segments and Geographic Information
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
OpComms
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in the manufacture of high-speed Datacom transceivers.
In the Consumer and Industrial market, our OpComms diode laser products include vertical cavity surface emitting lasers (“VCSELs”) and edge emitting lasers. In the Consumer end-market, our laser light sources are integrated into 3D sensing cameras which are used in applications in mobile devices, gaming, payment kiosks, computers, and other consumer electronics devices. Applications include biometric identification, computational photography, virtual and augmented reality, and natural user interfaces. Emerging applications for our lasers include automotive safety systems, LiDAR for advanced driver assistance systems in automobiles and autonomous vehicles, self-navigating robotics and drones in industrial applications, and 3D capture of objects coupled with 3D imaging or printing. In the Industrial end-market, our diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Lasers
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019
Net revenue:
OpComms	$428.5	$416.1
Lasers	23.9	33.8
Net revenue	$452.4	$449.9
Gross profit:
OpComms	$224.8	$191.9
Lasers	10.4	14.2
Total segment gross profit	235.2	206.1
Unallocated corporate items:
Stock-based compensation	(3.7)	(4.2)
Amortization of acquired intangibles	(15.0)	(12.5)
Amortization of fair value adjustments	—	(2.2)
Inventory and fixed asset write down due to product lines exit	(0.3)	(1.1)
Integration related costs	—	(3.4)
Other charges (1)	(10.5)	(15.0)
Gross profit	$205.7	$167.7

(1) “Other charges” of unallocated corporate items for the three months ended September 26, 2020 and September 28, 2019 primarily include costs of transferring product lines to new production facilities, including Thailand of $2.1 million and $4.8 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $5.9 million and $6.7 million during the three months ended September 26, 2020 and September 28, 2019, respectively.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, the table sets forth the percentage of our total net revenue attributable to our product offerings which serve Telecom and Datacom, and Consumer and Industrial markets which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Three Months Ended
	September 26, 2020		September 28, 2019
OpComms:
Telecom and Datacom	$261.3	57.7%	$248.1	55.2%
Consumer and Industrial	167.2	37.0	168.0	37.3
Total OpComms	$428.5	94.7%	$416.1	92.5%
Lasers	23.9	5.3	33.8	7.5
Total Revenue	$452.4		$449.9

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

	Three Months Ended
	September 26, 2020		September 28, 2019
Net revenue:	Amount	% of Total	Amount	% of Total
Americas:
United States	$20.3	4.5%	$36.9	8.3%
Mexico	39.8	8.8	28.9	6.4
Other Americas	2.8	0.6	1.1	0.2
Total Americas	$62.9	13.9%	$66.9	14.9%

Asia-Pacific:
Hong Kong	$144.4	31.9%	$133.8	29.7%
Philippines	62.8	13.9	25.0	5.6
South Korea	56.0	12.4	91.6	20.4
Other Asia-Pacific	91.6	20.2	100.3	22.2
Total Asia-Pacific	$354.8	78.4%	$350.7	77.9%

EMEA	$34.7	7.7%	$32.3	7.2%

Total net revenue	$452.4		$449.9

During the three months ended September 26, 2020 compared to the three months ended September 28, 2019, our net revenue from the Philippines grew due to an introduction of a new product to one of our large customers, while our net revenue from South Korea declined due to a change in shipment destination for some shipments to one of our large customers.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of September 26, 2020 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance obligations	$542.5	$43.4	$—	$585.9

Contract Balances
The following table reflects the changes in contract balances as of September 26, 2020 (in millions, except percentages):

Contract balances	Balance sheet location	September 26, 2020	June 27, 2020	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$263.6	$233.5	$30.1	12.9%
Deferred revenue and customer deposits	Other current liabilities	$2.0	$1.9	$0.1	5.3%

During the three months ended September 26, 2020, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with one customer, who accounted for 35% of our total net revenue.
During the three months ended September 28, 2019, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with three customers, who collectively accounted for 58% of our total net revenue.
As of September 26, 2020, our accounts receivable balance was concentrated with three customers, which individually represented 10% or greater of gross accounts receivable and collectively accounted for 38% of the balance. As of June 27, 2020, one customer represented 10% or greater of gross accounts receivable and accounted for 14% of the balance.
Long-lived assets, namely net property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	September 26, 2020	June 27, 2020
Property, plant and equipment, net
United States	$139.6	$139.1
Thailand	118.6	122.6
China	42.7	43.2
Japan	34.0	32.3
Other countries	58.5	55.8
Total long-lived assets	$393.4	$393.0

We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During the three months ended September 26, 2020 and September 28, 2019, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers, who collectively accounted for 65% and 79% of total net inventory purchases, respectively.
Note 16. Subsequent Event
On October 29, 2020, we closed a transaction to acquire intellectual property and certain other photonics technology assets for a total consideration of $10.0 million.

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding US-China relations, and market and regulatory conditions, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are an industry-leading provider of optical and photonic products, defined by revenue and market share, addressing a range of end-market applications including Optical Communications, which we refer to as OpComms, and Lasers for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. We have two operating segments, OpComms and Lasers. The two operating segments were primarily determined based on how the Chief Operating Decision Maker (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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
While the recent outbreak of the COVID-19 did not have a material adverse effect on our reported results for our first quarter of fiscal 2021, we are actively monitoring the impact of the coronavirus outbreak. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities and private businesses to contain the outbreak or recover from its impact, among other things.
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

In addition, regulatory and enforcement actions by the United States and other governmental agencies, as well as changes in tax and trade policies and tariffs, have impacted and may continue to impact net revenue from customers outside the United States.
For more information on risks associated with the COVID-19 outbreak and regulatory actions, see the section titled “Risk Factors” in Item 1A of Part II.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
• Inventory Valuation
• Revenue Recognition
• Income Taxes
• Goodwill
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 27, 2020 provides a more complete discussion of our critical accounting policies and estimates. There have been no significant changes to these policies during the three months ended September 26, 2020, except for the removal of the long-lived asset valuation policy and the updates resulting from the adoption of Topic 326, as discussed in “Note 2. Recently Issued Accounting Pronouncements”.
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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended
	September 26, 2020	September 28, 2019
Segment net revenue:
OpComms	94.7%	92.5%
Lasers	5.3	7.5
Net revenue	100.0	100.0
Cost of sales	51.2	59.9
Amortization of acquired developed intangibles	3.3	2.8
Gross profit	45.5	37.3
Operating expenses:
Research and development	11.1	11.1
Selling, general and administrative	12.4	12.6
Restructuring and related charges	—	0.3
Total operating expenses	23.6	24.0
Income from operations	21.9	13.3
Interest expense	(3.5)	(2.5)
Other income (expense), net	0.1	1.1
Income before income taxes	18.5	11.9
Provision for income taxes	3.6	1.3
Net income	14.8%	10.6%

Financial Data for the three months ended September 26, 2020 and September 28, 2019
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended
	September 26, 2020	September 28, 2019	Change	Percentage Change
Segment net revenue:
OpComms	$428.5	$416.1	$12.4	3.0%
Lasers	23.9	33.8	(9.9)	(29.3)
Net revenue	$452.4	$449.9	$2.5	0.6%

Gross profit	$205.7	$167.7	$38.0	22.7%
Gross margin	45.5%	37.3%

Research and development	$50.4	$49.9	$0.5	1.0%
Percentage of net revenue	11.1%	11.1%

Selling, general and administrative	$56.3	$56.7	$(0.4)	(0.7)%
Percentage of net revenue	12.4%	12.6%

Restructuring and related charges	$—	$1.3	$(1.3)	(100.0)%
Percentage of net revenue	—%	0.3%
Net Revenue
Net revenue increased by $2.5 million, or 0.6%, during the three months ended September 26, 2020 compared to the three months ended September 28, 2019. This increase was primarily due to the increased sales of Telecom and Datacom of $13.2 million offset by decreased sales of Lasers of $9.9 million.
OpComms net revenue increased by $12.4 million, or 3.0%, during the three months ended September 26, 2020 compared to the three months ended September 28, 2019. This increase was primarily due to increased sales of Datacom products, particularly Datacom chips, offset by lower sales of Datacom transceiver modules.
Lasers net revenue decreased by $9.9 million, or 29.3%, during the three months ended September 26, 2020 compared to the three months ended September 28, 2019, primarily due to lower revenue from kilowatt class fiber lasers.
During the three months ended September 26, 2020, our net revenue from a single customer which represented 10% or greater of total net revenue was concentrated with one customer, who accounted for 35% of our total net revenue.
During the three months ended September 28, 2019, our net revenue from a single customer which represented 10% or greater of total net revenue was concentrated with three customers, who collectively accounted for 58% of our total net revenue.

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

	Three Months Ended
	September 26, 2020		September 28, 2019
Net revenue:	Amount	% of Total	Amount	% of Total
Americas:
United States	$20.3	4.5%	$36.9	8.3%
Mexico	39.8	8.8	28.9	6.4
Other Americas	2.8	0.6	1.1	0.2
Total Americas	$62.9	13.9%	$66.9	14.9%

Asia-Pacific:
Hong Kong	$144.4	31.9%	$133.8	29.7%
Philippines	62.8	13.9	25.0	5.6
South Korea	56.0	12.4	91.6	20.4
Other Asia-Pacific	91.6	20.2	100.3	22.2
Total Asia-Pacific	$354.8	78.4%	$350.7	77.9%

EMEA	$34.7	7.7%	$32.3	7.2%

Total net revenue	$452.4		$449.9
For the three months ended September 26, 2020 and September 28, 2019, net revenue from customers outside the United States, based on customer shipping location, represented 95.5% and 91.7% of net revenue, respectively.
During the three months ended September 26, 2020 compared to the three months ended September 28, 2019, our net revenue from the Philippines grew due to an introduction of a new product to one of our large customers, while our net revenue from South Korea declined due to a change in shipment destination for some shipments to one of our large customers.
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

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three months ended September 26, 2020 and September 28, 2019 (in millions, except for percentages):

	Three Months Ended
	Gross Profit		Gross Margin
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
OpComms	$224.8	$191.9	52.5%	46.1%
Lasers	10.4	14.2	43.5%	42.0%
Segment total	$235.2	$206.1	52.0%	45.8%
Unallocated corporate items:
Stock-based compensation	(3.7)	(4.2)
Amortization of acquired intangibles	(15.0)	(12.5)
Amortization of fair value adjustments	—	(2.2)
Inventory and fixed asset write down due to product lines exit	(0.3)	(1.1)
Integration related costs	—	(3.4)
Other charges (1)	(10.5)	(15.0)
Total	$205.7	$167.7	45.5%	37.3%
(1) “Other charges” of unallocated corporate items for the three months ended September 26, 2020 and September 28, 2019 primarily include costs of transferring product lines to new production facilities, including Thailand of $2.1 million and $4.8 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $5.9 million and $6.7 million during the three months ended September 26, 2020 and September 28, 2019, respectively.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended September 26, 2020 increased to 45.5% from 37.3% for the three months ended September 28, 2019. The increase was primarily driven by improved gross margins within Datacom, due to the sale of our Datacom transceiver module business, which had lower than average gross margins, and increased revenue from our higher margin Datacom chip products, which have higher than average gross margins. Although we sold our Datacom transceiver module business in March 2019, we retained and continued to sell transceivers inventory at low gross margin percentages during fiscal year 2020.  During the three months ended September 26, 2020, Datacom revenue was primarily from higher margin Datacom chip products.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced, and we expect that we may continue to experience in subsequent periods, disruptions to our and our customers’ businesses that will adversely impact our business, financial condition and results of operations.

Segment Gross Margin
OpComms
OpComms gross margin for the three months ended September 26, 2020 increased to 52.5% from 46.1% for the three months ended September 28, 2019. The increase was primarily driven by improved gross margins within Datacom, due to the sale of our Datacom transceiver module business in March 2019, which had lower than average gross margins, and increased revenue from our higher margin Datacom chip products, which have higher than average gross margins.
Lasers
Lasers gross margin for the three months ended September 26, 2020 increased to 43.5% from 42.0% for the three months ended September 28, 2019. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products over the past year, offset by the impacts of reduced manufacturing levels due to the slowdown in demand for kilowatt class fiber products.
Research and Development (“R&D”)
R&D expense increased by $0.5 million, or 1.0%, for the three months ended September 26, 2020 compared to the three months ended September 28, 2019. The increase in R&D expense was primarily due to the increase in payroll related expense of $2.7 million, offset by the decrease in R&D materials, as well as a reduction in discretionary travel, primarily due to COVID-19 restrictions.
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
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $0.4 million, or 0.7%, during the three months ended September 26, 2020 compared to the three months ended September 28, 2019. The decrease in SG&A expense was primarily due to lower discretionary travel and trade shows of $1.6 million, primarily due to COVID-19 restrictions, offset by the increase in payroll related expense of $1.7 million, due to incremental headcount.
From time to time, we expect to incur non-core expenses, such as mergers and acquisition-related expenses and litigation expenses, which will likely increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisition of Oclaro in fiscal 2019.
During the three months ended September 26, 2020, we did not record any restructuring and related charges in our condensed consolidated statements of operations. During the three months ended September 28, 2019, we recorded restructuring and related charges of $1.3 million attributable to severance charges associated with ongoing acquisition related synergies.

Interest Expense
For the three months ended September 26, 2020 and September 28, 2019, we recorded interest expense of $16.0 million and $11.4 million, respectively. The increase in interest expense during the three months ended September 26, 2020 as compared to the three months ended September 28, 2019 was mainly driven by the increase in amortization of the debt discount and contractual interest expense of $11.1 million due to the issuance of our 0.50% Convertible Notes due in 2026 (the “2026 Notes”) in the second quarter of fiscal 2020, offset by the decrease in contractual interest expense on our term loan facility of $6.4 million, which was fully repaid in the second quarter of fiscal 2020.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019
Foreign exchange gains (losses), net	$(2.3)	$1.1
Interest income	2.4	4.0
Other income (expense), net	0.5	(0.1)
Total other income (expense), net	$0.6	$5.0
For the three months ended September 26, 2020, other income (expense), net decreased by $4.4 million in income as compared to the three months ended September 28, 2019, mainly driven by foreign exchange losses related to the revaluation of non-functional currency denominated balances in our China, United Kingdom, and Japan subsidiaries, as well as lower interest income on our cash equivalents and short-term investments.
Provision for (Benefit from) Income Taxes

(in millions)	Three Months Ended
	September 26, 2020	September 28, 2019
Provision for income taxes	$16.5	$5.8
We recorded a tax provision of $16.5 million and $5.8 million for the three months ended September 26, 2020 and September 28, 2019, respectively. Our tax provision for the three months ended September 26, 2020 includes a discrete tax benefit of $0.9 million mainly from the excess benefit related to certain stock based compensation that vested during the quarter and is greater than the tax provision for the three months ended September 28, 2019 mainly due to a significant increase in the projected effective tax rate from higher foreign taxes and higher year-to-date income before taxes. Our estimated effective tax rate for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of a benefit for foreign tax credits, Base Erosion and Anti-Abuse Tax (“BEAT”), and subpart F inclusion.

Contractual Obligations
The following table summarizes our contractual obligations as of September 26, 2020, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$4.9	$0.3	$1.0	$1.5	$2.1
Finance lease liabilities, including imputed interest	0.4	0.4	—	—	—
Operating lease liabilities, including imputed interest (1)	75.9	13.2	23.3	15.1	24.3
Pension plan contributions (2)	0.5	0.5	—	—	—
Purchase obligations (3)	257.9	254.7	2.9	0.3	—
Convertible notes - principal (4)	1,500.0	—	—	450.0	1,050.0
Convertible notes - interest (4)	38.1	6.4	12.7	11.1	7.9
Total	$1,877.7	$275.5	$39.9	$478.0	$1,084.3
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of September 26, 2020, we expect to receive sublease income of approximately $5.0 million over the next three years. Refer to “Note 7. Leases” in the notes to condensed consolidated financial statements.
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
(3) Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 14. Commitments and Contingencies” in the notes to condensed consolidated financial statements.
(4) Includes principal and interest on our 0.25% Convertible Notes due in 2024 (the “2024 Notes” and together with the 2026 Notes, the “Notes”) through March 2024, and principal and interest on our 0.50% 2026 Notes through December 2026. We have the right to redeem the 2024 Notes and the 2026 Notes in whole or in part at any time on or after March 15, 2024 and on or after December 15, 2026, respectively. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.
As of September 26, 2020, our other non-current liabilities also include $18.2 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Financial Condition
Liquidity and Capital Resources
As of September 26, 2020 and June 27, 2020, our cash and cash equivalents of $269.5 million and $298.0 million, respectively, were largely held in the United States. As of September 26, 2020 and June 27, 2020, our short-term investments of $1,341.2 million and $1,255.8 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, highly liquid investment grade fixed income securities, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.

The total amount of cash and cash equivalents outside the United States as of September 26, 2020 was $129.8 million, which was primarily held by entities incorporated in the British Virgin Islands, China, Hong Kong, Japan, Thailand, and the United Kingdom. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
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
As of September 26, 2020 and June 27, 2020, the debt component of our 2024 Notes was recorded in long-term liabilities. However, if our stock price exceeds $78.80 for 20 of the last 30 trading days of the second quarter of fiscal 2021, the 2024 Notes would become convertible at the option of the holders. Therefore, the debt component of our 2024 Notes (approximately $375 million as of September 26, 2020) would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of September 26, 2020, our condensed consolidated balance of cash and cash equivalents decreased by $28.5 million, to $269.5 million from $298.0 million as of June 27, 2020. The decrease in cash and cash equivalents was mainly due to cash used in investing activities of $114.0 million and cash used in financing activities of $19.2 million, offset by cash provided by operating activities of $104.7 million during the three months ended September 26, 2020.
Operating Cash Flow
Cash provided by operating activities was $104.7 million during the three months ended September 26, 2020. Our net income was $67.1 million for the three months ended September 26, 2020. Cash provided by operating activities was generated primarily from $80.3 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our convertible notes, and other non-cash charges), offset by $42.7 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $30.3 million and inventories of $22.9 million, offset by an increase in accrued expenses and other current and non-current liabilities of $16.3 million.
Cash provided by operating activities was $87.5 million during the three months ended September 28, 2019. Our net income was $47.6 million for the three months ended September 28, 2019. Cash provided by operating activities was generated primarily from $75.7 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our term loans and 2024 Notes, and other non-cash charges), offset by $35.8 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $54.8 million offset by a decrease in inventories of $23.5 million.
Investing Cash Flow
Cash used in investing activities of $114.0 million during the three months ended September 26, 2020 was primarily attributable to purchases of short-term investments, net of sales and maturities of $88.2 million and capital expenditures of $26.3 million.
Cash provided by investing activities of $21.7 million during the three months ended September 28, 2019 was primarily attributable to sales of short-term investments, net of purchases of $44.4 million, offset by capital expenditures of $21.7 million and payment for asset acquisition of $1.0 million.
Financing Cash Flow
Cash used in financing activities of $19.2 million during the three months ended September 26, 2020 resulted primarily from tax payments related to restricted stock $19.1 million.
Cash used in financing activities of $2.8 million during the three months ended September 28, 2019 resulted from the repayment of principal on our finance leases.

Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of September 26, 2020 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of September 26, 2020 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and regional shelters-in-place is an unprecedented phenomenon that is continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:

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
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three months ended September 26, 2020 and September 28, 2019, we recorded foreign exchange gains (losses), net of $(2.3) million and $1.1 million, respectively, in the other income (expense), net in the condensed consolidated statements of operations.
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

Interest Rate Fluctuation Risk
As of September 26, 2020, we had cash, cash equivalents, and short-term investments of $1,610.7 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, highly liquid investment grade fixed income securities, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of September 26, 2020, the weighted-average life of our investment portfolio was less than six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 26, 2020, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $5.8 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.9 million.
Bank Liquidity Risk
As of September 26, 2020, we had approximately $135.6 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also names Lumentum as a defendant. A motion to dismiss the amended complaint was granted in part and denied in part on October 8, 2020. The Karri Lawsuit remains pending, and the court ordered the parties to submit a joint proposed schedule by October 30, 2020. Defendants intend to defend the Karri Lawsuit vigorously.

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
As a result of the COVID-19 outbreak around the world, beginning in early February 2020, Lumentum implemented certain travel restrictions, temporarily closed or limited the number of employees permitted onsite in our offices and manufacturing sites in several heavily impacted locations, and implemented work-from-home rules at most of our facilities. In some locations, these restrictions have been relaxed, but we continue to monitor changes in each location and we may need or choose to impose restrictions again as the situation evolves. These measures as well as additional workforce disruptions due to quarantines, governmental actions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at certain of our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers and the communities in which we operate, have caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in the United States, China, Thailand and the United Kingdom. Our ability to continue certain research and development activities has also been limited which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.

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

The COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may continue to affect demand for our products and impact our results of operations. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains a highly dynamic, we have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.

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
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, particularly in light of the impacts of COVID-19 on their businesses and markets, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Our relationships with large customers may also be harmed to the extent the impacts of the COVID-19 pandemic prevent us from being able to satisfy their orders in a timely manner. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
Our ability to sell our products to a significant customer has been restricted.
On May 16, 2019, Huawei Technologies Co. Ltd. and 68 designated non-U.S. affiliates (collectively, “Huawei”) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”), which imposes limitations on the supply of certain U.S. items and product support to Huawei. We suspended shipments of all products to Huawei until we were able to review our product portfolio and determine whether our products are subject to the Export Administration Regulations (“EAR”), and therefore within the scope of the Entity List restrictions. We resumed shipments of certain of our products to Huawei during the quarter ended June 29, 2019 after determining that such products are not subject to the EAR.
On August 17, 2020, BIS issued final rules that further restrict access by Huawei to items produced domestically and abroad from U.S. technology and software. The final rules will prevent us from selling certain products to Huawei entities without a license issued subject to the EAR. We anticipate applying for an EAR export license, but it is unclear if an EAR export license will be granted, or when it will be granted, if at all. Further, even if there are products unaffected by the rule or for which we are able to obtain an export license, Huawei may not be able to source products from other suppliers due to the final rules, which could impact Huawei’s demand for our products.
Under the current regulatory regime, our business with Huawei has been and will continue to be more limited than it was in the past. For example, we may be unable to supply certain additional products or be limited or unable to work with Huawei on future product developments while Huawei remains on the Entity List, which may negatively impact our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves. At this time, we believe that sales to Huawei beyond the second quarter of fiscal 2021 will continue to decline.
Tensions between the governments of the US and China have continued to escalate. We cannot be certain what additional actions the U.S. government may take with respect to Huawei, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 through August 2020, including the recent restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government has added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations.

We also manufacture customized products for Huawei, and therefore may be unable to sell certain finished goods inventory to alternative customers, or may be unable to utilize such manufacturing capabilities for products for alternative customers, which may result in further excess and obsolete inventory charges and/or underutilized capacity charges in future periods. In addition, we sell various non-customized products to Huawei in which Huawei represents a significant portion of the related products’ demand.  We have taken charges, and may have significant future charges, for common components which become excess as a result of the inability to sell to Huawei. Future charges related to trade restrictions could be caused by either additional regulatory restrictions enacted with respect to Huawei, or revisions to our estimates of the impact from already-enacted restrictions.  Additional charges may also occur with respect to customized products that we manufacture for other customers in the event that such customers were to be added to the Entity List or otherwise if our ability to sell to such customers were restricted.
Intense competition in our markets may lead to an accelerated reduction in our prices, revenues, margins and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI, Acacia Communications (which has entered into an agreement to be acquired by Cisco), AMS, Broadcom, Coherent, Fujitsu Optical Components, Furukawa Electric, IPG Photonics, MACOM, Mitsubishi Electric, Molex, Neophotonics, nLight, O-net Communications, Sumitomo Electric Industries and Trumpf. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, the merger or consolidation of significant competitors, for example, II-VI’s acquisition of Finisar in September of 2019, the pending acquisition of Acacia Communications by Cisco, and the acquisition of OSRAM by AMS in December 2019, may enable our competitors to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
The manufacturing of our products may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities or if our contract manufacturers and suppliers fail to meet our production requirements.
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of COVID-19 impacts, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in central Asia, and we would be severely impacted if there were further escalation of COVID-19 or related restrictions imposed by governments or private industry in that region.
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

Additionally, our ability to fulfill our customers’ demand, or the ability of our contract manufacturers to fulfill their obligations, may be affected by natural disasters, including a global pandemic such as COVID-19, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past we experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. There is also an increased focus on corporate social and environmental responsibility in our industry. As a result, a number of our customers may adopt policies that include social and environmental responsibility provisions that their suppliers should comply with. These provisions may be difficult and expensive to comply with, given the complexity of our supply chain. We may be unable to cause our suppliers or contract manufactures to comply with these provisions which may adversely affect our relationships with customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results. The United States has imposed tariffs on the import of certain products manufactured in China, and may propose further tariffs in the future, which could increase costs associated with the manufacturing of our products in China, and potentially other countries, and negatively impact our sales levels and profit margins.
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers, restrictions or inability to operate due to COVID-19, or regarding our own business strategies, we may choose or be required to transfer the manufacturing of certain products to other manufacturing sites, including to our own manufacturing facilities. For example, in 2019 we transitioned the manufacturing of our products with one of our contract manufacturers in China to our Shenzhen and Thailand manufacturing facilities and to other contract manufacturers. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable or unwilling to meet our demand. There also may be delays with the transfer of manufacturing equipment and successfully setting up that equipment at the transfer sites and training new operators. If such transfers are unsuccessful or take a longer period of time than expected, it could result in interruptions in supply and would likely impact our financial condition and results of operations.
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

•
political developments of foreign nations, including Brexit and recent political developments in Hong Kong and the potential impact such developments or further actions could have on our customers in Hong Kong; and

•
the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.

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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, on May 16, 2019, Huawei was added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce and additional regulatory restrictions were imposed in May and August 2020 to the Foreign-Produced Direct Product Rule, which impose limitations on the supply of certain U.S. items and product support to Huawei, and FiberHome Technologies was added to the Entity List on May 22, 2020. We cannot predict what additional actions the U.S. government may take with respect to Huawei beyond what is described above or to other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers.
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
We have in the past made several acquisitions, including our acquisition of Oclaro in December 2018 and we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
We have in the past, and may in the future, divest or reduce our investment in certain businesses or product lines from time to time. For example, in the fourth quarter of fiscal year 2019, we completed the divestiture of our Datacom module business in Japan, and in the second quarter of fiscal year 2020 we sold the assets associated with certain Lithium Niobate product lines manufactured by our San Donato, Italy site. Such divestitures involve risks, such as difficulty separating portions of or entire businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
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
We initiated a new international corporate structure more closely aligned with our international operations during the third quarter of fiscal 2018. The new corporate structure is intended to reduce our overall effective tax rate through changes among our wholly-owned subsidiaries in how we use our intellectual property, and how we structure our international procurement and sales operations. The new structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. The intercompany arrangements are intended to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We have not yet operationalized the new structure to the full extent possible due to various factors including the acquisition of Oclaro in the second quarter of fiscal 2019. We are currently in the process of assessing the Oclaro transaction’s impact to our tax structure and, depending on the outcome, we may make modifications to the new structure in order to achieve better tax and operational efficiency. If we are unable to fully adopt a new international structure, if substantial modifications to the new international structure or the way we operate our business are made in light of the Oclaro acquisition or for other reasons, such as future acquisitions or divestitures, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the new structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the new international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, we may be unable to realize the anticipated tax savings which could materially and adversely affect our operating and financial results.

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

Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access or acquisition of confidential information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information on our systems. During the COVID-19 pandemic, the internet has experienced an increase in cyber threats in the form of phishing emails, malware attachments and malicious websites. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent while our workforce is distributed following shelter-in-place orders particularly given the increased remote access to our networks and systems as a result. Further, our third party service providers may have been and may be in the future subject to such attacks. In addition, actions by our employees, service providers, partners, contractors or others, whether malicious or in error, could affect the security of our systems. Further, a breach of our information technology infrastructure could result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access or acquisition of such proprietary information, and any actual or perceived security breach could cause significant damage to our reputation and adversely impact our relationships with our customers. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems could lead to misappropriation of proprietary and confidential information.
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
We are subject to laws and regulations worldwide including with respect to environmental matters, securities laws, privacy and data protection, compliance with which could increase our expenses and harm our operating results.
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
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE”. From the January 3, 2017 through September 26, 2020, the reported high and low closing prices of our common stock per NASDAQ has ranged from $34.40 to $95.56. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	general economic and market conditions and other external factors, particularly in light of the market volatility driven by the impact of COVID-19;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	a shift in our investor base;

•	the financial performance of other companies in our industry, and of our customers;

•	success or failure of our business strategy;

•	credit market fluctuations which could negatively impact our ability to obtain financing as needed;

•	changes in governmental regulation including taxation and tariff policies;

•	changes in global political tensions that may affect business with our customers;

•	announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions;

•	investor perception of us and our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	litigation or disputes in which we may become involved;

•	overall market fluctuations;

•	sales of our shares by our officers, directors, or significant stockholders; and

•	the timing and amount of dividends and share repurchases, if any.
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
101
The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 26, 2020 and September 28, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 26, 2020 and September 28, 2019; (iii) Condensed Consolidated Balance Sheets as of September 26, 2020 and June 27, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 26, 2020 and September 28, 2019; (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 26, 2020 and September 28, 2019; and (vi) Notes to the Consolidated Financial Statements.
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

LUMENTUM HOLDINGS INC.

Date:	November 2, 2020	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer