Form 10-Q
period 2020-12-26
Lumentum Holdings Inc.
filed 2021-02-02
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2020
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 26, 2021, the Registrant had 75.7 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenue	$478.8	$457.8	$931.2	$907.7
Cost of sales	234.2	256.3	465.9	526.0
Amortization of acquired developed intangibles	15.0	12.4	30.0	24.9
Gross profit	229.6	189.1	435.3	356.8
Operating expenses:
Research and development	52.8	51.0	103.2	100.9
Selling, general and administrative	61.3	62.4	117.6	119.1
Restructuring and related charges	0.2	0.9	0.2	2.2
Total operating expenses	114.3	114.3	221.0	222.2
Income from operations	115.3	74.8	214.3	134.6
Interest expense	(16.3)	(18.3)	(32.3)	(29.7)
Other income (expense), net	(0.9)	1.2	(0.3)	6.2
Income before income taxes	98.1	57.7	181.7	111.1
Provision for income taxes	14.9	8.6	31.4	14.4
Net income	$83.2	$49.1	$150.3	$96.7

Net income per share:
Basic	$1.10	$0.64	$1.99	$1.26
Diluted	$1.06	$0.63	$1.92	$1.24

Shares used to compute net income per share:
Basic	75.6	76.8	75.5	76.9
Diluted	78.4	78.0	78.3	77.8

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net income	$83.2	$49.1	$150.3	$96.7
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale securities	(0.4)	(0.2)	(1.9)	(0.1)
Other comprehensive loss, net of tax	(0.4)	(0.2)	(1.9)	(0.1)
Comprehensive income, net of tax	$82.8	$48.9	$148.4	$96.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(Unaudited)

	December 26, 2020	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$321.3	$298.0
Short-term investments	1,379.0	1,255.8
Accounts receivable, net	276.7	233.5
Inventories	207.1	188.9
Prepayments and other current assets	82.1	73.8
Total current assets	2,266.2	2,050.0
Property, plant and equipment, net	385.8	393.0
Operating lease right-of-use assets, net	71.8	78.7
Goodwill	368.9	368.9
Other intangible assets, net	285.2	316.8
Deferred income taxes	84.9	81.2
Other non-current assets	5.4	4.0
Total assets	$3,468.2	$3,292.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111.3	$150.8
Accrued payroll and related expenses	46.9	53.4
Accrued expenses	32.7	23.7
Convertible notes, current	380.3	—
Operating lease liabilities, current	10.8	10.8
Other current liabilities	65.3	44.3
Total current liabilities	647.3	283.0
Convertible notes, non-current	769.1	1,120.3
Operating lease liabilities, non-current	55.1	57.6
Deferred tax liability	36.7	46.5
Other non-current liabilities	38.1	36.0
Total liabilities	1,546.3	1,543.4
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 75.7 and 75.1 shares issued and outstanding as of December 26, 2020 and June 27, 2020, respectively	0.1	0.1
Additional paid-in capital	1,700.9	1,676.6
Retained earnings	214.9	64.6
Accumulated other comprehensive income	6.0	7.9
Total stockholders’ equity	1,921.9	1,749.2
Total liabilities and stockholders’ equity	$3,468.2	$3,292.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 27, 2020	75.1	$0.1	$1,676.6	$64.6	$7.9	$1,749.2
Net income	—	—	—	67.1	—	67.1
Other comprehensive loss	—	—	—	—	(1.5)	(1.5)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.4	—	(19.1)	—	—	(19.1)
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	20.3	—	—	20.3
Balance as of September 26, 2020	75.5	$0.1	$1,677.9	$131.7	$6.4	$1,816.1
Net income	—	—	—	83.2	—	83.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.1	—	(7.1)	—	—	(7.1)
ESPP shares issued	0.1	—	5.5	—	—	5.5
Stock-based compensation	—	—	24.6	—	—	24.6
Balance as of December 26, 2020	75.7	$0.1	$1,700.9	$214.9	$6.0	$1,921.9

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 29, 2019	76.7	$0.1	$1,360.8	$129.1	$7.1	$1,497.1
Net income	—	—	—	47.6	—	47.6
Other comprehensive income	—	—	—	—	0.1	0.1
Issuance of shares pursuant to equity plans, net of tax withholdings	0.5	—	—	—	—	—
Stock-based compensation	—	—	16.5	—	—	16.5
Balance as of September 28, 2019	77.2	$0.1	$1,377.3	$176.7	$7.2	$1,561.3
Net income	—	—	—	49.1	—	49.1
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.3	—	—	—	—	—
Exercise of stock options	—	—	0.3	—	—	0.3
Equity component of the 2026 Notes, net of tax of $67.0 million and issuance costs of $2.3 million	—	—	245.9	—	—	245.9
ESPP shares issued	0.1	—	4.9	—	—	4.9
Repurchases of common stock	(2.9)	—	—	(200.0)	—	(200.0)
Stock-based compensation	—	—	20.3	—	—	20.3
Balance as of December 28, 2019	74.7	$0.1	$1,648.7	$25.8	$7.0	$1,681.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
OPERATING ACTIVITIES:	December 26, 2020	December 28, 2019
Net income	$150.3	$96.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	47.6	60.3
Stock-based compensation	43.6	36.9
Loss on early extinguishment of debt	—	8.0
Amortization of acquired intangibles	41.6	37.4
Loss on disposal of property, plant and equipment	4.7	4.7
Amortization of debt discount and debt issuance costs	29.1	11.3
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	—	4.3
Other non-cash expense (income)	3.8	(0.5)
Changes in operating assets and liabilities:
Accounts receivable	(43.7)	(54.0)
Inventories	(16.9)	44.3
Operating lease right-of-use assets, net	6.9	6.6
Prepayments and other current and non-currents assets	(9.8)	4.8
Income taxes, net	11.0	10.4
Accounts payable	(35.8)	(18.7)
Accrued payroll and related expenses	(6.5)	11.4
Operating lease liabilities	(2.5)	(6.9)
Accrued expenses and other current and non-current liabilities	9.8	(7.2)
Net cash provided by operating activities	233.2	249.8
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(50.5)	(47.4)
Payment for asset acquisition	(10.0)	(3.0)
Proceeds from sale of product lines	1.3	2.5
Purchases of short-term investments	(952.2)	(51.3)
Proceeds from maturities and sales of short-term investments	822.4	157.0
Net cash (used in) provided by investing activities	(189.0)	57.8
FINANCING ACTIVITIES:
Repurchase of common stock	—	(200.0)
Proceeds from the issuance of 0.50% Convertible Notes due 2026, net of issuance costs	—	1,042.9
Tax payments related to restricted stock	(26.2)	—
Proceeds from employee stock plans	5.5	4.9
Principal payments on finance leases	(0.3)	(5.8)
Proceeds from the exercise of stock options	0.1	0.3
Repayment of term loan	—	(497.5)
Net cash (used in) provided by financing activities	(20.9)	344.8
Increase in cash and cash equivalents	23.3	652.4
Cash and cash equivalents at beginning of period	298.0	432.6
Cash and cash equivalents at end of period	$321.3	$1,085.0

Supplemental disclosure of cash flow information:
Cash paid for taxes	$20.5	$3.9
Cash paid for interest	3.2	10.2

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$6.9	$9.4

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Issuance costs in current liabilities	—	0.7
Right-of-use assets obtained in exchange for new operating lease liabilities	—	2.2
Net transfer of assets from property plant and equipment to assets held-for-sale	—	2.1
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
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2021 is a 53-week year ending on July 3, 2021, with the quarter ended December 26, 2020 being a 13-week quarterly period and our third quarter ending on April 3, 2021 being a 14-week quarterly period. Our fiscal 2020 was a 52-week year that ended on June 27, 2020, with the quarter ended December 28, 2019 being a 13-week quarterly period.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
Accounting Policies
The accompanying condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020. There have been no significant changes to these policies during the six months ended December 26, 2020, except for the removal of the long-lived asset valuation policy and the updates resulting from the adoption of Topic 326, as discussed in “Note 2. Recently Issued Accounting Pronouncements”.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on transfers between Level 1 and Level 2, valuation processes of Level 3 fair value measurements, and the categorization by level for items that are not measured at fair value, but for which the fair value is required to be disclosed. We adopted ASU 2018-13 in the first quarter of fiscal 2021 with no impact to our condensed consolidated financial statements.
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
With the adoption of Topic 326, we are now assessing whether unrealized losses have resulted from a credit loss or other factors. We believe none of our unrealized losses on available-for-sale investments were other-than temporary or were attributable to credit losses as of December 26, 2020 and June 27, 2020. We review our available-for-sale investments on a quarterly basis to identify a potential other-than-temporary impairment. The investments with unrealized losses consisted primarily of corporate debt securities, and given the extent of the unrealized loss positions, the issuers' high credit ratings and the near-term market conditions, we believe our unrealized losses are temporary. We also do not have an intent to sell our investments and would not be required to sell them before they recover.
The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. We determine whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers' latest available financial statements, their credit standing and historical collection experience, as well as current and future market and economic conditions. As of December 26, 2020 and June 27, 2020, the allowance for credit losses on our trade receivables was $1.7 million and $1.8 million, respectively.
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
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Numerator:
Net income	$83.2	$49.1	$150.3	$96.7
Denominator:
Basic weighted average common shares outstanding	75.6	76.8	75.5	76.9
Effect of dilutive securities from stock-based benefit plans	0.7	0.7	0.8	0.7
Shares issuable assuming conversion of the 2024 Notes	2.1	0.5	2.0	0.2
Diluted weighted average common shares outstanding	78.4	78.0	78.3	77.8
Net income per share:
Basic	$1.10	$0.64	$1.99	$1.26
Diluted	$1.06	$0.63	$1.92	$1.24
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding convertible notes, all using the treasury stock method.
We have the ability and intent to settle the face value of our convertible notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the convertible notes. The 2026 Notes (as defined in Note 9) will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $99.29. The potentially dilutive shares resulting from the 2024 Notes (as defined in Note 9) were included in the calculation of diluted income per share for the three and six months ended December 26, 2020 since the average price of our common stock exceeded the conversion price of $60.62. Refer to “Note 9. Debt” for further discussion.
Anti-dilutive potential shares are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material and 0.5 million shares for the three and six months ended December 26, 2020, respectively. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for the three and six months ended December 28, 2019, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 26, 2020:
Cash	$107.7	$—	$—	$107.7
Cash equivalents:
Commercial paper	10.0	—	—	10.0
Money market funds	203.6	—	—	203.6
Total cash and cash equivalents	$321.3	$—	$—	$321.3
Short-term investments:
Certificates of deposit	$4.9	$—	$—	$4.9
Commercial paper	112.8	—	—	112.8
Corporate debt securities	523.2	0.5	(0.2)	523.5
U.S. Agency securities	60.6	—	—	60.6
U.S. Treasury securities	677.0	0.2	—	677.2
Total short-term investments	$1,378.5	$0.7	$(0.2)	$1,379.0

June 27, 2020:
Cash	$114.2	$—	$—	$114.2
Cash equivalents:
Money market funds	159.6	—	—	159.6
U.S. Treasury securities	24.2	—	—	24.2
Total cash and cash equivalents	$298.0	$—	$—	$298.0
Short-term investments:
Certificates of deposit	$12.9	$—	$—	$12.9
Commercial paper	179.9	0.3	—	180.2
Corporate debt securities	435.0	1.7	(0.1)	436.6
Foreign government bonds	1.7	—	—	1.7
U.S. Agency securities	59.5	—	—	59.5
U.S. Treasury securities	563.9	1.0	—	564.9
Total short-term investments	$1,252.9	$3.0	$(0.1)	$1,255.8
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended December 26, 2020 and December 28, 2019, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and six months ended December 26, 2020, our other income (expense), net was $(0.9) million and $(0.3) million, respectively, and includes interest income on cash equivalents and short-term investments of $1.5 million and $3.9 million, respectively. During the three and six months ended December 28, 2019, our other income (expense), net was $1.2 million and $6.2 million, respectively, and includes interest income on cash equivalents and short-term investments of $3.4 million and $7.4 million, respectively.
We included $5.2 million and $4.3 million of interest receivable in prepayments and other current assets as of December 26, 2020 and June 27, 2020, respectively. We did not recognize an allowance for credit losses against interest receivable in any of the periods presented as there were no such losses.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months
	Fair Value	Unrealized Losses
December 26, 2020:
U.S. Agency securities	$36.6	$—
Commercial paper	72.6	—
Corporate debt securities	246.1	(0.2)
U.S. government bonds	151.8	—
Total	$507.1	$(0.2)

June 27, 2020:
Certificates of deposit	$3.1	$—
Commercial paper	51.1	—
Corporate debt securities	96.5	(0.1)
Foreign government bonds	1.7	—
U.S. Agency securities	47.0	—
U.S. government bonds	159.8	—
Total	$359.2	$(0.1)
As of December 26, 2020 and June 27, 2020, we have no unrealized loss positions for a period of greater than 12 months on our cash equivalents and short-term investments.
The following table classifies our short-term investments by contractual maturities (in millions):

	December 26, 2020		June 27, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$1,036.5	$1,036.9	$1,237.4	$1,239.9
Due in 1 year through 5 years	342.0	342.1	15.5	15.9
	$1,378.5	$1,379.0	$1,252.9	$1,255.8
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 26, 2020: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$10.0	$—	$10.0
Money market funds	203.6	—	—	203.6
Short-term investments:
Certificates of deposit	—	4.9	—	4.9
Commercial paper	—	112.8	—	112.8
Corporate debt securities	—	523.5	—	523.5
U.S. Agency securities	—	60.6	—	60.6
U.S. Treasury securities	677.2	—	—	677.2
Total assets	$880.8	$711.8	$—	$1,592.6
(1) Excludes $107.7 million in cash held in our bank accounts at December 26, 2020.

	Level 1	Level 2	Level 3	Total
June 27, 2020: (1)
Assets:
Cash equivalents:
Money market funds	$159.6	$—	$—	$159.6
U.S. Treasury securities	24.2	—	—	24.2
Short-term investments:
Certificates of deposit	—	12.9	—	12.9
Commercial paper	—	180.2	—	180.2
Corporate debt securities	—	436.6	—	436.6
Foreign government bonds	—	1.7	—	1.7
U.S. Agency securities	—	59.5	—	59.5
U.S. Treasury securities	564.9	—	—	564.9
Total assets	$748.7	$690.9	$—	$1,439.6
(1) Excludes $114.2 million in cash held in our bank accounts as of June 27, 2020.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The carrying amounts and estimated fair values of the 2026 Notes and the 2024 Notes are as follows for the periods presented (in millions):

	December 26, 2020		June 27, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 Notes	$769.1	$1,312.5	$749.7	$1,070.2
2024 Notes	380.3	765.1	370.6	620.0
	$1,149.4	$2,077.6	$1,120.3	$1,690.2
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
Note 6. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of December 26, 2020 and June 27, 2020, the allowance for credit losses on our trade receivables was $1.7 million and $1.8 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	December 26, 2020	June 27, 2020
Raw materials and purchased parts	$70.4	$57.9
Work in process	84.2	67.6
Finished goods	52.5	63.4
Inventories	$207.1	$188.9

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	December 26, 2020	June 27, 2020
Operating lease right-of-use assets	$88.7	$90.3
Less: accumulated amortization	(16.9)	(11.6)
Operating lease right-of-use assets, net	$71.8	$78.7
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	December 26, 2020	June 27, 2020
Land	$44.1	$44.1
Buildings and improvement	118.1	114.8
Machinery and equipment	517.2	487.0
Computer equipment and software	28.7	27.5
Furniture and fixtures	8.6	7.2
Leasehold improvements	29.5	27.8
Finance lease right-of-use assets	28.1	28.1
Construction in progress	45.6	54.7
	819.9	791.2
Less: Accumulated depreciation	(434.1)	(398.2)
Property, plant and equipment, net	$385.8	$393.0
During the three and six months ended December 26, 2020, we recorded depreciation expense of $23.8 million and $47.6 million, respectively. During the three and six months ended December 28, 2019, we recorded depreciation expense of $28.7 million and $60.3 million, respectively.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	December 26, 2020	June 27, 2020
Restructuring accrual and related charges (1)	$4.6	$5.2
Warranty accrual (2)	5.7	5.0
Deferred revenue and customer deposits	0.5	1.9
Finance lease liabilities, current	0.3	0.6
Income tax payable (3)	51.5	28.8
Other current liabilities	2.7	2.8
Other current liabilities	$65.3	$44.3
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	December 26, 2020	June 27, 2020
Asset retirement obligations	$4.7	$4.6
Pension accrual	12.2	11.8
Unrecognized tax benefit	18.9	17.3
Other non-current liabilities	2.3	2.3
Other non-current liabilities	$38.1	$36.0
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
We also have various finance leases of servers and certain other equipment for our operations. These arrangements are typically for two to four years.
As of December 26, 2020, we sublease certain floors of our offices in the United Kingdom, the United States, Canada, and Japan. These subleases will expire at various dates by fiscal year 2023. We anticipate receiving approximately $4.4 million in sublease income over the next two years.
The components of lease costs, lease term, and discount rate are as follows:

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Finance lease cost (in millions):
Amortization of right-of-use assets	$0.1	$4.3	$0.3	$8.2
Interest	—	—	—	0.1
Operating lease cost	3.6	4.0	7.2	8.0
Short-term and variable lease costs	1.2	1.0	2.3	2.1
Sublease income	(0.7)	(0.6)	(1.4)	(1.2)
Total lease cost	$4.2	$8.7	$8.4	$17.2

			December 26, 2020	June 27, 2020
Weighted average remaining lease term (in years):
Operating leases			8.0	8.6
Finance leases			0.5	1.0
Weighted average discount rate:
Operating leases			3.5%	3.5%
Finance leases			4.4%	4.4%
As of December 26, 2020, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)	Finance Leases	Total
Remainder of 2021	$6.8	$0.3	$7.1
2022	13.1	—	13.1
2023	11.8	—	11.8
2024	10.1	—	10.1
2025	6.7	—	6.7
Thereafter	26.3	—	26.3
Total minimum lease payments	$74.8	$0.3	$75.1
Less: amount representing interest	(8.9)	—	(8.9)
Present value of total lease liabilities	$65.9	$0.3	$66.2
(1) Non-cancellable sublease proceeds for the remainder of fiscal 2021, and fiscal 2022, and 2023 of $1.5 million, $2.3 million, and $0.6 million, respectively, are not included in the table above.
Note 8. Goodwill and Other Intangible Assets
Goodwill
The following table presents our goodwill balance by the reportable segments as of December 26, 2020 and June 27, 2020 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of December 26, 2020 and June 27, 2020	$363.5	$5.4	$368.9
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2020, we completed the annual

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three and six months ended December 26, 2020.
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
On October 29, 2020, we purchased intellectual property from the third party for a total consideration of $10.0 million. These intangible assets have an estimated useful life of 5 years.
The following tables present details of our other intangibles as of the periods presented (in millions, except for weighted average remaining amortization period):

December 26, 2020	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$381.5	$(207.2)	$174.3	3.4
Customer relationships	149.3	(48.4)	100.9	6.0
In-process research and development	10.0	—	10.0	n/a
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$565.5	$(280.3)	$285.2

June 27, 2020	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$371.5	$(176.9)	$194.6	3.7
Customer relationships	149.3	(37.1)	112.2	6.5
In-process research and development	10.0	—	10.0	n/a
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$555.5	$(238.7)	$316.8
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Cost of sales	$15.0	$12.4	$30.0	$24.9
Selling, general and administrative	5.9	6.2	11.6	12.5
Total amortization of intangibles	$20.9	$18.6	$41.6	$37.4

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Based on the carrying amount of our acquired developed technologies and other intangibles, excluding IPR&D, as of December 26, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2021	$42.3
2022	82.1
2023	58.6
2024	38.8
2025	27.7
Thereafter	25.7
Total future amortization	$275.2
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
Prior to the close of business on the business day immediately preceding September 15, 2026, holders of the 2026 Notes may convert their 2026 Notes only under certain circumstances discussed in detail in our Annual Report on Form 10-K for the year ended June 27, 2020.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share, a 132.5% premium to the fair market value at the date of issuance. Prior to the close of business on the business day immediately preceding December 15, 2023, each holder of the 2024 Notes may convert their 2024 Notes only under certain circumstances discussed in detail in our Annual Report on Form 10-K for the year ended June 27, 2020.
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	December 26, 2020		June 27, 2020
	2024 Notes (1)	2026 Notes	2024 Notes (1)	2026 Notes
Principal	$450.0	$1,050.0	$450.0	$1,050.0
Unamortized debt discount and debt issuance costs	(69.7)	(280.9)	(79.4)	(300.3)
Net carrying amount of the liability component	$380.3	$769.1	$370.6	$749.7
(1) Since the closing price of our stock exceeded $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of the second quarter of fiscal 2021, the 2024 Notes have become convertible at the option of the holders. Therefore, the debt component of our 2024 Notes as of December 26, 2020 was reclassified to current liabilities in our condensed consolidated balance sheet.
If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Contractual interest expense	$1.6	$0.5	$3.2	$0.7
Amortization of the debt discount and debt issuance costs	14.7	6.2	29.1	10.8
Total interest expense	$16.3	$6.7	$32.3	$11.5
The future interest and principal payments related to our convertible notes are as follows as of December 26, 2020 (in millions):

Fiscal Years	2024 Notes	2026 Notes	Total
Remainder of 2021	$0.6	$2.6	$3.2
2022	1.1	5.3	6.4
2023	1.1	5.3	6.4
2024	451.1	5.3	456.4
2025	—	5.3	5.3
Thereafter	—	1,057.7	1,057.7
Total convertible notes payments	$453.9	$1,081.5	$1,535.4

The principal balances of our Notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversion.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Term Loan Facility
In December 2018, concurrent with the closing of the Oclaro merger, we entered into a credit agreement providing for a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $500.0 million and we drew in full the term loans available under the Term Loan Facility on the closing date of the Oclaro merger. In the second quarter of fiscal 2020, we repaid, in full, all amounts outstanding under our Term Loan Facility. During the three and six months ended December 28, 2019, we incurred $11.6 million and $18.1 million of interest expense on this Term Loan Facility, which includes $8.0 million loss on early extinguishment of debt for each period, respectively.
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations, and available-for-sale securities.
The changes in accumulated other comprehensive income (loss) were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of June 27, 2020	$9.7	$(4.2)	$2.4	$7.9
Other comprehensive loss	—	—	(1.5)	(1.5)
Ending balance as of September 26, 2020	9.7	(4.2)	0.9	6.4
Other comprehensive loss (3)	—	—	(0.4)	(0.4)
Ending balance as of December 26, 2020	$9.7	$(4.2)	$0.5	$6.0

Beginning balance as of June 29, 2019	$9.7	$(3.5)	$0.9	$7.1
Other comprehensive income	—	—	0.1	0.1
Ending balance as of September 28, 2019	9.7	(3.5)	1.0	7.2
Other comprehensive loss	—	—	(0.2)	(0.2)
Ending balance as of December 28, 2019	$9.7	$(3.5)	$0.8	$7.0
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
(3) Unrealized loss on available-for-sale securities for the three months ended December 26, 2020 is presented net of tax of $0.5 million. Tax impact was not material for the other periods presented.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11. Restructuring and Related Charges
In previous years we have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions.
The following table summarizes the activity of restructuring and related charges during the three and six months ended December 26, 2020 and December 28, 2019 (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Balance as of beginning of period	$4.4	$10.7	$5.2	$14.6
Charges	0.2	0.9	0.2	2.2
Payments	—	(6.6)	(0.8)	(11.8)
Balance as of end of period	$4.6	$5.0	$4.6	$5.0
During the three and six months ended December 26, 2020, we recorded restructuring and related charges of $0.2 million for both periods in our condensed consolidated statements of operations. The payments of $0.8 million during the six months ended December 26, 2020 were mainly attributable to previously recognized severance charges associated with the decision to move certain manufacturing from San Jose, California to our facility in Thailand and other third party vendors.
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
We recorded a tax provision of $14.9 million and $31.4 million for the three and six months ended December 26, 2020, respectively. Our tax provision for the three months ended December 26, 2020 includes a discrete tax benefit of $2.5 million mainly from the reversal of certain deferred tax liabilities recorded in prior periods and the excess benefit related to certain stock-based compensation that vested during the quarter, partially offset by currency re-measurement of certain tax related accounts. Our estimated effective tax rate for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of a benefit for foreign tax credits, Base Erosion and Anti-Abuse Tax (“BEAT”), and subpart F inclusion.
As of December 26, 2020, we had $27.6 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of commencement, resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect our unrecognized tax benefit amount that could affect the effective tax rate to decrease by $5.3 million over the next 12 months.
We believe that we have adequately provided under GAAP for potential outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of December 26, 2020, we had 2.3 million shares subject to restricted stock units and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”). Restricted stock units and performance stock units are performance-based, time-based or a combination of both. The fair value of these grants is based on the closing market price of our common stock on the date of award.
As of December 26, 2020, 2.3 million shares of common stock under the 2015 Plan were available for grant.
Replacement Awards
In connection with the acquisition of Oclaro, we issued equity awards to Oclaro employees (“replacement awards”) in exchange for their Oclaro equity awards. As of December 26, 2020, we had 0.2 million of unvested shares subject to restricted stock units under the replacement awards.
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
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.7 million shares remained available for issuance as of December 26, 2020.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three and six months ended December 26, 2020 and December 28, 2019 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Cost of sales	$4.8	$4.1	$8.5	$8.3
Research and development	5.1	4.1	9.5	7.9
Selling, general and administrative	14.2	12.0	25.6	20.7
Total stock-based compensation	$24.1	$20.2	$43.6	$36.9
Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Income tax benefit associated with stock-based compensation	$3.6	$3.8	$8.8	$6.6
Approximately $4.9 million and $3.6 million of stock-based compensation was capitalized to inventory as of December 26, 2020 and June 27, 2020, respectively.
Stock Award Activity
The following table summarizes our awards activity for the six months ended December 26, 2020 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 27, 2020	1.9	$56.6	0.3	$60.6
Granted	1.1	86.7	0.2	86.7
Vested	(0.8)	56.1	(0.1)	57.7
Canceled	(0.1)	62.3	—	71.8
Balance as of December 26, 2020	2.1	$72.2	0.4	$73.3
As of December 26, 2020, $168.0 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 27, 2020	3.5
Granted	(1.3)
Canceled	0.1
Balance as of December 26, 2020	2.3
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three months ended December 26, 2020 and December 28, 2019 was $1.2 million and $0.8 million, respectively. The 2015 Purchase Plan expense for the six months ended December 26, 2020 and December 28, 2019 was $2.3 million and $1.7 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three and six months ended December 26, 2020, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.
Note 14. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $219.8 million as of December 26, 2020, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
We depend on a limited number of contract manufacturers, subcontractors and suppliers for raw materials, packages and standard components. We generally purchase these single or limited source products through standard purchase orders or one-

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
year supply agreements and have no significant long-term guaranteed supply agreements with such vendors. While we seek to maintain a sufficient safety stock of such products and maintain on-going communications with our suppliers to guard against interruptions or cessation of supply, our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures.
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
The following table presents the changes in our warranty reserve during the three and six months ended December 26, 2020 and December 28, 2019 (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Balance as of beginning of period	$7.6	$7.0	$5.0	$7.5
Provision for warranty	0.2	0.6	4.1	1.8
Utilization of reserve	(2.1)	(0.8)	(3.4)	(2.5)
Balance as of end of period	$5.7	$6.8	$5.7	$6.8
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also names Lumentum as a defendant. A motion to dismiss the amended complaint was granted in part and denied in part by the court on October 8, 2020. On December 1, 2020, defendants answered the amended complaint. On December 23, 2020, defendants filed a motion for leave to file a motion for reconsideration of the Court’s October 8 order on the motion to dismiss, which was denied on January 29, 2021. The Karri Lawsuit remains pending with the parties currently in discovery. Defendants intend to defend the Karri Lawsuit vigorously.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of December 26, 2020, we did not have any material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenue:
OpComms	$449.1	$409.4	$877.6	$825.5
Lasers	29.7	48.4	53.6	82.2
Net revenue	$478.8	$457.8	$931.2	$907.7
Gross profit:
OpComms	$241.8	$196.4	$466.6	$388.3
Lasers	14.1	20.4	24.5	34.6
Total segment gross profit	255.9	216.8	491.1	422.9
Unallocated corporate items:
Stock-based compensation	(4.8)	(4.1)	(8.5)	(8.3)
Amortization of acquired intangibles	(15.0)	(12.4)	(30.0)	(24.9)
Amortization of inventory fair value adjustments	—	(2.1)	—	(4.3)
Inventory and fixed asset write down due to product line exits	(0.1)	(2.6)	(0.4)	(3.7)
Integration related costs	—	—	—	(3.4)
Other charges (1)	(6.4)	(6.5)	(16.9)	(21.5)
Gross profit	$229.6	$189.1	$435.3	$356.8
(1) “Other charges” of unallocated corporate items for the three and six months ended December 26, 2020 include costs of transferring product lines to new production facilities, including Thailand of $0.4 million and $2.5 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $0.8 million and $6.7 million during the three and six months ended December 26, 2020, respectively. In addition, during the three months ended December 26, 2020, we incurred $4.6 million of impairment charges associated with excess capacity related to our Fiber laser business.
“Other charges” of unallocated corporate items for the three and six months ended December 28, 2019 include costs of transferring product lines to new production facilities, including Thailand of $2.0 million and $8.1 million, respectively. We also incurred excess and obsolete inventory charges driven by the decline in demand from Huawei of $6.0 million and $12.7 million during the three and six months ended December 28, 2019.
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

	Three Months Ended				Six Months Ended
	December 26, 2020		December 28, 2019		December 26, 2020		December 28, 2019
OpComms:
Telecom and Datacom	$286.2	59.8%	$266.3	58.2%	$547.5	58.8%	$514.4	56.6%
Consumer and Industrial	162.9	34.0	143.1	31.2	330.1	35.4	311.1	34.3
Total OpComms	$449.1	93.8%	$409.4	89.4%	$877.6	94.2%	$825.5	90.9%
Lasers	29.7	6.2	48.4	10.6	53.6	5.8	82.2	9.1
Total Revenue	$478.8		$457.8		$931.2		$907.7

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

	Three Months Ended				Six Months Ended
	December 26, 2020		December 28, 2019		December 26, 2020		December 28, 2019
Net revenue:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$39.7	8.3%	$43.4	9.5%	$60.0	6.4%	$80.3	8.8%
Mexico	51.3	10.7	26.2	5.7	91.1	9.8	55.1	6.1
Other Americas	4.0	0.8	0.7	0.2	6.8	0.8	1.8	0.2
Total Americas	$95.0	19.8%	$70.3	15.4%	$157.9	17.0%	$137.2	15.1%

Asia-Pacific:
Hong Kong	$148.0	30.9%	$144.5	31.6%	$292.4	31.4%	$278.3	30.7%
Philippines	40.6	8.5	4.8	1.0	103.4	11.1	29.8	3.3
South Korea	66.0	13.8	85.0	18.6	122.0	13.1	176.6	19.5
Other Asia-Pacific	94.0	19.6	116.1	25.4	185.6	19.9	216.4	23.8
Total Asia-Pacific	$348.6	72.8%	$350.4	76.6%	$703.4	75.5%	$701.1	77.3%

EMEA	$35.2	7.4%	$37.1	8.0%	$69.9	7.5%	$69.4	7.6%

Total net revenue	$478.8		$457.8		$931.2		$907.7

During the three and six months ended December 26, 2020 compared to the three and six months ended December 28, 2019, our net revenue from the Philippines grew due to an introduction of a new product to one of our large customers.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of December 26, 2020 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance obligations	$475.4	$2.4	$—	$477.8
Contract Balances
The following table reflects the changes in contract balances as of December 26, 2020 (in millions, except percentages):

Contract balances	Balance sheet location	December 26, 2020	June 27, 2020	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$276.7	$233.5	$43.2	18.5%
Deferred revenue and customer deposits	Other current liabilities	$0.5	$1.9	$(1.4)	(73.7)%

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three and six months ended December 26, 2020, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two customers, who collectively accounted for 45% of our total net revenue for each period, respectively.
During the three and six months ended December 28, 2019, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two customers, who collectively accounted for 41% and 44% of our total net revenue, respectively.
As of December 26, 2020, our accounts receivable balance was concentrated with two customers, which individually represented 10% or greater of gross accounts receivable and collectively accounted for 24% of the balance. As of June 27, 2020, one customer represented 10% or greater of gross accounts receivable and accounted for 14% of the balance.
Long-lived assets, namely net property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	December 26, 2020	June 27, 2020
Property, plant and equipment, net
United States	$138.6	$139.1
Thailand	112.1	122.6
China	42.5	43.2
Japan	34.5	32.3
Other countries	58.1	55.8
Total long-lived assets	$385.8	$393.0
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During the three and six months ended December 26, 2020, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers, who collectively accounted for 67% and 65% of total net inventory purchases, respectively. During the three and six months ended December 28, 2019, net inventory purchases which represented 10% or greater of total net purchases, were concentrated with three and two contract manufacturers, who collectively accounted for 87% and 78% of total net inventory purchases, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 16. Subsequent Event
On January 18, 2021, Lumentum and Coherent, Inc. (“Coherent”) entered into a merger agreement (the “Merger Agreement”), under which Lumentum will acquire all outstanding shares of Coherent common stock. Each share of Coherent common stock will be exchanged for $100 in cash and 1.1851 shares of Lumentum common stock, subject to the terms of the Merger Agreement. As of the date of the Merger Agreement, the total transaction consideration is approximately $5.7 billion. Coherent stockholders will own approximately 27% of the combined company at closing.
The Merger Agreement contains certain termination rights for both Lumentum and Coherent and provides that upon termination of the Merger Agreement under specified circumstances (including termination by Coherent to accept a superior proposal), Coherent may be required to pay Lumentum a termination fee of $217.6 million. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances (including termination by Lumentum to accept a superior proposal), Lumentum may be required to pay Coherent a termination fee of $337.7 million, and if the Merger Agreement is terminated for failure to obtain antitrust approval from a Chinese governmental entity, Lumentum may be required to pay Coherent a termination fee of $279.0 million.
The total transaction consideration will be funded by a combination of approximately $3.2 billion in Lumentum common stock (based on the closing price of Lumentum common stock on the date preceding the Merger Agreement), $2.1 billion in new debt, and the remaining amount from the cash balances of the combined company. Lumentum entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch (collectively, “Deutsche Bank”), pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $2.1 billion.
The Boards of Directors of Lumentum and Coherent have unanimously approved the transaction and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, antitrust approvals in other applicable jurisdictions, including China and South Korea, the effectiveness of a registration statement on Form S-4 registering the shares of Lumentum common stock to be issued in connection with the transaction, and approval by the holders of a majority of the outstanding shares of Lumentum common stock and Coherent common stock. The transaction is not subject to any financing condition. The transaction is expected to be completed in the second half of calendar 2021.

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding US-China relations, market and regulatory conditions, and our merger with Coherent, including timing for closing of the transaction, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
Acquisition of Coherent
On January 18, 2021, we entered into a merger agreement (the “Merger Agreement”) with Coherent, Inc. (“Coherent”), under which we will acquire all outstanding shares of Coherent common stock. Each share of Coherent common stock will be exchanged for $100 in cash and 1.1851 shares of our common stock, subject to the terms of the Merger Agreement. As of the date of the Merger Agreement, the total transaction consideration is approximately $5.7 billion. Coherent stockholders will own approximately 27% of the combined company at closing.
The total transaction consideration will be funded by a combination of approximately $3.2 billion in our common stock (based on the closing price of Lumentum common stock on the date preceding the Merger Agreement), $2.1 billion in new debt, and the remaining amount from the cash balances of the combined company. We entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch (collectively, “Deutsche Bank”), pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $2.1 billion.
Our board of directors and the board of directors of Coherent have unanimously approved the transaction and the Merger Agreement. The transaction is subject to customary closing conditions, including regulatory approvals and approval by the stockholders of Coherent and Lumentum, and is expected to be completed in the second half of calendar 2021. The transaction is not subject to any financing condition.
Impact of COVID-19 to our Business
The outbreak of the COVID-19 has been declared a pandemic by the World Health Organization and continues to spread globally. The spread of COVID-19 has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines, closure or restrictions on business and quarantine or other types of “shelter-in-place” orders in many regions of the world and issuing a “shelter-in-place” order in many regions of the world. The pandemic and these related responses have caused, and are expected to continue to cause a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. We have adopted several measures in response to the COVID-19 outbreak including complying with local, state or federal orders that require employees to work from home, instructing employees to work from home in certain jurisdictions, limiting the number of employees onsite which slowed our manufacturing operations in certain countries, enhanced use of personal protective equipment and restricting non-critical business travel by our employees.

In the geographies we have operations, we have, in general, been deemed an essential business and been permitted to continue manufacturing and new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. Given the rapidly evolving situation, it is difficult to predict the magnitude and duration of the impact of the COVID-19 pandemic to our markets or precisely when our ability to supply our products will return to full capacity. We are continuing to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers, and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2021.
While the recent outbreak of the COVID-19 did not have a material adverse effect on our reported results for our second quarter of fiscal 2021, we are actively monitoring the impact of the coronavirus outbreak. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, the speed and efficacy of a vaccine distribution, actions by government authorities and private businesses to contain the severity of the outbreak in various geographies and the speed and trajectory of any recovery from the impact of the pandemic, among other things.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Inventory Valuation
•Revenue Recognition
•Income Taxes
•Goodwill
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 27, 2020 provides a more complete discussion of our critical accounting policies and estimates. There have been no significant changes to these policies during the six months ended December 26, 2020, except for the removal of the long-lived asset valuation policy and the updates resulting from the adoption of Topic 326, as discussed in “Note 2. Recently Issued Accounting Pronouncements”.

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
Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Segment net revenue:
OpComms	93.8%	89.4%	94.2%	90.9%
Lasers	6.2	10.6	5.8	9.1
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	48.9	56.0	50.0	57.9
Amortization of acquired developed intangibles	3.1	2.7	3.2	2.7
Gross profit	48.0	41.3	46.7	39.3
Operating expenses:
Research and development	11.0	11.1	11.1	11.1
Selling, general and administrative	12.8	13.6	12.6	13.1
Restructuring and related charges	—	0.2	—	0.2
Total operating expenses	23.9	25.0	23.7	24.5
Income from operations	24.1	16.3	23.0	14.8
Interest expense	(3.4)	(4.0)	(3.5)	(3.3)
Other income (expense), net	(0.2)	0.3	—	0.7
Income before income taxes	20.5	12.6	19.5	12.2
Provision for income taxes	3.1	1.9	3.4	1.6
Net income	17.4%	10.7%	16.1%	10.7%

Financial Data for the three and six months ended December 26, 2020 and December 28, 2019
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 26, 2020	December 28, 2019	Change	Percentage Change	December 26, 2020	December 28, 2019	Change	Percentage Change
Segment net revenue:
OpComms	$449.1	$409.4	$39.7	9.7%	$877.6	$825.5	$52.1	6.3%
Lasers	29.7	48.4	(18.7)	(38.6)	53.6	82.2	(28.6)	(34.8)
Net revenue	$478.8	$457.8	$21.0	4.6%	$931.2	$907.7	$23.5	2.6%

Gross profit	$229.6	$189.1	$40.5	21.4%	$435.3	$356.8	$78.5	22.0%
Gross margin	48.0%	41.3%			46.7%	39.3%

Research and development	$52.8	$51.0	$1.8	3.5%	$103.2	$100.9	$2.3	2.3%
Percentage of net revenue	11.0%	11.1%			11.1%	11.1%

Selling, general and administrative	$61.3	$62.4	$(1.1)	(1.8)%	$117.6	$119.1	$(1.5)	(1.3)%
Percentage of net revenue	12.8%	13.6%			12.6%	13.1%

Restructuring and related charges	$0.2	$0.9	$(0.7)	(77.8)%	$0.2	$2.2	$(2.0)	(90.9)%
Percentage of net revenue	—%	0.2%			—%	0.2%
Net Revenue
Net revenue increased by $21.0 million, or 4.6%, during the three months ended December 26, 2020 compared to the three months ended December 28, 2019. This increase was primarily due to the increased sales of Telecom and Datacom of $19.9 million and Consumer and Industrial of $19.8 million offset by decreased sales of Lasers of $18.7 million.
OpComms net revenue increased by $39.7 million, or 9.7%, during the three months ended December 26, 2020 compared to the three months ended December 28, 2019. This increase was primarily due to increased sales of Telecom, particularly line subsystems, increased sales of Datacom, particularly Datacom chips, and Consumer and Industrial, specifically 3D sensing products. This was offset by lower sales from product lines we are winding down such as Datacom transceiver modules and certain Lithium Niobate product lines.
Lasers net revenue decreased by $18.7 million, or 38.6%, during the three months ended December 26, 2020 compared to the three months ended December 28, 2019, primarily due to lower revenue from kilowatt class fiber lasers.
Net revenue increased by $23.5 million, or 2.6%, during the six months ended December 26, 2020 compared to the six months ended December 28, 2019. This increase was primarily due to the increased sales of Telecom and Datacom of $33.1 million and Consumer and Industrial of $19.0 offset by decreased sales of Lasers of $28.6 million.
OpComms net revenue increased by $52.1 million, or 6.3%, during the six months ended December 26, 2020 compared to the six months ended December 28, 2019. This increase was primarily due to increased sales of Datacom products, particularly Datacom chips, increased sales of Telecom, particularly line subsystems, and 3D sensing products. This was offset by lower sales from product lines we are winding down such as Datacom transceiver modules and certain Lithium Niobate product lines.
Lasers net revenue decreased by $28.6 million, or 34.8%, during the six months ended December 26, 2020 compared to the six months ended December 28, 2019, primarily due to lower revenue from kilowatt class fiber lasers due to COVID-19 impacting demand.

During the three and six months ended December 26, 2020, 45% of our total net revenue for each period, respectively, was concentrated with two customers who were our only customers that represented greater than 10% of our total net revenue.
During the three and six months ended December 28, 2019, 41% and 44% of our total net revenue, respectively, was concentrated with two customers who were our only customers that represented greater than 10% of our total net revenue.
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

	Three Months Ended				Six Months Ended
	December 26, 2020		December 28, 2019		December 26, 2020		December 28, 2019
Net revenue:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$39.7	8.3%	$43.4	9.5%	$60.0	6.4%	$80.3	8.8%
Mexico	51.3	10.7	26.2	5.7	91.1	9.8	55.1	6.1
Other Americas	4.0	0.8	0.7	0.2	6.8	0.8	1.8	0.2
Total Americas	$95.0	19.8%	$70.3	15.4%	$157.9	17.0%	$137.2	15.1%

Asia-Pacific:
Hong Kong	$148.0	30.9%	$144.5	31.6%	$292.4	31.4%	$278.3	30.7%
Philippines	40.6	8.5	4.8	1.0	103.4	11.1	29.8	3.3
South Korea	66.0	13.8	85.0	18.6	122.0	13.1	176.6	19.5
Other Asia-Pacific	94.0	19.6	116.1	25.4	185.6	19.9	216.4	23.8
Total Asia-Pacific	$348.6	72.8%	$350.4	76.6%	$703.4	75.5%	$701.1	77.3%

EMEA	$35.2	7.4%	$37.1	8.0%	$69.9	7.5%	$69.4	7.6%

Total net revenue	$478.8		$457.8		$931.2		$907.7
For the three and six months ended December 26, 2020, net revenue from customers outside the United States, based on customer shipping location, represented 91.7% and 93.6% of net revenue, respectively.
For the three and six months ended December 28, 2019, net revenue from customers outside the United States, based on customer shipping location, represented 90.5% and 91.2% of net revenue, respectively.
During the three and six months ended December 26, 2020 compared to the three and six months ended December 28, 2019, our net revenue from the Philippines grew due to an introduction of a new product to one of our large customers.
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

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and six months ended December 26, 2020 and December 28, 2019 (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
OpComms	$241.8	$196.4	53.8%	48.0%	$466.6	$388.3	53.2%	47.0%
Lasers	14.1	20.4	47.5%	42.1%	24.5	34.6	45.7%	42.1%
Segment total	$255.9	$216.8	53.4%	47.4%	$491.1	$422.9	52.7%	46.6%
Unallocated corporate items:
Stock-based compensation	(4.8)	(4.1)			(8.5)	(8.3)
Amortization of acquired intangibles	(15.0)	(12.4)			(30.0)	(24.9)
Amortization of inventory fair value adjustments	—	(2.1)			—	(4.3)
Inventory and fixed asset write down due to product line exits	(0.1)	(2.6)			(0.4)	(3.7)
Integration related costs	—	—			—	(3.4)
Other charges (1)	(6.4)	(6.5)			(16.9)	(21.5)
Total	$229.6	$189.1	48.0%	41.3%	$435.3	$356.8	46.7%	39.3%
(1) “Other charges” of unallocated corporate items for the three and six months ended December 26, 2020 include costs of transferring product lines to new production facilities, including Thailand of $0.4 million and $2.5 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $0.8 million and $6.7 million during the three and six months ended December 26, 2020, respectively. In addition, during the three months ended December 26, 2020, we incurred $4.6 million of impairment charges associated with excess capacity related to our Fiber laser business.
“Other charges” of unallocated corporate items for the three and six months ended December 28, 2019 include costs of transferring product lines to new production facilities, including Thailand of $2.0 million and $8.1 million, respectively. We also incurred excess and obsolete inventory charges driven by the decline in demand from Huawei of $6.0 million and $12.7 million during the three and six months ended December 28, 2019.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended December 26, 2020 increased to 48.0% from 41.3% for the three months ended December 28, 2019. The increase was primarily driven by improved gross margins within Datacom, due to the sale and exit of our Datacom transceiver module business, which had lower than average gross margins, and increased revenue from our higher margin Datacom chip products, which have higher than average gross margins. Although we sold our Datacom transceiver module business in March 2019, we retained and continued to sell transceivers inventory at low gross margin percentages during fiscal year 2020. During the three months ended December 26, 2020, Datacom revenue was primarily from higher margin Datacom chip products. The increase is also attributable to higher 3D sensing revenue for the three months ended December 26, 2020 compared to the three months ended December 28, 2019, which has better than average gross margins.
Gross margin for the six months ended December 26, 2020 increased to 46.7% from 39.3% for the six months ended December 28, 2019. The increase was primarily driven by improved gross margins within Datacom, due to the sale and exit of our Datacom transceiver module business, which had lower than average gross margins, and increased revenue from our higher margin Datacom chip products, which have higher than average gross margins.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced, and we expect that we may continue to experience disruptions to our and our customers’ businesses that will adversely impact our business, financial condition and results of operations.
Segment Gross Margin
OpComms
OpComms gross margin for the three months ended December 26, 2020 increased to 53.8% from 48.0% for the three months ended December 28, 2019. The increase was primarily driven by improved gross margins within Datacom, due to the sale and exit of our Datacom transceiver module business in March 2019, which had lower than average gross margins, and increased revenue from our higher margin Datacom chip products, which have higher than average gross margins. The increase is also attributable to higher 3D sensing revenue, which has better than average gross margins.
OpComms gross margin for the six months ended December 26, 2020 increased to 53.2% from 47.0% for the six months ended December 28, 2019. The increase was primarily driven by improved gross margins within Datacom, due to the sale and exit of our Datacom transceiver module business in March 2019, which had lower than average gross margins, and increased revenue from our higher margin Datacom chip products, which have higher than average gross margins.
Lasers
Lasers gross margin for the three months ended December 26, 2020 increased to 47.5% from 42.1% for the three months ended December 28, 2019. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products over the past year, offset by the impacts of reduced manufacturing levels due to the slowdown in demand for kilowatt class fiber products.
Lasers gross margin for the six months ended December 26, 2020 increased to 45.7% from 42.1% for the six months ended December 28, 2019. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products over the past year, offset by the impacts of reduced manufacturing levels due to the slowdown in demand for kilowatt class fiber products.
Research and Development (“R&D”)
R&D expense increased by $1.8 million, or 3.5%, for the three months ended December 26, 2020 compared to the three months ended December 28, 2019. The increase in R&D expense was primarily due to an increase in stock-based compensation and payroll related expense, offset by a decrease in R&D materials, as well as a reduction in discretionary travel, primarily due to COVID-19 restrictions.
R&D expense increased by $2.3 million, or 2.3%, for the six months ended December 26, 2020 compared to the six months ended December 28, 2019. The increase in R&D expense was primarily due to an increase in payroll related expense and stock-based compensation, offset by a decrease in R&D materials, as well as a reduction in discretionary travel, primarily due to COVID-19 restrictions.
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
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $1.1 million, or 1.8%, during the three months ended December 26, 2020 compared to the three months ended December 28, 2019. The decrease in SG&A expense was primarily due to lower discretionary travel and trade shows, primarily due to COVID-19 restrictions, offset by an increase in payroll related expense due to incremental headcount, an increase in stock-based compensation, and an increase in legal costs related to the planned acquisition of Coherent.

SG&A expense decreased by $1.5 million, or 1.3%, during the six months ended December 26, 2020 compared to the six months ended December 28, 2019. The decrease in SG&A expense was primarily due to lower discretionary travel and trade shows, primarily due to COVID-19 restrictions, offset by an increase in payroll related expense due to incremental headcount, an increase in stock-based compensation, and an increase in legal costs related to the planned acquisition of Coherent.
From time to time, we expect to incur non-core expenses, such as mergers and acquisition-related expenses and litigation expenses, which will likely increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter. In particular, we expect additional SG&A expenses related to our pending acquisition of Coherent for the next several periods.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions.
During the three and six months ended December 26, 2020, we recorded $0.2 million for each period in restructuring and related charges in our condensed consolidated statements of operations. During the three and six months ended December 28, 2019, we recorded restructuring and related charges of $0.9 million and $2.2 million, respectively, in restructuring and related charges, which were mainly attributable to severance charges associated with ongoing Oclaro acquisition related synergies.
Interest Expense
For the three months ended December 26, 2020 and December 28, 2019, we recorded interest expense of $16.3 million and $18.3 million, respectively.
For the six months ended December 26, 2020 and December 28, 2019, we recorded interest expense of $32.3 million and $29.7 million, respectively. The increase in interest expense was mainly driven by the increase in amortization of the debt discount and contractual interest expense of our 0.50% Convertible Notes due in 2026 (the “2026 Notes”), offset by the decrease in contractual interest expense on our term loan facility which was repaid in full in the three months ended December 28, 2019 and a loss on early extinguishment of debt.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Foreign exchange gains (losses), net	$(2.8)	$(2.1)	$(5.1)	$(1.0)
Interest income	1.5	3.4	3.9	7.4
Other income (expense), net	0.4	(0.1)	0.9	(0.2)
Total other income (expense), net	$(0.9)	$1.2	$(0.3)	$6.2
For the three months ended December 26, 2020, other income (expense), net decreased by $2.1 million in income as compared to the three months ended December 28, 2019, mainly driven by lower interest income on our cash equivalents and short-term investments.
For the six months ended December 26, 2020, other income (expense), net decreased by $6.5 million in income as compared to the six months ended December 28, 2019, mainly driven by foreign exchange losses related to the revaluation of non-functional currency denominated balances of our international subsidiaries, as well as lower interest income on our cash equivalents and short-term investments.

Provision for (Benefit from) Income Taxes

(in millions)	Three Months Ended		Six Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Provision for income taxes	$14.9	$8.6	$31.4	$14.4
We recorded a tax provision of $14.9 million and $8.6 million for the three months ended December 26, 2020 and December 28, 2019, respectively. Our tax provision for the three months ended December 26, 2020 includes a discrete tax benefit of $2.5 million mainly from the reversal of certain deferred tax liabilities recorded in prior periods and the excess benefit related to certain stock-based compensation that vested during the quarter, partially offset by currency re-measurement of certain tax related accounts. Our estimated effective tax rate for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of a benefit for foreign tax credits, Base Erosion and Anti-Abuse Tax (“BEAT”), and subpart F inclusion.
Contractual Obligations
The following table summarizes our contractual obligations as of December 26, 2020, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$5.0	$0.3	$1.1	$1.5	$2.1
Finance lease liabilities, including imputed interest	0.3	0.3	—	—	—
Operating lease liabilities, including imputed interest (1)	74.8	13.2	23.5	14.7	23.4
Pension plan contributions (2)	0.5	0.5	—	—	—
Purchase obligations (3)	219.8	208.4	11.3	0.1	—
Convertible notes - principal (4)	1,500.0	—	—	450.0	1,050.0
Convertible notes - interest (4)	35.4	6.4	12.7	11.1	5.2
Total	$1,835.8	$229.1	$48.6	$477.4	$1,080.7
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of December 26, 2020, we expect to receive sublease income of approximately $4.4 million over the next two years. Refer to “Note 7. Leases” in the notes to condensed consolidated financial statements.
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
(4) Includes principal and interest on our 0.25% Convertible Notes due in 2024 (the “2024 Notes” and together with the 2026 Notes, the “Notes”) through March 2024, and principal and interest on our 0.50% 2026 Notes through December 2026. We have the right to redeem the 2024 Notes and the 2026 Notes in whole or in part at any time on or after March 15, 2024 and on or after December 15, 2026, respectively. The principal balances of our Notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversion. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.

As of December 26, 2020, our other non-current liabilities also include $18.9 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Financial Condition
Liquidity and Capital Resources
As of December 26, 2020 and June 27, 2020, our cash and cash equivalents of $321.3 million and $298.0 million, respectively, were largely held in the United States. As of December 26, 2020 and June 27, 2020, our short-term investments of $1,379.0 million and $1,255.8 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash and cash equivalents outside the United States held by the non-US entities as of December 26, 2020 was $97.1 million, which was primarily held by entities incorporated in the British Virgin Islands, Canada, China, Hong Kong, Japan, Switzerland, Thailand, and the United Kingdom. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
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
As of December 26, 2020, the debt component of our 2024 Notes of $380.3 million (principal balance of $450 million maturing in 2024) was reclassified to our short-term liabilities since our stock price exceeded $78.80 for 20 of the last 30 trading days of the quarter ended December 26, 2020 and the 2024 Notes have become convertible at the option of the holders. To date, none of the holders of the 2024 Notes have requested to convert their notes. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of December 26, 2020 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
There are a number of factors that could positively or negatively impact our liquidity position, including:
•global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers, including the impact of COVID-19;
•fluctuations in demand for our products as a result of changes in regulations, tariffs or other trade barriers, and trade relations in general;
•changes in accounts receivable, inventory or other operating assets and liabilities, which affect our working capital;
•increase in capital expenditures to support our business and growth;

•the tendency of customers to delay payments or to negotiate favorable payment terms to manage their own liquidity positions;
•timing of payments to our suppliers;
•volatility in fixed income and credit, which impact the liquidity and valuation of our investment portfolios;
•volatility in foreign exchange markets, which impacts our financial results;
•possible investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;
•issuance of debt or equity securities, or other financing transactions, including bank debt;
•potential funding of pension liabilities either voluntarily or as required by law or regulation; and
•the settlement of any conversion or redemption of the 2024 Notes and the 2026 Notes in cash.
On January 18, 2021, we and Coherent entered into the Merger Agreement, under which we will acquire all outstanding shares of Coherent common stock, as described above. Each share of Coherent common stock will be exchanged for $100 in cash and 1.1851 shares of our common stock, subject to the terms of the Merger Agreement. As of the date of the Merger Agreement, the total transaction consideration is approximately $5.7 billion. The total transaction consideration will be funded by a combination of approximately $3.2 billion in our common stock (based on the closing price of Lumentum common stock on the date preceding of the Merger Agreement), $2.1 billion in new debt, and the remaining amount from the cash balances of the combined company. We entered into a commitment letter with Deutsche Bank, pursuant to which, subject to the terms and conditions set forth therein, Deutsche Bank has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $2.1 billion.
As of December 26, 2020, our condensed consolidated balance of cash and cash equivalents increased by $23.3 million, to $321.3 million from $298.0 million as of June 27, 2020. The increase in cash and cash equivalents during the six months ended December 26, 2020, was mainly due to cash provided by operating activities of $233.2 million, offset by cash used in investing activities of $189.0 million and cash used in financing activities of $20.9 million.
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

Operating Cash Flow
Cash provided by operating activities was $233.2 million during the six months ended December 26, 2020. Our net income was $150.3 million for the six months ended December 26, 2020. Cash provided by operating activities was generated primarily from $170.4 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our Notes, and other non-cash charges), offset by $87.5 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to increases in accounts receivable of $43.7 million and inventories of $16.9 million, as well as a decrease in accounts payable of $35.8 million.
Cash provided by operating activities was $249.8 million during the six months ended December 28, 2019. Our net income was $96.7 million for the six months ended December 28, 2019. Cash provided by operating activities was generated primarily from $162.4 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our term loans and our Notes, and other non-cash charges), offset by $9.3 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $54.0 million offset by a decrease in inventories of $44.3 million.
Investing Cash Flow
Cash used in investing activities of $189.0 million during the six months ended December 26, 2020 was primarily attributable to purchases of short-term investments, net of sales and maturities of $129.8 million, capital expenditures of $50.5 million, and payment for asset acquisition of $10.0 million.
Cash provided by investing activities of $57.8 million during the six months ended December 28, 2019 was primarily attributable to proceeds from sales of short-term investments, net of purchases of $105.7 million, offset by capital expenditures of $47.4 million and payment for asset acquisition of $3.0 million.
Financing Cash Flow
Cash used in financing activities of $20.9 million during the six months ended December 26, 2020 resulted primarily from tax payments related to restricted stock of $26.2 million, offset by the proceeds from employee stock plans of $5.5 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of December 26, 2020 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and related regional shelter-in-place orders are unprecedented events that are continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:
•Accounts receivable collectability - there could be significant bad debt expenses incurred if our customers experience financial difficulties.
•Accounts receivable collections timing - our working capital and cash flows could be impacted if we start to agree to longer payment terms for our customers. Although we have not done so, a broader market move to longer payment terms could delay our collection timing as well.
•Inventory (excess and obsolete) - our customers may not be able to purchase inventory that we have built for them, or their demand may slow down to a point where inventory becomes aged.
•Short-term investment values - as seen in past economic slowdowns, there may be credit losses and defaults which cause losses and/or liquidity issues in our investment portfolio.
•Long-term assets such as fixed assets, goodwill, and intangibles - a market slowdown could impair the value of these assets.
•Tax valuation - we have significant NOL’s (Net Operating losses) in the United States which have associated deferred tax assets on our balance sheet, and these could be deemed unrecoverable in the future.
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
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and six months ended December 26, 2020, we recorded foreign exchange losses, net of $2.8 million and $5.1 million, respectively, and for the three and six months ended December 28, 2019, we recorded foreign exchange losses, net of $2.1 million and $1.0 million, respectively, in the other income (expense), net in the condensed consolidated statements of operations.
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

Since the closing price of our stock exceeded $78.80 for 20 of the last 30 trading days of the second quarter of fiscal 2021, the 2024 Notes have become convertible at the option of the holders. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders.
Interest Rate Fluctuation Risk
As of December 26, 2020, we had cash, cash equivalents, and short-term investments of $1,700.3 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of December 26, 2020, the weighted-average life of our investment portfolio was about seven months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 26, 2020, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $8.2 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.1 million.
Bank Liquidity Risk
As of December 26, 2020, we had approximately $107.7 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also names Lumentum as a defendant. A motion to dismiss the amended complaint was granted in part and denied in part on October 8, 2020. On December 1, 2020, defendants answered the amended complaint. On December 23, 2020, defendants filed a motion for leave to file a motion for reconsideration of the Court’s October 8 order on the motion to dismiss, which was denied on January 29, 2021. The Karri Lawsuit remains pending with the parties currently in discovery. Defendants intend to defend the Karri Lawsuit vigorously.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
General economic factors
•the impact of the COVID-19 pandemic and responsive measures;
Operational factors
•changes in technology and intense competition;
•our reliance on a limited number of customers;
•our ability to sell to a significant customer;
•our ability to manufacture our products;
•our reliance on a limited number of suppliers;
•our leverage in negotiations with large customers;
•defects in our products;
•our international operations;
•our strategic transactions;
•our implementation strategy for our acquisitions;
•changes in demand and customer requirements for our products;
•our international tax structure;
•fluctuations in foreign currency;
•our ability to hire and retain key personnel;
•the effects of immigration policy on our ability to hire and retain employees;
•our ability to protect our product and proprietary rights;
•our reliance on licensed third-party technology;
•the unpredictability of our results of operations;
•actual or perceived security or privacy breaches, as well as defects, errors or vulnerabilities in our technology and that of third-party providers;
•factors relating to our intellectual property rights as well as the intellectual property rights of others;
Regulatory and Legal factors
•our ability to obtain government authorization to export our products;
•the threat of tariffs;

•changes in tax laws;
•litigation risks;
•changes in laws and the adoption and interpretation of administrative rules and regulations;
•intellectual property litigation;
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
Financing and Transactional Risks
•our future capital requirements;
•our ability to service our current and future debt;
Risks Related to Our Merger with Coherent
•risks to us during the pendency of the Merger, including restrictions on our business;
•risks related to regulatory approvals;
•risks related to the completion of the Merger and integration;
Governance Risks and Risks related to Ownership of our Capital Stock
•dilution related to our 2024 Notes and 2026 Notes;
•provisions of Delaware law and our certificate of incorporation and bylaws that may make a merger, tender offer or proxy contest difficult;
•exclusive forum provisions in our bylaws;
•the volatility of the trading price of our common stock; and
•our intention not to pay dividends for the foreseeable future.
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
As a result of the COVID-19 outbreak around the world, beginning in early February 2020, Lumentum implemented certain travel restrictions, temporarily closed or limited the number of employees permitted onsite in our offices and manufacturing sites in several heavily impacted locations, and implemented work-from-home rules at most of our facilities. We continue to monitor changes in each location and adjust the restrictions as circumstances require. These measures as well as additional workforce disruptions due to quarantines, governmental actions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at certain of our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers and the communities in which we operate, have caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in the United States, China, Thailand and the United Kingdom. Our ability to continue certain research and development activities has also been limited which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.

In addition, we have experienced disruption and delays in our supply chain and with our manufacturing partners, primarily in Malaysia in the first half of 2020, which imposed limitations on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations, and those limitations could be reinstated if the number of COVID-19 cases in particular regions were to increase. Our supply chain has also been affected by measures implemented in response to the pandemic and our suppliers may not have the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.
The COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may continue to affect demand for our products and impact our results of operations. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides (including the development and availability of effective treatments and vaccines). In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. The magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains highly dynamic. We have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.
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
On May 16, 2019, Huawei Technologies Co. Ltd. and 68 designated non-U.S. affiliates (collectively, “Huawei”) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”), which imposes limitations on the supply of certain U.S. items and product support to Huawei. We suspended shipments of all products to Huawei until we were able to review our product portfolio and determine whether our products are subject to the Export Administration Regulations (“EAR”), and therefore within the scope of the Entity List restrictions. We resumed shipments of certain of our products to Huawei during the quarter ended June 29, 2019 after determining that such products are not subject to the EAR in effect at that time.
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
Under the current regulatory regime, our business with Huawei has been and will continue to be more limited than it was in the past. For example, we have been unable to supply certain additional products and may be limited or unable to work with Huawei on future product developments while Huawei remains on the Entity List, which may negatively impact our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves. At this time, we believe that sales to Huawei will decline in fiscal year 2021 when compared to fiscal year 2020.
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 through August 2020, including the recent restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government has added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations.

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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI, Acacia Communications (which has entered into a merger agreement to be acquired by Cisco), AMS, Broadcom, Coherent (which we entered into an agreement to acquire, as more fully described in “Note 16. Subsequent Event” to our condensed consolidated financial statements presented elsewhere in this quarterly report), Fujitsu Optical Components, Furukawa Electric, IPG Photonics, MACOM, Mitsubishi Electric, Molex, Neophotonics, nLight, O-net Communications, Sumitomo Electric Industries and Trumpf. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, the merger or consolidation of significant competitors, for example, II-VI’s acquisition of Finisar in September of 2019, the pending acquisition of Acacia Communications by Cisco, and the acquisition of OSRAM by AMS in December 2019, may result in competitors with greater resources, enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
The manufacturing of our products may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities or if our contract manufacturers and suppliers fail to meet our production requirements.
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, including pandemics or widespread health epidemics such as COVID-19 impacts, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in central Asia, and we would be severely impacted if there were further escalation of COVID-19 or related restrictions imposed by governments or private industry in that region.
We also rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. If operations at these contract manufacturers is adversely impacted, such as by restrictions due to COVID-19 or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufactures, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and could harm our existing customer relationships.

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
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, these suppliers may be unable to operate under restrictions due to COVID-19 or any resulting economic impact to their business and ability to continue operations, and the supply of and costs of raw materials may be negatively impacted by the COVID-19 pandemic, trade protection policies such as tariffs, or escalating trade tensions, particularly with countries in Asia. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
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
Our products are complex and defects may be found from time to time. Networking products in particular frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, or risk exposure to product liability suits, all of which would harm our business.
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
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:
•impacts related to business disruptions and restrictions related to COVID-19;
•changes in general IT spending;
•the imposition of government controls, inclusive of critical infrastructure protection;
•changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries or increase the cost to do so, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (such as the U.S. Department of Commerce’s addition of Huawei to the Entity List in May 2019, the addition of FiberHome in May 2020, amendment to the Foreign-Produced Direct Product Rule in August 2020 and the prohibition of export and sale of certain products to ZTE Corporation in early 2018) and increased tariffs on various products that have been proposed by the U.S. government and other non-U.S. governments;
•the imposition of sanctions on customers in China may cause those customers to seek domestic alternatives to our products, including developing alternatives internally;
•varying and potentially conflicting laws and regulations;
•potential global or regional recession as a result of the COVID-19 pandemic and related responses of individuals, governments, private industry;
•wage inflation or a tightening of the labor market;
•political developments of foreign nations, including Brexit and recent political developments in Hong Kong and the potential impact such developments or further actions could have on our customers in Hong Kong; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.
Additionally, our business is impacted by fluctuations in local economies and currencies. The COVID-19 pandemic and resulting global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and have significant volume of local-currency denominated expenses have seen significant volatility. We expect such volatility to continue, which could negatively impact our results by making our non-U.S. operations more expensive when reported in US dollars, primarily due to the costs of payroll.
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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, on May 16, 2019, Huawei was added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce, additional regulatory restrictions were imposed in May and August 2020 to the Foreign-Produced Direct Product Rule, which impose limitations on the supply of certain U.S. items and product support to Huawei, and FiberHome Technologies was added to the Entity List on May 22, 2020. These actions have resulted in escalating tensions between the U.S. and China and create the possibility that the Chinese government may take additional steps to retaliate against U.S. companies or industries. We cannot predict what additional actions the U.S. government may take with respect to Huawei beyond what is described above or to other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers.
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
We have in the past made several acquisitions, including our acquisition of Oclaro in December 2018, and we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions, including our recent announcement in January 2021 that we entered into an agreement to acquire Coherent, Inc. As we expand into new markets, we face competition not only from our existing competitors but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
In connection with acquisitions, risks to us and our business include:
•diversion of management’s attention from normal daily operations of the business;
•unforeseen expenses, delays or conditions imposed upon the acquisition or transaction, including due to required regulatory approvals or consents, or fees that may be triggered upon a failure to consummate an acquisition or transaction for certain reasons;
•unanticipated changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;
•unanticipated changes in the acquired business, including due to regulatory action or changes in the operating results or financial condition of the business;
•the inability to retain and obtain required regulatory approvals, licenses and permits;
•difficulties and costs in integrating the operations, technologies, products, IT and other systems, assets, facilities and personnel of the purchased businesses; and
•loss of customers, suppliers or partners.
We have in the past, and may in the future, divest or reduce our investment in certain businesses or product lines from time to time. For example, in the fourth quarter of fiscal year 2019, we completed the divestiture of our Datacom module business in Japan, and in the second quarter of fiscal year 2020 we sold the assets associated with certain Lithium Niobate product lines manufactured by our San Donato, Italy site. Such divestitures involve risks, such as difficulty separating portions from our other businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
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

To the extent we are successful in making acquisitions, we may be unsuccessful in implementing our acquisitions strategy, or integrating acquired companies or product lines and personnel with existing operations, or the integration may be more difficult or more costly than anticipated. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquired companies, businesses or assets include those associated with:
•loss of customers, suppliers or partners;
•potential difficulties in completing projects associated with in-process R&D;
•an acquisition or strategic transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;
•we may face unanticipated liabilities or our exposure for known contingencies and liabilities may exceed our estimates;
•insufficient net revenue to offset increased expenses associated with acquisitions;
•unexpected losses of key employees of the acquired company, or inability to maintain our company culture;
•potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees;
•conforming the acquired company’s standards, processes, procedures and controls with our operations, including integrating Enterprise Resource Planning (“ERP”) systems and other key business applications;
•coordinating new product and process development;
•increasing complexity from combining operations;
•increasing the scope, geographic diversity and complexity of our operations;
•difficulties in consolidating facilities and transferring processes and know-how;
•diversion of management’s attention from other business concerns;
•dilution of our current stockholders as a result of any issuance of equity securities as acquisition consideration;
•expenditure of cash that would otherwise be available to operate our business; and
•incurrence of indebtedness on terms that are unfavorable to us, limit our operational flexibility or that we are unable to repay.
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
We initiated a new international corporate structure more closely aligned with our international operations during the third quarter of fiscal 2018. The new corporate structure is intended to reduce our overall effective tax rate through changes among our wholly-owned subsidiaries in how we use our intellectual property, and how we structure our international procurement and sales operations. The new structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. The intercompany arrangements are intended to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We have not yet operationalized the new structure to the full extent possible due to various factors including the acquisition of Oclaro in the second quarter of fiscal 2019. We are currently in the process of assessing the Oclaro transaction’s, and future transactions, impact to our tax structure and, depending on the outcome, we may make modifications to the new structure in order to achieve better tax and operational efficiency. If we are unable to fully adopt a new international structure, if substantial modifications to the new international structure or the way we operate our business are made in light of the Oclaro acquisition or for other reasons, such as future acquisitions or divestitures, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the new structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the new international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, we may be unable to realize the anticipated tax savings which could materially and adversely affect our operating and financial results.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected the first and second quarters of fiscal 2021, and which will continue to affect the remainder of our fiscal 2021 and fiscal years thereafter.

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
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-US manufacturing footprint has expanded. In addition to the acquisition of Oclaro, which increased our non-US manufacturing footprint, we continue to look for opportunities to leverage the lower cost of non-US manufacturing, including the United Kingdom, Thailand, and Japan. While these geographies are lower cost than the US and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-US manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. The COVID-19 pandemic has had a significant impact on the exchange markets, which heightened this risk in the recent months, and we expect this higher level of volatility in foreign exchange markets will likely continue.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could materially and adversely affect our operating and financial results. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of 2024 Notes, and in December 2019, we issued and sold a total of $1,050 million in aggregate principal amount of 2026 Notes. We may in the future engage in additional equity or debt financings to secure additional funds. For example, we entered into a commitment letter with Deutsche Bank pursuant to which Deutsche Bank has committed to provide a senior secured term loan facility in aggregate principal amount of up to $2.1 billion to finance the pending acquisition of Coherent that we announced in January 2021. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.

Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies and global events such as COVID-19 may interfere with our ability to hire or retain workers who require visas or entry permits. For example, in response to the pandemic, the U.S suspended entry of certain foreign nationals, which could impact our ability to hire and retain highly skilled employees from other countries. Changes in immigration laws, regulations or procedures, including those that have been and may be enacted in the future by the U.S. government, including current U.S. presidential administration, and in the United Kingdom or the European Union in connection with Brexit, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access or acquisition of confidential information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information on our systems. During the COVID-19 pandemic, the internet has experienced an increase in cyber threats in the form of phishing emails, malware attachments and malicious websites. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent while our workforce is distributed following shelter-in-place orders particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems. Further, a breach of our information technology infrastructure could result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access or acquisition of such proprietary information, and any actual or perceived security breach could cause significant damage to our reputation and adversely impact our relationships with our customers. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems could lead to misappropriation of proprietary and confidential information.
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
We seek to protect our products and product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive, therefore the steps we take to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing technologies that are similar to our own. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours, or such patents could be invalidated or ruled unenforceable. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protections. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee for a number of third-party technologies including software and intellectual property rights from academic institutions, our competitors and others, and we are required to pay royalties to these licensors for the use thereof. In the future, if such licenses are unavailable or if we are unable to obtain such licenses on commercially reasonable terms, we may not be able to rely on such third-party technologies which could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results.
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
We also face risks that third parties may assert trademark infringement claims against us in one or more jurisdictions throughout the world related to our Lumentum and Oclaro brands and/or other trademarks and our exposure to these risks may increase as a result of acquisitions. The litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense and divert the efforts of our technical and management personnel, regardless of whether or not we are successful. If we are unsuccessful, trademark infringement claims against us could result in significant monetary liability or prevent us from selling some or all of our products or services under the challenged trademark. In addition, resolution of claims may require us to alter our products, labels or packaging, license rights from third parties, or cease using the challenged trademark altogether, which could adversely affect our revenues and operating results.
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
From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. These regulations and similar legislation may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials, which could have an adverse impact on the performance of our products, add greater testing lead-times for product introductions or other similar effects. We believe we comply with all such legislation where our products are sold, and we continuously monitor these laws and the regulations being adopted under them to determine our responsibilities.
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

Further, in June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” The United Kingdom officially left the European Union on January 31, 2020, with a transitional period that ended on December 31, 2020. Brexit created an uncertain political and economic environment in the United Kingdom and other European Union countries. For example, while the United Kingdom has enacted a Data Protection Bill that substantially implements GDPR, which became law in May 2018 and was the subject of statutory amendments in 2019 that further aligned it with the GDPR, there remains uncertainty with regard to how data transfers between the United Kingdom and the European Union will be regulated following Brexit.
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
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could cause us to delay reporting of our financial results, be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments. Any such failures could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock and customer perception of our business may suffer. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ stock market.
Risks Related to Our Merger with Coherent
Our proposed acquisition of Coherent may not be completed, which could negatively affect our share price and our future business and financial results.
In January 2021, we announced that we signed a merger agreement to acquire Coherent. Our and Coherent’s obligations to consummate the merger pursuant to which we would acquire Coherent (the “Merger”) are subject to the satisfaction or waiver of certain conditions. These conditions include, among other customary conditions, approval by Coherent’s stockholders of the Merger Agreement, approval by our stockholders of the issuance of our common stock in the Merger, the effectiveness of a registration statement on Form S-4 registering the shares of our common stock to be issued in connection with the Merger, approval by NASDAQ for listing of the shares of our common stock to be issued in the Merger, Coherent’s receipt of a legal opinion that the Merger and a subsequent second step merger (together with the “Merger”, the “Mergers”) will together qualify as a “reorganization” under applicable tax law, no action being taken by any court having jurisdiction enjoining or otherwise prohibiting consummation of the Mergers, no law having been passed by any governmental entity making the consummation of the Mergers illegal, expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, antitrust approvals in other applicable jurisdictions, including China and South Korea, accuracy of representations and warranties of the parties to the applicable standards provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a Material Adverse Effect (as defined below in the Merger Agreement) on us or Coherent, and compliance by each party with its covenants in the Merger Agreement in all material respects.
Additionally, a portion of the cash consideration to be paid in connection with the Merger is being funded with the proceeds of debt financing commitments obtained by us. Although obtaining the proceeds of any debt financing, including the financing under the Commitment Letter, is not a condition to the consummation of the Mergers, any failure by us to obtain any portion of the debt financing contemplated by the Commitment Letter (or any alternative financing) may result in the failure of the Mergers to be consummated.

In addition, if the Merger is not completed on or before 5:00 p.m. Pacific Time on October 19, 2021 (subject to a potential extensions, subject to certain conditions, to July 19, 2022 at the latest), either we or Coherent may choose to terminate the Merger Agreement. We or Coherent may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, before or after Merger has been approved by Coherent’s stockholders or the share issuance has been approved by our stockholders, as applicable.
If the Merger is terminated or otherwise not completed, we would not realize any of the expected benefits of the Merger and may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:
•upon termination of the Merger Agreement under specified circumstances (including termination by Lumentum to accept a superior proposal for the acquisition of Lumentum), we may be required to pay Coherent a termination fee of $337.7 million, and if the Merger Agreement is terminated for failure to obtain antitrust approval from a Chinese governmental entity, we may be required to pay Coherent a termination fee of $279 million.
•we will have incurred and may continue to incur costs relating to the Mergers, many of which are payable by us whether or not the Mergers are completed;
•matters related to the Mergers (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;
•we may be subject to legal proceedings related to the Mergers or the failure to complete the Mergers, which could be time consuming and expensive, could divert our management’s attention away from our regular business and, if any lawsuit is adversely resolved against us, could have a material adverse effect on our financial condition;
•the failure to complete the Mergers may result in negative publicity and a negative perception of us in the investment community, which could negatively impact on our stock price; and
•any disruptions to our business resulting from the announcement and pendency of the Mergers, including any adverse changes in our relationships with our customers, suppliers, partners or employees, may continue to intensify in the event the Mergers are not consummated.
The Merger Agreement contains certain restrictions on Lumentum’s business and operations and ability to pursue strategic alternatives during the pendency of the Mergers.
Under the terms of the Merger Agreement, Lumentum agreed to certain restrictions on its business and operations and ability to pursue strategic alternatives during the pendency of the Mergers. Among other things, during the pendency of the Mergers, Lumentum will have restrictions on its ability (i) to pay dividends or to make any distributions in respect of, or to repurchase, redeem, or otherwise acquire any of, its outstanding shares of capital stock, (ii) to pursue any complete or partial restructuring or other reorganization, (iii) to acquire any business or material amount of assets from another person, (iv) incur indebtedness. Further, subject to certain customary exceptions, during the pendency of the Mergers, Lumentum will be prohibited from soliciting, initiating or knowingly facilitating or knowingly encouraging any inquiries or proposals regarding, or engaging in any discussions or negotiations in connection with, a sale of Lumentum or a material portion of its capital stock or assets. Further, as discussed above, under certain circumstances, Lumentum may be required to pay to Coherent a termination fee, which could deter potential proposals to acquire Lumentum or a material portion of its capital stock or assets.
The Merger is subject to the expiration of applicable waiting periods under, and the receipt of approvals, consents or clearances from, domestic and foreign antitrust regulatory authorities in the United States, and other applicable jurisdictions including South Korea and the People’s Republic of China that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Merger.

Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and under the antitrust laws of other applicable jurisdictions, including South Korea and the People’s Republic of China. Under the HSR Act, we and Coherent are required to make pre-merger notification filings and to await the expiration or early termination of the statutory waiting period prior to completing the Merger. Regulatory approvals required in connection with the Merger may not be obtained or may contain materially burdensome conditions. If any such conditions or changes to the structure of the Merger are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the Merger or reducing our anticipated benefits. If we agree to any material conditions in order to obtain antitrust approvals required to complete the Merger, the terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business, any of which may adversely affect our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Merger. Further, under certain circumstances, the terms of the Merger Agreement affirmatively require Lumentum to agree to divestitures, licenses, behavioral commitments, and other requirements, limitations, costs, or restrictions in order to obtain applicable antitrust approvals, consents and clearances. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct the business and operations of Lumentum or the combined business, any of which may adversely affect our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Mergers.
We face risks if the Mergers are completed, including those related to the integration of Coherent’s business, our cash resources and financial results, undisclosed liabilities, and employee and customer retention.
If the Mergers are completed, we will be required to devote significant management attention and resources to integrating the business practices and operations of Coherent with our business. Due to legal restrictions, we and Coherent have only been able to conduct limited planning regarding the integration of Coherent into our business after completion of the Mergers and we have not yet determined the exact nature of how the businesses and operations of Coherent will be run following the Mergers. Potential difficulties Lumentum may encounter as part of the integration process include those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, controls, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.
In connection with the Merger, we have agreed to pay consideration consisting of $100.00 per share in cash and 1.1851 shares of our common stock for each Coherent share outstanding. Upon completion of the Merger, Coherent stockholders as of immediately prior to the Merger will collectively own approximately twenty-seven percent (27%) of the outstanding shares of the combined company immediately after the Merger. As a result, our stockholders will have less voting influence on the combined company, and may have less influence on its management and policies, than they now have on Lumentum.
We have further entered into a commitment letter with Deutsche Bank Securities Inc. and Deutsche Bank AG New York, New York Branch (the “Commitment Party”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Party has committed to provide a senior secured term loan facility in an aggregate principal amount of up to $2.1 billion. The use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the Merger will reduce our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our due diligence review of Coherent in connection with the Mergers may not have discovered undisclosed liabilities of Coherent. Such undisclosed liabilities could have an adverse effect on the business and results of operations of Lumentum and the combined business and may adversely affect the value of Lumentum common stock after the consummation of the Mergers. If Coherent has undisclosed liabilities, Lumentum as a successor owner may be responsible for such undisclosed liabilities.
The Mergers may also result in significant charges or other liabilities that could adversely affect our or the combined businesses results of operations, such as cash expenses and non-cash accounting charges incurred in connection with the Mergers and/or integration of the business and operations of Coherent. In addition, our failure to identify or accurately assess the magnitude of certain liabilities not discharged in connection with the Mergers could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.

Uncertainties about the Mergers may cause our or Coherent’s current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our ability to retain, recruit or motivate key management, marketing, engineering, technical, and other personnel. Similarly, our or Coherent’s existing or prospective customers, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us or Coherent; delay or defer other decisions concerning us or Coherent; or otherwise seek to change the terms on which they do business with us or Coherent. Any of the above could harm us and/or Coherent, and thus decrease the benefits we expect to receive from the Mergers.
Risks Related to Our Common Stock
Our stock price may be volatile and may decline regardless of our operating performance.
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE”. The market price of our common stock has fluctuated, and may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•general economic and market conditions and other external factors, particularly in light of the market volatility driven by the impact of COVID-19;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•a shift in our investor base;
•the financial performance of other companies in our industry, and of our customers;
•success or failure of our business strategy;
•credit market fluctuations which could negatively impact our ability to obtain financing as needed;
•changes in governmental regulation including taxation and tariff policies;
•changes in global political tensions that may affect business with our customers;
•announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions, including announcements and developments related to our proposed merger with Coherent, or overall movement toward industry consolidations among our customers and competitors;
•investor perception of us and our industry;
•changes in accounting standards, policies, guidance, interpretations or principles;
•litigation or disputes in which we may become involved;
•overall market fluctuations;
•sales of our shares by our officers, directors, or significant stockholders; and
•the timing and amount of dividends and share repurchases, if any.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Notes and 2026 Notes, or to make cash payments in connection with any conversion of the 2024 Notes, 2026 Notes or upon any fundamental change if holders of the applicable series of notes require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our debt obligations, including the 2024 Notes and the 2026 Notes;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.
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

Item 6. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of January 18, 2021, by and among Lumentum Holdings Inc., Coherent, Inc., Cheetah Acquisition Sub, Inc. and Cheetah Acquisition Sub LLC.	8-K	2.1	1/19/2021
10.1	Commitment Letter, dated as of January 18, 2021, by and among Lumentum Holdings Inc., Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch.	8-K	10.1	1/19/2021
31.1
Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months and six months ended December 26, 2020 and December 28, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended December 26, 2020 and December 28, 2019; (iii) Condensed Consolidated Balance Sheets as of December 26, 2020 and June 27, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 26, 2020 and December 28, 2019; (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended December 26, 2020 and December 28, 2019; and (vi) Notes to the Consolidated Financial Statements.				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X
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

LUMENTUM HOLDINGS INC.

Date:	February 2, 2021	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer