Form 10-Q
period 2021-04-03
Lumentum Holdings Inc.
filed 2021-05-12
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, the Registrant had 75.9 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net revenue	$419.5	$402.8	$1,350.7	$1,310.5
Cost of sales	218.7	231.2	684.6	757.2
Amortization of acquired developed intangibles	15.8	13.9	45.8	38.8
Gross profit	185.0	157.7	620.3	514.5
Operating expenses:
Research and development	57.2	48.7	160.4	149.6
Selling, general and administrative	65.5	61.3	183.1	180.4
Restructuring and related charges	2.9	2.7	3.1	4.9
Merger termination fee and related costs, net	(207.5)	—	(207.5)	—
Impairment charges	—	2.5	—	2.5
Total operating expenses (income)	(81.9)	115.2	139.1	337.4
Income from operations	266.9	42.5	481.2	177.1
Interest expense	(16.4)	(15.6)	(48.7)	(45.3)
Other income (expense), net	2.4	21.7	2.1	27.9
Income before income taxes	252.9	48.6	434.6	159.7
Provision for income taxes	27.4	5.2	58.8	19.6
Net income	$225.5	$43.4	$375.8	$140.1

Net income per share:
Basic	$2.97	$0.58	$4.97	$1.84
Diluted	$2.85	$0.56	$4.78	$1.80

Shares used to compute net income per share:
Basic	75.8	74.8	75.6	76.2
Diluted	79.2	77.5	78.6	77.7

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net income	$225.5	$43.4	$375.8	$140.1
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale securities	(0.3)	(1.2)	(2.2)	(1.3)
Other comprehensive loss, net of tax	(0.3)	(1.2)	(2.2)	(1.3)
Comprehensive income, net of tax	$225.2	$42.2	$373.6	$138.8

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(Unaudited)

	April 3, 2021	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$687.7	$298.0
Short-term investments	1,366.9	1,255.8
Accounts receivable, net	224.8	233.5
Inventories	210.7	188.9
Prepayments and other current assets	79.7	73.8
Total current assets	2,569.8	2,050.0
Property, plant and equipment, net	378.0	393.0
Operating lease right-of-use assets, net	70.3	78.7
Goodwill	368.9	368.9
Other intangible assets, net	263.2	316.8
Deferred income taxes	89.9	81.2
Other non-current assets	5.8	4.0
Total assets	$3,745.9	$3,292.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104.7	$150.8
Accrued payroll and related expenses	45.9	53.4
Accrued expenses	39.5	23.7
Convertible notes, current	385.3	—
Operating lease liabilities, current	11.8	10.8
Other current liabilities	87.0	44.3
Total current liabilities	674.2	283.0
Convertible notes, non-current	778.9	1,120.3
Operating lease liabilities, non-current	50.5	57.6
Deferred tax liability	31.6	46.5
Other non-current liabilities	45.7	36.0
Total liabilities	1,580.9	1,543.4
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 75.8 and 75.1 shares issued and outstanding as of April 3, 2021 and June 27, 2020, respectively	0.1	0.1
Additional paid-in capital	1,718.8	1,676.6
Retained earnings	440.4	64.6
Accumulated other comprehensive income	5.7	7.9
Total stockholders’ equity	2,165.0	1,749.2
Total liabilities and stockholders’ equity	$3,745.9	$3,292.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 27, 2020	75.1	$0.1	$1,676.6	$64.6	$7.9	$1,749.2
Net income	—	—	—	67.1	—	67.1
Other comprehensive loss	—	—	—	—	(1.5)	(1.5)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.4	—	(19.1)	—	—	(19.1)
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	20.3	—	—	20.3
Balance as of September 26, 2020	75.5	$0.1	$1,677.9	$131.7	$6.4	$1,816.1
Net income	—	—	—	83.2	—	83.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.1	—	(7.1)	—	—	(7.1)
ESPP shares issued	0.1	—	5.5	—	—	5.5
Stock-based compensation	—	—	24.6	—	—	24.6
Balance as of December 26, 2020	75.7	$0.1	$1,700.9	$214.9	$6.0	$1,921.9
Net income	—	—	—	225.5	—	225.5
Other comprehensive loss	—	—	—	—	(0.3)	(0.3)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.1	—	(7.6)	—	—	(7.6)
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	25.4	—	—	25.4
Balance as of April 3, 2021	75.8	$0.1	$1,718.8	$440.4	$5.7	$2,165.0

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

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
OPERATING ACTIVITIES:	April 3, 2021	March 28, 2020
Net income	$375.8	$140.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	70.4	87.8
Stock-based compensation	68.7	56.1
Loss on early extinguishment of debt	—	8.0
Gain on sale of product lines	(0.5)	(13.8)
Amortization of acquired intangibles	63.6	57.4
Loss and impairment charges on property, plant and equipment	5.4	8.9
Amortization of debt discount and debt issuance costs	43.9	25.3
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	—	5.8
Other non-cash expense (income)	7.3	(2.7)
Changes in operating assets and liabilities:
Accounts receivable	8.2	(23.8)
Inventories	(20.2)	48.3
Operating lease right-of-use assets, net	8.4	9.6
Prepayments and other current and non-currents assets	(5.6)	16.5
Income taxes, net	28.2	13.0
Accounts payable	(41.6)	(15.3)
Accrued payroll and related expenses	(7.5)	8.6
Operating lease liabilities	(6.1)	(10.4)
Accrued expenses and other current and non-current liabilities	16.1	(17.8)
Net cash provided by operating activities	614.5	401.6
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(66.4)	(64.9)
Payment for asset acquisition	(10.0)	(4.0)
Proceeds from sale of product lines	1.3	18.9
Purchases of short-term investments	(1,515.7)	(692.8)
Proceeds from maturities and sales of short-term investments	1,394.5	264.9
Net cash used in investing activities	(196.3)	(477.9)
FINANCING ACTIVITIES:
Repurchase of common stock	—	(200.0)
Proceeds from the issuance of 0.50% Convertible Notes due 2026, net of issuance costs	—	1,042.4
Tax payments related to restricted stock	(33.8)	(8.6)
Proceeds from employee stock plans	5.5	4.9
Principal payments on finance leases	(0.4)	(9.2)
Proceeds from the exercise of stock options	0.2	0.5
Repayment of term loan	—	(497.5)
Net cash (used in) provided by financing activities	(28.5)	332.5
Increase in cash and cash equivalents	389.7	256.2
Cash and cash equivalents at beginning of period	298.0	432.6
Cash, cash equivalents, and restricted cash at end of period	$687.7	$688.8
Reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows:
Cash and cash equivalents	$687.7	$688.3
Restricted cash	—	0.5
Total cash, cash equivalents, and restricted cash at end of period	$687.7	$688.8

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for taxes	$30.9	$6.6
Cash paid for interest	3.8	10.7

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$6.7	$11.7
Issuance costs in current liabilities	—	0.2
Right-of-use assets obtained in exchange for new operating lease liabilities	1.4	2.2
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
Termination of Coherent Merger Agreement
On January 18, 2021, Lumentum and Coherent, Inc. (“Coherent”) entered into a merger agreement (the “merger agreement”), under which Lumentum would acquire all outstanding shares of Coherent common stock. As of the date of the merger agreement, the total transaction consideration was approximately $5.7 billion. In March 2021, Coherent terminated the merger agreement and paid Lumentum a termination fee of $217.6 million in accordance with the merger agreement. This gain was offset by $10.1 million of acquisition related expenses and the net amount is presented as “merger termination fee and related costs, net” in our condensed consolidated statements of operations for the three and nine months ended April 3, 2021.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2021 is a 53-week year ending on July 3, 2021, with the quarter ended April 3, 2021 being a 14-week quarterly period. Our fiscal 2020 was a 52-week year that ended on June 27, 2020, with the quarter ended March 28, 2020 being a 13-week quarterly period.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounting Policies
The accompanying condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020. There have been no significant changes to these policies during the nine months ended April 3, 2021, except for the removal of the long-lived asset valuation policy and the updates resulting from the adoption of Topic 326, as discussed in “Note 2. Recently Issued Accounting Pronouncements”.
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
With the adoption of Topic 326, we are now assessing whether unrealized losses have resulted from a credit loss or other factors. We believe none of our unrealized losses on available-for-sale investments were other-than temporary or were attributable to credit losses as of April 3, 2021 and June 27, 2020. We review our available-for-sale investments on a quarterly basis to identify a potential other-than-temporary impairment. The investments with unrealized losses consisted primarily of corporate debt securities, and given the extent of the unrealized loss positions, the issuers' high credit ratings and the near-term market conditions, we believe our unrealized losses are temporary. We also do not have an intent to sell our investments and would not be required to sell them before they recover.
The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. We determine whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers' latest available financial statements, their credit standing and historical collection experience, as well as current and future market and economic conditions. As of April 3, 2021 and June 27, 2020, the allowance for credit losses on our trade receivables was $1.8 million and $1.8 million, respectively.
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
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Numerator:
Net income	$225.5	$43.4	$375.8	$140.1
Denominator:
Basic weighted average common shares outstanding	75.8	74.8	75.6	76.2
Effect of dilutive securities from stock-based benefit plans	0.8	1.0	0.8	0.8
Shares issuable assuming conversion of the 2024 Notes	2.6	1.7	2.2	0.7
Diluted weighted average common shares outstanding	79.2	77.5	78.6	77.7
Net income per share:
Basic	$2.97	$0.58	$4.97	$1.84
Diluted	$2.85	$0.56	$4.78	$1.80
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding convertible notes, all using the treasury stock method.
We have the ability and intent to settle the face value of our convertible notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the convertible notes. The 2026 Notes (as defined in Note 9) will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $99.29. The potentially dilutive shares resulting from the 2024 Notes (as defined in Note 9) were included in the calculation of diluted income per share for the three and nine months ended April 3, 2021 since the average price of our common stock exceeded the conversion price of $60.62. Refer to “Note 9. Debt” for further discussion.
Anti-dilutive potential shares are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material and were 0.5 million shares for the three and nine months ended April 3, 2021, respectively. Anti-dilutive shares excluded from the calculation of diluted earnings per share were not material for each of the three and nine months ended March 28, 2020, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 3, 2021:
Cash	$114.8	$—	$—	$114.8
Cash equivalents:
Commercial paper	36.0	—	—	36.0
Corporate debt securities	7.5	—	—	7.5
Money market funds	504.4	—	—	504.4
U.S. Treasury securities	25.0	—	—	25.0
Total cash and cash equivalents	$687.7	$—	$—	$687.7
Short-term investments:
Certificates of deposit	$19.3	$—	$—	$19.3
Commercial paper	176.6	—	—	176.6
Corporate debt securities	450.0	0.3	(0.3)	450.0
U.S. Agency securities	46.5	—	—	46.5
U.S. Treasury securities	674.4	0.1	—	674.5
Total short-term investments	$1,366.8	$0.4	$(0.3)	$1,366.9

June 27, 2020:
Cash	$114.2	$—	$—	$114.2
Cash equivalents:
Money market funds	159.6	—	—	159.6
U.S. Treasury securities	24.2	—	—	24.2
Total cash and cash equivalents	$298.0	$—	$—	$298.0
Short-term investments:
Certificates of deposit	$12.9	$—	$—	$12.9
Commercial paper	179.9	0.3	—	180.2
Corporate debt securities	435.0	1.7	(0.1)	436.6
Foreign government bonds	1.7	—	—	1.7
U.S. Agency securities	59.5	—	—	59.5
U.S. Treasury securities	563.9	1.0	—	564.9
Total short-term investments	$1,252.9	$3.0	$(0.1)	$1,255.8
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended April 3, 2021 and March 28, 2020, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and nine months ended April 3, 2021, our other income (expense), net was $2.4 million and $2.1 million, respectively, and includes interest income on cash equivalents and short-term investments of $1.0 million and $4.9 million, respectively. During the three and nine months ended March 28, 2020, our other income (expense), net was $21.7 million and $27.9 million, respectively, and includes interest income on cash equivalents and short-term investments of $5.2 million and $12.6 million, respectively, and a gain on the sale of Lithium Niobate modulators business of $13.8 million for both periods presented.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We included $3.5 million and $4.3 million of interest receivable in prepayments and other current assets as of April 3, 2021 and June 27, 2020, respectively. We did not recognize an allowance for credit losses against interest receivable in any of the periods presented as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category and length of time the investment has been in a continuous unrealized loss position as of the periods presented (in millions):

	Less than 12 months
	Fair Value	Unrealized Losses
April 3, 2021:
U.S. Agency securities	$34.4	$—
Certificates of deposit	4.0	—
Commercial paper	129.5	—
Corporate debt securities	310.4	(0.3)
U.S. government bonds	47.9	—
Total	$526.2	$(0.3)

June 27, 2020:
Certificates of deposit	$3.1	$—
Commercial paper	51.1	—
Corporate debt securities	96.5	(0.1)
Foreign government bonds	1.7	—
U.S. Agency securities	47.0	—
U.S. government bonds	159.8	—
Total	$359.2	$(0.1)
As of April 3, 2021 and June 27, 2020, we have no unrealized loss positions for a period of greater than 12 months on our cash equivalents and short-term investments.
The following table classifies our short-term investments by contractual maturities (in millions):

	April 3, 2021		June 27, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$926.7	$926.8	$1,237.4	$1,239.9
Due in 1 year through 5 years	440.1	440.1	15.5	15.9
	$1,366.8	$1,366.9	$1,252.9	$1,255.8
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
April 3, 2021: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$36.0	$—	$36.0
Corporate debt securities	—	7.5	—	7.5
Money market funds	504.4	—	—	504.4
U.S. Treasury securities	25.0	—	—	25.0
Short-term investments:
Certificates of deposit	—	19.3	—	19.3
Commercial paper	—	176.6	—	176.6
Corporate debt securities	—	450.0	—	450.0
U.S. Agency securities	—	46.5	—	46.5
U.S. Treasury securities	674.5	—	—	674.5
Total assets	$1,203.9	$735.9	$—	$1,939.8
(1) Excludes $114.8 million in cash held in our bank accounts at April 3, 2021.

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
The carrying amounts and estimated fair values of the 2026 Notes and the 2024 Notes are as follows for the periods presented (in millions):

	April 3, 2021		June 27, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 Notes	$778.9	$1,240.5	$749.7	$1,070.2
2024 Notes	385.3	730.9	370.6	620.0
	$1,164.2	$1,971.4	$1,120.3	$1,690.2
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
Note 6. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of April 3, 2021 and June 27, 2020, the allowance for credit losses on our trade receivables was $1.8 million and $1.8 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Inventories
The components of inventories were as follows (in millions):

	April 3, 2021	June 27, 2020
Raw materials and purchased parts	$69.4	$57.9
Work in process	82.5	67.6
Finished goods	58.8	63.4
Inventories	$210.7	$188.9
Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	April 3, 2021	June 27, 2020
Operating lease right-of-use assets	$87.3	$90.3
Less: accumulated amortization	(17.0)	(11.6)
Operating lease right-of-use assets, net	$70.3	$78.7
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	April 3, 2021	June 27, 2020
Land	$44.1	$44.1
Buildings and improvement	125.7	114.8
Machinery and equipment	526.8	487.0
Computer equipment and software	29.0	27.5
Furniture and fixtures	8.8	7.2
Leasehold improvements	32.0	27.8
Finance lease right-of-use assets	28.1	28.1
Construction in progress	36.8	54.7
	831.3	791.2
Less: Accumulated depreciation	(453.3)	(398.2)
Property, plant and equipment, net	$378.0	$393.0
During the three and nine months ended April 3, 2021, we recorded depreciation expense of $22.8 million and $70.4 million, respectively. During the three and nine months ended March 28, 2020, we recorded depreciation expense of $27.5 million and $87.8 million, respectively.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other current liabilities
The components of other current liabilities were as follows (in millions):

	April 3, 2021	June 27, 2020
Restructuring accrual and related charges (1)	$4.2	$5.2
Warranty accrual (2)	5.6	5.0
Deferred revenue and customer deposits	1.8	1.9
Finance lease liabilities, current	0.1	0.6
Income tax payable (3)	73.1	28.8
Other current liabilities	2.2	2.8
Other current liabilities	$87.0	$44.3
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	April 3, 2021	June 27, 2020
Asset retirement obligations	$4.7	$4.6
Pension accrual	12.0	11.8
Unrecognized tax benefit	26.6	17.3
Other non-current liabilities	2.4	2.3
Other non-current liabilities	$45.7	$36.0
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
As of April 3, 2021, we sublease certain floors of our offices in the United Kingdom, the United States, Canada, and Japan. These subleases will expire at various dates by fiscal year 2023. We anticipate receiving approximately $3.6 million in sublease income over the next two years.
The components of lease costs, lease term, and discount rate are as follows:

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Finance lease cost (in millions):
Amortization of right-of-use assets	$0.1	$4.8	$0.4	$13.0
Interest	—	—	—	0.1
Operating lease cost	3.4	3.9	10.6	11.9
Short-term and variable lease costs	1.1	1.1	3.4	3.2
Sublease income	(0.7)	(0.7)	(2.1)	(1.9)
Total lease cost	$3.9	$9.1	$12.3	$26.3

			April 3, 2021	June 27, 2020
Weighted average remaining lease term (in years):
Operating leases			7.6	8.6
Finance leases			0.3	1.0
Weighted average discount rate:
Operating leases			3.5%	3.5%
Finance leases			4.4%	4.4%
As of April 3, 2021, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)	Finance Leases	Total
Remainder of 2021	$3.9	$0.1	$4.0
2022	13.8	—	13.8
2023	11.2	—	11.2
2024	9.9	—	9.9
2025	6.5	—	6.5
Thereafter	25.4	—	25.4
Total minimum lease payments	$70.7	$0.1	$70.8
Less: amount representing interest	(8.4)	—	(8.4)
Present value of total lease liabilities	$62.3	$0.1	$62.4
(1) Non-cancellable sublease proceeds for the remainder of fiscal 2021, and fiscal 2022, and 2023 of $0.7 million, $2.3 million, and $0.6 million, respectively, are not included in the table above.
Note 8. Goodwill and Other Intangible Assets
Goodwill
The following table presents our goodwill balance by the reportable segments as of April 3, 2021 and June 27, 2020 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of April 3, 2021 and June 27, 2020	$363.5	$5.4	$368.9

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2020, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three and nine months ended April 3, 2021.
Other Intangibles
The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for customer relationships and order backlog, which are amortized using an accelerated method of amortization over the expected customer lives, which more accurately reflects the pattern of realization of economic benefits expected to be obtained. Acquired developed technologies and order backlog are amortized to cost of sales and customer relationships is amortized to selling, general and administrative. In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
The following tables present details of our other intangibles as of the periods presented (in millions, except for weighted average remaining amortization period):

April 3, 2021	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(222.3)	$168.0	3.2
Customer relationships	145.0	(49.8)	95.2	5.7
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$560.0	$(296.8)	$263.2
The table above excludes fully amortized intangibles of $5.5 million that were written off against accumulated amortization during the three and nine months ended April 3, 2021.
During the three and nine months ended April 3, 2021, we completed our remaining IPR&D projects and therefore reclassified $10 million from IPR&D to acquired developed technologies. This amount will be amortized over the assets’ estimated useful life of 3 years.
During the nine months ended April 3, 2021, we purchased intellectual property from a third party for a total consideration of $10 million. These intangible assets have an estimated useful life of 5 years.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of sales	$15.8	$13.9	$45.8	$38.8
Selling, general and administrative	6.2	6.1	17.8	18.6
Total amortization of intangibles	$22.0	$20.0	$63.6	$57.4
Based on the carrying amount of our acquired developed technologies and other intangibles as of April 3, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2021	$22.0
2022	85.4
2023	61.9
2024	40.5
2025	27.7
Thereafter	25.7
Total future amortization	$263.2
Note 9. Debt
Convertible Notes
2026 Notes
In December 2019, we issued $1,050 million in aggregate principal amount of the 2026 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes are governed by an indenture between the Company and U.S. Bank National Association (the “2026 Indenture”). We used approximately $196 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan credit facility, and a portion of the net proceeds of the offering to purchase approximately $200 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions. The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2024 Notes
In March 2017, we issued $450 million of the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as trustee (the “2024 Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	April 3, 2021		June 27, 2020
	2024 Notes (1)	2026 Notes	2024 Notes (1)	2026 Notes
Principal	$450.0	$1,050.0	$450.0	$1,050.0
Unamortized debt discount and debt issuance costs	(64.7)	(271.1)	(79.4)	(300.3)
Net carrying amount of the liability component	$385.3	$778.9	$370.6	$749.7
(1) Since the closing price of our stock exceeded $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of the third quarter of fiscal 2021, the 2024 Notes have become convertible at the option of the holders. Therefore, the debt component of our 2024 Notes as of April 3, 2021 has been classified as current liabilities in our condensed consolidated balance sheet.
If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Contractual interest expense	$1.6	$1.6	$4.8	$2.3
Amortization of the debt discount and debt issuance costs	14.8	14.0	43.9	24.8
Total interest expense	$16.4	$15.6	$48.7	$27.1
The future interest and principal payments related to our convertible notes are as follows as of April 3, 2021 (in millions):

Fiscal Years	2024 Notes	2026 Notes	Total
Remainder of 2021	$—	$2.6	$2.6
2022	1.1	5.3	6.4
2023	1.1	5.3	6.4
2024	451.2	5.3	456.5
2025	—	5.3	5.3
Thereafter	—	1,057.7	1,057.7
Total convertible notes payments	$453.4	$1,081.5	$1,534.9

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The principal balances of our Notes are reflected in the payment periods in the table above based on their respective contractual maturities. During the three and nine months ended April 3, 2021, we received conversion requests for less than $0.1 million principal amount of the 2024 Notes, which will be settled in cash in the fourth quarter of fiscal 2021.
Term Loan Facility
In December 2018, concurrent with the closing of the Oclaro merger, we entered into a credit agreement providing for a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $500.0 million and we drew in full the term loans available under the Term Loan Facility on the closing date of the Oclaro merger. In the second quarter of fiscal 2020, we repaid, in full, all amounts outstanding under our Term Loan Facility. During the nine months ended March 28, 2020, we incurred $18.1 million of interest expense on this Term Loan Facility, which includes an $8.0 million loss on the early extinguishment of debt.
Other Interest Expense
For the nine months ended March 28, 2020, we also recorded $0.1 million interest expense related to our finance leases.
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations, and available-for-sale securities.
The changes in accumulated other comprehensive income (loss) were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Beginning balance as of June 27, 2020	$9.7	$(4.2)	$2.4	$7.9
Other comprehensive loss	—	—	(1.5)	(1.5)
Ending balance as of September 26, 2020	9.7	(4.2)	0.9	6.4
Other comprehensive loss	—	—	(0.4)	(0.4)
Ending balance as of December 26, 2020	$9.7	$(4.2)	$0.5	$6.0
Other comprehensive loss	—	—	(0.3)	(0.3)
Ending balance as of April 3, 2021	$9.7	$(4.2)	$0.2	$5.7

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Beginning balance as of June 29, 2019	$9.7	$(3.5)	$0.9	$7.1
Other comprehensive income	—	—	0.1	0.1
Ending balance as of September 28, 2019	9.7	(3.5)	1.0	7.2
Other comprehensive loss	—	—	(0.2)	(0.2)
Ending balance as of December 28, 2019	$9.7	$(3.5)	$0.8	$7.0
Other comprehensive loss	—	—	(1.2)	(1.2)
Ending balance as of March 28, 2020	$9.7	$(3.5)	$(0.4)	$5.8
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(2) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary.
(3) Unrealized loss on available-for-sale securities for the three and nine months ended April 3, 2021 is presented net of tax of $0.1 million and $0.6 million, respectively. Tax impact was not material for the other periods presented.
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions.
The following table summarizes the activity of restructuring and related charges during the three and nine months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Balance as of beginning of period	$4.6	$5.0	$5.2	$14.6
Charges	2.9	2.7	3.1	4.9
Payments	(3.3)	(5.1)	(4.1)	(16.9)
Balance as of end of period	$4.2	$2.6	$4.2	$2.6
During the three and nine months ended April 3, 2021, we recorded restructuring and related charges of $2.9 million and $3.1 million, respectively, in our condensed consolidated statements of operations. The charges were mainly attributable to severance charges associated with the decision to cease manufacturing of certain products in San Jose, California.
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
We recorded a tax provision of $27.4 million and $58.8 million for the three and nine months ended April 3, 2021, respectively. Our tax provision for the three months ended April 3, 2021 includes a discrete tax expense of $16.8 million mainly associated with the Coherent termination fee, partially offset by currency re-measurement of certain tax related accounts and return-to-provision differences. Our estimated effective tax rate for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, and subpart F inclusion.
As of April 3, 2021, we had $26.9 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of commencement, resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect our unrecognized tax benefit amount that could affect the effective tax rate to decrease by $4.8 million over the next 12 months.
We believe that we have adequately provided under GAAP for potential outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of April 3, 2021, we had 2.2 million shares subject to restricted stock units and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”). Restricted stock units and performance stock units are performance-based, time-based or a combination of both. The fair value of these grants is based on the closing market price of our common stock on the date of award.
As of April 3, 2021, 2.3 million shares of common stock under the 2015 Plan were available for grant.
Replacement Awards
In connection with the acquisition of Oclaro, we issued equity awards to Oclaro employees (“replacement awards”) in exchange for their Oclaro equity awards. As of April 3, 2021, we had 0.1 million of unvested shares subject to restricted stock units under the replacement awards.
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
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.7 million shares remained available for issuance as of April 3, 2021.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the three and nine months ended April 3, 2021 and March 28, 2020 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of sales	$5.3	$4.3	$13.8	$12.6
Research and development	5.3	4.2	14.8	12.1
Selling, general and administrative	14.5	10.7	40.1	31.4
Total stock-based compensation	$25.1	$19.2	$68.7	$56.1
Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Income tax benefit associated with stock-based compensation	$3.4	$2.4	$12.2	$9.0
Approximately $5.2 million and $3.6 million of stock-based compensation was capitalized to inventory as of April 3, 2021 and June 27, 2020, respectively.
Stock Award Activity
The following table summarizes our awards activity for the nine months ended April 3, 2021 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 27, 2020	1.9	$56.6	0.3	$60.6
Granted	1.2	87.0	0.1	86.7
Vested	(1.0)	56.2	(0.1)	57.8
Canceled	(0.1)	64.1	—	70.8
Balance as of April 3, 2021	2.0	$74.1	0.3	$74.4
As of April 3, 2021, $147.2 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.9 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 27, 2020	3.5
Granted	(1.3)
Canceled	0.1
Balance as of April 3, 2021	2.3
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three months ended April 3, 2021 and March 28, 2020 was $1.2 million and $0.8 million, respectively. The 2015 Purchase Plan expense for the nine months ended April 3, 2021 and March 28, 2020 was $3.5 million and $2.5 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three and nine months ended April 3, 2021, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.
Note 14. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $224.9 million as of April 3, 2021, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table presents the changes in our warranty reserve during the three and nine months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Balance as of beginning of period	$5.7	$6.8	$5.0	$7.5
Provision for warranty	1.7	0.7	5.8	2.5
Utilization of reserve	(1.8)	(2.1)	(5.2)	(4.6)
Balance as of end of period	$5.6	$5.4	$5.6	$5.4
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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of April 3, 2021, we did not have any material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net revenue:
OpComms	$387.9	$359.3	$1,265.5	$1,184.8
Lasers	31.6	43.5	85.2	125.7
Net revenue	$419.5	$402.8	$1,350.7	$1,310.5
Gross profit:
OpComms	$194.3	$161.8	$660.9	$550.1
Lasers	14.9	21.6	39.4	56.2
Total segment gross profit	209.2	183.4	700.3	606.3
Unallocated corporate items:
Stock-based compensation	(5.3)	(4.3)	(13.8)	(12.6)
Amortization of acquired intangibles	(15.8)	(13.9)	(45.8)	(38.8)
Amortization of inventory fair value adjustments	—	(1.5)	—	(5.8)
Inventory and fixed asset write down due to product line exits	—	(2.3)	(0.4)	(6.0)
Integration related costs	—	0.3	—	(3.1)
Other charges (1)	(3.1)	(4.0)	(20.0)	(25.5)
Gross profit	$185.0	$157.7	$620.3	$514.5
(1) “Other charges” of unallocated corporate items for the three and nine months ended April 3, 2021 include costs of transferring product lines to new production facilities, including Thailand of $1.4 million and $6.5 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $1.0 million and $7.7 million during the three and nine months ended April 3, 2021, respectively. Our excess and obsolete inventory charges related to Huawei were offset by $2.1 million of sale of inventory previously written down during the three and nine months ended April 3, 2021. During the nine months ended April 3, 2021, there was also a $5.0 million impairment charge associated with excess capacity related to our Fiber laser business.
“Other charges” of unallocated corporate items for the three and nine months ended March 28, 2020 primarily include costs of transferring product lines to new production facilities, including Thailand of $0.4 million and $8.5 million, respectively. We also incurred excess and obsolete inventory charges driven by the decline in demand from Huawei of $0.1 million and $12.8 million during the three and nine months ended March 28, 2020. In addition, there were expenses of $1.6 million related to the COVID-19 outbreak during the three and nine months ended March 28, 2020.
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

	Three Months Ended				Nine Months Ended
	April 3, 2021		March 28, 2020		April 3, 2021		March 28, 2020
OpComms:
Telecom and Datacom	$255.8	61.0%	$251.0	62.3%	$803.3	59.5%	$765.4	58.4%
Consumer and Industrial	132.1	31.5	108.3	26.9	462.2	34.2	419.4	32.0
Total OpComms	$387.9	92.5%	$359.3	89.2%	$1,265.5	93.7%	$1,184.8	90.4%
Lasers	31.6	7.5	43.5	10.8	85.2	6.3	125.7	9.6
Total Revenue	$419.5		$402.8		$1,350.7		$1,310.5
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

	Three Months Ended				Nine Months Ended
	April 3, 2021		March 28, 2020		April 3, 2021		March 28, 2020
Net revenue:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$38.2	9.1%	$38.6	9.6%	$98.2	7.3%	$118.9	9.1%
Mexico	16.3	3.9	33.2	8.2	107.4	8.0	88.3	6.7
Other Americas	3.7	0.9	1.4	0.3	10.5	0.7	3.2	0.3
Total Americas	$58.2	13.9%	$73.2	18.1%	$216.1	16.0%	$210.4	16.1%

Asia-Pacific:
Hong Kong	$134.2	32.0%	$125.9	31.3%	$426.6	31.6%	$404.2	30.8%
Philippines	30.9	7.4	14.3	3.6	134.3	9.9	44.1	3.4
South Korea	63.3	15.1	63.3	15.7	185.3	13.7	239.9	18.3
Other Asia-Pacific	96.6	22.9	98.7	24.5	282.2	20.9	315.1	24.0
Total Asia-Pacific	$325.0	77.4%	$302.2	75.1%	$1,028.4	76.1%	$1,003.3	76.5%

EMEA	$36.3	8.7%	$27.4	6.8%	$106.2	7.9%	$96.8	7.4%

Total net revenue	$419.5		$402.8		$1,350.7		$1,310.5

During the three and nine months ended April 3, 2021 compared to the three and nine months ended March 28, 2020, our net revenue from the Philippines grew due to an introduction of a new product to one of our large customers.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future for backlog related performance obligations that are unsatisfied as of April 3, 2021 (in millions):

	Less than 1 year	1-2 years	Greater than 2 years	Total
Performance obligations	$415.2	$11.4	$—	$426.6
Contract Balances
The following table reflects the changes in contract balances as of April 3, 2021 (in millions, except percentages):

Contract balances	Balance sheet location	April 3, 2021	June 27, 2020	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$224.8	$233.5	$(8.7)	(3.7)%
Deferred revenue and customer deposits	Other current liabilities	$1.8	$1.9	$(0.1)	(5.3)%
During the three and nine months ended April 3, 2021, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two and three customers, who collectively accounted for 44% and 53% of our total net revenue, respectively.
During the three and nine months ended March 28, 2020, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two customers, who collectively accounted for 37% and 42% of our total net revenue, respectively.
As of April 3, 2021, our accounts receivable balance was concentrated with two customers, which individually represented 10% or greater of gross accounts receivable and collectively accounted for 27% of the balance. As of June 27, 2020, one customer represented 10% or greater of gross accounts receivable and accounted for 14% of the balance.
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	April 3, 2021	June 27, 2020
Property, plant and equipment, net
United States	$135.5	$139.1
Thailand	107.7	122.6
China	40.7	43.2
Japan	34.4	32.3
Other countries	59.7	55.8
Total property, plant and equipment, net	$378.0	$393.0
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During the three and nine months ended April 3, 2021, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers, who collectively accounted for 62% and 64% of total net inventory purchases, respectively. During the three and nine months ended March 28, 2020, net inventory purchases which represented 10% or greater of total net purchases, were concentrated with three and two contract manufacturers, who collectively accounted for 88% and 85% of total net inventory purchases, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 16. Subsequent Event
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700 million to purchase our own shares of common stock. The repurchase program is authorized for 2 years but may be suspended or terminated by the board of directors at any time.

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our current expectations and involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, and our expectations regarding US-China relations, market and regulatory conditions, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. We expect the accelerating shift to digital and virtual approaches to all aspects of work and life that is driving staggering amounts of data in the world’s networks and cloud datacenters will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new technology challenges that our technology addresses. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser based approaches, including the types of lasers Lumentum supplies. Laser based 3D sensing and LiDAR is a rapidly developing market. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Frictionless and contactless biometric security and access control is of increasing focus globally given the world’s experience with COVID-19. Additionally, we expect 3D enabled machine vision solutions to expand significantly in industrial applications in the coming years.
To maintain and grow our market and technology leadership positions, we are continually investing in new and differentiated products and technologies and customer programs that address both nearer-term and longer-term growth opportunities, as well as continually improving and optimizing our operations. Over many years, we have developed close relationships with market leading customers. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide.
Termination of Coherent Merger Agreement
On January 18, 2021, we entered into a merger agreement with Coherent, under which we would acquire all outstanding shares of Coherent common stock. In March 2021, Coherent terminated the merger agreement and paid us a termination fee of $217.6 million in accordance with the merger agreement. This gain was offset by $10.1 million of acquisition related expenses and the net amount is presented as “merger termination fee and related costs, net” in our condensed consolidated statements of operations for the three and nine months ended April 3, 2021.
Impact of COVID-19 to our Business
The COVID-19 pandemic has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines, closure or restrictions on business and quarantine or other types of “shelter-in-place” orders in many regions of the world. The pandemic and these related responses have caused, and are expected to continue to cause a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and potential disruption of financial markets. We have adopted several measures in response to the COVID-19 outbreak including complying with local, state or federal orders that require employees to work from home, instructing employees to work from home in certain jurisdictions, limiting the number of employees onsite which slowed our manufacturing operations in certain countries, enhanced use of personal protective equipment and restricting non-critical business travel by our employees.

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
While the recent outbreak of the COVID-19 did not have a material adverse effect on our reported results for our third quarter of fiscal 2021, we are actively monitoring the impact of the coronavirus outbreak. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, the speed, efficacy, and acceptance of vaccine distributions, actions by government authorities and private businesses to contain the severity of the outbreak in various geographies and the speed and trajectory of any recovery from the impact of the pandemic, among other things.
COVID-19 has also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. If we are unable to procure needed semiconductor components, this will impact our ability to supply our products to our customers and may reduce our revenue. If our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may increase in the near term as supplier and customer buffer inventories and safety stocks are exhausted.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Inventory Valuation
•Revenue Recognition
•Income Taxes
•Goodwill
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 27, 2020 provides a more complete discussion of our critical accounting policies and estimates. There have been no significant changes to these policies during the nine months ended April 3, 2021, except for the removal of the long-lived asset valuation policy and the updates resulting from the adoption of Topic 326, as discussed in “Note 2. Recently Issued Accounting Pronouncements”.

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
Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Segment net revenue:
OpComms	92.5%	89.2%	93.7%	90.4%
Lasers	7.5	10.8	6.3	9.6
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	52.1	57.4	50.7	57.8
Amortization of acquired developed intangibles	3.8	3.5	3.4	3.0
Gross profit	44.1	39.2	45.9	39.3
Operating expenses:
Research and development	13.6	12.1	11.9	11.4
Selling, general and administrative	15.6	15.2	13.6	13.8
Restructuring and related charges	0.7	0.7	0.2	0.4
Merger termination fee and related costs, net	(49.5)	—	(15.4)	—
Impairment charges	—	0.6	—	0.2
Total operating expenses (income)	(19.5)	28.6	10.3	25.7
Income from operations	63.6	10.6	35.6	13.5
Interest expense	(3.9)	(3.9)	(3.6)	(3.5)
Other income (expense), net	0.6	5.4	0.2	2.1
Income before income taxes	60.3	12.1	32.2	12.2
Provision for income taxes	6.5	1.3	4.4	1.5
Net income	53.8%	10.8%	27.8%	10.7%

Financial Data for the three and nine months ended April 3, 2021 and March 28, 2020
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 3, 2021	March 28, 2020	Change	Percentage Change	April 3, 2021	March 28, 2020	Change	Percentage Change
Segment net revenue:
OpComms	$387.9	$359.3	$28.6	8.0%	$1,265.5	$1,184.8	$80.7	6.8%
Lasers	31.6	43.5	(11.9)	(27.4)	85.2	125.7	(40.5)	(32.2)
Net revenue	$419.5	$402.8	$16.7	4.1%	$1,350.7	$1,310.5	$40.2	3.1%

Gross profit	$185.0	$157.7	$27.3	17.3%	$620.3	$514.5	$105.8	20.6%
Gross margin	44.1%	39.2%			45.9%	39.3%

Research and development	$57.2	$48.7	$8.5	17.5%	$160.4	$149.6	$10.8	7.2%
Percentage of net revenue	13.6%	12.1%			11.9%	11.4%

Selling, general and administrative	$65.5	$61.3	$4.2	6.9%	$183.1	$180.4	$2.7	1.5%
Percentage of net revenue	15.6%	15.2%			13.6%	13.8%

Restructuring and related charges	$2.9	$2.7	$0.2	7.4%	$3.1	$4.9	$(1.8)	(36.7)%
Percentage of net revenue	0.7%	0.7%			0.2%	0.4%

Merger termination fee and related costs, net	$(207.5)	$—	$(207.5)	N/A	$(207.5)	$—	$(207.5)	N/A
Percentage of net revenue	(49.5)%	—%			(15.4)%	—%

Impairment charges	$—	$2.5	$(2.5)	(100.0)%	$—	$2.5	$(2.5)	(100.0)%
Percentage of net revenue	—%	0.6%			—%	0.2%
Net Revenue
Net revenue increased by $16.7 million, or 4.1%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. This increase was primarily due to increased revenue in OpComms of $28.6 million, offset by decreased sales of Lasers of $11.9 million. These results include a deferral of $14.8 million of revenue due to delays in 5G deployments in China.
OpComms net revenue increased by $28.6 million, or 8.0%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. Within Opcomms, Telecom and Datacom increased by $4.8 million primarily due to the extra week in the third quarter of fiscal 2021. These results include a deferral of $14.8 million of revenue due to delays in 5G deployments in China. Industrial and Consumer increased by $23.8 million due to the extra week and an expansion of the available market due to an increased dollar content of 3D sensing lasers and higher adoption rates of 3D sensing in consumer electronic devices compared with the prior year. Within Telecom and Datacom, sales of Datacom transceiver products and Lithium Niobate modulators, products, which we are winding down, decreased by $12.8 million.
Lasers net revenue decreased by $11.9 million, or 27.4%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020, primarily due to COVID-19 reducing customer demand for our kilowatt class fiber lasers.

Net revenue increased by $40.2 million, or 3.1%, during the nine months ended April 3, 2021 compared to the nine months ended March 28, 2020. This increase was primarily due to $80.7 million higher OpComms net revenue, offset by $40.5 million lower sales of Lasers.
OpComms net revenue increased by $80.7 million, or 6.8%, during the nine months ended April 3, 2021 compared to the nine months ended March 28, 2020. Within OpComms, sales of Telecom and Datacom increased by $37.9 million and Industrial and Consumer increased by $42.8 million. The Telecom and Datacom increase was primarily due to increased sales of Datacom chips due to market share gains and increased sales of Telecom due to market growth and recovery from the impact of COVID-19 supply constraints, which more than offset the $52.2 million lower sales from product lines we are winding down, such as Datacom transceiver modules and certain Lithium Niobate product lines. These results include a deferral of $14.8 million of revenue due to delays in 5G deployments in China. The Industrial and Consumer increase was primarily driven by an expansion of the available market due to an increased dollar content of 3D sensing lasers and higher adoption rates of 3D sensing in consumer electronic devices compared with the prior comparable period.
Lasers net revenue decreased by $40.5 million, or 32.2%, during the nine months ended April 3, 2021 compared to the nine months ended March 28, 2020, primarily due to COVID-19 reducing customer demand for our kilowatt class fiber lasers.
During the three and nine months ended April 3, 2021, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two and three customers, who collectively accounted for 44% and 53% of our total net revenue, respectively.
During the three and nine months ended March 28, 2020, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two customers, who collectively accounted for 37% and 42% of our total net revenue, respectively.
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

	Three Months Ended				Nine Months Ended
	April 3, 2021		March 28, 2020		April 3, 2021		March 28, 2020
Net revenue:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$38.2	9.1%	$38.6	9.6%	$98.2	7.3%	$118.9	9.1%
Mexico	16.3	3.9	33.2	8.2	107.4	8.0	88.3	6.7
Other Americas	3.7	0.9	1.4	0.3	10.5	0.7	3.2	0.3
Total Americas	$58.2	13.9%	$73.2	18.1%	$216.1	16.0%	$210.4	16.1%

Asia-Pacific:
Hong Kong	$134.2	32.0%	$125.9	31.3%	$426.6	31.6%	$404.2	30.8%
Philippines	30.9	7.4	14.3	3.6	134.3	9.9	44.1	3.4
South Korea	63.3	15.1	63.3	15.7	185.3	13.7	239.9	18.3
Other Asia-Pacific	96.6	22.9	98.7	24.5	282.2	20.9	315.1	24.0
Total Asia-Pacific	$325.0	77.4%	$302.2	75.1%	$1,028.4	76.1%	$1,003.3	76.5%

EMEA	$36.3	8.7%	$27.4	6.8%	$106.2	7.9%	$96.8	7.4%

Total net revenue	$419.5		$402.8		$1,350.7		$1,310.5
For the three and nine months ended April 3, 2021, net revenue from customers outside the United States, based on customer shipping location, represented 90.9% and 92.7% of net revenue, respectively.
For the three and nine months ended March 28, 2020, net revenue from customers outside the United States, based on customer shipping location, represented 90.4% and 90.9% of net revenue, respectively.

During the three and nine months ended April 3, 2021 compared to the three and nine months ended March 28, 2020, our net revenue from the Philippines grew due to an introduction of a new product to one of our large customers.
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
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the three and nine months ended April 3, 2021 and March 28, 2020 (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
OpComms	$194.3	$161.8	50.1%	45.0%	$660.9	$550.1	52.2%	46.4%
Lasers	14.9	21.6	47.2%	49.7%	39.4	56.2	46.2%	44.7%
Segment total	$209.2	$183.4	49.9%	45.5%	$700.3	$606.3	51.8%	46.3%
Unallocated corporate items:
Stock-based compensation	(5.3)	(4.3)			(13.8)	(12.6)
Amortization of acquired intangibles	(15.8)	(13.9)			(45.8)	(38.8)
Amortization of inventory fair value adjustments	—	(1.5)			—	(5.8)
Inventory and fixed asset write down due to product line exits	—	(2.3)			(0.4)	(6.0)
Integration related costs	—	0.3			—	(3.1)
Other charges (1)	(3.1)	(4.0)			(20.0)	(25.5)
Total	$185.0	$157.7	44.1%	39.2%	$620.3	$514.5	45.9%	39.3%
(1) “Other charges” of unallocated corporate items for the three and nine months ended April 3, 2021 include costs of transferring product lines to new production facilities, including Thailand of $1.4 million and $6.5 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $1.0 million and $7.7 million during the three and nine months ended April 3, 2021, respectively. Our excess and obsolete inventory charges related to Huawei were offset by $2.1 million of sale of inventory previously written down during the three and nine months ended April 3, 2021. During the nine months ended April 3, 2021, there was also a $5.0 million impairment charge associated with excess capacity related to our Fiber laser business.
“Other charges” of unallocated corporate items for the three and nine months ended March 28, 2020 primarily include costs of transferring product lines to new production facilities, including Thailand of $0.4 million and $8.5 million, respectively. We also incurred excess and obsolete inventory charges driven by the decline in demand from Huawei of $0.1 million and $12.8 million during the three and nine months ended March 28, 2020. In addition, there were expenses of $1.6 million related to the COVID-19 outbreak during the three and nine months ended March 28, 2020.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.

Gross Margin
Gross margin for the three months ended April 3, 2021 increased to 44.1% from 39.2% for the three months ended March 28, 2020. The increase was primarily driven by higher OpComms segment gross margins for the three months ended April 3, 2021 compared to the three months ended March 28, 2020, which more than offset lower Lasers segment gross margins.
Gross margin for the nine months ended April 3, 2021 increased to 45.9% from 39.3% for the nine months ended March 28, 2020. The increase in gross margin was due to both higher OpComms and Lasers segment gross margins.
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
Segment Gross Margin
OpComms
OpComms gross margin for the three months ended April 3, 2021 increased to 50.1% from 45.0% for the three months ended March 28, 2020. The increase was primarily due to higher manufacturing volumes, a more profitable mix of products, including higher sales of higher margin 3D sensing and lower sales of lower margin Datacom transceiver module and Lithium Niobate modulator products, and the benefits from ongoing operational improvements.
OpComms gross margin for the nine months ended April 3, 2021 increased to 52.2% from 46.4% for the nine months ended March 28, 2020. The increase was primarily due to higher manufacturing volumes, a more profitable mix of products, including higher sales of higher margin 3D sensing and lower sales of lower margin Datacom transceiver module and Lithium Niobate modulator products, and the benefits from ongoing operational improvements.
Lasers
Lasers gross margin for the three months ended April 3, 2021 decreased to 47.2% from 49.7% for the three months ended March 28, 2020. This decrease was primarily due to the lower manufacturing levels related to COVID-19 reducing customer demand for our kilowatt class fiber products.
Lasers gross margin for the nine months ended April 3, 2021 increased to 46.2% from 44.7% for the nine months ended March 28, 2020. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products over the past year, offset by the impact of lower manufacturing levels related to COVID-19 reducing customer demand for our kilowatt class fiber products.
Research and Development (“R&D”)
R&D expense increased by $8.5 million, or 17.5%, for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The increase in R&D expense was primarily due to incremental headcount as well as one additional week in the three months ended April 3, 2021, which resulted in an increase in payroll related expense, stock-based compensation, and R&D materials, offset by a reduction in discretionary travel, primarily due to COVID-19 restrictions.
R&D expense increased by $10.8 million, or 7.2%, for the nine months ended April 3, 2021 compared to the nine months ended March 28, 2020. The increase in R&D expense was primarily due to an increase in payroll related expense and stock-based compensation, offset by a decrease in R&D materials, as well as a reduction in discretionary travel, primarily due to COVID-19 restrictions.
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

Selling, General and Administrative (“SG&A”)
SG&A expense increased by $4.2 million, or 6.9%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The increase in SG&A expense was primarily attributable to an increase in stock-based compensation and payroll related expense due to incremental headcount and one additional week in the three months ended April 3, 2021, as well as an increase in acquisition related costs.
SG&A expense increased by $2.7 million, or 1.5%, during the nine months ended April 3, 2021 compared to the nine months ended March 28, 2020. The increase in SG&A expense was primarily due to an increase in payroll related expense due to incremental headcount, an increase in stock-based compensation, an increase in acquisition related costs, offset by lower discretionary travel and trade shows, primarily due to COVID-19 restrictions.
From time to time, we incur non-core expenses, such as mergers and acquisition-related expenses and litigation expenses, which will likely increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions.
During the three and nine months ended April 3, 2021, we recorded restructuring and related charges of $2.9 million and $3.1 million, respectively, in our condensed consolidated statements of operations. The charges were mainly attributable to severance charges associated with the decision to cease manufacturing of certain products in San Jose, California.
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
Merger Termination Fee and Related Costs, Net
On January 18, 2021, we entered into a merger agreement with Coherent, under which we would acquire all outstanding shares of Coherent common stock. In March 2021, Coherent terminated the merger agreement and paid us a termination fee of $217.6 million in accordance with the merger agreement. For each of the three and nine months ended April 3, 2021, we recorded $217.6 million gain related to the receipt of a termination fee from Coherent in March 2021 as a result of the termination of our merger agreement. This gain was offset by $10.1 million of Coherent acquisition related charges and presented as “merger termination fee and related costs, net” in our condensed consolidated statements of operations for the three and nine months ended April 3, 2021.
Impairment Charges
For each of the three and nine months ended March 28, 2020, we recorded impairment charges of $2.5 million of property, plant and equipment related to the decision to exit the Datacom transceiver modules product line. We have had no impairments in fiscal 2021 related to this exit.

Interest Expense
For the three months ended April 3, 2021 and March 28, 2020, we recorded interest expense of $16.4 million and $15.6 million, respectively.
For the nine months ended April 3, 2021 and March 28, 2020, we recorded interest expense of $48.7 million and $45.3 million, respectively. The increase in interest expense was mainly driven by the increase in amortization of the debt discount and contractual interest expense of our 2026 Notes (as defined below) issued in fiscal 2020, offset by the decrease in contractual interest expense on our term loan facility (which we repaid in full in the second quarter of fiscal 2020) and a loss on early extinguishment of debt.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Foreign exchange gains (losses), net	$1.3	$0.7	$(3.8)	$(0.3)
Interest income	1.0	5.2	4.9	12.6
Other income (expense), net	0.1	15.8	1.0	15.6
Total other income (expense), net	$2.4	$21.7	$2.1	$27.9
For the three and nine months ended April 3, 2021, other income, net decreased by $19.3 million and $25.8 million, respectively, as compared to the three and nine months ended March 28, 2020, mainly driven by a gain on the sale of Lithium Niobate modulators business of $13.8 million recognized in fiscal 2020.
Provision for (Benefit from) Income Taxes

(in millions)	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Provision for income taxes	$27.4	$5.2	$58.8	$19.6
We recorded a tax provision of $27.4 million and $5.2 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Our tax provision for the three months ended April 3, 2021 includes a discrete tax expense of $16.8 million mainly from the tax expense associated with the Coherent termination fee partially offset by currency re-measurement of certain tax related accounts and return-to-provision differences. Our estimated effective tax rate for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate as well as the U.S. federal R&D tax credits, partially offset by the income tax expense from non-deductible stock-based compensation and the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, and subpart F inclusion.

Contractual Obligations
The following table summarizes our contractual obligations as of April 3, 2021, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$4.7	$—	$0.9	$2.3	$1.5
Finance lease liabilities, including imputed interest	0.1	0.1	—	—	—
Operating lease liabilities, including imputed interest (1)	70.7	14.0	22.4	13.3	21.0
Pension plan contributions (2)	0.5	0.5	—	—	—
Purchase obligations (3)	224.9	222.0	2.8	0.1	—
Convertible notes - principal (4)	1,500.0	—	450.0	—	1,050.0
Convertible notes - interest (4)	34.9	6.4	12.7	10.5	5.3
Total	$1,835.8	$243.0	$488.8	$26.2	$1,077.8
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of April 3, 2021, we expect to receive sublease income of approximately $3.6 million over the next two years. Refer to “Note 7. Leases” in the notes to condensed consolidated financial statements.
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
(4) Includes principal and interest on our 0.25% Convertible Notes due in 2024 (the “2024 Notes”) through March 2024, and principal and interest on our 0.50% Convertible Notes due in 2026 (the “2026 Notes” and together with the 2024 Notes, the “Notes”) through December 2026. We have the right to redeem the 2024 Notes and the 2026 Notes in whole or in part at any time on or after March 15, 2024 and on or after December 15, 2026, respectively. The principal balances of our Notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversion. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.
As of April 3, 2021, our other non-current liabilities also include $26.6 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
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

Financial Condition
Liquidity and Capital Resources
As of April 3, 2021 and June 27, 2020, our cash and cash equivalents of $687.7 million and $298.0 million, respectively, were largely held in the United States. As of April 3, 2021 and June 27, 2020, our short-term investments of $1,366.9 million and $1,255.8 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash outside the United States held by the non-US entities as of April 3, 2021 was $100.3 million, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Canada, and Thailand. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
Our intent is to indefinitely reinvest funds held outside the United States and, except for the funds held in the Cayman Islands, the British Virgin Islands, Japan and Hong Kong, our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. Additionally, if conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, our existing stockholders may be diluted. However, any such financing may not be available on terms favorable to us, or may not be available at all.
As of April 3, 2021, the debt component of our 2024 Notes of $385.3 million (principal balance of $450 million maturing in 2024) is presented in short-term liabilities since our stock price exceeded $78.80 for 20 of the last 30 trading days of the quarter ended April 3, 2021 and the 2024 Notes are convertible at the option of the holders. During the three and nine months ended April 3, 2021, we received conversion requests for less than $0.1 million principal amount of the 2024 Notes, which will be settled in cash in the fourth quarter of fiscal 2021. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
On May 7, 2021, our board of directors approved the 2 year share buyback program, which authorizes us to use up to $700 million to purchase our own shares of common stock. The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both Lumentum and our stockholders.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of April 3, 2021 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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
As of April 3, 2021, our balance of cash and cash equivalents increased by $389.7 million, to $687.7 million from $298.0 million as of June 27, 2020. The increase in cash and cash equivalents during the nine months ended April 3, 2021 was mainly due to cash provided by operating activities of $614.5 million, including the merger termination fee paid by Coherent of $217.6 million, offset by cash used in investing activities of $196.3 million and cash used in financing activities of $28.5 million.
As of March 28, 2020, our balance of cash, cash equivalents, and restricted cash increased by $256.2 million, to $688.8 million from $432.6 million as of June 29, 2019. The increase in cash, cash equivalents, and restricted cash was mainly due to cash provided by operating activities of $401.6 million and cash provided by financing activities of $332.5 million, offset by cash used in investing activities of $477.9 million during the nine months ended March 28, 2020.
Operating Cash Flow
Cash provided by operating activities was $614.5 million during the nine months ended April 3, 2021. Our net income was $375.8 million for the nine months ended April 3, 2021 and included the merger termination fee paid by Coherent, net of related costs of $207.5 million. Cash provided by operating activities was also generated from $258.8 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our Notes, and other non-cash charges), offset by $20.1 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in inventories of $20.2 million and a decrease in accounts payable of $41.6 million, offset by an increase in income taxes, net of $28.2 million.
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
Investing Cash Flow
Cash used in investing activities of $196.3 million during the nine months ended April 3, 2021 was primarily attributable to purchases of short-term investments, net of sales and maturities of $121.2 million, capital expenditures of $66.4 million, and payment for asset acquisition of $10.0 million.
Cash used in investing activities of $477.9 million during the nine months ended March 28, 2020 was primarily attributable to purchases of short-term investments, net of sales and maturities of $427.9 million, capital expenditures of $64.9 million, and payment for asset acquisition of $4.0 million, offset by proceeds from sale of product lines of $18.9 million.
Financing Cash Flow
Cash used in financing activities of $28.5 million during the nine months ended April 3, 2021 resulted primarily from tax payments related to restricted stock of $33.8 million, offset by the proceeds from employee stock plans of $5.5 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of April 3, 2021 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and related regional shelter-in-place orders are unprecedented events that are continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:
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
•Short-term investment values - as seen in past economic slowdowns, there may be credit losses and defaults or a withdrawal of government support programs which cause losses and/or liquidity issues in our investment portfolio.
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
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and nine months ended April 3, 2021, we recorded foreign exchange gains (losses), net of $1.3 million and $(3.8) million, respectively, and for the three and nine months ended March 28, 2020, we recorded foreign exchange gains (losses), net of $0.7 million and $(0.3) million, respectively, in the other income (expense), net in the condensed consolidated statements of operations.
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
We issued the 2026 Notes in December 2019 and the 2024 Notes in March 2017 with an aggregate principal amount of $1,050 million and $450 million, respectively. Both the 2026 Notes and the 2024 Notes are carried at face value less amortized discount on the condensed consolidated balance sheet. The 2026 Notes and the 2024 Notes bear interest at a rate of 0.50% and 0.25% per year, respectively. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our Notes changes when the market price of our stock fluctuates. The 2026 Notes will mature on December 15, 2026, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $99.29 per share. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.

Since the closing price of our stock exceeded $78.80 for 20 of the last 30 trading days of the third quarter of fiscal 2021, the 2024 Notes have become convertible at the option of the holders. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders.
Interest Rate Fluctuation Risk
As of April 3, 2021, we had cash, cash equivalents, and short-term investments of $2,054.6 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of April 3, 2021, the weighted-average life of our investment portfolio was about seven months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of April 3, 2021, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $8.8 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.4 million.
Bank Liquidity Risk
As of April 3, 2021, we had approximately $114.8 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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

In addition, we have experienced disruption and delays in our supply chain and with our manufacturing partners, for example in Malaysia, which imposed limitations at certain times on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations, and those limitations could be reinstated if the number of COVID-19 cases in particular regions were to increase. As a result, there is considerable uncertainty regarding the duration of such limitations and potential future restrictions, and complexity in ensuring compliance. Our supply chain has also been affected by measures implemented in response to the pandemic and our suppliers may not have the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.
The COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may continue to affect demand for our products and impact our results of operations. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides (including the availability of treatments and vaccines). In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. The magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains highly dynamic. We have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.
Changing technology and intense competition require us to continuously innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability.
The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions and enhancements, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends, and is further impacted by the disruptions caused by COVID-19 on our ability to continue with research and development activities. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs.
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

We also manufacture customized products for Huawei, and therefore may be unable to sell certain finished goods inventory to alternative customers, or may be unable to utilize such manufacturing capabilities for products for alternative customers, which may result in further excess and obsolete inventory charges and/or underutilized capacity charges in future periods. In addition, we sell various non-customized products to Huawei in which Huawei represents a significant portion of the related products’ demand.  We have taken charges, and may have significant future charges, for common components which become excess as a result of the inability to sell to Huawei. Future charges related to trade restrictions could be caused by either additional regulatory restrictions enacted with respect to Huawei, or revisions to our estimates of the impact from already-enacted restrictions.  Additional charges may also occur with respect to customized products that we manufacture for other customers in the event that such customers were to be added to the Entity List or otherwise if our ability to sell to such customers were restricted. This trade uncertainty may cause delays or cancellations, which could adversely affect our business, financial conditions and operating results. We believe this trade uncertainty has caused and may in the future cause delays or cancellations, which could adversely affect our business, financial conditions and operating results.
Intense competition in our markets may lead to an accelerated reduction in our prices, revenues, margins and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI, Acacia Communications (which was acquired by Cisco in March 2021), AMS, Broadcom, Coherent (which has entered into a merger agreement with II-VI), Fujitsu Optical Components, Furukawa Electric, IPG Photonics, MACOM, Mitsubishi Electric, Molex, Neophotonics, nLight, O-net Communications, Sumitomo Electric Industries and Trumpf. We may not be able to compete successfully against either current or future competitors. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, the merger or consolidation of significant competitors, for example, II-VI’s acquisition of Finisar in September of 2019 and its pending acquisition of Coherent, the acquisition of Acacia Communications by Cisco in March 2021, and the acquisition of OSRAM by AMS in December 2019, may result in competitors with greater resources, enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
•    changes in general IT spending;
•    less effective protection of intellectual property;
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

•    the imposition of sanctions on customers in China may cause those customers to seek domestic alternatives to our products, including developing alternatives internally, and our customers demand for our products could be impacted by their inability to obtain other materials subject to sanctions. For example, sanctions on certain US semiconductors and semiconductor equipment has caused a delay in 5G deployment in China while the affected companies seek alternative solutions, which has reduced the demand for our products from some of our Chinese customers;
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
We also rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. If operations at these contract manufacturers is adversely impacted, such as by restrictions due to COVID-19 or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Our ability to control the quality of products produced by contract manufacturers has and may in the future be impaired due to COVID-19 disruptions, and quality issues might not be resolved in a timely manner. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufactures, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and could harm our existing customer relationships.
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
Additionally, our ability to fulfill our customers’ demand, or the ability of our contract manufacturers to fulfill their obligations, may be affected by natural disasters, including a global pandemic such as COVID-19, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past we experienced a labor strike at one of our contract manufacturers which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. There is also an increased focus on corporate social and environmental responsibility in our industry. As a result, a number of our customers may adopt policies that include social and environmental responsibility provisions that their suppliers should comply with. These provisions may be difficult and expensive to comply with, given the complexity of our supply chain. We may be unable to cause our suppliers or contract manufactures to comply with these provisions which may adversely affect our relationships with customers. Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results and financial condition. The United States has imposed tariffs on the import of certain products manufactured in China, and may propose further tariffs in the future, which could increase costs associated with the manufacturing of our products in China, and potentially other countries, and negatively impact our sales levels and profit margins.
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers, restrictions or inability to operate due to COVID-19, or regarding our own business strategies, we may choose or be required to transfer the manufacturing of certain products to other manufacturing sites, including to our own manufacturing facilities. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable or unwilling to meet our demand. There also may be delays with the transfer of manufacturing equipment and successfully setting up that equipment at the transfer sites and training new operators. If such transfers are unsuccessful or take a longer period of time than expected, it could result in interruptions in supply and supply chain, and would likely impact our financial condition and results of operations.

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
Certain of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with certain of our customers. Some of our customers require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. We may encounter quality control issues as a result of setting up new manufacturing lines in our facilities, relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain, or we may experience delays in obtaining, customer qualification of our manufacturing lines. If we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities, the new production lines will likely need to be re-qualified with our customers. Any delays or failure to obtain qualifications would harm our reputation, operating results, and customer relationships.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, these suppliers may be unable to operate under restrictions due to COVID-19 or any resulting economic impact to their business and ability to continue operations, and the supply of and costs of raw materials may be negatively impacted by the COVID-19 pandemic, trade protection policies such as tariffs, or escalating trade tensions, particularly with countries in Asia. Specifically, these smaller suppliers may be particularly susceptible to prevailing economic conditions. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
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
Our products are complex and defects may be found from time to time. Networking products in particular frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties, which may contain defects. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and manufacturing resources, and cause significant customer relation problems or loss of customers, or risk exposure to product liability suits, all of which would harm our business.
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
Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments could significantly reduce our revenue and materially adversely affect our business, financial condition, relationships with our customers and results of operations. Compliance with U.S. government regulations also subjects us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
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

Our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could negatively impact our business. Governmental actions such as these could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects. Further, if we fail to comply with any of these export regulations, we could be subject to civil, criminal, monetary and non-monetary penalties and costly consent decrees, which would lead to disruptions to our business, restrictions on our ability to export products and technology, and adversely affect our business and results of operation.
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
We have in the past made several acquisitions, including our acquisition of Oclaro in December 2018, and we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions. As we expand into new markets, we face competition not only from our existing competitors but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to competition, regulatory requirements or restrictions or other reasons. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
•loss of customers, suppliers or partners; and
•failure to consummate an acquisition resulting in negative publicity and impact on our stock price.

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
•difficulties in integrating operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
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

Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs, introduction of new product lines and changes in contract manufacturers may reduce manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, before, during or after manufacture, results in lower gross margins from lower yields and additional rework costs. Additionally, the duration and impact of COVID-19 could exacerbate factors that affect our manufacturing yields. Any reduction in our manufacturing yields will adversely affect our gross margins and could have a material impact on our operating results.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In particular, the Tax Cuts and Jobs Act (the “Tax Act”) contains many significant changes to the U.S. tax laws that affected the first three quarters of fiscal 2021, and which will continue to affect the remainder of our fiscal 2021 and fiscal years thereafter.

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
Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider, enterprise and commercial laser markets, is limited and competition for such individuals is intense. Also, as a result of COVID-19, employees in our industries are increasingly able to work remotely, which has increased employee mobility and turnover, making it difficult for us to retain or hire employees. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products.
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
We seek to protect our products and product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive, therefore the steps we take to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing technologies that are similar to our own. Additionally, there may be existing patents that we are unaware of, which could be pertinent to our business. It is not possible for us to know whether there are patent applications pending that our products might infringe upon since these applications are often not made publicly available until a patent is issued or published. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours, or such patents could be invalidated or ruled unenforceable. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protections. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee for a number of third-party technologies including software and intellectual property rights from academic institutions, our competitors and others, and we are required to pay royalties to these licensors for the use thereof. In the future, if such licenses are unavailable or if we are unable to obtain such licenses on commercially reasonable terms, we may not be able to rely on such third-party technologies which could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results.
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
We are also subject to laws and regulations with respect to personal data we collect from our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. We have made certain modifications to our practices in order to comply with these or other requirements, and may be required to make additional modifications in order to comply with these or other requirements relating to privacy and data protection in the future, each of which may require us to incur significant costs and expenses. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and which, among other things, requires covered companies to provide new disclosures to California consumers. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which will go into effect on January 1, 2023. The CPRA amends and augments the CCPA by expanding individuals’ rights and the obligations of businesses that handle personal data. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA, CPRA and these other state laws and regulations, as well as their enforcement, remain unclear. The effects of the CCPA, CPRA and these other state laws and regulations are potentially significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.

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
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE”. The market price of our common stock has fluctuated, and may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•general economic and market conditions and other external factors, particularly in light of the market volatility driven by the impact and duration of COVID-19;
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

•announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions, such as our announcement related to the termination of the merger agreement with Coherent in March 2021, or overall movement toward industry consolidations among our customers and competitors;
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
Our bylaws provide that, unless we consent in writing to an alternative forum, the state or federal courts of Delaware are the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting breach of fiduciary duty, or other wrongdoing, by our directors, officers or other employees to us or our stockholders; any action asserting a claim against Lumentum pursuant to the Delaware General Corporation Law or our certificate of incorporation or bylaws; any action asserting a claim against Lumentum governed by the internal affairs doctrine; or any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a different judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us or our directors and officers.
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

Item 6. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 9, 2021, by and among Lumentum Holdings Inc., Coherent, Inc., Cheetah Acquisition Sub, Inc. and Cheetah Acquisition Sub LLC.	8-K	2.1	3/10/2021
10.1	Amended and Restated Commitment Letter, dated as of March 9, 2021, by and among Lumentum Holdings Inc., Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch.	8-K	10.1	3/10/2021
31.1
Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months and nine months ended April 3, 2021 and March 28, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended April 3, 2021 and March 28, 2020; (iii) Condensed Consolidated Balance Sheets as of April 3, 2021 and June 27, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended April 3, 2021 and March 28, 2020; (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended April 3, 2021 and March 28, 2020; and (vi) Notes to the Consolidated Financial Statements.				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X
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

LUMENTUM HOLDINGS INC.

Date:	May 12, 2021	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer