Form 10-K
period 2021-07-03
Lumentum Holdings Inc.
filed 2021-08-31
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2021
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
Yes ☒    No ☐

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 26, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,246 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on December 24, 2020 of $98.30 per share. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 23, 2021, the Registrant had 72.7 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended July 3, 2021.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, , our expectations regarding US-China relations, market and regulatory conditions, and trends and uncertainties in our business and financial results, markets and industry are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
PART I
ITEM 1.    BUSINESS
General
Overview
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology, and our volume manufacturing capability, to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that network equipment manufacturers (“NEMs”) assemble into communications networking systems, which they sell to network service providers, operators or enterprises with their own networks. Similarly, many of our customers for our Lasers products incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and to manufacturers of emerging automotive and industrial applications who then integrate our devices within their products.
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. We expect the accelerating shift to digital and virtual approaches to all aspects of work and life that is driving staggering amounts of data in the world’s networks and cloud datacenters will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new technology challenges that our technology addresses. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser-based approaches, including the types of lasers Lumentum supplies. Laser-based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Frictionless and contactless biometric security and access control is of increasing focus globally given the world’s experience with the COVID-19 pandemic. Additionally, we expect 3D-enabled machine vision solutions to expand significantly in industrial applications in the coming years.
We operate in two reportable segments: OpComms and Lasers.

We have a global marketing and sales footprint that enables us to address global market opportunities for our products. We have manufacturing capabilities and facilities in North America, Asia-Pacific, and Europe, with employees engaged in research and development (“R&D”), administration, manufacturing, support and sales and marketing activities. Our headquarters are located in San Jose, California, and we employed approximately 5,618 full-time employees around the world as of July 3, 2021.
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015. In August 2015, we were spun-off from JDSU (the “Separation”) and became an independent publicly-traded company through the distribution of our common stock by JDSU to its stockholders (the “Separation”). In 2015, JDSU was renamed Viavi Solutions Inc. (“Viavi”). Our business traces its origins to Uniphase Corporation, which was formed in 1979, and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later, a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU broadened the depth and breadth of the OpComms and Lasers businesses, as well as the intellectual property, technology and product offerings, of what is now Lumentum. Notable amongst these acquisitions in the OpComms business were Agility Communications, Inc. in 2005 and Picolight, Inc. in 2007 which respectively brought widely tunable, long wavelength laser technology for metro and long haul networking applications and short wavelength vertical-cavity surface-emitting lasers (“VCSELs”) for enterprise, datacenter networking, and 3D sensing applications. The fundamental laser component technologies which we acquired through these acquisitions, form the basis of optical networks today, and we believe will continue to do so for the foreseeable future. These technologies will enable us to develop highly integrated products to satisfy our communications customers’ ever-increasing needs for smaller, lower power and lower cost optical products. Notable acquisitions in the Lasers business were Lightwave Electronics Corporation in 2005 and Time-Bandwidth Products Inc. (“Time-Bandwidth”) in 2014. Both of these Lasers acquisitions brought high power pulsed solid-state laser products and technology to our business, which address the micro laser machining market and expanded our addressable market. In December 2018, we completed the acquisition of (“Oclaro”), a provider of optical components and modules for the long-haul, metro and data center markets. Oclaro’s products provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications. This acquisition strengthened our product portfolio, by adding Oclaro’s indium phosphide laser and photonic integrated circuit and coherent component and module capabilities which broadened our revenue mix; and positions us strongly to meet the future needs of our customers.
Industry Trends and Business Risks
Our business is driven by end-market applications which benefit from the performance advantages of optical and photonics solutions.
The OpComms markets we serve are experiencing continually increasing needs for higher data transmission speeds, fiber optic network capacity and network agility. This is driven by rapid growth in both the number of higher bandwidth broadband applications such as high-definition video, online gaming, cloud computing and the number and scale of datacenters that require fiber optic links to enable the higher speeds and increased scale necessary to deliver high bandwidth video and other services. Our technology, which was originally developed for communications applications is also finding use in other emerging market opportunities including 3D sensing applications that employ our laser technology in mobile devices, computers, augmented and virtual reality and other consumer electronics devices. Additionally, our products are being designed into emerging automotive, industrial, security, safety and surveillance applications.

In the Lasers markets, customer demand is driven by the need to enable faster, higher precision volume manufacturing techniques with lower power consumption, more environmentally friendly, reduced manufacturing footprint and increased productivity. These capabilities are critical as industries develop products that are smaller and lighter, increasing productivity and yield and lowering their energy consumption. Our optical and laser solutions, developed in close collaboration with OEM partners, are well-positioned to meet demand resulting from these trends. We do, however, expect to continue to encounter a number of industry and market risks and uncertainties. These risks and uncertainties may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and could create quarter over quarter variability in our financial measures. For example, the demand environment coupled with changing export regulations with China have fluctuated significantly in recent years, and has created volatility and uncertainty in our future demand. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability and general financial performance may also be affected by: (i) pricing pressures, particularly within our OpComms markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-Pacific-based competitors, and a general commoditization trend for certain products; (ii) high product mix variability which affects revenue and gross margin; (iii) fluctuations in customer buying patterns, which cause volatility in demand, revenue and profitability; (iv) the current trend of communication industry consolidation and vertical integration, which is expected to continue, that directly affects our customer base and adds additional risk and uncertainty to our financial and business projections; (v) China’s on-going transition to a more localized supply chain; and (vi) ongoing risks related to the economic impact of the COVID-19 pandemic, including component shortages that may impact our ability to supply products.
Impact of COVID-19 to our Business
The COVID-19 pandemic has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines, closure or restrictions on business and quarantine or other types of “shelter-in-place” orders in many regions of the world. The pandemic and these related responses have caused, and may continue to cause a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and potential disruption of financial markets. We have adopted several measures in response to the COVID-19 outbreak including complying with local, state or federal orders that require employees to work from home, instructing employees to work from home in certain jurisdictions, limiting the number of employees onsite which slowed our manufacturing operations in certain countries, enhanced use of personal protective equipment and restricting non-critical business travel by our employees.
In the geographies we have operations, we have, in general, been deemed an essential business and been permitted to continue manufacturing and new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. Given the continually evolving situation, it is difficult to predict the magnitude and duration of the impact of the COVID-19 pandemic to our markets or precisely when our ability to supply our products will return to full capacity. We are continuing to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers, and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results going forward.
We are actively monitoring the evolving impact of the pandemic. The extent to which our operations will continue to be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and additional variants, the speed, efficacy, and acceptance of vaccine distributions, variant strains of the virus, actions by government authorities and private businesses to contain the severity of the outbreak and emerging variants in various geographies and the speed and trajectory of any recovery from the impact of the pandemic, among other things.
COVID-19 has also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. These shortages are expected to impact our ability to generate revenue from certain products in early fiscal 2022 and, if our ability to procure needed semiconductor components does not improve, this will impact our ability to supply our products to our customers and may reduce our revenue and profit margin. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may increase in the near term as supplier and customer buffer inventories and safety stocks are exhausted.

Our primary strategic focus for several years has been technology and product leadership combined with close customer relationships in long-term healthy and growing markets. We believe this strategy is even more apt, and our long-term opportunity is not diminished, with COVID-19. We believe there are be long-term opportunities, as the world’s experience with COVID-19 is driving an increasingly digital and virtual world touching all aspects of life and work that increasingly emphasizes communications systems, cloud services, augmented and virtual reality, and enhanced security. Additionally, ever-advancing electronic devices are needed to consume, produce, and communicate digital and virtual content. All these trends could drive the need for higher volumes of higher performing optical devices that we could supply. As such, we expect to continue to invest strongly in new products, technology, and customer programs.
Termination of Coherent Merger Agreement
On January 18, 2021, Lumentum and Coherent, Inc. (“Coherent”) entered into a merger agreement (the “merger agreement”), under which Lumentum would acquire all outstanding shares of Coherent common stock. As of the date of the merger agreement, the total transaction consideration was approximately $5.7 billion. In March 2021, Coherent terminated the merger agreement and paid Lumentum a termination fee of $217.6 million in accordance with the merger agreement. This gain was offset by $10.1 million of acquisition related expenses and the net amount is presented as “merger termination fee and related costs, net” in our Consolidated Statement of Operations for the year ended July 3, 2021.
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
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed Datacom transceivers.
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
Following the acquisition of Oclaro, during our fiscal 2019, we made several strategic changes to our OpComms business to better position it for growth and profitability. These changes included attaining acquisition cost synergies related to redundant capabilities and divestiture of Telecom lithium niobate modulators and Datacom transceiver modules because of their muted growth and profitability trends. These changes were substantially completed in fiscal 2020. Our strategy of focusing on the development and sale of Datacom chips has enabled us to participate in the growth of the Datacom and 5G wireless markets.

Customers
Our OpComms customers include Alphabet, Apple, Ciena, Cisco Systems (which acquired Acacia Communications on March 1, 2021, another customer of ours), Huawei Technologies (including HiSilicon), Infinera, Innolight, NEC, Nokia Networks (including Alcatel-Lucent International), and ZTE. During fiscal 2021, 2020, and 2019, net revenue generated from a single customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Apple	30.2%	26.0%	21.0%
Huawei	10.8%	13.2%	15.2%
Ciena	10.1%	*	13.7%
*Represents less than 10% of total net revenue.
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
In the Datacom market, optical transceivers are used to connect servers, switches, routers and other information technology infrastructure critical for today’s internet applications, web services, video streaming, enterprise networks and service provider solutions. The cloud data center market is one of the fastest growing segments in optical communications both in terms of network equipment investments and increasing volumes of higher speed optical transceivers. Additionally, the increased bandwidth needs of 5G wireless applications will drive growth in the volumes of high speed optical transceivers. Historically, we have supplied optical transceivers, but we have shifted our strategy to supplying the underlying optical components, high-speed source lasers and receiver photo diodes used in optical transceivers to address these market segments.
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
Our 3D sensing technology enables real time depth information to any photo or video image. This represents a fundamental transition for image capture akin to the transition from monochrome to color and gives devices the ability to see the world around them in three dimensions. The immediate applications include full body imaging for gaming, 3D scanning for space mapping, computational photography and facial recognition for security. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. 3D sensing can be applied to any device with a camera. The technologies to achieve accurate and stable 3D sensing are converging to laser based solutions. We are a leading supplier of the critical laser illumination sources for 3D sensing systems being used in applications for gaming, computing, mobile devices, and home entertainment.
Strategy
In our OpComms segment, we are focused on technology leadership through innovation with our customers, cost leadership and functional integration. We endeavor to align the latest technologies with industry leading, scalable manufacturing and operations to drive the next phase of optical communications technologies and products for Telecom and Datacom applications that are faster, more energy efficient, more agile and more reliable, making us a valuable business and technology partner for NEMs, consumer electronic companies, cloud service providers and data center operators.

Competition
We compete against various companies in the markets we serve, including II-VI, Acacia Communications (which was acquired by Cisco in March 2021), Accelink, ams AG, Broadcom Inc., Furukawa Electric, Mitsubishi Electric, Neophotonics, and Sumitomo Electric Industries, as well as, private companies and subsidiaries of public companies providing optical communications components such as Fujitsu Optical Components - a subsidiary of Fujitsu, Nistica - a subsidiary of Molex, and O-Net.
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
Customers
Our Lasers customers include Amada, ASML Holding, Beckman Coulter, DISCO, Electro Scientific Industries (acquired by MKS Instruments in February 2019), Han’s Laser Technology, KLA-Tencor, Lasertec, Life Technologies, and NR Electric. During fiscal 2021, 2020, and 2019, we did not have any single customer attributable to our Lasers segment that generated net revenue of 10% or more of our total net revenue for the applicable fiscal year.
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
In addition, demand continues for electronic products, as well as products and components in other industries, with greater functionality while becoming smaller, lighter and less expensive. Innovative next generation product designs require precise micromachining and materials processing, such as micro bending, soldering and welding. At the scale and processing speed needed, lasers are replacing mature mechanical tools such as drills for minute holes, or “vias,” in printed circuit boards and saws and scribes for singulation of silicon wafers, resulting in greater precision and productivity. As these trends continue, we believe that manufacturers and other industries will increase their reliance on lasers in order to maintain or increase their competitiveness.
We believe we are well-positioned with key OEM providers of laser solutions to these industries. We continue to develop our laser portfolio to offer smaller, more energy efficient and more cost-effective products designed specifically for the performance, integration, reliability and support needs of our OEM customers.
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
Competition
We compete against various public and private companies in the commercial laser markets we serve including Coherent (which has entered into a merger agreement with II-VI), IPG Photonics, MKS Instruments, and TRUMPF Group.
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
Research and Development
We devote substantial resources to research and development (“R&D”) for the development of new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.
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

Manufacturing
We use a combination of contract manufacturers and our own manufacturing facilities. Our significant manufacturing facilities are located in the United States, Thailand, China, the United Kingdom, Slovenia, and Japan.
In fiscal 2021, we transitioned manufacturing of our backend wafer and test products from San Jose, California to our other manufacturing operations. We also ceased manufacturing certain of our specialty products in San Jose, transferring the raw materials back to the customer.
In fiscal 2020, as part of our plan to discontinue development and manufacturing of Lithium Niobate modulators, we sold the assets associated with certain Lithium Niobate product lines manufactured by our San Donato, Italy site. In fiscal 2021, development and manufacturing were discontinued in our San Jose, California manufacturing locations.
In fiscal 2020, we discontinued the development and manufacturing of future Datacom transceiver modules which impacted the California and China based Datacom module teams. This affected manufacturing in our Thailand factory as well. While we expect strong growth in Datacom volumes in the future, the market at the transceiver level is gross margin challenged due to extreme competition. Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.
In our fiscal fourth quarter of 2019, we moved into our Slovenia factory, which is now fully operational.
Our significant contract manufacturing partners are located primarily in Thailand, Taiwan and Malaysia. We rely on the capabilities of our contract manufacturers to procure components and manage the inventory in these locations.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for manufacturing and support of multiple product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements. We may not be able to procure these components from alternative sources at acceptable prices and quality within a reasonable time, such as the current shortages in semiconductor components, or at all; therefore, the risk of loss or interruption of such arrangements could impact our ability to deliver certain products on a timely basis.
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of July 3, 2021, we owned approximately 950 U.S. patents and 865 foreign patents with expiration dates ranging from July 2021 through December 2040, and had approximately 580 patent applications pending throughout the world.
Seasonality
Our revenue may be influenced on a quarter to quarter basis by customer demand patterns and new product introductions. Some of our products may be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.
Backlog
Backlog consists of purchase orders for products for which we have assigned shipment dates.
As of July 3, 2021 and June 27, 2020, our backlog was $521.1 million and $557.8 million, respectively. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period. A portion of our revenue arises from vendor-managed inventory arrangements where the timing and volume of customer utilization is difficult to predict.
Human Capital Resources
As of July 3, 2021, we employed approximately 5,618 full-time employees, including approximately 4,011 employees in manufacturing, 891 employees in R&D and 716 employees in SG&A.

We believe that the future performance of our Company relies upon the strength of our employees, and our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel is critical to our success. We believe that our employee relations are good.
Diversity, Inclusion & Belonging
As a global and multicultural company driven by innovation, Lumentum is building a diverse and inclusive culture where differences are valued, and employees feel they belong. Lumentum’s focus on diversity, inclusion, and belonging is felt across the entire organization. We are committed to creating a diverse and welcoming workplace that includes employees with diverse backgrounds and experiences. Lumentum believes that employee and thought diversity delivers more innovation and ultimately better business results.
As part of our efforts to ensure Lumentum’s practices support a culture of diversity, we are committed to ensuring pay equity as a standard global practice, increasing the representation of underrepresented populations, increasing the percentage of women in senior leadership positions, and developing a pipeline of future leaders through our early hire initiatives for new employees. Our work is driven by a Diversity, Inclusion and Belonging Council represented by all business units and functions and employee resource groups supporting women, early career hires, Black, Asian American and Pacific Islander (AAPI), and our Latinx employees.
Material Government Regulations
Our business activities are international and subject us to various federal, state, local and foreign laws in the countries in which we operate, and our products and services are subject to laws and regulations affecting the sale of our products.
Environment
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
Global Trade
As our business operates in many global jurisdictions, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world which vary widely across different countries and may change from time to time. Such laws, rules and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or by requiring us to comply laws concerning transfer and disclosure of sensitive or controlled technology. In particular, the U.S. and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components. The consequences of any failure to comply with domestic and foreign trade regulations could limit our ability to conduct business in certain areas or with certain customers.
For additional information concerning regulatory compliance and a discussion of the risks associated with governmental regulations that may materially impact us, please see the section entitled “Risk Factors” in Item 1A of Part I of this Report.
International Operations
During fiscal 2021, 2020 and 2019, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped, represented 92.3%, 91.1% and 93.6% of net revenue, respectively. In certain circumstances customers may request shipment of our products to a contract manufacturer in one country, which may differ from the location of their end customers. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as presented above.
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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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
•our reliance on a limited number of suppliers;
•our ability to manufacture our products;
•our leverage in negotiations with large customers;
•order cancellations, reductions or delays in delivery schedules by our customers or distributors;
•any delay in collecting or failure to collect accounts receivable;
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
•the threat of tariffs;
•changes in tax laws;
•litigation risks;
•changes in laws and the adoption and interpretation of administrative rules and regulations, including U.S. and international customs and export regulations;
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
Risks Related to Our Business
Our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives has been affected, and may be materially and adversely affected by the ongoing COVID-19 pandemic.
Our business, results of operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as shelter-in-place orders, social distancing protocols, and travel restrictions in many of the countries and regions in which we have operations or manufacturing partners.
As a result of the COVID-19 outbreak around the world, beginning in early February 2020, Lumentum implemented certain travel restrictions, temporarily closed or limited the number of employees permitted onsite in our offices and manufacturing sites in several heavily impacted locations, and implemented work-from-home rules at most of our facilities. These measures as well as others taken by us and others have caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in the United States, China, Thailand and the United Kingdom. Our ability to continue certain research and development activities has also been limited, which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.

In addition, we have experienced disruption and delays with our manufacturing partners, for example in Malaysia, limitations were imposed at certain times on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations. These and other limitations have, in some instances, been reinstated, and could be reinstated again, if the number of COVID-19 cases in particular regions increases and there is considerable uncertainty regarding the duration of such limitations and potential future restrictions, and complexity in ensuring compliance. Our supply chain has also been affected by measures implemented in response to the pandemic and in certain cases, our suppliers have not had the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels, such as the impacts we are experiencing from the shortages in semiconductor components. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.

The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides (including the availability of treatments and vaccines and the impact of new variants on recovery). In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. The magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains highly dynamic. We have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.
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
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, or may experience financial difficulty which affects their ability to pay for products, particularly in light of the impacts of COVID-19 on their businesses and markets, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Our relationships with large customers may also be harmed to the extent the impacts of the COVID-19 pandemic prevent us from being able to satisfy their orders in a timely manner. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
Our ability to sell our products to a significant customer has been restricted.
On August 17, 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. to items produced domestically and abroad from U.S. technology and software. The final rules prevent us from selling certain products to Huawei entities without a license issued subject to the Export Administration Regulations (“EAR”). Further, even if there are products unaffected by the rule or for which we are able to obtain an export license, Huawei may not be able to source products from other suppliers due to the final rules, which could impact Huawei’s demand for our products.
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
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 through August 2020, including the restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government has added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations.
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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI, Acacia Communications (which was acquired by Cisco in March 2021), Accelink, ams AG, Broadcom Inc., Coherent (which has entered into a merger agreement with II-VI), Fujitsu Optical Components, Furukawa Electric, IPG Photonics, Mitsubishi Electric, MKS Instruments, Molex, Neophotonics, O-Net Communications, Sumitomo Electric Industries, and Trumpf Group. We may not be able to compete successfully against either current or future competitors, particularly, in light of increasing consolidation. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, the merger or consolidation of significant competitors, for example, II-VI’s acquisition of Finisar in September of 2019 and its pending acquisition of Coherent, the acquisition of Acacia Communications by Cisco in March 2021, and the acquisition of OSRAM by AMS in December 2019, may result in competitors with greater resources, enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
•changes in general IT spending;
•less effective protection of intellectual property;
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
•the imposition of sanctions on customers in China may cause those customers to seek domestic alternatives to our products, including developing alternatives internally, and our customers demand for our products could be impacted by their inability to obtain other materials subject to sanctions. For example, sanctions on sales to certain parties of US semiconductors and semiconductor equipment has caused a delay in 5G deployment in China while the affected companies seek alternative solutions, which has reduced the demand for our products from some of our Chinese customers;
•varying and potentially conflicting laws and regulations;
•potential global or regional recession as a result of the COVID-19 pandemic and related responses of individuals, governments, private industry;
•wage inflation or a tightening of the labor market;
•political developments of foreign nations, including Brexit and political developments in Hong Kong and the potential impact such developments or further actions could have on our customers in Hong Kong; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.

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
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, damage caused by natural disasters, or other problems, including pandemics or widespread health epidemics such as COVID-19 impacts, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in regions in Asia, and we would be severely impacted if there were further escalation of COVID-19 or related restrictions imposed by governments or private industry in that region.
We also rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. If operations at these contract manufacturers is adversely impacted, such as by natural disasters, or restrictions due to COVID-19 or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Our ability to control the quality of products produced by contract manufacturers has and may in the future be impaired due to COVID-19 disruptions, and quality issues might not be resolved in a timely manner. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufactures, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and could harm our existing customer relationships.
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
Additionally, our manufacturing operations and those of our contract manufacturers may be affected by natural disasters, including a global pandemic such as COVID-19, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past one of our former contract manufacturers experienced a labor strike which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. There is also an increased focus on corporate social and environmental responsibility in our industry. As a result, a number of our customers may adopt policies that include social and environmental responsibility provisions that their suppliers should comply with. These provisions may be difficult and expensive to comply with, given the complexity of our supply chain. We may be unable to cause our suppliers or contract manufactures to comply with these provisions which may adversely affect our relationships with customers.
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
Further, certain of our contract manufacturers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our contract manufacturers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. Uncertainty with respect to our suppliers’ abilities due to COVID-19 impacts, tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries has recently increased. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, for example, tariffs on the import of certain products manufactured in China, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results and financial condition.
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
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, we have experienced supply constraints due to both constrained manufacturing capacity, as well as component parts shortages, in particular semiconductor components, as our vendors were also facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. These challenges resulted in extended lead-times to our customers and had a negative impact on our ability to recognize associated revenue and has resulted in and may continue to result in an increase in accelerated ordering for certain of our products. We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products and in the quantities requested by our customers; however, we continue to experience disruption to our supply chain that could impact our operations. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
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
Our products are complex and defects and quality issues are found from time to time. Networking products in particular frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties, which may contain defects. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and manufacturing resources, and cause significant customer relation problems or loss of customers, or risk exposure to product liability suits, all of which would harm our business.
The threat of increasing tariffs, particularly to goods traded between the United States and China, could materially and adversely affect our business and results of operations.
Since the beginning of 2018, there has been rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since 2018, the United States and China applied or proposed to apply tariffs to certain of each other’s exports, and we expect these actions to continue for the foreseeable future. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Furthermore, imposition of tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business and results of operations.

We face a number of risks related to our strategic transactions.
We have in the past made several acquisitions, including our acquisition of Oclaro in December 2018, and we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions. As we expand into new markets, we face competition not only from our existing competitors but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to competition, regulatory requirements or restrictions or other reasons, as occurred with the termination of our merger agreement with Coherent in March 2021. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs, introduction of new product lines and changes in contract manufacturers may reduce manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, before, during or after manufacturing, results in lower gross margins from lower yields and additional rework costs. Additionally, the duration and impact of COVID-19 could exacerbate factors that affect our manufacturing yields. Any reduction in our manufacturing yields will adversely affect our gross margins and could have a material impact on our operating results.
We may not be able to realize tax savings from our international tax structure, which could materially and adversely affect our operating results.
We operate under a defined international structure. If substantial modifications to the international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could have a material adverse effect on our operating and financial results.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
As a multinational corporation, we are subject to income taxes as well as non income-based taxes, in both the U.S. and various foreign jurisdictions. Significant uncertainties exist with respect to the amount of our tax liabilities, including those arising from potential changes in laws in the countries in which we do business and the possibility of adverse determinations with respect to the application of existing laws. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are under audit by various tax authorities, which often do not agree with positions taken by us on our tax returns. Any unfavorable resolution of these uncertainties may have a significant adverse impact on our tax rate.
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate to 28% from 21%, increase the U.S. taxation of our international business operations and impose a global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods. Other countries also continue to enact and consider enacting new laws, which could adversely affect us. The foregoing items could increase our future tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.
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
Our subsidiary in Thailand has been granted certain tax holidays by the Thailand government. If we don’t meet the tax holiday requirements, income earned in Thailand will be subject to a higher statutory income tax rate, which may cause our effective tax rate to increase and reduce our liquidity and cash flow.
Our operating results may be subject to volatility due to fluctuations in foreign currency.
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in the U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-US manufacturing footprint has expanded. In addition to the acquisition of Oclaro, which increased our non-US manufacturing footprint, we continue to look for opportunities to leverage the lower cost of non-US manufacturing, including the United Kingdom, Thailand, and Japan. While these geographies are lower cost than the US and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-US manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. The COVID-19 pandemic has had a significant impact on the exchange markets, which heightened this risk, and we expect this higher level of volatility in foreign exchange markets will likely continue.
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
Any failure, disruption or security breach or incident of or impacting our information technology infrastructure or information management systems could have an adverse impact on our business and operations.
Our business depends significantly on effective and efficient information management systems, and the reliability and security of our information technology infrastructure are essential to the health and expansion of our business. For example, the information gathered and processed by our information management systems assists us in managing our supply chain, monitoring customer accounts, and protecting our proprietary and confidential business information, plans, trade secrets, and intellectual property, among other things. In addition, these systems may also contain personal data or other confidential or otherwise protected information about our employees, our customers’ employees, or others. We must continue to expand and update this infrastructure in response to our changing requirements as well as evolving security standards and risks.
In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Any failure to manage, expand and update our information technology infrastructure, including our ERP system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. In addition, we have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity may also require transitions to or from, and the integration of, various information management systems within our overall enterprise architecture, including our ERP system and other applications. Those systems that we acquire or that are used by acquired entities or businesses may also pose security risks of which we are unaware or unable to mitigate, particularly during the transition of these systems.
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access or acquisition of confidential information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. During the COVID-19 pandemic, the internet has experienced an increase in cyber threats in the form of phishing emails, malware attachments and malicious websites. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent while our workforce is distributed following shelter-in-place orders particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems. Further, a breach of our information technology infrastructure or those of our third-party service providers could result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access to, or unauthorized use, acquisition, disclosure, or other processing of such information, and any actual or perceived security breach or incident could cause significant damage to our reputation and adversely impact our relationships with our customers. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary and confidential information.

Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these types of attacks or errors. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party providers could result in disruptions to our operations and loss of, or unauthorized access or damage to, our data or in inappropriate access to, or use, disclosure or otherwise processing of confidential information. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft or misappropriation of our protected intellectual property and trade secrets, result in claims, investigations, regulatory proceedings, litigation, legal obligations or liability, affect our relationships with our customers, require us to bear significant costs in connection with remediating and otherwise responding to any disruption, breach, or incident, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches or incidents in the future. All of these costs, expenses, liability and other matters may not be covered adequately by insurance, and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.
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
Adverse changes to and uncertainty in the global economy, particularly in light of the impacts of COVID-19 and a potential global recession resulting therefrom, may lead to decreased demand for our products, revenue fluctuations, and increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Declines or uncertainty in particular geographic regions, such as China or Europe, may impact IT-related spending generally, and consequently may lead to lower growth or a decline in our markets. The loss or delay of orders from any of our significant customers could cause our revenue and profitability to suffer. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions may lead to increased costs or may harm our ability to meet customer demand, which would harm our ability to recognize revenue as well as our margins. If economic conditions deteriorate or remain uncertain, our financial condition and results of operations would likely be materially and adversely impacted.
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
We are now, and in the future we may become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages or restrictions on or changes to our business. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see “Part II, Item 1. Legal Proceedings.”

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
Further, the United Kingdom left the European Union on January 31, 2020, with a transitional period that ended on December 31, 2020, commonly referred to as “Brexit.” The United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for substantial penalties, similar to the GDPR. Additionally, the relationship between the United Kingdom in relation to certain aspects of data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to regulation of data transfers between European Union member states and the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
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
Risks Related to Human Capital
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
Legal, Regulatory and Compliance Risks
Our sales may decline if we are unable to obtain government authorization to export certain of our products, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (“EAR”) administered by the Bureau of Industry and Security (“BIS”), the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF-over-fiber products, as well as certain products and technical data, are developed with government funding, and are currently subject to ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.
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
The accounting method for our 2024 Notes and 2026 Notes could adversely affect our financial condition and operating results.

In August 2020, the FASB published an Accounting Standards Update, or ASU 2020-06, to reduce the number of accounting models for convertible debt instruments. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, upon adoption, our 2024 Notes and 2026 Notes will be accounted for as a single liability measured at amortized cost. Further, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Under that method, diluted earnings per share will be generally calculated assuming that all our 2024 Notes or 2026 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. ASU 2020-06 is effective for us in our first quarter of fiscal year 2023. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements. The application of the if-converted method may reduce our reported diluted earnings per share.
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
We are subject to the provisions of Section 203 of the Delaware General Corporate Law (“DGCL”) which prohibits us, under some circumstances, from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions providing for the limitations of liability and indemnification of our directors and officers, allowing vacancies on our board of directors to be filled by the vote of a majority of the remaining directors, granting our board of directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as “blank check preferred”) and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders, which may only be called by the chairman of the board of directors, the chief executive officer or the board of directors. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control or changes in our management.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and eleven other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices and manufacturing facilities. Our current corporate headquarters is approximately 238,000 square feet and located in San Jose, California which we own. As of July 3, 2021, our leased and owned properties in total are approximately 1,800,000 square feet, of which we own approximately 825,000 square feet, including the 560,000 square feet manufacturing site in Thailand, the 238,000 square feet on the San Jose campus, and the 25,000 square feet manufacturing in Slovenia. Larger leased sites include properties located in Canada, China, Japan, Italy, the United Kingdom and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Stock Market under the symbol “LITE”. According to records of our transfer agent, we had 2,519 stockholders of record as of August 23, 2021 and we believe there is a substantially greater number of beneficial holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the NASDAQ Composite Index (the “IXIC”) and the NASDAQ 100 Technology Sector Index (the “NDXT”) from August 4, 2015 through July 3, 2021. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sale of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
In December 2019, we purchased approximately $200.0 million or 2.9 million shares of our common stock concurrently with the pricing of the 2026 Notes in privately negotiated transactions effected through the initial purchaser of the 2026 Notes or its affiliates as its agent.
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock in open market or in privately negotiated transactions. The buyback program is authorized for 2 years but may be suspended or terminated by the board of directors at any time. The following table sets forth the repurchase activity for the 2021 share buyback program (in millions, except share and per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 7, 2021 to May 29, 2021	2,104,427	$76.01	2,104,427	$540.0
May 30, 2021 to July 3, 2021	992,000	$81.72	992,000	$459.0

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

	Years Ended
	July 3, 2021 (1)	June 27, 2020 (2)	June 29, 2019 (3)	June 30, 2018 (4)	July 1, 2017 (5)
Consolidated Statements of Operations Data:
Net revenue	$1,742.8	$1,678.6	$1,565.3	$1,247.7	$1,001.6
Gross profit	783.1	650.2	425.9	432.1	318.1
Income (loss) from operations	527.0	204.1	(21.6)	139.9	47.6
Net income (loss)	397.3	135.5	(36.4)	248.1	(102.5)
Cumulative dividends on Series A Preferred Stock	—	—	(0.3)	(0.9)	(0.9)
Earnings allocated to Series A Preferred Stock	—	—	(1.2)	(5.7)	—
Net income (loss) attributable to common stockholders	$397.3	$135.5	$(37.9)	$241.5	$(103.4)

Net income (loss) per share attributable to common stockholders:
Basic	$5.27	$1.79	$(0.54)	$3.88	$(1.71)
Diluted	$5.07	$1.75	$(0.54)	$3.82	$(1.71)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	75.4	75.9	70.7	62.3	60.6
Diluted	78.4	77.6	70.7	63.3	60.6

	Balance as of
	July 3, 2021 (1)	June 27, 2020 (2)	June 29, 2019 (3)	June 30, 2018 (4)	July 1, 2017 (5)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$774.3	$298.0	$432.6	$397.3	$272.9
Short-term investments	1,171.7	1,255.8	335.9	314.2	282.4
Total assets	3,551.6	3,292.6	2,716.6	1,581.5	1,232.9
Convertible notes	1,180.5	1,120.3	351.9	334.2	317.5
Term loan, non-current	—	—	484.0	—	—
Derivative liability	—	—	—	52.4	51.6
Other non-current liabilities	40.9	36.0	33.7	19.0	25.0
Total redeemable convertible preferred stock	—	—	—	35.8	35.8
Total stockholders’ equity	1,972.8	1,749.2	1,497.1	926.1	618.8
(1)On January 18, 2021, we entered into a merger agreement with Coherent, under which we would acquire all outstanding shares of Coherent common stock. In March 2021, Coherent terminated the merger agreement and paid us a termination fee of $217.6 million in accordance with the merger agreement. This gain was offset by $10.1 million of acquisition related expenses and the net amount is presented as “Merger termination fee and related costs, net” in our Consolidated Statement of Operations for the year ended July 3, 2021.

On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. The buyback program is authorized for 2 years but may be suspended or terminated by the board of directors at any time. In the fiscal fourth quarter of 2021, we repurchased 3.1 million shares of our common stock at an average price of $77.84 per share for an aggregate purchase price of $241.0 million. These shares were retired immediately.
(2)In fiscal 2020, we repaid, in full, all amounts outstanding under our Term Loan Facility. In December 2019, we issued $1,050.0 million of the 2026 Notes in a private offering. We used approximately $196 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan facility, and a portion of the net proceeds of the offering to purchase approximately $200 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions.
(3)On December 10, 2018, we completed the acquisition of Oclaro, a provider of optical components and modules for the long-haul, metro and data center markets, for $1.4 billion, which was funded through the issuance of Lumentum common stock, new debt, and cash balances of the combined company. Refer to “Note 4. Business Combinations” in the notes to consolidated financial statements for further discussion of the merger. Results of operations and financial position of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition.
(4)During the second quarter of fiscal 2018, we had a credit of $207.0 million primarily related to a release of a U.S. valuation allowance, which was offset by a write-down of deferred tax assets in the amount of $83.0 million due to the lower corporate tax rate enacted under the 2017 “Tax Cuts and Jobs Act” reform.
(5)During the third quarter of fiscal 2017, we completed the acquisition of a privately held company. Results of operations and financial position of the business acquired have been included in our consolidated financial statements subsequent to the date of acquisition.

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
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. We expect the accelerating shift to digital and virtual approaches to all aspects of work and life that is driving staggering amounts of data in the world’s networks and cloud datacenters will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new technology challenges that our technology addresses. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser-based approaches, including the types of lasers Lumentum supplies. Laser-based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Frictionless and contactless biometric security and access control is of increasing focus globally given the world’s experience with the COVID-19 pandemic. Additionally, we expect 3D-enabled machine vision solutions to expand significantly in industrial applications in the coming years.
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
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed Datacom transceivers.In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include vertical cavity surface emitting lasers (“VCSELs”) and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Our OpComms customers include Alphabet, Apple, Ciena, Cisco Systems (which acquired Acacia Communications on March 1, 2021, another customer of ours), Huawei Technologies (including HiSilicon), Infinera, Innolight, NEC, Nokia Networks (including Alcatel-Lucent International), and ZTE.
Following the acquisition of Oclaro, during our fiscal 2019, we made several strategic changes to our OpComms business to better position it for growth and profitability. These changes included attaining acquisition cost synergies related to redundant capabilities and divestiture of Telecom lithium niobate modulators and Datacom transceiver modules because of their muted growth and profitability trends. These changes were substantially completed in fiscal 2020. Our strategy of focusing on the development and sale of Datacom chips has enabled us to participate in the growth of the Datacom and 5G wireless markets.
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
Our Lasers customers include Amada, ASML Holding, Beckman Coulter, DISCO, Electro Scientific Industries (acquired by MKS Instruments in February 2019), Han’s Laser Technology, KLA-Tencor, Lasertec, Life Technologies, and NR Electric.
Termination of Coherent Merger Agreement
On January 18, 2021, we entered into a merger agreement with Coherent, under which we would acquire all outstanding shares of Coherent common stock. In March 2021, Coherent terminated the merger agreement and paid us a termination fee of $217.6 million in accordance with the merger agreement. This gain was offset by $10.1 million of acquisition related expenses and the net amount is presented as “merger termination fee and related costs, net” in our Consolidated Statement of Operations for the year ended July 3, 2021.

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
In the geographies we have operations, we have, in general, been deemed an essential business and been permitted to continue manufacturing and providing new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. Given the continually evolving situation, it is difficult to predict the magnitude and duration of the impact of the COVID-19 pandemic to our markets or precisely when our ability to supply our products will return to full capacity. We are continuing to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers, and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for fiscal year 2022.
We are actively monitoring the evolving impact of the coronavirus outbreak. The extent to which our operations will continue to be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and additional variants, the speed, efficacy, and acceptance of vaccine distributions, variant strains of the virus, actions by government authorities and private businesses to contain the severity of the outbreak and emerging variants in various geographies and the speed and trajectory of any recovery from the impact of the pandemic, among other things.
COVID-19 has also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. These shortages are expected to impact our ability to generate revenue from certain products in early fiscal 2022 and, if our ability to procure needed semiconductor components does not improve, this will impact our ability to supply our products to our customers and may reduce our revenue and profit margin. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may increase in the near term as supplier and customer buffer inventories and safety stocks are exhausted.
Our primary strategic focus for several years has been technology and product leadership combined with close customer relationships in long-term healthy and growing markets. We believe this strategy is even more apt, and our long-term opportunity is not diminished, with COVID-19. We believe there are long-term opportunities, as the world’s experience with COVID-19 is driving an increasingly digital and virtual world touching all aspects of life and work that increasingly emphasizes communications systems, cloud services, augmented and virtual reality, and enhanced security. Additionally, ever advancing electronic devices are needed to consume, produce, and communicate digital and virtual content. All these trends could drive the need for higher volumes of higher performing optical devices that we could supply. As such, we expect to continue to invest strongly in new products, technology, and customer programs.
For more information on risks associated with the COVID-19 outbreak and regulatory actions, see the section titled “Risk Factors” in Item 1A of Part I.
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
•Inventory Valuation
•Revenue Recognition
•Income Taxes
•Long-lived Asset Valuation
•Goodwill
There have been no significant changes to our significant accounting policies as of and for the year ended July 3, 2021.
Inventory Valuation
Inventory is recorded at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted demand to the lower of their cost or estimated net realizable value. Our estimates of forecasted demand are based upon our analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
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
The following table reflects the changes in contract balances as of July 3, 2021 (in millions, except percentages):

Contract balances	Balance sheet location	July 3, 2021	June 27, 2020	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$212.8	$233.5	$(20.7)	(8.9)%
Deferred revenue and customer deposits	Other current liabilities	$0.6	$1.9	$(1.3)	(68.4)%
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
Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Segment net revenue:
OpComms	93.0%	90.3%	87.5%
Lasers	7.0	9.7	12.5
Net revenue	100.0	100.0	100.0
Cost of sales	51.5	58.1	69.8
Amortization of acquired developed intangibles	3.5	3.2	3.0
Gross profit	44.9	38.7	27.2
Operating expenses:
Research and development	12.3	11.8	11.8
Selling, general and administrative	13.9	14.0	12.8
Restructuring and related charges	0.4	0.5	2.0
Merger termination fee and related costs, net	(11.9)	—	—
Impairment charges	—	0.3	2.0
Total operating expenses	14.7	26.6	28.6
Income (loss) from operations	30.2	12.2	(1.4)
Unrealized gain on derivative liability	—	—	0.6
Interest expense	(3.8)	(3.6)	(2.3)
Other income (expense), net	0.2	1.9	1.0
Income (loss) before income taxes	26.6	10.4	(2.1)
Provision for income taxes	3.8	2.3	0.2
Net income (loss)	22.8%	8.1%	(2.3)%

Financial Data for Fiscal 2021, 2020 and 2019
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	2021	2020	Change	Percentage Change	2020	2019	Change	Percentage Change
Segment net revenue:
OpComms	$1,620.7	$1,515.1	$105.6	7.0%	$1,515.1	$1,370.2	$144.9	10.6%
Lasers	122.1	163.5	(41.4)	(25.3)	163.5	195.1	(31.6)	(16.2)
Net revenue	$1,742.8	$1,678.6	$64.2	3.8%	$1,678.6	$1,565.3	$113.3	7.2%

Gross profit	$783.1	$650.2	$132.9	20.4%	$650.2	$425.9	$224.3	52.7%
Gross margin	44.9%	38.7%			38.7%	27.2%

Research and development	$214.5	$198.6	$15.9	8.0%	$198.6	$184.6	$14.0	7.6%
Percentage of net revenue	12.3%	11.8%			11.8%	11.8%

Selling, general and administrative	$241.4	$235.2	$6.2	2.6%	$235.2	$200.3	$34.9	17.4%
Percentage of net revenue	13.9%	14.0%			14.0%	12.8%

Restructuring and related charges	$7.7	$8.0	$(0.3)	(3.8)%	$8.0	$31.9	$(23.9)	(74.9)%
Percentage of net revenue	0.4%	0.5%			0.5%	2.0%

Merger termination fee and related costs, net	$(207.5)	$—	$(207.5)	100.0%	$—	$—	0	—%
Percentage of net revenue	(11.9)%	—%			—%	—%

Impairment charges	$—	$4.3	$(4.3)	(100.0)%	$4.3	$30.7	$(26.4)	(86.0)%
Percentage of net revenue	—%	0.3%			0.3%	2.0%
Net Revenue
Net revenue increased by $64.2 million, or 3.8%, during fiscal 2021 compared to fiscal 2020. This increase was primarily due to $105.6 million higher OpComms net revenue, offset by of $41.4 million lower sales of Lasers.
OpComms net revenue increased by $105.6 million, or 7.0%, during fiscal 2021 compared to fiscal 2020. Within OpComms, sales of Industrial and Consumer increased $67.7 million and Telecom and Datacom products increased by $37.9 million. The Industrial and Consumer increase was primarily driven by an expansion of the available market due to an increased dollar content of 3D sensing lasers and higher adoption rates of 3D sensing in consumer electronic devices compared with the prior year. Telecom and Datacom increased by $37.9 million primarily due to market growth and recovery from the impact of COVID-19 supply constraints. Revenue from EML chips for datacenters increased by more than $40.0 million in fiscal 2021 compared to fiscal 2020. These increases, along with growth in Transport product lines, more than offset the $57.2 million of lower sales from product lines we are exiting, such as Datacom transceiver modules and certain Lithium Niobate product lines. These results also include a deferral of $14.8 million of revenue due to delays in 5G deployments in China.
Lasers net revenue decreased by $41.4 million, or 25.3%, during fiscal 2021 compared to fiscal 2020, primarily due to the reduced customer demand for our kilowatt class fiber lasers as a result of COVID-19.
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
During our fiscal 2021, 2020 and 2019, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Apple	30.2%	26.0%	21.0%
Huawei	10.8%	13.2%	15.2%
Ciena	10.1%	*	13.7%
*Represents less than 10% of total net revenue.

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and EMEA. Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country; however, the location of the end customers may differ. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries within those regions that generally represented 10% or more of our total net revenue (in millions, except for percentages):

	Years Ended
	July 3, 2021		June 27, 2020		June 29, 2019
Net revenue:
Americas:
United States	$133.4	7.7%	$149.8	8.9%	$100.9	6.4%
Mexico	134.8	7.7	122.8	7.3	214.9	13.7
Other Americas	12.1	0.7	5.5	0.3	4.3	0.3
Total Americas	$280.3	16.1%	$278.1	16.5%	$320.1	20.4%

Asia-Pacific:
Hong Kong	$546.3	31.3%	$532.0	31.8%	$387.9	24.8%
Philippines	148.6	8.5	56.3	3.4	52.2	3.3
South Korea	240.0	13.8	260.9	15.5	162.4	10.4
Japan	114.7	6.6	137.9	8.2	176.0	11.2
Other Asia-Pacific	272.7	15.7	289.7	17.2	303.9	19.4
Total Asia-Pacific	$1,322.3	75.9%	$1,276.8	76.1%	$1,082.4	69.1%

EMEA	$140.2	8.0%	$123.7	7.4%	$162.8	10.5%

Total net revenue	$1,742.8		$1,678.6		$1,565.3
During fiscal 2021, 2020 and 2019, net revenue from customers outside the United States, based on customer shipping location, represented 92.3%, 91.1% and 93.6% of net revenue, respectively.
During fiscal 2021 compared to fiscal 2020, our net revenue from the Philippines grew due to an introduction of a new product to one of our large customers.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross profit and gross margin for fiscal 2021, 2020 and 2019 (in millions, except for percentages):

	Gross Profit			Gross Margin
	Years Ended			Years Ended
	2021	2020	2019	2021	2020	2019
OpComms	$830.2	$704.0	$534.1	51.2%	46.5%	39.0%
Lasers	57.3	76.2	84.4	46.9%	46.6%	43.3%
Segment total	$887.5	$780.2	$618.5	50.9%	46.5%	39.5%
Unallocated corporate items:
Stock-based compensation	(19.2)	(16.1)	(15.1)
Amortization of acquired intangibles	(61.7)	(53.8)	(46.6)
Amortization of inventory fair value adjustments	—	(5.8)	(54.6)
Inventory and fixed asset write down due to product line exits (1)	(0.4)	(7.0)	(20.8)
Integration related costs	—	(4.9)	(6.6)
Other charges (2)	(23.1)	(42.4)	(48.9)
Total	$783.1	$650.2	$425.9	44.9%	38.7%	27.2%
(1) In fiscal year 2021, 2020 and 2019, we recorded inventory and fixed assets write down charges of $0.4 million, $7.0 million and $20.8 million related to the decision to exit the Datacom module and Lithium Niobate product lines.
(2) “Other charges” of unallocated corporate items for the year ended July 3, 2021 and June 27, 2020, primarily include costs of transferring product lines to new production facilities, including Thailand of $6.9 million and $11.5 million, respectively. We also incurred excess and obsolete inventory charges of $7.7 million and $12.8 million driven by the decline in demand from Huawei during the year ended July 3, 2021 and June 27, 2020, respectively. In addition, for the year ended July 3, 2021 and June 27, 2020, we incurred $5.0 million and $6.2 million impairment charges associated with excess capacity related to our Fiber laser business, respectively. Other charges for the year ended June 29, 2019, primarily include costs of transferring product lines to Thailand of $45.8 million.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin in fiscal 2021 increased to 44.9% from 38.7% in fiscal 2020, due to both higher OpComms and Lasers segment gross margins. The increase was primarily driven by a higher mix of higher margin product lines, particularly due to increased revenue of 3D sensing, pump lasers and High-Reliability (“HiRel”) components products, which have higher than average margins.
Gross margin in fiscal 2020 increased to 38.7% from 27.2% in fiscal 2019. The increase was primarily driven by better gross margins within Telecom, due to the acquisition of Oclaro, better gross margins within Datacom, due to the sale and exit of our Datacom transceiver module business which historically generated lower margins, increased revenue of our Datacom chip products, which have higher margins, and increased revenue of 3D sensing products for mobile devices, which have higher margins. In addition, in fiscal 2020, we had lower amortization of fair value adjustments related to the Oclaro acquisition of $48.8 million, as well as lower inventory and fixed asset write down charges due to product lines exit of $13.8 million.
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

Segment Gross Margin
OpComms
OpComms gross margin in fiscal 2021 increased to 51.2% from 46.5% in fiscal 2020. The increase was primarily due to higher manufacturing volumes, a more profitable mix of products, including higher sales of higher margin Datacom and 3D sensing chips, pump lasers, and HiRel components products. We also benefited from exiting lower margin product lines, such as Datacom transceiver module and Lithium Niobate modulator products, as well as from ongoing operational improvements.
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
Lasers
Lasers gross margin in fiscal 2021 increased to 46.9% from 46.6% in fiscal 2020. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products over the past year, offset by the impact of lower manufacturing levels related to COVID-19 reducing customer demand for our kilowatt class fiber products.
Lasers gross margin in fiscal 2020 increased to 46.6% from 43.3% in fiscal 2019. This increase was primarily driven by the streamlining of our manufacturing supply chain related to our kilowatt class fiber products.
Research and Development (“R&D”)
R&D expense increased by $15.9 million, or 8.0%, in fiscal 2021 compared to fiscal 2020. The increase in R&D expense was primarily due to an increase in payroll related expense and stock-based compensation partially due to the additional week in fiscal year 2021, offset by a decrease in R&D materials, as well as a reduction in discretionary travel, primarily due to COVID-19 restrictions.
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
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $6.2 million, or 2.6%, in fiscal 2021 compared to fiscal 2020. The increase in SG&A expense was primarily due to an increase in payroll related expense due to incremental headcount and additional week in fiscal year 2021, an increase in stock-based compensation, and an increase in legal expenses, offset by lower discretionary travel and trade shows, primarily due to COVID-19 restrictions. In addition, during the fourth quarter of fiscal 2021, we sold land and building located in San Jose, California for $23.0 million and recognized a $8.3 million gain in SG&A.
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

During fiscal 2021, we recorded $7.7 million in restructuring and related charges in our Consolidated Statements of Operations. The charges were mainly attributable to severance charges associated with the decision to move certain manufacturing from San Jose, California, as well as other cost reduction measures taken across the Company impacting all regions.
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
Merger Termination Fee and Related Costs, Net
On January 18, 2021, we entered into a merger agreement with Coherent, under which we would acquire all outstanding shares of Coherent common stock. In March 2021, Coherent terminated the merger agreement and paid us a termination fee of $217.6 million in accordance with the merger agreement. For the year ended July 3, 2021, we recorded $217.6 million gain related to the receipt of a termination fee from Coherent in March 2021 as a result of the termination of our merger agreement. This gain was offset by $10.1 million of Coherent acquisition related charges and presented as “merger termination fee and related costs, net” in our Consolidated Statements of Operations for the year ended July 3, 2021.
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
We have had no impairments in fiscal 2021.
Interest Expense
The components of interest expense are as follows for the years presented (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Interest expense	$(66.7)	$(61.2)	$(36.3)
For fiscal 2021, we recorded interest expense of $66.7 million. The increase in interest expense during fiscal 2021 as compared to fiscal 2020 was mainly driven by the increase in amortization of the debt discount and contractual interest expense of our 2026 Notes issued in December 2019, offset by the decrease in contractual interest expense on our term loan facility (which we repaid in full in the second quarter of fiscal 2020) and a loss on early extinguishment of debt.
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

Other Income, Net
The components of other income (expense), net are as follows for the years presented (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Foreign exchange losses, net	$(4.4)	$(1.4)	$(0.6)
Interest and investment income	5.7	15.8	13.9
Other income, net	1.5	17.0	2.5
Total other income (expense), net	$2.8	$31.4	$15.8
During fiscal 2021, other income, net decreased by $28.6 million as compared to fiscal 2020 , mainly driven by a gain on the sale of Lithium Niobate modulators business of $13.8 million completed in fiscal 2020 and $10.1 million decrease in interest and investment income due to lower returns from our short-term investments at lower interest rates.
During fiscal 2020, other income, net increased by $15.6 million as compared to fiscal 2019, mainly driven by a gain on the sale of Lithium Niobate modulators business of $13.8 million, completed in fiscal 2020.
Unrealized Gain on Derivative Liability
Unrealized gain on Series A Preferred Stock derivative liability amounted to $8.8 million in fiscal 2019. On November 2, 2018, all 35,805 shares of our Series A Preferred Stock were converted to common stock with the outstanding balance of the embedded derivative liability reclassified to additional paid in capital. Due to this conversion, no further adjustments are required.
For further discussion of our derivative liability, see “Note 11. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability” in the notes to consolidated financial statements.
Provision for Income Taxes:

	Years Ended
(in millions)	July 3, 2021	June 27, 2020	June 29, 2019
Provision for income taxes	$65.8	$38.8	$3.1
Our provision for income taxes for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to income tax benefit from earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, which is offset by the tax expense from U.S. income inclusions from Subpart F and GILTI. Further our provision for income taxes includes an income tax benefit from various tax credits and non-U.S. statutory rate changes enacted during the year, offset by an income tax expense from non-deductible stock-based compensation as well as change in valuation allowance because it is not more-likely-than-not that certain deferred tax assets will be realizable in the future.
Our provision for income taxes for fiscal 2020 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and certain tax credits, which is offset by the tax expense from U.S. income inclusions from Subpart F and GILTI. Further our provision for income taxes includes an income tax expense from changes in our valuation allowance because it is not more-likely-than-not that certain deferred tax assets will be realized in the future.
Our provision for income taxes for fiscal 2019 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and tax credits, which is offset by the tax expense from U.S. income inclusions from Subpart F and GILTI.

Contractual Obligations
The following table summarizes our contractual obligations as of July 3, 2021, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$4.7	$—	$1.6	$1.7	$1.4
Operating lease liabilities, including imputed interest (1)	67.4	14.0	21.7	11.7	20.0
Pension plan contributions (2)	1.0	1.0	—	—	—
Purchase obligations (3)	224.5	211.0	13.4	0.1	—
Convertible notes - principal (4)	1,500.0	—	450.0	—	1,050.0
Convertible notes - interest (4)	32.3	6.4	12.8	10.5	2.6
Total	$1,829.9	$232.4	$499.5	$24.0	$1,074.0
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of July 3, 2021, we expect to receive sublease income of approximately $3.6 million over the next three years. Refer to “Note 9. Leases” in the notes to consolidated financial statements.
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
As of July 3, 2021, our other non-current liabilities also include $23.0 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Defined Benefit Plans
The Company sponsors defined benefit pension plans covering employees in Japan, Switzerland, and Thailand. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. The funding policy is consistent with the local requirements of each country. As of July 3, 2021, a defined benefit plan in Switzerland was partially funded, while defined benefit plans in Japan and Thailand were unfunded. As of July 3, 2021, our projected benefit obligations, net in Japan, Switzerland, and Thailand were $2.9 million, $4.8 million, and $3.1 million, respectively. They were recorded in our Consolidated Balance Sheets as other non-current liabilities and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 100 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of $4.1 million or $(3.5) million, based upon data as of July 3, 2021.
We expect to contribute $1.0 million to our defined benefit pension plans in fiscal 2022.
Financial Condition
Liquidity and Capital Resources
As of July 3, 2021 and June 27, 2020, our cash and cash equivalents of $774.3 million and $298.0 million, respectively, were largely held in the United States. As of July 3, 2021 and June 27, 2020, our short-term investments of $1,171.7 million and $1,255.8 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash outside the United States held by the non-US entities as of July 3, 2021 was $113.3 million, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Canada, and Thailand. Although the cash currently held in the United States as well as the cash generated in the United States from future operations is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
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
As of July 3, 2021, the debt component of our 2024 Notes of $390.7 million (principal balance of $450 million maturing in 2024) is presented in short-term liabilities since our stock price exceeded $78.80 for 20 of the last 30 trading days of the quarter ended July 3, 2021 and the 2024 Notes are convertible at the option of the holders. During the year ended July 3, 2021, we received conversion requests for less than $0.1 million principal amount of the 2024 Notes, which were settled in cash in the fourth quarter of fiscal 2021. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our Consolidated Balance Sheet.
On May 7, 2021, our board of directors approved the two year share buyback program, which authorizes the repurchase of up to $700.0 million of our own shares of common stock, in the open market or in privately negotiated transactions. In the fiscal fourth quarter of 2021, we repurchased 3.1 million shares of our common stock at an average price of $77.84 per share for an aggregate purchase price of $241.0 million. These shares were retired immediately. The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both Lumentum and our stockholders.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of July 3, 2021, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.

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
•common stock repurchase under 2021 share buyback program,
Fiscal 2021
As of July 3, 2021, our consolidated balance of cash and cash equivalents increased by $476.3 million, to $774.3 million from $298.0 million as of June 27, 2020. The increase in cash and cash equivalents was mainly due to cash provided by operating activities of $738.7 million and investing activities of $1.0 million, offset by cash used in financing activities of $263.4 million during the year ended July 3, 2021.
Cash provided by operating activities was $738.7 million during the year ended July 3, 2021. Our net income was $397.3 million for the year ended July 3, 2021 and included the merger termination fee paid by Coherent, net of related costs of $207.5 million. Cash provided by operating activities was also generated from $339.9 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs on our Notes, and other non-cash charges), offset by $1.5 million of changes in our operating assets and liabilities.
Cash provided by investing activities of $1.0 million during the year ended July 3, 2021 was primarily attributable to proceeds from maturities and sales of short-term investment, net of purchases of $71.2 million and proceeds from sales of product lines of $1.3 million and sales of property and equipment of $23.3 million. However, we had capital expenditures of $84.8 million and a payment for an asset acquisition of $10.0 million.
Cash used in financing activities of $263.4 million during the year ended July 3, 2021, was primarily resulted from the repurchase of shares of our common stock of $236.0 million and tax payments related to restricted stock of $39.7 million, offset by the proceeds from employee stock plans of $12.6 million.
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

Cash used in investing activities of $987.7 million during the year ended June 27, 2020, was primarily attributable to purchases of short-term investments, net of sales and maturities of $917.8 million. In addition, we had capital expenditures of $86.0 million, payment for asset acquisitions of $4.0 million, offset by proceeds from sales of product lines of $20.1 million.
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
Cash used in investing activities of $779.7 million during the year ended June 29, 2019, was primarily attributable to $619.8 million paid to acquire all outstanding shares of common stock of Oclaro, net of cash received through the acquisition of Oclaro. In addition, we had capital expenditures of $166.0 million (mainly attributable to the purchase of the property for $54.6 million), payment for asset acquisitions of $1.3 million, purchases of short-term investments, net of sales of $18.1 million, offset by proceeds from sales of product lines of $25.5 million.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of July 3, 2021 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and related regional shelter-in-place orders are unprecedented events that are continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:
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
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the fiscal years ended July 3, 2021, June 27, 2020, and June 29, 2019, we recorded foreign exchange losses, net of $4.4 million, $1.4 million, and $0.6 million, respectively, in the other income (expense), net in the Consolidated Statements of Operations.
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

Since the closing price of our stock exceeded $78.80 per share for 20 of the last 30 trading days of the fourth quarter of fiscal 2021, the 2024 Notes have become convertible at the option of the holders. If the closing price of our stock exceeds $129.08 per share for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders.
Interest Rate Fluctuation Risk
As of July 3, 2021, we had cash, cash equivalents, and short-term investments of $1,946.0 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of July 3, 2021, the weighted-average life of our investment portfolio was approximately eight months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of July 3, 2021, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $9.6 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.8 million.
Bank Liquidity Risk
As of July 3, 2021, we had approximately $128.3 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

ITEM 8. FINANCIAL STATEMENTS AND SUMMARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lumentum Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of July 3, 2021 and June 27, 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and redeemable convertible preferred stock and stockholders’ equity for each of the three years in the period ended July 3, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2021 and June 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 9 to the financial statements, the Company has changed its method of accounting for leases in the year ended June 27, 2020 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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
•We tested the effectiveness of controls over the review and approval of the valuation of inventory for excess and obsolete write downs, including controls designed to review and approve forecasted demand and the underlying assumptions regarding expected product lifecycles, product development plans and historical usage by product.
•To understand the assumptions behind the inventory excess and obsolete write downs, including the related forecasted demand, we made inquiries of business unit managers as well as executives, sales, and operations personnel about the expected product lifecycles and product development plans and historical usage by product.
•We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information (e.g. historical usage, contracts, communications with customers, expected product lifecycles, product development plans, and macroeconomic conditions) with the Company’s forecasted demand.
•We selected a sample of inventory products and evaluated management's ability to accurately estimate forecasted demand by comparing usage by product in the current year to estimates made in prior years.
•We considered the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analysts' reports, as well as our observations and inquires as to changes within the business.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 30, 2021

We have served as the Company's auditor since 2017.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Net revenue	$1,742.8	$1,678.6	$1,565.3
Cost of sales	898.0	974.6	1,092.9
Amortization of acquired developed intangibles	61.7	53.8	46.5
Gross profit	783.1	650.2	425.9
Operating expenses:
Research and development	214.5	198.6	184.6
Selling, general and administrative	241.4	235.2	200.3
Restructuring and related charges	7.7	8.0	31.9
Merger termination fee and related costs, net	(207.5)	—	—
Impairment charges	—	4.3	30.7
Total operating expenses	256.1	446.1	447.5
Income (loss) from operations	527.0	204.1	(21.6)
Unrealized gain on derivative liability	—	—	8.8
Interest expense	(66.7)	(61.2)	(36.3)
Other income (expense), net	2.8	31.4	15.8
Income (loss) before income taxes	463.1	174.3	(33.3)
Provision for income taxes	65.8	38.8	3.1
Net income (loss)	$397.3	$135.5	$(36.4)

Items reconciling net income (loss) to net income (loss) attributable to common stockholders:
Less: Cumulative dividends on Series A Preferred Stock	—	—	(0.3)
Less: Earnings allocated to Series A Preferred Stock	—	—	(1.2)
Net income (loss) attributable to common stockholders - Basic and Diluted	$397.3	$135.5	$(37.9)

Net income (loss) per share attributable to common stockholders:
Basic	$5.27	$1.79	$(0.54)
Diluted	$5.07	$1.75	$(0.54)

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	75.4	75.9	70.7
Diluted	78.4	77.6	70.7

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Net income (loss)	$397.3	$135.5	$(36.4)
Other comprehensive income, net of tax:
Net change in cumulative translation adjustment	—	—	(0.6)
Net change in unrealized gain (loss) on available-for-sale securities	(2.5)	1.5	2.5
Net change in defined benefit obligations	2.8	(0.7)	(1.2)
Other comprehensive income, net of tax	0.3	0.8	0.7
Comprehensive income (loss), net of tax	$397.6	$136.3	$(35.7)

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	July 3, 2021	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$774.3	$298.0
Short-term investments	1,171.7	1,255.8
Accounts receivable, net	212.8	233.5
Inventories	196.4	188.9
Prepayments and other current assets	81.6	73.8
Total current assets	2,436.8	2,050.0
Property, plant and equipment, net	361.1	393.0
Operating lease right-of-use assets, net	67.4	78.7
Goodwill	368.9	368.9
Other intangible assets, net	241.2	316.8
Deferred tax asset	72.9	81.2
Other non-current assets	3.3	4.0
Total assets	$3,551.6	$3,292.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116.9	$150.8
Accrued payroll and related expenses	54.3	53.4
Accrued expenses	33.1	23.7
Convertible notes, current	390.7	—
Operating lease liabilities, current	11.8	10.8
Other current liabilities	57.8	44.3
Total current liabilities	664.6	283.0
Convertible notes, non-current	789.8	1,120.3
Operating lease liabilities, non-current	47.6	57.6
Deferred tax liability	35.9	46.5
Other non-current liabilities	40.9	36.0
Total liabilities	1,578.8	1,543.4
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares; 73.0 and 75.1 shares issued and outstanding as of July 3, 2021 and June 27, 2020, respectively	0.1	0.1
Additional paid-in capital	1,743.6	1,676.6
Retained earnings	220.9	64.6
Accumulated other comprehensive income	8.2	7.9
Total stockholders’ equity	1,972.8	1,749.2
Total liabilities and stockholders’ equity	$3,551.6	$3,292.6

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES:
Net income (loss)	$397.3	$135.5	$(36.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	91.4	113.3	102.9
Stock-based compensation	92.9	73.2	60.7
Loss on early extinguishment of debt	—	8.0	—
Unrealized gain on derivative liability	—	—	(8.8)
Gain on sale of product lines	(0.5)	(14.5)	—
Amortization of acquired intangibles	85.7	78.6	54.6
Impairment and other losses on property, plant and equipment	0.3	21.8	32.9
Amortization of debt discount and debt issuance costs	60.2	39.6	18.5
Amortization of inventory fair value adjustment in connection with Oclaro acquisition	—	5.8	54.6
Other non-cash (income) expenses	9.9	(2.4)	(1.0)
Changes in operating assets and liabilities:
Accounts receivable	20.2	5.0	27.7
Inventories	(6.6)	32.7	40.6
Operating lease right-of-use assets, net	11.3	11.6	—
Prepayments and other current and non-currents assets	(4.8)	17.3	(10.8)
Income taxes, net	16.0	31.3	(5.6)
Accounts payable	(34.0)	(11.7)	(10.6)
Accrued payroll and related expenses	0.9	11.1	(0.1)
Operating lease liabilities	(9.0)	(11.6)	—
Accrued expenses and other current and non-current liabilities	7.5	(20.3)	10.9
Net cash provided by operating activities	738.7	524.3	330.1
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(84.8)	(86.0)	(166.0)
Payment for asset acquisition	(10.0)	(4.0)	(1.3)
Payment for Oclaro acquisition, net of cash acquired	—	—	(619.8)
Proceeds from sale of product lines	1.3	20.1	25.5
Purchases of short-term investments	(1,991.0)	(1,341.3)	(269.7)
Proceeds from maturities and sales of short-term investments	2,062.2	423.5	251.6
Proceeds from the sales of property and equipment	23.3	—	—
Net cash provided by (used in) investing activities	1.0	(987.7)	(779.7)
FINANCING ACTIVITIES:
Repurchase of common stock	(236.0)	(200.0)	—
Proceeds from the issuance of Convertible Notes due 2026, net of issuance costs	—	1,042.2	—
Tax payments related to restricted stock	(39.7)	(14.0)	(2.4)
Payment of dividends - Series A Preferred Stock	—	—	(0.7)
Payment of acquisition related holdback	—	—	(1.0)
Proceeds from employee stock plans	12.6	9.9	9.3
Proceeds from term loan, net of issuance costs	—	—	490.8
Principal payments on finance leases	(0.5)	(12.5)	(8.8)
Proceeds from the exercise of stock options	0.2	0.7	0.4
Repayment of term loan	—	(497.5)	(2.5)
Net cash (used in) provided by financing activities	(263.4)	328.8	485.1
Effect of exchange rates on cash and cash equivalents	—	—	(0.2)

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Increase in cash and cash equivalents	476.3	(134.6)	35.3
Cash and cash equivalents at beginning of period	298.0	432.6	397.3
Cash and cash equivalents at end of period	$774.3	$298.0	$432.6

Supplemental disclosure of cash flow information:
Cash paid for taxes	$50.0	$7.6	$8.7
Cash paid for interest	6.4	13.4	15.1

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$10.6	$12.3	$14.3
Right-of-use assets obtained in exchange for new operating lease liabilities	1.4	2.2	—
Issuance of common stock upon conversion of Series A Preferred Stock	—	—	79.4
Net transfer of assets from property plant and equipment to assets held-for-sale	—	3.1	4.9
Issuance of common stock and replacement awards in connection with Oclaro acquisition	—	—	460.1
Repurchase of common stock pending settlement	5.0	—	—
See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions)

	Non-Controlling Interest Redeemable Convertible Series A Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	—	$35.8	62.8	$0.1	$753.2	$166.4	$6.4	$926.1
Net loss	—	—	—	—	—	(36.4)	—	(36.4)
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Declared dividend for preferred stock	—	—	—	—	—	(0.3)	—	(0.3)
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.1	—	(0.4)	—	—	(0.4)
Issuance of shares pursuant to merger agreement, net of tax withholdings	—	—	11.0	—	460.1	—	—	460.1
ESPP shares issued	—	—	0.3	—	9.3	—	—	9.3
Stock-based compensation	—	—	—	—	59.2	—	—	59.2
Cumulative-effect adjustment for adoption of Topic 606	—	—	—	—	—	(0.6)	—	(0.6)
Conversion of preferred stock to common stock	—	(35.8)	1.5	—	79.4	—	—	79.4
Balance as of June 29, 2019	—	$—	76.7	$0.1	$1,360.8	$129.1	$7.1	$1,497.1
Net income	—	—	—	—	—	135.5	—	135.5
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	1.1	—	(14.0)	—	—	(14.0)
Exercise of stock options	—	—	—	—	0.7	—	—	0.7
Equity component of the 2026 Notes, net of tax of $67.0 million and issuance costs of $2.3 million	—	—	—	—	245.9	—	—	245.9
ESPP shares issued	—	—	0.2	—	9.9	—	—	9.9
Repurchases of common stock	—	—	(2.9)	—	—	(200.0)	—	(200.0)
Stock-based compensation	—	—	—	—	73.3	—	—	73.3
Balance as of June 27, 2020	—	$—	75.1	$0.1	$1,676.6	$64.6	$7.9	$1,749.2
Net income	—	—	—	—	—	397.3	—	397.3
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Issuance of shares pursuant to equity plans, net of tax withholdings	—	—	0.8	—	(39.7)	—	—	(39.7)
Exercise of stock options	—	—	—	—	0.2	—	—	0.2
ESPP shares issued	—	—	0.2	—	12.6	—	—	12.6
Repurchases of common stock	—	—	(3.1)	—	—	(241.0)	—	(241.0)
Stock-based compensation	—	—	—	—	93.9	—	—	93.9
Balance as of July 3, 2021	—	$—	73.0	$0.1	$1,743.6	$220.9	$8.2	$1,972.8

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
Basis of Presentation
The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation and goodwill.
The COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which has disrupted and harmed, and may continue to disrupt and harm, the Company's business, financial condition, and results of operations. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the outbreak, duration of local, state and federal issued public health orders in each jurisdiction where we operate or in which our customers and suppliers operate, impact on our customers and our sales cycles, impact on our supply chain and manufacturing partners, impact on our employees and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and cannot be predicted. The Company assessed the potential impact that this pandemic has on our estimates as of July 3, 2021 and through the date of this report and determined that there were no material impacts.

Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2021 is a 53-week year, ending on July 3, 2021. Our fiscal 2020 and 2019 ended on June 27, 2020 and June 29, 2019, respectively, and were 52-week years.
Principles of Consolidation
The consolidated financial statements are prepared in accordance with GAAP and includes the accounts of Lumentum Holdings Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances are fully eliminated in consolidation.

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
Termination of Coherent Merger Agreement
On January 18, 2021, Lumentum and Coherent, Inc. (“Coherent”) entered into a merger agreement (the “merger agreement”), under which Lumentum would acquire all outstanding shares of Coherent common stock. As of the date of the

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

merger agreement, the total transaction consideration was approximately $5.7 billion. In March 2021, Coherent terminated the merger agreement and paid Lumentum a termination fee of $217.6 million in accordance with the merger agreement. This gain was offset by $10.1 million of acquisition-related expenses and the net amount is presented as “merger termination fee and related costs, net” in our Consolidated Statement of Operations for the year ended July 3, 2021.
Summary of Significant Accounting Policies
Our significant accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. We believe that of our significant accounting policies described below, involve a greater degree of judgment and complexity and are the most critical to aid in fully understanding and evaluating our consolidated financial statements. These policies include inventory valuation, revenue recognition, income taxes, long-lived asset valuation and goodwill. For a description of our critical accounting policies, also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Critical Accounting Policies and Estimates.
Cash Equivalents
We consider highly-liquid fixed income securities with original maturities of three months or less at the time of purchase to be cash equivalents. As of fiscal year ended July 3, 2021, our cash equivalents consist of money market funds, corporate debt securities, and commercial paper.
Short-Term Investments
We classify our investments in debt securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term based on management’s intent and ability to use the funds in current operations. Unrealized gains and losses are reported as a component of other comprehensive income (loss). Realized gains and losses are determined based on the specific identification method, and are reflected as other income (expense), net in our Consolidated Statements of Operations.
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
Fair Value of Financial Instruments
We define fair value as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash, accounts receivable, accounts payable and accrued liabilities due to their short-term nature.
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
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding $450.0 million in aggregate principal amount of 0.25% Convertible Notes due in 2024 (the “2024 Notes”) and $1,050.0 million in aggregate principal amount of 0.50% Convertible Notes due in 2026 (the “2026 Notes” and together with the 2024 Notes, the “convertible notes”), all using the treasury stock method as we have the ability and intent to settle the face value of the convertible notes in cash.
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
Inventory Valuation
Inventory is recorded at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted demand to the lower of their cost or estimated net realizable value. Our estimates of forecasted demand are based upon our analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Leases
We adopted Topic 842 on June 30, 2019, the first day of fiscal year 2020, using the modified retrospective transition approach.
We determine if an arrangement is a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either a finance or operating lease.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Recognition
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
The majority of our revenue comes from product sales, consisting of sales of Lasers and OpComms hardware products to our customers. Our revenue contracts generally include only one performance obligation. Revenues are recognized at a point in time when control of the promised goods or services are transferred to our customers upon shipment or delivery of goods or rendering of services, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We have entered into vendor managed inventory (“VMI”) programs with our customers. Under these arrangements, we receive purchase orders from our customers, and the inventory is shipped to the VMI location upon receipt of the purchase order. The customer then pulls the inventory from the VMI hub based on its production needs. Revenue under VMI programs is recognized when control transfers to the customer, which is generally once the customer pulls the inventory from the hub.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred revenue at July 3, 2021 and June 27, 2020 was $0.6 million and $1.9 million, respectively, which was recorded in other current liabilities within the Consolidated Balance Sheets. During fiscal year 2021 and 2020, we recognized $1.7 million and $1.1 million of revenue that was included in deferred revenue as of June 27, 2020 and June 29, 2019, respectively.
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
The following table reflects the changes in contract balances as of July 3, 2021 (in millions, except percentages):

Contract balances	Balance sheet location	July 3, 2021	June 27, 2020	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$212.8	$233.5	$(20.7)	(8.9)%
Deferred revenue and customer deposits	Other current liabilities	$0.6	$1.9	$(1.3)	(68.4)%
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Pension Benefits
The Company sponsors various employee retirement plans, including defined contribution, defined benefit and other post-retirement plans. See “Note 18. Employee Retirement Plans” for more information.

The funded status of our retirement-related benefit plan is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. The funded status of an underfunded benefit plan, of which the fair value of plan assets is less than the benefit obligation, is recognized as a non-current net pension liability in the Consolidated Balance Sheets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) which represents the actuarial present value of benefits expected to be paid upon retirement.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. When we become aware that a specific customer is unable to meet their financial obligations, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of aged receivable balances. These percentages take into account a variety of factors including, but not limited to, current economic trends, payment history and bad debt write-off experience. We classify bad debt expenses as selling, general and administrative expense.
During fiscal 2021, 2020, and 2019, a few customers generated more than 10% of total net revenue. Refer to “Note 20. Operating Segments and Geographic Information” in the Notes to Consolidated Financial Statements.
Our accounts receivable was concentrated with two customers as of July 3, 2021, which individually represented 17% and 14% of gross accounts receivable, respectively, and collectively represented 31% of the gross accounts receivable balance, compared with one customer as of June 27, 2020, which represented 14% of gross accounts receivable.
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
Foreign Currency Translation
Concurrent with the acquisition of Oclaro on December 10, 2018, we established the functional currency for our worldwide operations as the U.S. dollar. The change in our functional currency is a result of significant changes in economic facts and circumstances, primarily the acquisition of Oclaro, a U.S. dollar-denominated functional currency company. The combined business, which required the integration of our supply chain, manufacturing operations and sales organization, will predominantly use the U.S. dollar, including when negotiating customer and major supplier contracts.
Translation adjustments reported prior to December 10, 2018, remain as a component of accumulated other comprehensive income in our Consolidated Balance Sheet. The translated values for any non-monetary assets and liabilities as of December 10, 2018 become the new accounting basis for those assets. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Foreign currency re-measurement gains (losses) are included in other income (expense), net in the Consolidated Statements of Operations.

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
Restructuring and Related Charges
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU") 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for defined benefit pension plans and other post-retirement benefit plans. The new guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted. ASU 2018-14 should be applied retrospectively to all periods presented and was effective for us in our fourth quarter of fiscal year 2021 as ASU 2018-14 does not amend the interim disclosure requirements. We have included all the required disclosures in the “Note 18. Employee Retirement Plans”.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on transfers between Level 1 and Level 2, valuation processes of Level 3 fair value measurements, and the categorization by level for items that are not measured at fair value, but for which the fair value is required to be disclosed. We adopted ASU 2018-13 in the first quarter of fiscal 2021 with no impact to our consolidated financial statements.
In August 2018, FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. We adopted ASU 2018-15 in the first quarter of fiscal 2021 with no impact to our consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and a subsequent amendment, ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted ASU 2016-13 using the modified-retrospective approach in the first quarter of fiscal 2021 with no material impact to our consolidated financial statements.
With the adoption of Topic 326, we are now assessing whether unrealized losses have resulted from a credit loss or other factors. We believe none of our unrealized losses on available-for-sale investments were other-than temporary or were attributable to credit losses as of July 3, 2021 and June 27, 2020. We review our available-for-sale investments on a quarterly

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis to identify a potential other-than-temporary impairment. The investments with unrealized losses consisted primarily of corporate debt securities, and given the extent of the unrealized loss positions, the issuers' high credit ratings and the near-term market conditions, we believe our unrealized losses are temporary. We also do not have an intent to sell our investments and would not be required to sell them before they recover.
The adoption of Topic 326 did not significantly change our approach to the valuation of trade receivables. We determine whether there is an expected loss on our accounts receivable by reviewing all available data, including our customers' latest available financial statements, their credit standing and historical collection experience, as well as current and future market and economic conditions. As of July 3, 2021 and June 27, 2020, the allowance for credit losses on our trade receivables was $0.4 million and $1.8 million, respectively.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per share (in millions, except per share data):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Basic Earnings per Common Share
Net income (loss)	$397.3	$135.5	$(36.4)
Less: Cumulative dividends on Series A Preferred Stock	—	—	(0.3)
Less: Earnings allocated to Series A Preferred Stock	—	—	(1.2)
Net income (loss) attributable to common stockholders - Basic	$397.3	$135.5	$(37.9)

Basic weighted average common shares outstanding	75.4	75.9	70.7
Net income (loss) per share attributable to common stockholders - Basic	$5.27	$1.79	$(0.54)

Diluted Earnings per Common Share
Net income (loss) attributable to common stockholders - Diluted	$397.3	$135.5	$(37.9)

Weighted average common shares outstanding for basic earnings per common share	75.4	75.9	70.7
Effect of dilutive securities from 2015 Equity Incentive Plan	0.8	0.8	—
Shares issuable assuming conversion of the 2024 Notes	2.2	0.9	—
Diluted weighted average common shares outstanding	78.4	77.6	70.7
Net income (loss) per share attributable to common stockholders:
Basic	$5.27	$1.79	$(0.54)
Diluted	$5.07	$1.75	$(0.54)
For the year ended June 29, 2019, our diluted loss per share attributable to common stockholders is the same as basic loss per share as we are in net loss position.
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
We have the ability and intent to settle the face value of our convertible notes in cash. Therefore, we use the treasury stock method for calculating the dilutive impact of the convertible notes. The 2026 Notes (as defined in “Note 12. Debt") does not impact diluted earnings per share until the average price of our common stock exceeds the conversion price of $99.29. The potentially dilutive shares resulting from the 2024 Notes were included in the calculation of diluted income per share for the

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year ended July 3, 2021 and June 27, 2020 since the average price of our common stock exceeded the conversion price of $60.62. Refer to “Note 12. Debt” for further discussion of convertible notes.
Anti-dilutive potential shares are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were 0.5 million and 0.4 million for the year ended July 3, 2021 and June 27, 2020, respectively. During the year ended June 29, 2019, 0.6 million of potentially dilutive securities were excluded from the computation of diluted earnings per share due to net loss generated for the period, since the effect would have been anti-dilutive.
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
•0.0636 of a share of Lumentum common stock, par value $0.001 per share (the “Exchange Ratio”)
The total fair value of consideration given in connection with the acquisition of Oclaro consisted of the following:

	Shares	Per Share	Total Consideration (in millions)
Cash paid for outstanding Oclaro common stock			$964.8
Lumentum common shares issued to Oclaro stockholders	10,941,436	$41.80	457.4
Replacement equity awards for Oclaro equity awards			2.7
Total consideration			$1,424.9
The total transaction consideration was $1.4 billion, which was funded by the issuance of Lumentum common stock, new debt, and cash balances of the combined company. We also recorded $18.3 million in acquisition-related costs in the year ended June 29, 2019, representing professional and other direct acquisition costs. These costs were recorded within selling, general and administrative expenses and within interest and other income (expense), net in our Consolidated Statements of Operations. The Company also incurred $9.3 million of debt financing costs which has been recorded as a contra liability. Refer to “Note 12. Debt.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The final purchase price allocation is as follows (in millions):

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
Goodwill and intangibles have been assigned to the OpComms segment. Goodwill of $357.6 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies, and other benefits that are expected to be generated by combining Lumentum and Oclaro. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. See “Note 10. Goodwill and Other Intangible Assets” for more information on goodwill and In-process research and development (IPR&D).
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
The following supplemental pro forma information presents the combined results of operations for the year June 29, 2019, as if Oclaro had been acquired as of the beginning of fiscal year 2019. The supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the fair value adjustments on the inventories acquired, transaction costs, interest expense and amortization of the term loan debt issuance costs.
The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

Year Ended
June 29, 2019

Net revenue	$1,779.4
Net income	21.5

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Assets Held For Sale and Related Dispositions
We continually evaluate our existing portfolio of businesses to maximize long-term stockholder value. We consider assets and liabilities as held-for-sale when management approves and commits to a plan to actively market assets or a group of assets for sale. Assets held-for-sale are recorded initially at the lower of its carrying value or its estimated fair value, less estimated costs to sell. Upon designation as an asset held-for-sale, we discontinue recording depreciation expense on such asset.
Sale of Land and Building
In fiscal year 2021, we made a decision to cease manufacturing of certain products at a manufacturing facility that we owned in San Jose, California. During the fourth quarter of fiscal 2021, we shut down the manufacturing site and sold the related land and building for $23.0 million and recognized a gain of $8.3 million, which was recorded as an offset to selling, general and administrative expenses in our Consolidated Statement of Operations as of July 3, 2021.
Sale of Lithium Niobate modulators
Following our acquisition of Oclaro, we announced our plan to discontinue development and manufacturing of Lithium Niobate modulators and wind down these operations in our San Donato, Italy site. In fiscal year 2020, we sold our assets associated with certain Lithium Niobate product lines manufactured by our San Donato site for $17.0 million to Advanced Fiber Resources (Zhuhai) Ltd. (“AFR”) and recognized a gain of $13.8 million, which was recorded in other income (expense), net in the Consolidated Statements of Operations.
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
Datacom transceiver modules
Following our acquisition of Oclaro, in the third quarter of fiscal 2019, we completed the sale of our Datacom transceiver module business based in Sagamihara, Japan and the transfer of related employees to CIG for $25.5 million in net cash. These product lines were initially acquired by us through the acquisition of Oclaro. This business did not meet the criteria for assets held-for-sale under the relevant accounting guidance as of December 10, 2018, the date of our acquisition of Oclaro, in our purchase price allocation. The assets and liabilities transferred to CIG were $33.5 million and $7.0 million, respectively.
As of June 29, 2019, we had $4.9 million of long-lived assets related to our plan to discontinue the development of future Datacom transceiver modules. As these assets were not deemed to be useful, we retired them from active use and classified them as held-for-sale within prepayments and other current assets on our Consolidated Balance Sheet. This is a result of the strategic change we made in the third quarter of fiscal year 2019 when we announced the exit from the Datacom transceiver modules and investments in the new Datacom chips development. In fiscal year 2020, we sold $3.0 million and impaired $1.6 million of these Datacom assets held-for-sale. In fiscal year 2021, we sold the remaining $0.3 million of these assets held-for-sale.
Other assets held-for-sale
As of July 3, 2021, we recorded $0.4 million of land, building, and improvements as assets held-for-sale for one of our manufacturing sites in Slovenia.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 3, 2021:
Cash	$128.3	$—	$—	$128.3
Cash equivalents:
Commercial paper	7.5	—	—	7.5
Corporate debt securities	7.0			7.0
Money market funds	631.5	—	—	631.5
Total cash and cash equivalents	$774.3	$—	$—	$774.3
Short-term investments:
Certificates of deposit	$28.5	$—	$—	$28.5
Commercial paper	136.7	—	—	136.7
Corporate debt securities	626.0	0.3	(0.4)	625.9
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	29.3	—	—	29.3
U.S. Treasury securities	350.3	—	—	350.3
Total short-term investments	$1,171.8	$0.3	$(0.4)	$1,171.7

June 27, 2020:
Cash	$114.2	$—	$—	$114.2
Cash equivalents:
Money market funds	159.6	—	—	159.6
U.S. Treasury securities	24.2	—	—	24.2
Total cash and cash equivalents	$298.0	$—	$—	$298.0
Short-term investments:
Certificates of deposit	$12.9	$—	$—	$12.9
Commercial paper	179.9	0.3	—	180.2
Corporate debt securities	435.0	1.7	(0.1)	436.6
Foreign government bonds	1.7	—	—	1.7
U.S. Agency securities	59.5	—	—	59.5
U.S. Treasury securities	563.9	1.0	—	564.9
Total short-term investments	$1,252.9	$3.0	$(0.1)	$1,255.8
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During fiscal 2021, 2020 and 2019, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of other income (expense), net are as follows for the years presented (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Foreign exchange losses, net	$(4.4)	$(1.4)	$(0.6)
Interest and investment income	5.7	15.8	13.9
Other income, net	1.5	17.0	2.5
Total other income (expense), net	$2.8	$31.4	$15.8
Other income, net in fiscal 2020 includes a gain on the sale of Lithium Niobate modulators business of $13.8 million and a gain on the sale of certain assets used to manufacture specific Lithium Niobate products of $0.7 million. Refer to “Note 5. Assets Held For Sale and Related Dispositions”.
Included in the interest and investment income are $4.1 million and $4.3 million of interest receivable as of July 3, 2021 and June 27, 2020, respectively, recorded in prepayments and other current assets within the Consolidated Balance Sheets. We did not recognize an allowance for credit losses against the interest receivable in any of the periods presented as there were no such losses.

As of July 3, 2021, the Company does not have any cash equivalents and short-term investments that have been in a continuous unrealized gain or loss position for more than 12 months as of the periods presented. The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in millions):

	Fair Value	Unrealized Losses
July 3, 2021:
U.S. Agency securities	$28.3	$—
Certificates of deposit	6.0
Commercial paper	43.0	—
Corporate debt securities	432.3	(0.4)
Municipal bonds	1.0	—
U.S. government bonds	106.9	—
Total	$617.5	$(0.4)

June 27, 2020:
Certificates of deposit	$3.1	$—
Commercial paper	51.1	—
Corporate debt securities	96.5	(0.1)
Foreign government bonds	1.7	—
U.S. Agency securities	47.0	—
U.S. government bonds	159.8	—
Total	$359.2	$(0.1)
As of July 3, 2021 and June 27, 2020, we have no unrealized loss positions on our cash equivalents and short-term investments that extend for a period of greater than 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table classifies our short-term investments by contractual maturities (in millions):

	July 3, 2021		June 27, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$587.0	$587.1	$1,237.4	$1,239.9
Due between 1 year to 5 years	584.8	584.6	15.5	15.9
	$1,171.8	$1,171.7	$1,252.9	$1,255.8
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
July 3, 2021 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$7.5	$—	$7.5
Corporate debt securities	—	7.0	—	7.0
Money market funds	631.5	—	—	631.5
Short-term investments:
Certificates of deposit	—	28.5	—	28.5
Commercial paper	—	136.7	—	136.7
Corporate debt securities	—	625.9	—	625.9
Municipal bonds	—	1.0	—	1.0
U.S. Agency securities	—	29.3	—	29.3
U.S. Treasury securities	350.3	—	—	350.3
Total assets	$981.8	$835.9	$—	$1,817.7
(1) Excludes $128.3 million in cash held in our bank accounts as of July 3, 2021.

	Level 1	Level 2	Level 3	Total
June 27, 2020: (1)
Assets:
Cash equivalents:
Money market funds	$159.6	$—	$—	$159.6
U.S. Treasury securities	24.2	—	—	24.2
Short-term investments:
Certificates of deposit	—	12.9	—	12.9
Commercial paper	—	180.2	—	180.2
Corporate debt securities	—	436.6	—	436.6
Foreign government bonds	—	1.7	—	1.7
U.S. Agency securities	—	59.5	—	59.5
U.S. Treasury securities	564.9	—	—	564.9
Total assets	$748.7	$690.9	$—	$1,439.6
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts and estimated fair values of the 2026 Notes and the 2024 Notes are as follows for the periods presented (in millions):

	July 3, 2021		June 27, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 Notes	$789.8	$1,146.1	$749.7	$1,070.2
2024 Notes	390.7	669.3	370.6	620.0
	$1,180.5	$1,815.4	$1,120.3	$1,690.2
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2021, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment.
Note 8. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of July 3, 2021 and June 27, 2020, the allowance for credit losses on our trade receivables was $0.4 million and $1.8 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	July 3, 2021	June 27, 2020
Raw materials and purchased parts	$64.4	$57.9
Work in process	79.0	67.6
Finished goods	53.0	63.4
Inventories	$196.4	$188.9
Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	July 3, 2021	June 27, 2020
Operating lease right-of-use assets	$87.3	$90.3
Less: accumulated amortization	(19.9)	(11.6)
Operating lease right-of-use assets, net	$67.4	$78.7

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	July 3, 2021	June 27, 2020
Land	$38.2	$44.1
Buildings and improvement	92.7	114.8
Machinery and equipment	498.3	487.0
Computer equipment and software	28.6	27.5
Furniture and fixtures	8.8	7.2
Leasehold improvements	33.9	27.8
Finance lease right-of-use assets	28.1	28.1
Construction in progress	43.4	54.7
	772.0	791.2
Less: Accumulated depreciation	(410.9)	(398.2)
Property, plant and equipment, net	$361.1	$393.0
During fiscal 2021, 2020 and 2019, we recorded depreciation expense of $91.4 million, $113.3 million, and $102.9 million, respectively.
During the fourth quarter of fiscal 2021, we sold land and building located in San Jose, California for $23.0 million and recognized a gain of $8.3 million, which was recorded as an offset to selling, general and administrative expenses in our Consolidated Statement of Operations as of July 3, 2021.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	July 3, 2021	June 27, 2020
Restructuring accrual and related charges (1)	$5.7	$5.2
Warranty accrual (2)	5.0	5.0
Deferred revenue and customer deposits	0.6	1.9
Finance lease liabilities, current	—	0.6
Income tax payable (3)	43.5	28.8
Other current liabilities	3.0	2.8
Other current liabilities	$57.8	$44.3
(1) Refer to “Note 14. Restructuring and Related Charges.”
(2) Refer to “Note 19. Commitments and Contingencies.”
(3) Refer to “Note 16. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	July 3, 2021	June 27, 2020
Asset retirement obligation	$4.7	$4.6
Pension and related accrual (1)	10.8	11.8
Unrecognized tax benefit	23.0	17.3
Other non-current liabilities	2.4	2.3
Other non-current liabilities	$40.9	$36.0
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. As of July 3, 2021, the projected benefit obligations, net of plan assets, in Japan, Switzerland, and Thailand were $2.9 million, $4.8 million, and $3.1 million, respectively. As of June 27, 2020, the projected benefit obligations, net of plan assets, in Japan, Switzerland and Thailand were $2.9 million, $6.4 million and $2.5 million, respectively.
Note 9. Leases
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

As of the date of adoption, we recognized operating lease assets of $91.5 million, with corresponding operating lease liabilities of $81.5 million on the Consolidated Balance Sheets. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing asset recognized in relation to the favorable terms of an operating lease acquired through a business combination offset by our deferred rent and ASC 420 “cease-use” balances. All existing leases that were classified as capital leases under Topic 840 are classified as finance leases under the new guidance. As of adoption, we recognized finance lease assets of $12.4 million in property, plant and equipment, net, with corresponding finance lease liabilities of $12.4 million on the Consolidated Balance Sheets. For further information regarding the impact of Topic 842 adoption, see “Note 1. Description of Business and Summary of Significant Accounting Policies”.

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
As of July 3, 2021, we sublease a portion of our offices in the United Kingdom, the United States, Canada, and Japan. These subleases will expire at various dates through fiscal year 2023. We anticipate receiving approximately $3.6 million in sublease income over the next two years.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease costs, lease term, and discount rate are as follows (in millions):

	July 3, 2021	June 27, 2020
Finance lease cost:
Amortization of right-of-use assets	$0.5	$16.3
Interest	—	0.1
Operating lease cost	14.1	15.5
Short-term and variable lease cost	4.3	4.4
Sublease income	(2.8)	(2.6)
Total lease cost	$16.1	$33.7

Weighted average remaining lease term (in years):
Operating leases	7.5	8.6
Finance leases	—	1.0
Weighted average discount rate:
Operating leases	3.5%	3.5%
Finance leases	—%	4.4%
As of July 3, 2021, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)
2022	$14.0
2023	11.8
2024	9.9
2025	6.5
2026	5.2
Thereafter	20.0
Total minimum lease payments	$67.4
Less: amount representing interest	(8.0)
Present value of total lease liabilities	$59.4
As of July 3, 2021, finance lease assets are fully amortized and there are no outstanding finance lease liabilities.
(1) Non-cancellable sublease proceeds for fiscal 2022 and 2023 of $2.8 million and $0.8 million, respectively, are not included in the table above.
Note 10. Goodwill and Other Intangible Assets
Goodwill
The following table presents our goodwill balance by the reportable segments as of July 3, 2021 and June 27, 2020 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 3, 2021 and June 27, 2020	$363.5	$5.4	$368.9

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for customer relationships and order backlog, which are amortized using an accelerated method of amortization over the expected customer lives, which more accurately reflects the pattern of realization of economic benefits expected to be obtained. Acquired developed technologies and order backlog are amortized to cost of sales and customer relationships is amortized to selling, general and administrative. IPR&D” is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
The following tables present details of our other intangibles as of the periods presented (in millions, except for weighted average remaining amortization period):

July 3, 2021	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(238.6)	$151.7	3.0
Customer relationships	145.0	(55.5)	89.5	5.4
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$560.0	$(318.8)	$241.2
The table above excludes fully amortized intangibles of $5.5 million that were written off against accumulated amortization during the year ended July 3, 2021.
During the year ended July 3, 2021, we completed our remaining IPR&D projects and reclassified $10.0 million from IPR&D to acquired developed technologies. This amount will be amortized over the assets’ estimated useful life of 3 years.
During the year ended July 3, 2021, we purchased intellectual property from a third party for a total consideration of $10.0 million. These intangible assets have an estimated useful life of 5 years.

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
During the year ended June 27, 2020, we completed $84.0 million of IPR&D projects, and reclassified the value assigned to these projects to acquired developed technologies. The amount will be amortized over the assets’ estimated useful life of 4 to 7 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2021, 2020 and 2019, we recorded $85.7 million, $78.6 million, and $54.6 million, respectively, of amortization related to intangibles assets.
The following table presents details of amortization for the periods presented (in millions):

	Years ended
	July 3, 2021	June 27, 2020	June 29, 2019
Cost of sales	$61.7	$53.8	$46.6
Selling, general and administrative	24.0	24.8	8.0
Total amortization of intangibles	$85.7	$78.6	$54.6
Based on the carrying amount of our acquired developed technologies and other intangibles as of July 3, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2022	$85.4
2023	61.9
2024	40.5
2025	27.7
2026	18.1
Thereafter	7.6
Total	$241.2
Note 11. Non-Controlling Interest Redeemable Convertible Preferred Stock and Derivative Liability
On July 31, 2015, our wholly-owned subsidiary, Lumentum Inc., issued 40,000 shares of its Series A Preferred Stock to Viavi Solutions Inc. (“Viavi”). Pursuant to a securities purchase agreement between us, Viavi and Amada Holdings Co., Ltd. (“Amada”), 35,805 shares of Series A Preferred Stock were sold by Viavi to Amada in August 2015. The remaining 4,195 shares of the Series A Preferred Stock were canceled. The Series A Preferred Stock was referred to as our Non-Controlling Interest Redeemable Convertible Preferred Stock of $35.8 million on our Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity through the date of conversion in fiscal 2019.
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
Through the date of conversion, holders of Series A Preferred Stock, in preference to holders of common stock or any other class or series of our outstanding capital stock ranking in any such event junior to the Series A Preferred Stock, were entitled to receive, when and as declared by the board of directors, quarterly cumulative cash dividends at the annual rate of 2.5% of the Issuance Value per share on each outstanding share of Series A Preferred Stock. The accrued dividends were payable on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 2015. During the year ended June 29, 2019, we paid $0.7 million in dividends to the holders of Series A Preferred Stock.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the fair value of the embedded derivative for the Series A Preferred Stock for the year ended June 29, 2019 (in millions):

Year Ended
June 29, 2019
Balance as of beginning of period	$52.4
Unrealized gain on the Series A Preferred Stock derivative liability up through the conversion date	(8.8)
Settlement of the derivative liability upon conversion of Series A Preferred Stock	(43.6)
Balance as of end of period	$—
Note 12. Debt
Convertible Notes
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of the 2026 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes are governed by an indenture between the Company and U.S. Bank National Association (the “2026 Indenture”). We used approximately $196.0 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan facility, and a portion of the net proceeds of the offering to purchase approximately $200.0 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions. The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2026 Notes bear interest at a rate of 0.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2020. The 2026 Notes will mature on December 15, 2026, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
The initial conversion rate is 10.0711 shares of common stock per $1,000 principal amount of the 2026 Notes (which is equivalent to an initial conversion price of approximately $99.29 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2026 Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares set forth in the 2026 Indenture or a holder that elects to convert the 2026 Notes in connection with such make-whole fundamental change or notice of redemption.
Prior to the close of business on the business day immediately preceding September 15, 2026, holders of the 2026 Notes may convert their 2026 Notes only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ended on March 28, 2020 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes, or $129.08 on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the "2026 measurement period") in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the 2026 measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the notes on each such trading day;
•if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the relevant redemption date; or
•upon the occurrence of specified corporate events, as specified in each indenture governing the 2026 Notes.
On or after September 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert the 2026 Notes at any time. Upon conversion, we may satisfy our conversion obligation in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share, a 132.5% premium to the fair market value at the date of issuance. Prior to the close of business on the business day immediately preceding December 15, 2023, each holder of the 2024 Notes may convert their 2024 Notes only under the following circumstances:
•during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price, or $78.80 on each applicable trading day;
•during the five consecutive business day period after any five consecutive trading day period (the “2024 measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of such 2024 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day;
•upon the occurrence of specified corporate events.
On or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2024 Notes at any time. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2024 Indenture), we will, in certain circumstances, increase the conversion rate by a number of additional shares set forth in the 2024 Indenture for a holder that elects to convert 2024 Notes in connection with such make-whole fundamental change.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the fiscal year ended July 1, 2017, we satisfied the TMA settlement condition. As such, the value of the conversion option is no longer marked to market and was reclassified to additional paid-in capital within stockholders’ equity on our Consolidated Balance Sheet. The value of the conversion option at the time of issuance will be treated as an original issue discount for purposes of accounting for the debt component of the notes. The debt component will accrete up to the principal amount over the expected term of the debt.
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	July 3, 2021		June 27, 2020
	2024 Notes (1)	2026 Notes	2024 Notes	2026 Notes
Principal	$450.0	$1,050.0	$450.0	$1,050.0
Unamortized debt discount and debt issuance costs	(59.3)	(260.2)	(79.4)	(300.3)
Net carrying amount of the liability component	$390.7	$789.8	$370.6	$749.7
(1) Since the closing price of our stock exceeded $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of the fourth quarter of fiscal 2021, the 2024 Notes have become convertible at the option of the holders. Therefore, the debt component of our 2024 Notes as of July 3, 2021 has been classified as current liabilities in our Consolidated Balance Sheet.
If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our Consolidated Balance Sheet.
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	July 3, 2021	June 27, 2020	June 29, 2019
Contractual interest expense	$6.5	$3.9	$1.1
Amortization of the debt discount and debt issuance costs	60.2	39.1	17.7
Total interest expense	$66.7	$43.0	$18.8

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future interest and principal payments related to our convertible notes are as follows as of July 3, 2021 (in millions):

Fiscal Years	2024 Notes	2026 Notes	Total
2022	$1.1	$5.3	$6.4
2023	1.1	5.2	6.3
2024	451.2	5.3	456.5
2025	—	5.2	5.2
2026	—	5.3	5.3
Thereafter	—	1,052.6	1,052.6
Total convertible notes payments	$453.4	$1,078.9	$1,532.3
The principal balances of our Notes are reflected in the payment periods in the table above based on their respective contractual maturities. As discussed above, during the year ended July 3, 2021, the 2024 Notes became convertible at the option of the holders. We received conversion requests of less than $0.1 million, which was settled in cash in the fourth quarter of fiscal 2021.
Term Loan Facility
In December 2018, concurrent with the closing of the Oclaro merger, we entered into a credit agreement providing for a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $500.0 million. and we drew in full the term loans available under the Term Loan Facility on the closing date of the Oclaro merger. In the second quarter of fiscal 2020, we repaid, in full, all amounts outstanding under our Term Loan Facility. During the year ended June 27, 2020, we incurred $18.1 million of interest expense on this Term Loan Facility, which includes an $8.0 million loss on the early extinguishment of debt.
Other Interest Expense
For the year ended June 27, 2020, we recorded $0.1 million interest expense related to our finance leases.
Note 13. Accumulated Other Comprehensive Income
Our accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations, and available-for-sale securities.
The changes in accumulated other comprehensive income, net of tax were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Ending balance as of June 30, 2018	$10.3	$(2.3)	$(1.6)	$6.4
Other comprehensive income (loss)	(0.6)	(1.2)	2.5	0.7
Ending balance as of June 29, 2019	9.7	(3.5)	0.9	7.1
Other comprehensive income (loss)	—	(0.7)	1.5	0.8
Ending balance as of June 27, 2020	9.7	(4.2)	2.4	7.9
Other comprehensive income (loss)	—	2.8	(2.5)	0.3
Ending balance as of July 3, 2021	$9.7	$(1.4)	$(0.1)	$8.2
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary. During each of fiscal 2021, 2020, and 2019, our income (loss) on defined benefit obligations is presented net of tax of $0.0 million, $0.2 million, and $0.2 million, respectively.
(3) In fiscal 2021, 2020 and 2019, our unrealized gain (loss) on available-for-sale securities is presented net of tax of $(0.5) million, $0.3 million and $0.2 million, respectively.
Note 14. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions.
The following table summarizes the activity of restructuring and related charges during the periods presented (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Balance as of beginning of period	$5.2	$14.6	$1.9
Charges	7.7	8.0	31.9
Payments	(7.2)	(17.4)	(19.2)
Balance as of end of period	$5.7	$5.2	$14.6
During fiscal 2021, we recorded restructuring and related charges of $7.7 million in our Consolidated Statements of Operations. The charges were mainly attributable to severance charges associated with the decision to cease manufacturing of certain products in San Jose, California, as well as other cost reduction measures taken across the Company impacting all regions.
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
Note 15. Impairment and Other Charges
Impairment Charges Associated with Exist of Product Lines
The following table summarizes the activity of impairment charges during the periods presented (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Impairment charges	$—	$4.3	$30.7
In the third quarter of fiscal 2019, we announced our plan to discontinue the development and manufacturing of Datacom transceiver modules which impacted the California and China based Datacom module teams. As a result of these actions, we recorded impairment charges of $4.3 million and $30.7 million in fiscal 2020 and 2019, respectively, related to our long-lived assets that were not deemed to be useful. While we expect strong growth in Datacom volumes in the future, gross margins at the transceiver market level are lower due to extreme competition. Following the Oclaro acquisition, we have a differentiated leadership position across a range of photonic chips on which the Datacom, wireless, and access markets critically rely.
In fiscal 2020 and 2019, we also recorded inventory and fixed asset write-down charges of $7.0 million and $20.8 million, respectively, related to the decision to exit the Datacom module and Lithium Niobate product lines in our cost of goods sold in

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our Consolidated Statements of Operations. Refer to “Note 5. Assets Held For Sale and Related Dispositions” for details on the exit from these product lines.
These actions do not qualify as discontinued operations for disclosure purposes as they do not represent a strategic shift having a major effect on an entity’s operations and financial results.
Other Losses on Property, Plant and Equipment
We recorded fixed assets losses, mainly attributable to the retirement and disposal of fixed assets, net of proceed received, and not associated with the exit from product lines. The impact of such losses on our results of operations by function during the periods presented was as follows (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Cost of sales	$9.3	$16.1	$2.2
Research and development	0.3	0.8	—
Selling, general and administrative (1)	(7.2)	0.6	—
	$2.4	$17.5	$2.2
(1) In fiscal year 2021, we made a decision to cease manufacturing of certain products at a manufacturing facility that we owned in San Jose, California. During the fourth quarter of fiscal 2021, we shut down the manufacturing site and sold the related land and building for $23.0 million and recognized a gain of $8.3 million, which was recorded as an offset to operating expenses.
Note 16. Income Taxes
Our income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Domestic	$314.9	$(33.1)	$(21.9)
Foreign	148.2	207.4	(11.4)
Income (loss) before income taxes	$463.1	$174.3	$(33.3)
Our income tax provision consisted of the following (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Federal:
Current	$30.5	$2.9	$13.8
Deferred	9.2	19.3	(0.1)
	39.7	22.2	13.7
State:
Current	1.7	0.1	0.1
Deferred	(0.3)	(0.4)	0.4
	1.4	(0.3)	0.5
Foreign:
Current	36.5	23.4	10.3
Deferred	(11.8)	(6.5)	(21.4)
	24.7	16.9	(11.1)
Total income tax provision	$65.8	$38.8	$3.1
The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate to our income before provision for income taxes as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Income tax (benefit) provision computed at federal statutory rate	$97.3	$36.6	$(7.0)
Foreign rate differential	(50.4)	(24.6)	(17.8)
Change in valuation allowance	45.4	13.4	7.4
Tax credits	(31.8)	(10.2)	(7.1)
Stock-based compensation	5.6	4.8	5.9
Subpart F and GILTI	42.1	22.9	13.4
Unrecognized tax benefits	(3.7)	(1.7)	4.8
Change in Non-US Statutory Tax Rates	(35.8)	(2.8)	—
Other	(2.9)	0.4	0.5
Audit settlement	—	—	3.0
Total income tax provision	$65.8	$38.8	$3.1

Effective tax rate	14.22%	22.26%	(9.31)%
Our provision for income taxes for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to income tax benefit from earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, which is offset by the tax expense from U.S. income inclusions from Subpart F and GILTI. Further our provision for income taxes includes an income tax benefit from various tax credits and non-U.S. statutory rate changes enacted during the year, offset by an income tax expense from non-deductible stock-based compensation as well as change in valuation allowance because it is not more-likely-than-not that certain deferred tax assets will be realizable in the future.
Our provision for income taxes for fiscal 2020 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and certain tax credits, which is offset by the tax expense from U.S. income inclusions from Subpart F and GILTI. Further our provision for income taxes includes an income tax expense from changes in our valuation allowance because it is not more-likely-than-not that certain deferred tax assets will be realized in the future.
Our provision for income taxes for fiscal 2019 differs from the 21% U.S. statutory rate primarily due to the income tax benefit of the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and tax credits, which is offset by the tax expense from U.S. income inclusions from Subpart F and GILTI.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	July 3, 2021	June 27, 2020
Gross deferred tax assets:
Intangibles	$92.0	$101.1
Tax credit carryforwards	75.3	67.8
Net operating loss carryforwards	172.7	129.8
Inventories	6.8	7.4
Accruals and reserves	10.6	13.1
Fixed assets	23.9	23.2
Capital loss carryforwards	12.6	11.5
Unclaimed research and experimental development expenditure	42.1	33.4
Stock-based compensation	5.1	3.6
Lease liabilities	16.3	17.7
Other	0.3	0.2
Gross deferred tax assets	457.7	408.8
Valuation allowance	(272.4)	(200.8)
Deferred tax assets	185.3	208.0
Gross deferred tax liabilities:
Intangible amortization	(59.6)	(68.5)
Convertible notes	(68.0)	(79.4)
Right-of-use assets	(19.6)	(21.3)
Other	(1.1)	(4.1)
Deferred tax liabilities	(148.3)	(173.3)
Total net deferred tax assets	$37.0	$34.7
We assess our ability to realize the deferred tax assets on a quarterly basis and establish a valuation allowance if the deferred tax assets are not more-likely-than-not to be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. For fiscal 2021, we continue to maintain a valuation allowance against certain deferred tax assets as, due to the weight of available negative evidence, it is not more-likely-than-not that such deferred tax assets will be realized in the future. Our valuation allowance is related to our California, Thailand, Canada, and UK deferred tax assets, and partial valuation allowance on our federal deferred tax asset related to foreign tax credits. In the event the Company determines that it will be able to realize all or part of the deferred tax assets in the future, the valuation allowance will be reversed in the period in which the Company makes such determination. Based on the information currently available, we do not believe that a significant portion of our valuation allowance for the U.S., California, Thailand, Canada, and UK will be released in the next 12 months. Such a release would result in the recognition of certain deferred tax assets and a decrease in the income tax expense for the period in which the release is recorded.
As of July 3, 2021, the Company had federal and foreign net operating loss carryforwards of $121.0 million and $583.3 million, respectively. These carryforwards will begin to expire in fiscal 2022. The federal and foreign tax attributes carried forward are subject to various rules which impose limitations on the utilization.
Additionally, the Company has federal, state, and foreign research and other tax credit carryforwards of $6.3 million, $47.0 million, and $45.2 million, respectively. The federal credits will begin to expire in the fiscal year ending 2033 and California credits can be carried forward indefinitely. The foreign tax credits began to expire in the fiscal year ending 2022.
Current U.S. tax law generally provides greater flexibility for us to access and utilize our cash held by certain of our foreign subsidiaries and we intend to repatriate all or some of the earnings of our subsidiaries in the Cayman Islands, Japan, and Hong Kong. As to all other foreign subsidiaries, we intend to reinvest these earnings indefinitely in our foreign subsidiaries. As a result, U.S. income and foreign withholding taxes associated with the repatriation of $18.3 million of earnings from our

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foreign subsidiaries, other than the Cayman Islands, Japan, and Hong Kong subsidiaries, have not been provided for. We estimate that an additional $1.0 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S. and such withholding taxes may be available as foreign tax credit or deduction to reduce U.S. tax liability.
The aggregate changes in the balance of our unrecognized tax benefits between June 29, 2019 and July 3, 2021 are as follows (in millions):

Balance at June 29, 2019	$58.0
Decreases based on the tax positions related to the prior year	(8.2)
Decreases related to settlement with Tax Authorities	(2.0)
Additions based on tax positions related to current year	7.7
Balance at June 27, 2020	$55.5
Increases based on tax positions related to prior year	6.8
Decreases based on tax positions related to prior year	(1.6)
Decreases related to Statute of Limitations	(5.1)
Additions based on tax positions related to current year	6.5
Balance at July 3, 2021	$62.1
As of July 3, 2021, we had $23.0 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Although it is possible that certain tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within next 12 months. However, we believe that we have adequately provided under GAAP for potential audit outcomes. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to be $3.8 million over the next 12 months.
The Company has obtained the tax holiday related to certain business activities but to date, has not met the requirements to obtain the benefits of the tax holiday. Accordingly, the earned income is subject to normal Thailand statutory tax rates.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 3, 2021 and June 27, 2020 were $1.4 million and $1.4 million, respectively.
The major tax jurisdictions where we file tax returns are the U.S. federal government, the state of California, Japan, the United Kingdom, Thailand, China and Canada. As of July 3, 2021, our fiscal 2011 to 2021 tax returns are open to potential examination in one or more jurisdictions. In addition, certain net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits.
Note 17. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of July 3, 2021, we had 2.0 million shares subject to restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”).
Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of these grants is based on the closing market.
As of July 3, 2021, 2.3 million shares of common stock under the 2015 Plan were available for grant.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Replacement Awards
In connection with the acquisition of Oclaro, we issued equity awards to Oclaro employees (“replacement awards”) in exchange for their Oclaro equity awards. As of July 3, 2021, we had 0.1 million of unvested shares subject to restricted stock units under the replacement awards.
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
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.6 million shares remained available for issuance as of July 3, 2021.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function during the periods presented was as follows (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Cost of sales	$19.2	$16.1	$15.1
Research and development	19.5	15.9	13.8
Selling, general and administrative	54.2	41.2	41.8
	$92.9	$73.2	$70.7
Total income tax benefit associated with stock-based compensation recognized in our Consolidated Statements of Operations during the years presented was as follows (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Income tax benefit associated with stock-based compensation	$14.6	$10.6	$8.9
Approximately $4.6 million and $3.6 million of stock-based compensation was capitalized to inventory as of July 3, 2021 and June 27, 2020, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 3, 2021, $129.8 million of stock-based compensation cost related to awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.7 years.
In fiscal 2019, in connection with the acquisition of Oclaro, we accelerated certain equity awards for Oclaro employees. The total stock-based compensation expense associated with the acceleration of equity awards was $15.2 million, of which $10.0 million was settled in cash in our second quarter of fiscal 2019. Refer to “Note 4. Business Combinations.”
Stock Award Activity
As of July 3, 2021, there were less than 0.05 million stock options outstanding under the 2015 Plan, all of which were replacement awards issued in connection with the Oclaro acquisition.
The following table summarizes our awards activity in fiscal 2021, 2020, and 2019 (in millions, except per share amounts):

	Restricted Stock Units		Restricted Stock Awards		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 30, 2018	1.7	$43.1	0.1	$32.5	0.1	$52.0
Assumed in Oclaro merger	1.0	41.8	—	—	—	—
Granted	1.0	60.3	—	—	0.2	55.9
Vested/Exercised	(1.0)	41.5	(0.1)	32.5	(0.1)	49.0
Canceled	(0.5)	50.2	—	32.8	—	53.8
Balance as of June 29, 2019	2.2	$52.4	—	$32.5	0.2	$56.0
Granted	1.1	60.3	—	—	0.2	61.9
Vested/Exercised	(1.2)	52.1	—	32.4	(0.1)	54.7
Canceled	(0.2)	52.3	—	—	—	57.3
Balance as of June 27, 2020	1.9	$56.6	—	$—	0.3	$60.6
Granted	1.2	86.6	—	—	0.2	86.7
Vested/Exercised	(1.1)	56.5	—	—	(0.2)	57.8
Canceled	(0.2)	67.1	—	—	—	70.0
Balance as of July 3, 2021	1.8	$76.0	—	$—	0.3	$75.7
A summary of awards available for grant for fiscal 2021, 2020 and 2019 is as follows (in millions):

Awards Available for Grant
Balance as of June 30, 2018	5.6
Granted	(1.2)
Canceled	0.3
Balance as of June 29, 2019	4.7
Granted	(1.3)
Canceled	0.1
Balance as of June 27, 2020	3.5
Granted	(1.4)
Canceled	0.2
Balance as of July 3, 2021	2.3

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for fiscal 2021, 2020 and 2019 was $4.6 million, $3.5 million, and $3.6 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During fiscal 2021, 2020, and 2019, there were 0.2 million, 0.2 million, and 0.3 million shares issued to employees through the 2015 Purchase Plan.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the 2015 Purchase Plan shares during the periods presented were as follows:

	July 3, 2021	June 27, 2020
Expected term (years)	0.5	0.5
Expected volatility	46.6%	56.0%
Risk-free interest rate	0.07%	0.87%
Dividend yield	—%	—%
Repurchase and Retirement of Common Stock
In December 2019, concurrently with the issuance of the 2026 Notes, we repurchased 2.9 million shares of our common stock in privately negotiated transactions at an average price of $69.68 per share for an aggregate purchase price of $200.0 million. These shares were retired immediately.
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. The buyback program is authorized for 2 years but may be suspended or terminated by the board of directors at any time. In the fiscal fourth quarter of 2021, we repurchased 3.1 million shares of our common stock at an average price of $77.84 per share for an aggregate purchase price of $241.0 million. These shares were retired immediately. We recorded the $241.0 million aggregate purchase price as a reduction of retained earnings.
Note 18. Employee Retirement Plans
Defined Contribution Plans
In the United States, the Company sponsors the Lumentum 401(k) Retirement Plan (the “401(k) Plan”), a defined contribution plan under the Employee Retirement Income Security Act of 1974 (“ERISA”), which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $19,500 (or $26,000 for employees over 50 years of age) in calendar year 2020 as set by the Internal Revenue Service. Employees are eligible for matching contributions after completing 180 days of service. The Company’s match is contributed on a per-pay-period basis and is based on employees’ before-tax contributions and compensation each pay period. All matching contributions are made in cash and vest immediately under the 401(k) Plan. In fiscal 2021, 2020, and 2019, our contribution expense to the 401(k) Plan was $3.5 million, $3.8 million, and $3.7 million, respectively.
We also have defined contribution plans in most of the other countries in which we operate, either as required by statutory law or as provided by the Company’s supplemental offering. Our contribution expense to all defined contribution plans outside the United States were $8.3 million, $6.7 million, and $4.8 million for fiscal years 2021, 2020, and 2019, respectively.
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
We account for our defined benefit obligations in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost principally using actuarial valuations provided by third-party actuaries. As of July 3, 2021, our projected benefit obligations, net, in Japan, Switzerland, and Thailand were $2.9 million, $4.8 million, and $3.1 million,

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. They were recorded in our Consolidated Balance Sheets as other non-current liabilities and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
As of July 3, 2021, the defined benefit plan in Switzerland was partially funded, while the defined benefit plans in Japan and Thailand were unfunded.
The change in the benefit obligations of pension plans in Japan, Switzerland, and Thailand, and the change in plan assets in Switzerland were as follows (in millions):

	July 3, 2021	June 27, 2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$20.9	$16.1
Service cost	2.0	3.5
Interest cost	0.1	0.2
Plan participants’ contributions	0.5	0.5
Actuarial (gains) losses	(1.2)	0.9
Benefits paid	(1.7)	(0.7)
Foreign exchange impact	—	0.4
Benefit obligation at end of year	$20.6	$20.9

Change in plan assets:
Fair value of plan assets at beginning of year	$9.1	$8.3
Actual return on plan assets	1.2	—
Employer contribution	0.5	0.6
Plan participants’ contribution	0.5	0.6
Benefits paid	(1.5)	(0.7)
Foreign exchange impact	—	0.3
Fair value of plan assets at end of year	$9.8	$9.1

Funded status (1)	$(10.8)	$(11.8)

Changes in benefit obligations and plan assets recognized in other comprehensive income:
Prior service cost	$0.1	$—
Amortization of accumulated net actuarial gain (loss)	(0.4)	(0.3)
Net actuarial (gain) loss	(2.2)	1.2
Loss recognized due to settlement	(0.3)	—
	$(2.8)	$0.9

Accumulated benefit obligation	$16.5	$17.8
(1) As of July 3, 2021 and June 27, 2020, $10.8 million and $11.8 million were recorded in other non-current liabilities on our Consolidated Balance Sheets, respectively, to account for the PBO. Refer to “Note 8. Balance Sheet Details” in the Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension costs in Japan, Switzerland, and Thailand include the following components for the periods presented (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Service cost	$2.0	$3.5	$1.2
Interest cost	0.1	0.2	0.1
Amortization of prior service cost	(0.1)	—	—
Expected return on plan assets	(0.3)	(0.3)	(0.3)
Amortization of net loss	0.3	0.3	0.1
Settlement losses	0.3	—	—
Net periodic pension cost	$2.3	$3.7	$1.1
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
The following table summarizes the weighted-average assumptions used to determine net periodic cost and benefit obligation for our defined benefit plans in Japan, Switzerland, and Thailand:

	Years Ended
	July 3, 2021	June 27, 2020
Assumptions used to determine net periodic cost:
Discount rate	0.6%	0.8%
Expected long-term return on plan assets	2.7%	3.2%
Salary increase rate	3.4%	4.1%
Assumptions used to determine benefit obligation at end of year:
Discount rate	0.7%	0.4%
Salary increase rate	2.9%	2.7%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan assets of our defined benefit plan in Switzerland at fair value and the percentage of assets allocations as of July 3, 2021 and June 27, 2020 (in millions, except percentage data):

				Fair Value Measurement as of July 3, 2021
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	31%	$3.0	30%	$—	$3.0
Fixed income	31%	3.0	29%	—	3.0
Alternative investment	15%	1.5	18%	—	1.5
Cash	1%	0.1	1%	0.1	—
Other assets	22%	2.2	22%	—	2.2
Total Assets	100%	$9.8	100%	$0.1	$9.7

				Fair Value Measurement as of June 27, 2020
	Target Allocation	Total	Percentage of Plan Asset	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	29%	$2.6	28%	$—	$2.6
Fixed income	33%	3.0	30%	—	3.0
Alternative investment	16%	1.5	21%	—	1.5
Cash	2%	0.2	1%	0.2	—
Other assets	20%	1.8	20%	—	1.8
Total Assets	100%	$9.1	100%	$0.2	$8.9
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Benefit Payments
We estimate our expected benefit payments to participants in the defined benefit pension plans based on the same assumptions used to measure our PBO at year-end which includes benefits attributable to estimated future compensation increases.
The following benefit payments are estimated to be paid from our defined benefit pension plans (in millions):

Fiscal Years	Total
2022	$1.0
2023	0.8
2024	0.7
2025	1.0
2026	0.8
Next five years	6.0
We expect to contribute $1.0 million to our defined benefit pension plans in fiscal 2022.
Note 19. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $224.5 million as of July 3, 2021, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
The following table presents the changes in our warranty reserve during the periods presented (in millions):

	Years Ended
	July 3, 2021	June 27, 2020
Balance as of beginning of period	$5.0	$7.5
Provision for warranty	7.1	2.9
Utilization of reserve	(7.1)	(5.4)
Balance as of end of period	$5.0	$5.0

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of July 3, 2021, we did not have any material indemnification claims that were probable or reasonably possible.
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
OpComms
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed Datacom transceivers.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Net revenue:
OpComms	$1,620.7	$1,515.1	$1,370.2
Lasers	122.1	163.5	195.1
Net revenue	$1,742.8	$1,678.6	$1,565.3
Gross profit:
OpComms	$830.2	$704.0	$534.1
Lasers	57.3	76.2	84.4
Total segment gross profit	887.5	780.2	618.5
Unallocated corporate items:
Stock-based compensation	(19.2)	(16.1)	(15.1)
Amortization of acquired intangibles	(61.7)	(53.8)	(46.6)
Amortization of inventory fair value adjustments	—	(5.8)	(54.6)
Inventory and fixed asset write down due to product line exits (1)	(0.4)	(7.0)	(20.8)
Integration related costs	—	(4.9)	(6.6)
Other charges (2)	(23.1)	(42.4)	(48.9)
Gross profit	$783.1	$650.2	$425.9
(1) In fiscal 2021, 2020 and 2019, we recorded inventory and fixed assets write down charges of $0.4 million, $7.0 million and $20.8 million related to the decision to exit the Datacom module and Lithium Niobate product lines.
(2) “Other charges” of unallocated corporate items for the year ended July 3, 2021 and June 27, 2020, primarily include costs of transferring product lines to new production facilities, including Thailand of $6.9 million and $11.5 million, respectively. We also incurred excess and obsolete inventory charges of $7.7 million and $12.8 million driven by the decline in demand from Huawei during the year ended July 3, 2021 and June 27, 2020, respectively. In addition, for

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the year ended July 3, 2021 and June 27, 2020, we incurred $5.0 million and $6.2 million impairment charges associated with excess capacity related to our Fiber laser business, respectively. Other charges for the year ended June 29, 2019, primarily include costs of transferring product lines to Thailand of $45.8 million.
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

	Years Ended
	July 3, 2021		June 27, 2020		June 29, 2019
OpComms:
Telecom and Datacom	$1,059.7	60.8%	$1,021.8	60.9%	$952.9	60.8%
Consumer and Industrial	561.0	32.2%	493.3	29.4%	417.3	26.7%
Total OpComms	$1,620.7	93.0%	$1,515.1	90.3%	$1,370.2	87.5%
Lasers	122.1	7.0%	163.5	9.7%	195.1	12.5%
Net Revenue	$1,742.8		$1,678.6		$1,565.3
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

	Years Ended
	July 3, 2021		June 27, 2020		June 29, 2019
Net revenue:
Americas:
United States	$133.4	7.7%	$149.8	8.9%	$100.9	6.4%
Mexico	134.8	7.7	122.8	7.3	214.9	13.7
Other Americas	12.1	0.7	5.5	0.3	4.3	0.3
Total Americas	$280.3	16.1%	$278.1	16.5%	$320.1	20.4%

Asia-Pacific:
Hong Kong	$546.3	31.3%	$532.0	31.8%	$387.9	24.8%
Philippines	148.6	8.5	56.3	3.4	52.2	3.3
South Korea	240.0	13.8	260.9	15.5	162.4	10.4
Japan	114.7	6.6	137.9	8.2	176.0	11.2
Other Asia-Pacific	272.7	15.7	289.7	17.2	303.9	19.4
Total Asia-Pacific	$1,322.3	75.9%	$1,276.8	76.1%	$1,082.4	69.1%

EMEA	$140.2	8.0%	$123.7	7.4%	$162.8	10.5%

Total net revenue	$1,742.8		$1,678.6		$1,565.3
During fiscal 2021 compared to fiscal 2020, our net revenue from the Philippines grew due to an introduction of a new product to one of our large customers.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended July 3, 2021, June 27, 2020, and June 29, 2019, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Customer A	30.2%	26.0%	21.0%
Customer B	10.8%	13.2%	15.2%
Customer C	10.1	*	13.7%
*Represents less than 10% of total net revenue.
Our accounts receivable was concentrated with two customers as of July 3, 2021, which individually represented 17% and 14% of gross accounts receivable, respectively, and collectively accounted for 31% of the total gross accounts receivable, compared with one customer as of June 27, 2020, who represented 14% of gross accounts receivable, respectively.
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	July 3, 2021	June 27, 2020

Thailand	$103.9	$122.6
United States	116.7	139.1
China	41.3	43.2
Japan	36.4	32.3
Other countries	62.8	55.8
Total long-lived assets	$361.1	$393.0
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During fiscal 2021, 2020, and 2019, our total net inventory purchases from contract manufacturers represented approximately 40%, 39%, and 46% of our total cost of sales, respectively. During fiscal 2021, 2020, and 2019, our net inventory purchases, which represented 10% or greater of total net purchases, were concentrated with two, two and three contract manufacturers, respectively.
Note 21. Quarterly Financial Information (Unaudited)
The following table presents our quarterly Consolidated Statements of Operations for fiscal 2021 and 2020 (in millions, except per share data):

	July 3, 2021	April 3, 2021 (1)	December 26, 2020	September 26, 2020	June 27, 2020	March 28, 2020	December 28, 2019	September 28, 2019
Net revenue	$392.1	$419.5	$478.8	$452.4	$368.1	$402.8	$457.8	$449.9
Cost of sales	213.4	218.7	234.2	231.7	217.4	231.2	256.3	269.7
Amortization of acquired developed intangibles	15.9	15.8	15.0	15.0	15.0	13.9	12.4	12.5
Gross profit	162.8	185.0	229.6	205.7	135.7	157.7	189.1	167.7
Operating expenses:
Research and development	54.1	57.2	52.8	50.4	49.0	48.7	51.0	49.9
Selling, general and administrative	58.3	65.5	61.3	56.3	54.8	61.3	62.4	56.7
Restructuring and related charges	4.6	2.9	0.2	—	3.1	2.7	0.9	1.3

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger termination fee and related costs, net	—	(207.5)	—	—	—	—	—	—
Impairment charges	—	—	—	—	1.8	2.5	—	—
Total operating expenses	117.0	(81.9)	114.3	106.7	108.7	115.2	114.3	107.9
Income from operations	45.8	266.9	115.3	99.0	27.0	42.5	74.8	59.8
Interest expense	(18.0)	(16.4)	(16.3)	(16.0)	(15.9)	(15.6)	(18.3)	(11.4)
Other income (expense), net	0.7	2.4	(0.9)	0.6	3.5	21.7	1.2	5.0
Income before income taxes	28.5	252.9	98.1	83.6	14.6	48.6	57.7	53.4
Provision for income taxes	7.0	27.4	14.9	16.5	19.2	5.2	8.6	5.8
Net income (loss)	$21.5	$225.5	$83.2	$67.1	$(4.6)	$43.4	$49.1	$47.6

Net income (loss) attributable to common stockholders - Basic and Diluted	$21.5	$225.5	$83.2	$67.1	$(4.6)	$43.4	$49.1	$47.6

Net income (loss) per share attributable to common stockholders:
Basic	$0.29	$2.97	$1.10	$0.89	$(0.06)	$0.58	$0.64	$0.62
Diluted	$0.28	$2.85	$1.06	$0.86	$(0.06)	$0.56	$0.63	$0.61
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	74.8	75.8	75.6	75.3	75.0	74.8	76.8	76.9
Diluted	77.5	79.2	78.4	78.2	75.0	77.5	78.0	77.6
(1) In March 2021, Coherent terminated the merger agreement and paid Lumentum a termination fee of $217.6 million in accordance with the merger agreement. This gain was offset by $10.1 million of acquisition related expenses and the net amount is presented as “merger termination fee and related costs, net” in our Consolidated Statement of Operations for the three and twelve months ended July 3, 2021.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 3, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of July 3, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of July 3, 2021.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While the COVID-19 pandemic has resulted in many of our employees working remotely, our internal controls over financial reporting is not impacted.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lumentum Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lumentum Holdings Inc.  and subsidiaries (the “Company”) as of July 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 3, 2021, of the Company and our report dated August 30, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 30, 2021

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2021 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.
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

LUMENTUM HOLDINGS INC.
FINANCIAL STATEMENT SCHEDULES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at Beginning of Period	Assumed in Oclaro Acquisition	Increase (decrease) in Consolidated Statements of Operations	Write Offs and Other Adjustments	Balance at End of Period
Allowance for credit losses:
Fiscal year ended July 3, 2021	$1.8	$—	$0.2	$(1.6)	$0.4
Fiscal year ended June 27, 2020	$4.5	$—	$0.1	$(2.8)	$1.8
Fiscal year ended June 29, 2019	$2.6	$3.3	$(0.2)	$(1.2)	$4.5

	(in millions)
	Balance at Beginning of Period	Additions Charged to Costs/Expenses [1]	Deductions Credited to Costs/Expenses [2]	Balance at End of Period
Deferred tax valuation allowance:
Fiscal year ended July 3, 2021	$200.8	$68.7	$—	$269.5
Fiscal year ended June 27, 2020 [3]	$190.3	$12.7	$(2.2)	$200.8
Fiscal year ended June 29, 2019 [3]	$99.4	$93.5	$(2.6)	$190.3
(1) Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments to deferred taxes.
(2) Net deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments to deferred taxes.
(3) Certain prior period amounts have been reclassified to conform to current year presentation on a jurisdiction by jurisdiction basis.
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.1	Agreement and Plan of Merger, dated as of March 11, 2018, by and among Lumentum Holdings Inc., Oclaro, Inc., Prota Merger Sub, Inc. and Prota Merger, LLC	8-K	2.1	3/12/2018
2.2	Agreement and Plan of Merger, dated as of January 18, 2021, by and among Lumentum Holdings Inc., Coherent, Inc., Cheetah Acquisition Sub, Inc. and Cheetah Acquisition Sub LLC.	8-K	2.1	1/19/2021
2.3	Amended and Restated Agreement and Plan of Merger, dated as of March 9, 2021, by and among Lumentum Holdings Inc., Coherent, Inc., Cheetah Acquisition Sub, Inc. and Cheetah Acquisition Sub LLC.	8-K	2.2	3/10/2021
2.4	Separation and Distribution Agreement	8-K	2.2	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015

4.1	Indenture, dated March 8, 2017, between Lumentum Holdings Inc. and U.S. Bank National Association	8-K	4.1	3/9/2017
4.2	Form of 0.250% Convertible Senior Notes due 2024 (included in Exhibit 4.2)	8-K	4.2	3/9/2017
4.3	Description of Capital Stock	10-K	4.4	8/27/2019
4.4	Indenture, dated December 12, 2019, between Lumentum Holdings Inc. and U.S. Bank National Association.	8-K	4.1	12/12/2019
4.5	Form of 0.50% Convertible Senior Note due 2026 (included in Exhibit 4.4).	8-K	4.2	12/12/2019
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4	2015 Equity Incentive Plan as amended	8-K	10.2	11/9/2016
10.5	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Executive Officer Performance-Based Incentive Plan	8-K	10.3	11/9/2016
10.7	Change in Control and Severance Benefits Plan, effective May 8, 2018	10-K	10.6	8/28/2018
10.8*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.9*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.10*	Offer Letter, by and between the Registrant and Wajid Ali, dated as of January 11, 2019	10-Q	10.1	5/7/2019
10.11	Real Estate Purchase and Sale Agreement between MNCVAD-Graymark Ridder Park LLC and Lumentum Operations LLC, dated May 7, 2019	10-K	10.15	8/27/2019
10.12	Commitment Letter, dated as of January 18, 2021, by and among Lumentum Holdings Inc., Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch.	8-K	10.1	1/19/2021
10.13	Amended and Restated Commitment Letter, dated as of March 9, 2021, by and among Lumentum Holdings Inc., Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch.	8-K	10.1	3/10/2021
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	The following financial information from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended July 3, 2021, June 27, 2020 and June 29, 2019; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended July 3, 2021, June 27, 2020 and June 29, 2019; (iii) Consolidated Balance Sheets as of July 3, 2021 and June 27, 2020; (iv) Consolidated Statements of Cash Flows for the fiscal years ended July 3, 2021, June 27, 2020 and June 29, 2019; (v) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the fiscal years ended July 3, 2021, June 27, 2020 and June 29, 2019; and (vi) Notes to the Consolidated Financial Statements	X
104	The cover page from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021, formatted in Inline XBRL (included as Exhibit 101).	X
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

Date:	August 30, 2021	LUMENTUM HOLDINGS INC.

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

Signature	Title	Date

/s/ ALAN LOWE	President, Chief Executive Officer and Director (principal executive officer)	August 30, 2021
Alan Lowe

/s/ WAJID ALI	Executive Vice President, Chief Financial Officer (principal financial officer)	August 30, 2021
Wajid Ali

/s/ MATTHEW SEPE	Chief Accounting Officer (principal accounting officer)	August 30, 2021
Matthew Sepe

/s/ HAROLD COVERT	Director	August 30, 2021
Harold Covert

/s/ JULIE JOHNSON	Director	August 30, 2021
Julie Johnson

/s/ PENELOPE HERSCHER	Director	August 30, 2021
Penelope Herscher

/s/ BRIAN LILLIE	Director	August 30, 2021
Brian Lillie

/s/ IAN SMALL	Director	August 30, 2021
Ian Small

/s/ JANET WONG	Director	August 30, 2021
Janet Wong

/s/ ISAAC HARRIS	Director	August 30, 2021
Isaac Harris