Form 10-Q
period 2021-10-02
Lumentum Holdings Inc.
filed 2021-11-04
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, the Registrant had 72.3 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	October 2, 2021	September 26, 2020
Net revenue	$448.4	$452.4
Cost of sales	200.4	231.7
Amortization of acquired developed intangibles	15.8	15.0
Gross profit	232.2	205.7
Operating expenses:
Research and development	54.1	50.4
Selling, general and administrative	63.3	56.3
Restructuring and related charges	(1.1)	—
Total operating expenses	116.3	106.7
Income from operations	115.9	99.0
Interest expense	(16.9)	(16.0)
Other income, net	0.6	0.6
Income before income taxes	99.6	83.6
Provision for income taxes	18.1	16.5
Net income	$81.5	$67.1

Net income per share:
Basic	$1.12	$0.89
Diluted	$1.08	$0.86

Shares used to compute net income per share:
Basic	72.7	75.3
Diluted	75.4	78.2

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 2, 2021	September 26, 2020
Net income	$81.5	$67.1
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities	0.3	(1.5)
Other comprehensive income (loss), net of tax	0.3	(1.5)
Comprehensive income, net of tax	$81.8	$65.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(Unaudited)

	October 2, 2021	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$611.0	$774.3
Short-term investments	1,273.6	1,171.7
Accounts receivable, net	263.2	212.8
Inventories	207.0	196.4
Prepayments and other current assets	68.2	81.6
Total current assets	2,423.0	2,436.8
Property, plant and equipment, net	353.2	361.1
Operating lease right-of-use assets, net	75.2	67.4
Goodwill	368.9	368.9
Other intangible assets, net	219.8	241.2
Deferred tax asset	72.9	72.9
Other non-current assets	6.0	3.3
Total assets	$3,519.0	$3,551.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101.6	$116.9
Accrued payroll and related expenses	42.9	54.3
Accrued expenses	40.4	33.1
Convertible notes, current	395.8	390.7
Operating lease liabilities, current	11.7	11.8
Other current liabilities	19.3	57.8
Total current liabilities	611.7	664.6
Convertible notes, non-current	800.0	789.8
Operating lease liabilities, non-current	57.5	47.6
Deferred tax liability	35.5	35.9
Other non-current liabilities	42.9	40.9
Total liabilities	1,547.6	1,578.8
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 72.3 and 73.0 shares issued and outstanding as of October 2, 2021 and July 3, 2021, respectively	0.1	0.1
Additional paid-in capital	1,752.1	1,743.6
Retained earnings	210.7	220.9
Accumulated other comprehensive income	8.5	8.2
Total stockholders’ equity	1,971.4	1,972.8
Total liabilities and stockholders’ equity	$3,519.0	$3,551.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of July 3, 2021	73.0	$0.1	$1,743.6	$220.9	$8.2	$1,972.8
Net income	—	—	—	81.5	—	81.5
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(16.6)	—	—	(16.6)
Repurchases of common stock	(1.1)			(91.7)		(91.7)
Stock-based compensation	—	—	25.1	—	—	25.1
Balance as of October 2, 2021	72.3	$0.1	$1,752.1	$210.7	$8.5	$1,971.4

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 27, 2020	75.1	$0.1	$1,676.6	$64.6	$7.9	$1,749.2
Net income	—	—	—	67.1	—	67.1
Other comprehensive loss	—	—	—	—	(1.5)	(1.5)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(19.1)	—	—	(19.1)
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	20.3	—	—	20.3
Balance as of September 26, 2020	75.5	$0.1	$1,677.9	$131.7	$6.4	$1,816.1

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 2, 2021	September 26, 2020
OPERATING ACTIVITIES:
Net income	$81.5	$67.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	20.4	23.8
Stock-based compensation	24.8	19.5
Amortization of acquired intangibles	21.4	20.7
(Gain) loss on sales and dispositions of property, plant and equipment	(5.3)	0.9
Amortization of debt discount and debt issuance costs	15.3	14.4
Other non-cash expense	3.3	1.0
Changes in operating assets and liabilities:
Accounts receivable	(50.4)	(30.3)
Inventories	(10.3)	(22.9)
Operating lease right-of-use assets, net	(7.8)	4.0
Prepayments and other current and non-currents assets	(3.9)	(7.7)
Income taxes, net	(18.1)	14.4
Accounts payable	(10.5)	(5.4)
Accrued payroll and related expenses	(11.4)	(9.5)
Operating lease liabilities	9.8	(1.6)
Accrued expenses and other current and non-current liabilities	3.1	16.3
Net cash provided by operating activities	61.9	104.7
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(17.9)	(26.3)
Proceeds from sale of product lines	—	0.5
Purchases of short-term investments	(255.9)	(491.5)
Proceeds from maturities and sales of short-term investments	151.0	403.3
Proceeds from the sales of property, plant and equipment	5.9	—
Net cash used in investing activities	(116.9)	(114.0)
FINANCING ACTIVITIES:
Repurchase of common stock	(91.7)	—
Payment of withholding taxes related to net share settlement of restricted stock units	(16.6)	(19.1)
Principal payments on finance leases	—	(0.2)
Proceeds from the exercise of stock options	—	0.1
Net cash used in financing activities	(108.3)	(19.2)
Decrease in cash and cash equivalents	(163.3)	(28.5)
Cash and cash equivalents at beginning of period	774.3	298.0
Cash and cash equivalents at end of period	$611.0	$269.5

Supplemental disclosure of cash flow information:
Cash paid for taxes	$36.3	$2.0
Cash paid for interest	0.6	0.6
Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$5.8	$11.1
Repurchase of common stock pending settlement	5.1	—
Right-of-use assets obtained in exchange for new operating lease liabilities	10.5	—
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Operating results for the quarter ended October 2, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2022. In the opinion of the Company’s management, the information presented herein reflects all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows.
Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation and goodwill.
The COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which has disrupted and harmed, and may continue to disrupt and harm, our business, financial condition, and results of operations. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the outbreak, duration of local, state and federal issued public health orders in each jurisdiction where we operate or in which our customers and suppliers operate, impact on our customers and our sales cycles, impact on our supply chain and manufacturing partners, impact on our employees and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and cannot be predicted. We assessed the potential impact that this pandemic has on our estimates as of October 2, 2021 and determined that there were no material impacts.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2022 is a 52-week year ending on July 2, 2022, with the quarter ended October 2, 2021 being a 13-week quarterly period. Our fiscal 2021 was a 53-week year that ended on July 3, 2021, with the quarter ended September 26, 2020 being a 13-week quarterly period.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounting Policies
The condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2021. There have been no significant changes to our accounting policies during the three months ended October 2, 2021.

Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for us at the beginning of fiscal year 2022, including interim periods within that reporting period. We adopted ASU 2019-12 in our first quarter of fiscal year 2022 on a prospective basis with no material impact to our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is effective for us in our first quarter of fiscal year 2023. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended
	October 2, 2021	September 26, 2020
Numerator:
Net income - basic and diluted	$81.5	$67.1

Denominator:
Weighted average common shares outstanding - basic	72.7	75.3
Effect of dilutive securities from stock-based benefit plans	0.6	0.9
Shares issuable assuming conversion of the 2024 Notes	2.1	2.0
Weighted average common shares outstanding - diluted	75.4	78.2

Net income per share:
Basic	$1.12	$0.89
Diluted	$1.08	$0.86

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
•The 2026 Notes (as defined in Note 9) will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $99.29.
•The potentially dilutive shares resulting from the 2024 Notes (as defined in Note 9) were included in the calculation of diluted income per share for the three months ended October 2, 2021 and September 26, 2020, respectively, since the average price of our common stock exceeded the conversion price of $60.62 in both periods.
Anti-dilutive potential shares are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were 0.4 million and 0.5 million shares for the three months ended October 2, 2021 and September 26, 2020, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 2, 2021:
Cash	$196.1	$—	$—	$196.1
Cash equivalents:
Money market funds	204.7	—	—	204.7
U.S. Treasury securities	210.2	—	—	210.2
Total cash and cash equivalents	$611.0	$—	$—	$611.0
Short-term investments:
Certificates of deposit	$28.5	$—	$—	$28.5
Commercial paper	124.8	—	—	124.8
Corporate debt securities	671.3	0.3	(0.2)	671.4
Municipal bonds	2.0	—	—	2.0
U.S. Agency securities	28.2	—	—	28.2
U.S. Treasury securities	418.6	0.1	—	418.7
Total short-term investments	$1,273.4	$0.4	$(0.2)	$1,273.6

July 3, 2021:
Cash	$128.3	$—	$—	$128.3
Cash equivalents:
Commercial paper	7.5	—	—	7.5
Corporate debt securities	7.0	—	—	7.0
Money market funds	631.5	—	—	631.5
Total cash and cash equivalents	$774.3	$—	$—	$774.3
Short-term investments:
Certificates of deposit	$28.5	$—	$—	$28.5
Commercial paper	136.7	—	—	136.7
Corporate debt securities	626.0	0.3	(0.4)	625.9
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	29.3	—	—	29.3
U.S. Treasury securities	350.3	—	—	350.3
Total short-term investments	$1,171.8	$0.3	$(0.4)	$1,171.7
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended October 2, 2021 and September 26, 2020, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three months ended October 2, 2021 and September 26, 2020, our other income (expense), net was $0.6 million and $0.6 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $0.6 million and $2.4 million, respectively. As of October 2, 2021 and July 3, 2021, we recorded interest receivable of $4.1 million and $4.1 million, respectively, in prepayments and other current assets within the Consolidated Balance Sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented as there were no such losses.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of October 2, 2021 and July 3, 2021, the Company does not have any cash equivalents and short-term investments that have been in a continuous unrealized gain or loss position for more than 12 months as of the periods presented. The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in millions):

	Fair Value	Unrealized Losses
October 2, 2021:
Commercial paper	$24.5	$—
Corporate debt securities	329.6	(0.2)
Municipal bonds	1.0	—
U.S. government bonds	338.2	—
Total	$693.3	$(0.2)

July 3, 2021:
U.S. Agency securities	$28.3	$—
Certificates of deposit	6.0	—
Commercial paper	43.0	—
Corporate debt securities	432.3	(0.4)
Municipal bonds	1.0	—
U.S. government bonds	106.9	—
Total	$617.5	$(0.4)
The following table classifies our short-term investments by contractual maturities (in millions):

	October 2, 2021		July 3, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$714.3	$714.5	$587.0	$587.1
Due in 1 year through 5 years	559.1	559.1	584.8	584.6
	$1,273.4	$1,273.6	$1,171.8	$1,171.7
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
October 2, 2021: (1)
Assets:
Cash equivalents:
Money market funds	$204.7	$—	$—	$204.7
U.S. Treasury securities	210.2	—	—	210.2
Short-term investments:
Certificates of deposit	—	28.5	—	28.5
Commercial paper	—	124.8	—	124.8
Asset-backed securities	—	—	—	—
Corporate debt securities	—	671.4	—	671.4
Municipal bonds	—	2.0	—	2.0
Mortgage-backed securities	—	—	—	—
Foreign government bonds	—	—	—	—
U.S. Agency securities	—	28.2	—	28.2
U.S. Treasury securities	418.7	—	—	418.7
Total assets	$833.6	$854.9	$—	$1,688.5
(1) Excludes $196.1 million in cash held in our bank accounts as of October 2, 2021.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
July 3, 2021: (1)
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
The carrying amounts and estimated fair values of the 2026 Notes and the 2024 Notes are as follows for the periods presented (in millions):

	October 2, 2021		July 3, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 Notes	800.0	$1,151.3	$789.8	$1,146.1
2024 Notes	395.8	670.8	390.7	669.3
	$1,195.8	$1,822.1	$1,180.5	$1,815.4
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of October 2, 2021 and July 3, 2021, the allowance for credit losses on our trade receivables was $0.3 million and $0.4 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	October 2, 2021	July 3, 2021
Raw materials and purchased parts	$64.5	$64.4
Work in process	85.4	79.0
Finished goods	57.1	53.0
Inventories	$207.0	$196.4
Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	October 2, 2021	July 3, 2021
Operating lease right-of-use assets	$97.8	$87.3
Less: accumulated amortization	(22.6)	(19.9)
Operating lease right-of-use assets, net	$75.2	$67.4
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	October 2, 2021	July 3, 2021
Land	$40.9	$38.2
Buildings and improvement	93.6	92.7
Machinery and equipment	501.2	498.3
Computer equipment and software	29.5	28.6
Furniture and fixtures	8.8	8.8
Leasehold improvements	34.0	33.9
Finance lease right-of-use assets	28.1	28.1
Construction in progress	39.5	43.4
	775.6	772.0
Less: Accumulated depreciation	(422.4)	(410.9)
Property, plant and equipment, net	$353.2	$361.1
During the three months ended October 2, 2021 and September 26, 2020, we recorded depreciation expense of $20.4 million and $23.8 million, respectively.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other current liabilities
The components of other current liabilities were as follows (in millions):

	October 2, 2021	July 3, 2021
Restructuring accrual and related charges (1)	$0.8	$5.7
Warranty accrual (2)	5.1	5.0
Deferred revenue and customer deposits	—	0.6
Income tax payable (3)	9.4	43.5
Other current liabilities	4.0	3.0
Other current liabilities	$19.3	$57.8
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.” The decrease in income tax payable as of October 2, 2021 is primarily due to $36.3 million of income tax payment made during the first fiscal quarter of 2022.
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	October 2, 2021	July 3, 2021
Asset retirement obligations	$4.7	$4.7
Pension and related accrual (1)	11.2	10.8
Unrecognized tax benefit	24.7	23.0
Other non-current liabilities	2.3	2.4
Other non-current liabilities	$42.9	$40.9
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. As of October 2, 2021, the projected benefit obligations, net of plan assets, in Japan, Switzerland and Thailand were $3.0 million, $5.1 million and $3.1 million, respectively. As of July 3, 2021, the projected benefit obligations, net of plan assets, in Japan, Switzerland and Thailand were $2.9 million, $4.8 million and $3.1 million, respectively. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make changes as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2033. These operating leases are mainly for administrative offices, research-and-development and manufacturing facilities, as well as sales offices in various countries around the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement.
As of October 2, 2021, we sublease certain floors of our offices in the United Kingdom, the United States, Canada and Japan. These subleases will expire at various dates by fiscal year 2023. We anticipate receiving approximately $2.8 million in sublease income over the next two years.
The components of lease costs, lease term and discount rate are as follows:

	Three Months Ended
	October 2, 2021	September 26, 2020
(in millions, except for weighted average data)
Finance lease cost	$—	$0.2
Operating lease cost	3.4	3.6
Variable lease cost	0.4	0.4
Short-term lease cost	0.1	0.7
Sublease income	(0.8)	(0.7)
Total lease cost	$3.1	$4.2

Weighted average remaining lease term (in years):
Operating leases	7.6	8.2
Finance leases	—	0.8
Weighted average discount rate (in percentages):
Operating leases	3.2%	3.5%
Finance leases	N/A	4.4%
As of October 2, 2021, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)
Remainder of 2022	$10.3
2023	12.6
2024	11.9
2025	9.0
2026	8.0
Thereafter	26.0
Total minimum lease payments	$77.8
Less: amount representing interest	(8.6)
Present value of total lease liabilities	$69.2
(1) Non-cancellable sublease proceeds for fiscal 2022 and 2023 of $2.4 million and $0.4 million, respectively, are not included in the table above.
As of October 2, 2021, finance lease assets are fully amortized and there are no outstanding finance lease liabilities.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Goodwill and Other Intangible Assets
Goodwill
The following table presents our goodwill balance by reportable segments as of October 2, 2021 and July 3, 2021 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of October 2, 2021 and July 3, 2021	$363.5	$5.4	$368.9
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2021, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three months ended October 2, 2021.
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
In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. During the year ended July 3, 2021, we completed our remaining IPR&D projects and therefore reclassified $10.0 million from IPR&D to acquired developed technologies. This amount will be amortized over the assets’ estimated useful life of 3 years.
The following tables present details of our other intangibles as of the periods presented (in millions, except for weighted average remaining amortization period):

October 2, 2021	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(254.9)	$135.4	2.8
Customer relationships	145.0	(60.6)	84.4	5.2
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$560.0	$(340.2)	$219.8

July 3, 2021	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(238.6)	$151.7	3.0
Customer relationships	145.0	(55.5)	89.5	5.4
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$560.0	$(318.8)	$241.2

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020
Cost of sales	$15.8	$15.0
Selling, general and administrative	5.6	5.7
Total amortization of intangibles	$21.4	$20.7
Based on the carrying amount of our acquired developed technologies and other intangibles as of October 2, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2022	$63.9
2023	61.9
2024	40.5
2025	27.7
2026	18.1
Thereafter	7.7
Total future amortization	$219.8

Note 9. Debt
Convertible Notes
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of 0.50% Convertible Notes due in 2026 (“the 2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes are governed by an indenture between the Company and U.S. Bank National Association (the “2026 Indenture”). We used approximately $196.0 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan credit facility, and a portion of the net proceeds of the offering to purchase approximately $200.0 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions. The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2026 Notes bear interest at a rate of 0.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2020. The 2026 Notes will mature on December 15, 2026, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
The initial conversion rate is 10.0711 shares of common stock per $1,000 principal amount of the 2026 Notes (which is equivalent to an initial conversion price of approximately $99.29 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2026 Notes in connection with such make-whole fundamental change or notice of redemption.
Prior to the close of business on the business day immediately preceding September 15, 2026, holders of the 2026 Notes may convert their 2026 Notes only under certain circumstances discussed in detail in our Annual Report on Form 10-K for the year ended July 3, 2021.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2024 Notes
In March 2017, we issued $450 million of 0.25% Convertible Notes due in 2024 (the “2024 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as trustee (the “2024 Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2024 Notes bear interest at a rate of 0.25% per year. Interest on the 2024 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms.
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share, a 132.5% premium to the fair market value at the date of issuance. Prior to the close of business on the business day immediately preceding December 15, 2023, each holder of the 2024 Notes may convert their 2024 Notes only under certain circumstances discussed in detail in our Annual Report on Form 10-K for the year ended July 3, 2021.
During the three months ended October 2, 2021, we received conversion requests for less than $0.1 million principal amount of the 2024 Notes, which were settled in cash in the first quarter of fiscal 2022.
2024 and 2026 Notes
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	October 2, 2021		July 3, 2021
	2024 Notes (1)	2026 Notes (2)	2024 Notes	2026 Notes
Principal	$450.0	$1,050.0	$450.0	$1,050.0
Unamortized debt discount and issuance costs	(54.2)	(250.0)	(59.3)	(260.2)
Net carrying amount of the liability component	$395.8	$800.0	$390.7	$789.8
(1) Since the closing price of our stock exceeded $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of the first quarter of fiscal 2022, the 2024 Notes have become convertible at the option of the holders. Therefore, the debt component of our 2024 Notes as of October 2, 2021 has been classified as current liabilities in our condensed consolidated balance sheet.
(2) If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020
Contractual interest expense	$1.6	$1.6
Amortization of the debt discount and debt issuance costs	15.3	14.4
Total interest expense	$16.9	$16.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The future interest and principal payments related to our convertible notes are as follows as of October 2, 2021 (in millions):

Fiscal Years	2024 Notes	2026 Notes	Total
Remainder of 2022	$0.5	$5.3	$5.8
2023	1.1	5.3	6.4
2024	451.1	5.3	456.4
2025	—	5.3	5.3
2026	—	5.3	5.3
Thereafter	—	1,052.4	1,052.4
Total convertible notes payments	$452.7	$1,078.9	$1,531.6

The principal balances of our Notes are reflected in the payment periods in the table above based on their respective contractual maturities.

Note 10. Accumulated Other Comprehensive Income
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss) were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 3, 2021	$9.7	$(1.4)	$(0.1)	$8.2
Other comprehensive income	—	—	0.3	0.3
Ending balance as of October 2, 2021	$9.7	$(1.4)	$0.2	$8.5

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of June 27, 2020	$9.7	$(4.2)	$2.4	$7.9
Other comprehensive loss	—	—	(1.5)	(1.5)
Ending balance as of September 26, 2020	$9.7	$(4.2)	$0.9	$6.4
(1) In fiscal 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018, remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated.
(2) We re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make changes as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions.
The following table summarizes the activity of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020
Balance as of beginning of period	$5.7	$5.2
Charges (reversals), net	(1.1)	—
Payments	(3.8)	(0.8)
Balance as of end of period	$0.8	$4.4
During the three months ended October 2, 2021, we recorded a net reversal to our restructuring and related charges of $1.1 million in our condensed consolidated statements of operations which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.
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
We recorded a tax provision of $18.1 million and $16.5 million for the three months ended October 2, 2021 and September 26, 2020, respectively. Our tax provision for the three months ended October 2, 2021 includes a discrete tax expense of $1.1 million primarily related to return-to-provision differences. Our estimated effective tax rate for fiscal 2022 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and U.S. federal R&D tax credits, partially offset by the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation.
As of October 2, 2021, we had $27.5 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.8 million over the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of October 2, 2021, we had 2.7 million shares subject to restricted stock units and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (the “2015 Plan”). Restricted stock units and performance stock units are performance-based, time-based or a combination of both. The fair value of these grants is based on the closing market price of our common stock on the date of award.
As of October 2, 2021, 1.2 million shares of common stock under the 2015 Plan were available for grant.
Restricted Stock Units
Restricted stock units (“RSUs”) under the 2015 Plan are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and are expected to vest over one to four years. For annual refresh grants, RSUs generally vest ratably on an annual basis, or combination of annual and quarterly basis, over three years.
During the three months ended October 2, 2021, our board of directors approved a grant of 1.0 million RSUs to our employees, which vest over three years.
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
During the three months ended October 2, 2021, our board of directors approved a grant of 0.2 million PSUs with an aggregate grant date fair value of $16.7 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of 3-year revenue targets and certain corporate responsibility goals, and are also subject to service conditions.
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.6 million shares remained available for issuance as of October 2, 2021.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020
Cost of sales	$4.6	$3.7
Research and development	5.0	4.4
Selling, general and administrative	15.2	11.4
Total stock-based compensation	$24.8	$19.5

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Included in stock-based compensation for the three months ended October 2, 2021 and September 26, 2020, is $4.7 million and $3.1 million, respectively, of stock-based compensation costs related to the issuance of PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the years presented was as follows (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020
Income tax benefit associated with stock-based compensation	$4.0	$5.3
Approximately $4.9 million and $4.6 million of stock-based compensation was capitalized to inventory as of October 2, 2021 and July 3, 2021, respectively.
Stock Award Activity
The following table summarizes our awards activity for the three months ended October 2, 2021 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 3, 2021	1.8	$76.02	0.3	$75.68
Granted	1.0	86.71	0.2	85.90
Vested	(0.5)	76.58	(0.1)	78.26
Canceled	(0.1)	74.04	—	58.52
Balance as of October 2, 2021	2.2	$80.84	0.4	$80.16
As of October 2, 2021, $166.4 million of stock-based compensation cost related to RSU awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 3, 2021	2.3
Granted	(1.2)
Canceled	0.1
Balance as of October 2, 2021	1.2
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three months ended October 2, 2021 and September 26, 2020 was $1.2 million and $1.1 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three months ended October 2, 2021 and September 26, 2020, there were no shares issued to employees through the 2015 Purchase Plan.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Repurchase and Retirement of Common Stock
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. The buyback program is authorized for 2 years but may be suspended or terminated by the board of directors at any time. In the first quarter of fiscal 2022, we repurchased 1.1 million shares of our common stock at an average price of $82.45 per share for an aggregate purchase price of $91.7 million.
Since the share buyback program was approved by the board of directors, we have repurchased in aggregate, a total of 4.2 million shares of our common stock at an average price of $79.05 per share for total proceeds of $332.7 million. All repurchased shares were retired immediately. The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both Lumentum and our stockholders. We recorded the $332.7 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet.

Note 14. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $260.4 million as of October 2, 2021, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020
Balance as of beginning of period	$5.0	$5.0
Provision for warranty	1.7	3.9
Utilization of reserve	(1.6)	(1.3)
Balance as of end of period	$5.1	$7.6

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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also names Lumentum as a defendant. A motion to dismiss the amended complaint was granted in part and denied in part by the court on October 8, 2020. On December 1, 2020, defendants answered the amended complaint. On December 23, 2020, defendants filed a motion for leave to file a motion for reconsideration of the Court’s October 8th order on the motion to dismiss, which was denied on January 29, 2021. The Karri Lawsuit remains pending with the parties currently in discovery. Defendants intend to defend the Karri Lawsuit vigorously.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of October 2, 2021, we did not have any material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020
Net revenue:
OpComms	$406.0	$428.5
Lasers	42.4	23.9
Net revenue	$448.4	$452.4
Gross profit:
OpComms	$225.9	$224.8
Lasers	20.8	10.4
Total segment gross profit	246.7	235.2
Unallocated corporate items:
Stock-based compensation	(4.6)	(3.7)
Amortization of acquired intangibles	(15.8)	(15.0)
Inventory and fixed asset write down due to product line exits	—	(0.3)
Other (charges) gains (1)	5.9	(10.5)
Gross profit	$232.2	$205.7
(1) “Other (charges) gains” of unallocated corporate items for the three months ended October 2, 2021 primarily relate to $5.9 million gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021. “Other (charges) gains” of unallocated corporate items for the three months ended September 26, 2020 primarily include costs of $2.1 million of transferring certain product lines to new production facilities and excess and obsolete inventory charges of $5.9 million driven by U.S. trade restrictions and the related decline in demand from Huawei.

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

	Three Months Ended
	October 2, 2021		September 26, 2020
	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$28.1	6.3%	$20.3	4.5%
Mexico	33.0	7.4	39.8	8.8
Other Americas	2.0	0.4	2.8	0.6
Total Americas	$63.1	14.1%	$62.9	13.9%

Asia-Pacific:
Hong Kong	$142.3	31.7%	$144.4	31.9%
Philippines	9.1	2.0	62.8	13.9
South Korea	105.1	23.4	56.0	12.4
Other Asia-Pacific	103.0	23.0	91.6	20.2
Total Asia-Pacific	$359.5	80.1%	$354.8	78.4%

EMEA	$25.8	5.8%	$34.7	7.7%

Total net revenue	$448.4		$452.4
During the three months ended October 2, 2021, net revenue from South Korea increased by $49.1 million and net revenue from Philippines decreased by $53.7 million from the three months ended September 26, 2020 due to changes in our customers’ chosen module integrator for specific new products.
During the three months ended October 2, 2021, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with one customer, who accounted for 41% of our total net revenue. During the three months ended September 26, 2020, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with one customer, who accounted for 35% of our total net revenue.
Our accounts receivable was concentrated with three customers as of October 2, 2021, which individually represented 22%, 19%, and 10% of gross accounts receivable, respectively, compared with two customers as of July 3, 2021, who represented 17% and 14% of gross accounts receivable, respectively.
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	October 2, 2021	July 3, 2021
Property, plant and equipment, net
United States	$110.9	$116.7
Thailand	97.8	103.9
China	39.3	41.3
Japan	36.2	36.4
Other countries	69.0	62.8
Total property, plant and equipment, net	$353.2	$361.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand and Malaysia. During the three months ended October 2, 2021 and September 26, 2020, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers, who collectively accounted for 64% and 65% of total net inventory purchases, respectively.

Note 16. Revenue Recognition
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

	Three Months Ended
	October 2, 2021		September 26, 2020
OpComms:
Telecom and Datacom	$216.0	48.2%	$261.3	57.7%
Consumer and Industrial	190.0	42.3	167.2	37.0
Total OpComms	$406.0	90.5%	$428.5	94.7%
Lasers	42.4	9.5%	23.9	5.3%
Net Revenue	$448.4		$452.4
Contract Balances
The following table reflects the changes in contract balances as of October 2, 2021 (in millions, except percentages):

Contract balances	Balance sheet location	October 2, 2021	July 3, 2021	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$263.2	$212.8	$50.4	23.7%
Deferred revenue and customer deposits	Other current liabilities	$—	$0.6	$(0.6)	(100.0)%

Note 17. Subsequent Event
On November 4, 2021, Lumentum and NeoPhotonics Corporation (“NeoPhotonics”) announced a merger agreement (the “Merger Agreement”). Under the terms of the Merger Agreement, NeoPhotonics stockholders will receive $16.00 per share in cash for each NeoPhotonics share they own. This equates to a total transaction price of approximately $918 million. Lumentum will provide up to $50 million in interim debt financing to NeoPhotonics to help fund capital expenditures and increased working capital associated with NeoPhotonics’ growth plans. The cash consideration will be funded from the combined company’s balance sheet.
The Merger Agreement contains certain termination rights for both Lumentum and NeoPhotonics and provides that upon termination of the Merger Agreement under specified circumstances (including termination by NeoPhotonics to accept a superior proposal), NeoPhotonics may be required to pay Lumentum a termination fee of $27.5 million. The Merger Agreement further provides that if the Merger Agreement is terminated for failure to obtain antitrust approval, Lumentum may be required to pay NeoPhotonics a termination fee of $55.1 million; and if Lumentum takes certain specified actions, (including entering into any definitive agreement for an acquisition by stock purchase, merger, consolidation, amalgamation, purchase of assets, license or otherwise of any ownership interest or assets of any Person) that cause a material delay in, or results in the failure of, the consummation of the Merger, Lumentum may be required to pay NeoPhotonics an additional termination fee of $36.7 million.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Boards of Directors of Lumentum and NeoPhotonics have unanimously approved the transaction and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, receipt of any required antitrust and regulatory approvals, and approval by the holders of a majority of the outstanding shares of NeoPhotonics common stock. The transaction is not subject to any financing condition. The transaction is expected to be completed in the second half of calendar year 2022.

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

Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding US-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are an industry-leading provider of optical and photonic products defined by revenue and market share, addressing a range of end-market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection and life-science applications.
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
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. We expect the accelerating shift to digital and virtual approaches to all aspects of work and life that is driving staggering amounts of data in the world’s networks and cloud datacenters will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new technology challenges that our technology addresses. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser based approaches, including the types of lasers Lumentum supplies. Laser based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Frictionless and contactless biometric security and access control is of increasing focus globally given the world’s experience with the COVID-19 pandemic. Additionally, we expect 3D enabled machine vision solutions to expand significantly in industrial applications in the coming years.
To maintain and grow our market and technology leadership positions, we are continually investing in new and differentiated products and technologies and customer programs that address both nearer-term and longer-term growth opportunities, both organically and through acquisitions, as well as continually improving and optimizing our operations. Over many years, we have developed close relationships with market leading customers. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide.
Impact of COVID-19 to our Business
The COVID-19 pandemic has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines, closure or restrictions on business and quarantine or other types of “shelter-in-place” orders in many regions of the world. The pandemic and these related responses have caused, and are expected to continue to cause a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, labor shortages, and significant volatility and potential disruption of financial markets. We have adopted several measures in response to the COVID-19 outbreak including complying with local, state or federal orders that require employees to work from home, instructing employees to work from home in certain jurisdictions, limiting the number of employees onsite which slowed our manufacturing operations in certain countries, enhanced use of personal protective equipment and restricting non-critical business travel by our employees.
In the geographies where we have operations, we have, in general, been deemed an essential business and been permitted to continue manufacturing and conducting new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. Given the continually evolving situation, it is difficult to predict the magnitude and duration of the impact of the COVID-19 pandemic to our markets or precisely when our ability to supply our products will return to full capacity. We are continuing to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees and prospects, or on our financial results for fiscal year 2022.

While COVID-19 did not have a material adverse effect on our reported results for our first quarter of fiscal 2022, we are actively monitoring the impact of the pandemic on our operations. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and additional variants, the speed, efficacy and acceptance of vaccine distributions, variant strains of the virus, actions by government authorities and private businesses to contain the severity of the outbreak and emerging variants in various geographies and the speed and trajectory of any recovery from the impact of the pandemic, among other things.
COVID-19 has also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. These shortages have impacted our ability to generate revenue from certain products in early fiscal 2022 and, if our ability to procure needed semiconductor components does not improve, this will impact our ability to supply our products to our customers and may reduce our revenue and profit margin. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may increase in the near term as supplier and customer buffer inventories and safety stocks are exhausted.
Our primary strategic focus for several years has been technology and product leadership combined with close customer relationships in long-term healthy and growing markets. We believe this strategy is even more apt, and our long-term opportunity is not diminished, with COVID-19. We believe there are long-term opportunities, as the world’s experience with COVID-19 could drive an increasingly digital and virtual world touching all aspects of life and work that increasingly emphasizes communications systems, cloud services, augmented and virtual reality, and enhanced security. Additionally, ever advancing electronic devices are needed to consume, produce, and communicate digital and virtual content. All these trends could drive the need for higher volumes of higher performing optical devices that we could supply. As such, we expect to continue to invest strongly in new products, technology and customer programs.
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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Inventory Valuation
•Revenue Recognition
•Income Taxes
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 3, 2021 provides a more complete discussion of our critical accounting policies and estimates. There have been no significant changes to these policies during the three months ended October 2, 2021.

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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended
	October 2, 2021	September 26, 2020
Segment net revenue:
OpComms	90.5%	94.7%
Lasers	9.5	5.3
Net revenue	100.0	100.0
Cost of sales	44.7	51.2
Amortization of acquired developed intangibles	3.5	3.3
Gross profit	51.8	45.5
Operating expenses:
Research and development	12.1	11.1
Selling, general and administrative	14.1	12.4
Restructuring and related charges	(0.2)	—
Total operating expenses (income)	25.9	23.6
Income from operations	25.8	21.9
Interest expense	(3.8)	(3.5)
Other income, net	0.1	0.1
Income before income taxes	22.2	18.5
Provision for income taxes	4.0	3.6
Net income	18.2%	14.8%

Financial Data for the three months ended October 2, 2021 and September 26, 2020
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended
	October 2, 2021	September 26, 2020	Change	Percentage Change
Segment net revenue:
OpComms	$406.0	$428.5	$(22.5)	(5.3)%
Lasers	42.4	23.9	18.5	77.4
Net revenue	$448.4	$452.4	$(4.0)	(0.9)%

Gross profit	$232.2	$205.7	$26.5	12.9%
Gross margin	51.8%	45.5%

Research and development	$54.1	$50.4	$3.7	7.3%
Percentage of net revenue	12.1%	11.1%

Selling, general and administrative	$63.3	$56.3	$7.0	12.4%
Percentage of net revenue	14.1%	12.4%

Restructuring and related charges	$(1.1)	$—	$(1.1)	100.0%
Percentage of net revenue	(0.2)%	—%
Net Revenue
Net revenue decreased by $4.0 million, or 0.9%, during the three months ended October 2, 2021 compared to the three months ended September 26, 2020. This decrease was due to $22.5 million lower OpComms revenue, partially offset by increased sales of Lasers of $18.5 million.
OpComms net revenue decreased by $22.5 million, or 5.3%, during the three months ended October 2, 2021 compared to the three months ended September 26, 2020. Within OpComms, Telecom and Datacom decreased by $45.3 million primarily a result of continued material and component shortages and lower demand due to continued delays in 5G deployments. Industrial and Consumer increased by $22.8 million due primarily to seasonality and timing of customer product releases, as well as an expansion of the available market as a result of an increased dollar content of 3D sensing lasers and higher adoption rates of 3D sensing in consumer electronic devices compared with the prior period.
Lasers net revenue increased by $18.5 million, or 77.4%, during the three months ended October 2, 2021 compared to the three months ended September 26, 2020, primarily due to a return in customer demand for our kilowatt class fiber lasers following the COVID-19 disruption in fiscal 2021.
During the three months ended October 2, 2021, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with one customer, who accounted for 41% of our total net revenue.
During the three months ended September 26, 2020, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with one customer, who accounted for 35% of our total net revenue.

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and EMEA. Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country; however, the location of the end-customers may differ. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries within those regions that represented 10% or more of our total net revenue (in millions, except for percentages):

	Three Months Ended
	October 2, 2021		September 26, 2020
	Amount	% of Total	Amount	% of Total
Americas:
United States	$28.1	6.3%	$20.3	4.5%
Mexico	33.0	7.4	39.8	8.8
Other Americas	2.0	0.4	2.8	0.6
Total Americas	$63.1	14.1%	$62.9	13.9%

Asia-Pacific:
Hong Kong	$142.3	31.7%	$144.4	31.9%
Philippines	9.1	2.0	62.8	13.9
South Korea	105.1	23.4	56.0	12.4
Other Asia-Pacific	103.0	23.0	91.6	20.2
Total Asia-Pacific	$359.5	80.1%	$354.8	78.4%

EMEA	$25.8	5.8%	$34.7	7.7%

Total net revenue	$448.4		$452.4
For the three months ended October 2, 2021 and September 26, 2020, net revenue from customers outside the United States, based on customer shipping location, represented 93.7% and 95.5% of net revenue, respectively.
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
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the periods presented (in millions, except for percentages):

	Three Months Ended
	Gross Profit		Gross Margin
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
OpComms	$225.9	$224.8	55.6%	52.5%
Lasers	20.8	10.4	49.1%	43.5%
Segment total	$246.7	$235.2	55.0%	52.0%
Unallocated corporate items:
Stock-based compensation	(4.6)	(3.7)
Amortization of acquired intangibles	(15.8)	(15.0)
Inventory and fixed asset write down due to product line exits	—	(0.3)
Other (charges) gains (1)	5.9	(10.5)
Total	$232.2	$205.7	51.8%	45.5%

(1) “Other (charges) gains” of unallocated corporate items for the three months ended October 2, 2021 primarily relate to $5.9 million gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021. “Other (charges) gains” of unallocated corporate items for the three months ended September 26, 2020 primarily include costs of $2.1 million of transferring certain product lines to new production facilities and excess and obsolete inventory charges of $5.9 million driven by U.S. trade restrictions and the related decline in demand from Huawei.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended October 2, 2021 increased to 51.8% from 45.5% for the three months ended September 26, 2020. The increase was primarily driven by higher gross margin from both OpComms and Lasers segment for the three months ended October 2, 2021 compared to the three months ended September 26, 2020. The increase in gross margin during the three months ended October 2, 2021 as compared to the three months ended September 26, 2020 was also due to lower excess and obsolescence charges.
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
Segment Gross Margin
OpComms
OpComms gross margin for the three months ended October 2, 2021 increased to 55.6% from 52.5% for the three months ended September 26, 2020. The increase was primarily due to a more profitable mix of products, including higher sales of higher margin 3D sensing products and benefits from ongoing operational improvements.
Lasers
Lasers gross margin for the three months ended October 2, 2021 increased to 49.1% from 43.5% for the three months ended September 26, 2020. This increase was primarily due to the higher manufacturing levels related to the return in customer demand for our kilowatt class fiber products, following the COVID-19 disruption in fiscal 2021.
Research and Development (“R&D”)
R&D expense increased by $3.7 million, or 7.3%, for the three months ended October 2, 2021 compared to the three months ended September 26, 2020. The increase in R&D expense was primarily driven by increased payroll and compensation expenses due to additional headcount and increased costs in supplies and tooling for R&D projects.
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
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $7.0 million, or 12.4%, during the three months ended October 2, 2021 compared to the three months ended September 26, 2020. The increase in SG&A expense was primarily attributable to increased payroll and compensation expenses due to additional headcount and expenses incurred related to optimizing our tax structure.
From time to time, we incur non-recurring expenses, such as mergers and acquisition-related expenses, for example, those related to our pending acquisition of NeoPhotonics, which will likely increase our SG&A expenses in the near term and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions.
During the three months ended October 2, 2021, we recorded a net reversal to our restructuring and related charges of $1.1 million in our condensed consolidated statements of operations which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.
During the three months ended September 26, 2020, we did not record any restructuring and related charges in our condensed consolidated statements of operations.
Interest Expense
For the three months ended October 2, 2021 and September 26, 2020, we recorded interest expense of $16.9 million and $16.0 million, respectively. The increase was driven by the amortization of the debt discount and issuance costs of our 2024 Notes and 2026 Notes.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020
Foreign exchange gains (losses), net	$(0.1)	$(2.3)
Interest and investment income	0.6	2.4
Other income (expense), net	0.1	0.5
Total other income (expense), net	$0.6	$0.6
For the three months ended October 2, 2021, other income (expense), net remained constant as compared to the three months ended September 26, 2020. During the three months ended October 2, 2021, we recorded $2.2 million less in foreign exchange losses as compared to the three months ended September 26, 2020 as a result of more stable exchange rates between the U.S. dollar and certain foreign currencies. The $1.8 million decrease in interest and investment income during the three months ended October 2, 2021 as compared to the three months ended September 26, 2020 is a result of our cash equivalent and investments acquired before COVID-19 maturing and being reinvested at lower yielding investments, while our average maturity and liquidity profile remained consistent.
Provision for Income Taxes

(in millions)	Three Months Ended
	October 2, 2021	September 26, 2020
Provision for income taxes	$18.1	$16.5
We recorded a tax provision of $18.1 million and $16.5 million for the three months ended October 2, 2021 and September 26, 2020, respectively. Our tax provision for the three months ended October 2, 2021 includes a discrete tax expense of $1.1 million primarily related to return-to-provision differences. Our estimated effective tax rate for fiscal 2022 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and U.S. federal R&D tax credits, partially offset by the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation.

Financial Condition
Liquidity and Capital Resources
As of October 2, 2021 and July 3, 2021, our cash and cash equivalents of $611.0 million and $774.3 million, respectively, were largely held in the United States. As of October 2, 2021 and July 3, 2021, our short-term investments of $1,273.6 million and $1,171.7 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds and US treasury securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.

The total amount of cash outside the United States held by the non-United States entities as of October 2, 2021 was $185.3 million, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Canada and Thailand. Although the cash currently held in the United States, as well as the cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of October 2, 2021 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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
•investments or acquisitions of complementary businesses, products or technologies, or other strategic transactions or partnerships;
•issuance of debt or equity securities, or other financing transactions, including bank debt;
•funding of pension liabilities either voluntarily or as required by law or regulation;
•the settlement of any conversion or redemption of the 2024 Notes and the 2026 Notes in cash;
•common stock repurchases under the 2021 share buyback program;
•payment of tax obligations; and
•acquisitions, in particular our recently announced acquisition of NeoPhotonics

The following table summarizes certain of our contractual obligations as of October 2, 2021, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$4.7	$—	$1.6	$1.6	$1.5
Operating lease liabilities, including imputed interest (1)	77.8	13.7	23.4	16.3	24.4
Pension plan contributions (2)	0.5	0.5	—	—	—
Purchase obligations (3)	260.4	247.7	12.6	0.1	—
Convertible notes - principal (4)	1,500.0	—	450.0	—	1,050.0
Convertible notes - interest (4)	31.6	6.4	12.2	10.5	2.5
Total	$1,875.0	$268.3	$499.8	$28.5	$1,078.4
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of October 2, 2021, we expect to receive sublease income of approximately $2.8 million over the next two years. Refer to “Note 7. Leases” in the notes to condensed consolidated financial statements.
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
(4) Includes principal and interest payment in cash on our 0.25% Convertible Notes due in 2024 (the “2024 Notes”) through March 2024, and principal and interest on our 0.50% Convertible Notes due in 2026 (the “2026 Notes” and together with the 2024 Notes, the “Notes”) through December 2026. We have the right to redeem the 2024 Notes and the 2026 Notes in whole or in part at any time on or after March 15, 2024 and on or after December 15, 2026, respectively. The principal balances of our Notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversion. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of October 2, 2021, the debt component of our 2024 Notes of $395.8 million (principal balance of $450.0 million maturing in 2024) is presented in current liabilities in our condensed consolidated balance sheet since our stock price exceeded $78.80 for 20 of the last 30 trading days of the quarter ended October 2, 2021 and the 2024 Notes are convertible at the option of the holders. During the three months ended October 2, 2021, we received conversion requests for less than $0.1 million principal amount of the 2024 Notes, which were settled in cash in the first quarter of fiscal 2022.
As of October 2, 2021, the debt component of our 2026 Notes of $800.0 million (principal balance of $1,050.0 million maturing in 2026) is presented in non-current liabilities. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.

Share Buyback Program
On May 7, 2021, our board of directors approved the two year share buyback program, which authorizes the repurchase of up to $700.0 million of our own shares of common stock, in the open market or in privately negotiated transactions. In the fiscal first quarter of 2022, we repurchased 1.1 million shares of our common stock at an average price of $82.45 per share for an aggregate purchase price of $91.7 million.
Since the share buyback program was approved by the board of directors, we have repurchased in aggregate, a total of 4.2 million shares of our common stock at an average price of $79.05 per share for total proceeds of $332.7 million. All repurchased shares were retired immediately. The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both Lumentum and our stockholders.
Unrecognized Tax Benefits
As of October 2, 2021, our other non-current liabilities also include $24.7 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
As of October 2, 2021, our balance of cash and cash equivalents decreased by $163.3 million, to $611.0 million from $774.3 million as of July 3, 2021. The decrease in cash and cash equivalents during the three months ended October 2, 2021 was due to lower cash provided by operating activities of $61.9 million, and higher cash used in investing activities of $116.9 million and financing activities of $108.3 million, respectively.
Operating Cash Flow
Cash provided by operating activities was $61.9 million during the three months ended October 2, 2021. Our net income was $81.5 million for the three months ended October 2, 2021. Cash provided by operating activities was also generated from $79.9 million of non-cash items (such as depreciation, stock-based compensation, amortization of intangibles, amortization of debt discount and debt issuance costs, and other non-cash charges), offset by $99.5 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $50.4 million and inventories of $10.3 million, offset by a decrease in income taxes, net of $18.1 million, a decrease of accrued payroll and related expenses of $11.4 million, and a decrease in accounts payable of $10.5 million.
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
Investing Cash Flow
Cash used in investing activities of $116.9 million during the three months ended October 2, 2021 was primarily attributable to purchases of short-term investments, net of sales and maturities of $104.9 million, capital expenditures of $17.9 million, partially offset by proceeds from the sales of property, plant and equipment of $5.9 million.
Cash used in investing activities of $114.0 million during the three months ended September 26, 2020 was primarily attributable to purchases of short-term investments, net of sales and maturities of $88.2 million and capital expenditures of $26.3 million.
Financing Cash Flow
Cash used in financing activities of $108.3 million during the three months ended October 2, 2021 resulted primarily from the repurchase of shares of our common stock of $91.7 million and tax payments related to restricted stock of $16.6 million.
Cash used in financing activities of $19.2 million during the three months ended September 26, 2020 resulted primarily from tax payments related to restricted stock of $19.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of October 2, 2021 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and related regional shelter-in-place orders are unprecedented events that are continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:
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
•Short-term investment values - an increase in prevailing interest rates occasioned by US Federal monetary policy “tapering” to address supply-induced inflation could lead to a decrease in the value of our investment portfolio.
•Long-term assets such as fixed assets, goodwill, and intangibles - a market slowdown could impair the value of these assets.
•Tax valuation - we have significant net operating losses (“NOLs”) in the United States which have associated deferred tax assets on our balance sheet, and these could be deemed unrecoverable in the future.
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
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three months ended October 2, 2021 and September 26, 2020, we recorded foreign exchange gains (losses), net of $0.1 million loss and a $2.3 million loss, respectively, in the other income (expense), net in the condensed consolidated statements of operations.
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

Interest Rate Fluctuation Risk
As of October 2, 2021, we had cash, cash equivalents, and short-term investments of $1,884.6 million. Cash equivalents and short-term investments are primarily comprised of money market funds and US treasury securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of October 2, 2021, the weighted-average life of our investment portfolio was about eight months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of October 2, 2021, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $9.6 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.8 million.
Bank Liquidity Risk
As of October 2, 2021, we had approximately $196.1 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Should we experience an unfavorable final outcome, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable. For a description of our material pending legal proceedings, refer to “Note 14. Commitments and Contingencies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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
•our ability to timely procure components needed to manufacture our products;
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
•factors relating to our intellectual property rights as well as the intellectual property rights of others; and
•merger and acquisition related risks
Regulatory and Legal factors
•our ability to obtain government authorization to export our products;
•the threat of tariffs;
•changes in tax laws;
•litigation risks, including intellectual property litigation;
•changes in laws and the adoption and interpretation of administrative rules and regulations, including U.S. and international customs and export regulations; and
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting;
Financing and Transactional Risks
•our future capital requirements; and
•our ability to service our current and future debt;
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
As a result of the COVID-19 outbreak around the world, beginning in early February 2020, Lumentum implemented certain travel restrictions, temporarily closed or limited the number of employees permitted onsite in our offices and manufacturing sites in several heavily impacted locations, and implemented work-from-home rules at most of our facilities. These measures as well as others taken by us and others have caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in the United States, China, Thailand and the United Kingdom. Our ability to continue certain research and development activities has also been limited, which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated. New and potentially more contagious variants of the COVID-19 virus are developing in several countries, including regions in which we have significant operations. If there is any further decline of the situation in countries where we operate or if the current situation persists for an extended period, our employees and operations could be significantly impacted.
In addition, we have experienced disruption and delays with our manufacturing partners, for example in Malaysia, limitations were imposed at certain times on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations. These and other limitations have, in some instances, been reinstated, and could be reinstated again, if the number of COVID-19 cases in particular regions increases and there is considerable uncertainty regarding the duration of such limitations and potential future restrictions, and complexity in ensuring compliance. Our supply chain has also been affected by measures implemented in response to the pandemic and in certain cases, our suppliers have not had the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels, such as the impacts we are experiencing from the shortages in semiconductor components. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations. Further, we have seen delayed deployments of 5G networks, which has harmed and may continue to harm our OpComms revenue. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.
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
The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions and enhancements, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends, and is further impacted by the disruptions caused by COVID-19 on our ability to continue with research and development activities and on our customers’ abilities to introduce new products and offerings. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs.

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
We have consistently relied on a small number of customers for a significant portion of our sales and in certain of our markets, such as 3D sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, or may experience financial difficulty which affects their ability to pay for products, particularly in light of the impacts of COVID-19 on their businesses and markets, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Our relationships with large customers may also be harmed to the extent the impacts of the COVID-19 pandemic prevent us from being able to satisfy their orders in a timely manner. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.

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
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 through August 2020, including the restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government has added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. In April 2021, BIS added other China-based technology companies into the Entity List, including seven supercomputing companies in April 2021 and twenty-three more entities located in China in July 2021, thereby further expanding the scope of companies subject to trade restrictions.
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
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:
•impacts related to business disruptions and restrictions related to COVID-19, including supply chain disruptions and labor shortages;
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
•volatility in oil prices and increased costs, or limited supply of other natural resources;
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
Additionally, our manufacturing operations and those of our contract manufacturers may be affected by natural disasters such as earthquakes, typhoons, tsunamis, fires and public health crises, including a global pandemic such as COVID-19, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past one of our former contract manufacturers experienced a labor strike which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. There is also an increased focus on corporate social and environmental responsibility in our industry. As a result, a number of our customers may adopt policies that include social and environmental responsibility provisions that their suppliers should comply with. These provisions may be difficult and expensive to comply with, given the complexity of our supply chain. We may be unable to cause our suppliers or contract manufactures to comply with these provisions which may adversely affect our relationships with customers.
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
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, we have experienced supply constraints due to both constrained manufacturing capacity, as well as component parts shortages, in particular semiconductor components, as our vendors were also facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and have resulted in and may continue to result in an increase in accelerated ordering for certain of our products. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers in time. We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products and in the quantities requested by our customers; however, we continue to experience disruption to our supply chain that could impact our operations. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
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
Since the beginning of 2018, there has been rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since 2018, the United States and China applied or proposed to apply tariffs to certain of each other’s exports, and we expect these actions to continue for the foreseeable future. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Furthermore, imposition of tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the demand for, or sales of our products to customers located in China or other customers selling to Chinese end users or increase the cost for our products, which would directly impact our business and results of operations.
We face a number of risks related to our strategic transactions.
We have in the past made several acquisitions, including our acquisition of Oclaro in December 2018, and we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions. As we expand into new markets, we face competition not only from our existing competitors, but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to competition, regulatory requirements or restrictions or other reasons, as occurred with the termination of our merger agreement with Coherent in March 2021. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
•loss of customers, suppliers or partners; and
•failure to consummate an acquisition resulting in negative publicity and/or give a negative impression of us in the investment community that could impact on our stock price.
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
•unexpected expenses for cost of litigation against us or our directors and officers in connection with an acquisition;
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate , increase the U.S. taxation of our international business operations and impose a global minimum tax. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support the global minimum tax initiative. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods. Other countries also continue to enact and consider enacting new laws, which could increase our tax obligations, cause us to change the way we do business or our operations or otherwise adversely affect us. The foregoing items could increase our future tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.
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
Our subsidiary in Thailand has been granted certain tax holidays by the Thailand government. If we do not meet the tax holiday requirements, income earned in Thailand will be subject to a higher statutory income tax rate, which may cause our effective tax rate to increase and reduce our liquidity and cash flow.

Our operating results may be subject to volatility due to fluctuations in foreign currency.
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in the U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-U.S. manufacturing footprint has expanded. In addition to the acquisition of Oclaro, which increased our non-U.S. manufacturing footprint, we continue to look for opportunities to leverage the lower cost of non-U.S. manufacturing, including the United Kingdom, Thailand, and Japan. While these geographies are lower cost than the US and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-U.S. manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. The COVID-19 pandemic has had a significant impact on the exchange markets, which heightened this risk, and we expect this higher level of volatility in foreign exchange markets will likely continue.
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
Our business depends significantly on effective and efficient information management systems, and the reliability and security of our information technology infrastructure are essential to the operation, health and expansion of our business. For example, the information gathered and processed by our information management systems assists us in managing our supply chain, financial reporting, monitoring customer accounts, and protecting our proprietary and confidential business information, plans, trade secrets, and intellectual property, among other things. In addition, these systems may also contain personal data or other confidential or otherwise protected information about our employees, our customers’ employees, or others. We must continue to expand and update this infrastructure in response to our changing requirements as well as evolving security standards and risks.
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

Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these types of attacks or errors. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party providers could result in disruptions to our operations and loss of, or unauthorized access or damage to, our data or in inappropriate access to, or use, disclosure or otherwise processing of confidential information. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft or misappropriation of our protected intellectual property and trade secrets, result in claims, investigations, regulatory proceedings, litigation, legal obligations or liability, affect our relationships with our customers, require us to bear significant costs in connection with remediating and otherwise responding to any disruption, breach, or incident, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches or incidents in the future. The costs to us to prevent, detect or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful. All of these costs, expenses, liability and other matters may not be covered adequately by insurance, and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.

Our revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors, including unfavorable economic and market conditions, which makes predicting financial results difficult.
Spending on optical communication and laser products is subject to cyclical and uneven fluctuations, which could cause our financial results to fluctuate unpredictably. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future, particularly as we or they release new or enhanced products. While our fourth fiscal quarters are typically strongest, future buying patterns may differ from historical seasonality. Further, if our revenue mix changes, it may also cause results to differ from historical seasonality. Accordingly, our quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics may vary significantly in the future. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market in which we operate make prediction of and timely reaction to such events difficult. Due to these and other factors, the results of any prior periods should not be relied upon as an indication of future performance.

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
We seek to protect our products and product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive; therefore the steps we take to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing technologies that are similar to our own. Additionally, there may be existing patents that we are unaware of, which could be pertinent to our business. It is not possible for us to know whether there are patent applications pending that our products might infringe upon since these applications are often not made publicly available until a patent is issued or published. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours, or such patents could be invalidated or ruled unenforceable. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protections. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee for a number of third-party technologies including software and intellectual property rights from academic institutions, our competitors and others, and we are required to pay royalties to these licensors for the use thereof. In the future, if such licenses are unavailable or if we are unable to obtain such licenses on commercially reasonable terms, we may not be able to rely on such third-party technologies which could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results.
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
Risks Related to Human Capital
Our ability to develop, market and sell products could be harmed if we are unable to retain or hire key personnel.
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
Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (“EAR”) administered by the Bureau of Industry and Security (“BIS”), the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF-over-fiber products, as well as certain products and technical data, are developed with government funding, and are currently subject to ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.
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
Since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of all minerals used in our products. Additionally, if we are unable to satisfy those customers who require that all of the components of our products are determined to be conflict free, they may choose a competitor’s products which could materially impact our financial condition and operating results.
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
•announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions, or overall movement toward industry consolidations among our customers and competitors;
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
Risks Related to Mergers and Acquisitions
On November 4, 2021, we announced that we signed a merger agreement to acquire NeoPhotonics. Our and NeoPhotonics’obligations to consummate the merger with NeoPhotonics (the “Merger”) are subject to the satisfaction or waiver of certain conditions. These conditions include, among other customary conditions, adoption by NeoPhotonics stockholders of the Merger Agreement, no action being taken by any governmental entity having jurisdiction enjoining or otherwise prohibiting consummation of the Merger or instituting proceedings seeking the same, no law having been passed by any governmental entity making the consummation of the Merger illegal, receipt of certain specified regulatory approvals in the United States and China, accuracy of representations and warranties of the parties to the applicable standard provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a material adverse effect on us or NeoPhotonics, and compliance by the parties with their covenants in the Merger Agreement in all material respects.
In addition, if the Merger is not completed on or before 5:00 p.m. Pacific Time on August 4, 2022 (subject to two potential extensions to November 4, 2022 and February 4, 2023, respectively), either we or NeoPhotonincs may choose to terminate the Merger Agreement. We or NeoPhotonics may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, before or after Merger has been approved by NeoPhotonics’ stockholders, as applicable.
If the Merger is terminated or otherwise not completed, we would not realize any of the expected benefits of the Merger and may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:
• we could be required to pay NeoPhotonics a termination fee up to $91.8 million under specified circumstances relating to failure to obtain regulatory approvals;
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
The Merger is subject to the expiration of applicable waiting periods under, and the receipt of approvals, consents or clearances from, domestic and foreign antitrust regulatory authorities in the United States and China that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Merger.

Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and under the antitrust laws of China. Under the HSR Act, we and NeoPhotonics are required to make pre-merger notification filings and to await the expiration or early termination of the statutory waiting period prior to completing the Merger. Other regulatory approvals required in connection with the Merger may not be obtained or may contain materially burdensome conditions. If any such conditions or changes to the structure of the Merger are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the Merger or reducing our anticipated benefits. If we agree to any material conditions in order to obtain any approvals required to complete the Merger, the terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business, any of which may adversely affect our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Merger.
The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business, any of which may adversely affect our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Merger.
We face risks if the Merger is completed, including those related to the integration of NeoPhotonics’ business, our cash resources and financial results, undisclosed liabilities, and employee and customer retention.
If the Merger is completed, we will be required to devote significant management attention and resources to integrating the business practices and operations of NeoPhotonics with our business. Due to legal restrictions, we and NeoPhotonics have only been able to conduct limited planning regarding the integration of NeoPhotonics into our business after completion of the Merger and we has not yet determined the exact nature of how the businesses and operations of NeoPhotonics will be run following the Merger. Potential difficulties Lumentum may encounter as part of the integration process include those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, controls, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.
In connection with the Merger, we have agreed to pay a total transaction price of approximately $918 million from the combined company’s balance sheet. The use of a significant portion of our cash will reduce our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our due diligence review of NeoPhotonics in connection with the Merger may not have discovered undisclosed liabilities of NeoPhotonics. If NeoPhotonics has undisclosed liabilities, Lumentum as a successor owner may be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business and results of operations of Lumentum and may adversely affect the value of Lumentum common stock after the consummation of the Merger.
The Merger may also result in significant charges or other liabilities that could adversely affect our results of operations, such as cash expenses and non-cash accounting charges incurred in connection with our acquisition and/or integration of the business and operations of NeoPhotonics. In addition, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the Merger could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.
Uncertainties about the Merger may cause our or NeoPhotonics’ current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel. Similarly, our or NeoPhotonics’ existing or prospective customers, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us or NeoPhotonics; delay or defer other decisions concerning us or NeoPhotonics; or otherwise seek to change the terms on which they do business with us or NeoPhotonics. Any of the above could harm us and/or NeoPhotonics, and thus decrease the benefits we expect to receive from the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities related to the 2021 share buyback program for the three months ended October 2, 2021 (in millions, except share and per share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs
July 4, 2021 to July 31, 2021	—	$—	—	$459.0
August 1, 2021 to August 28, 2021	752,000	$81.03	752,000	$398.0
August 29, 2021 to October 2, 2021	360,000	$85.43	360,000	$367.3
Total	1,112,000	$82.45	1,112,000	$367.3
(1) On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock in open market or in privately negotiated transactions. The buyback program is authorized for 2 years but may be suspended or terminated by the board of directors at any time.

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Amended and Restated Employment Agreement for Alan Lowe				X
10.2	Change in Control and Severance Benefits Plan, as amended and restated on June 2, 2021				X
31.1
Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended October 2, 2021 and September 26, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended October 2, 2021 and September 26, 2020; (iii) Condensed Consolidated Balance Sheets as of October 2, 2021 and July 3, 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended October 2, 2021 and September 26, 2020; (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 2, 2021 and September 26, 2020; and (vi) Notes to the Consolidated Financial Statements.				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X
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

LUMENTUM HOLDINGS INC.

Date:	November 4, 2021	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer