Form 10-Q
period 2022-01-01
Lumentum Holdings Inc.
filed 2022-02-03
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 28, 2022, the Registrant had 72.2 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net revenue	$446.7	$478.8	$895.1	$931.2
Cost of sales	223.3	234.2	423.7	465.9
Amortization of acquired developed intangibles	15.9	15.0	31.7	30.0
Gross profit	207.5	229.6	439.7	435.3
Operating expenses:
Research and development	53.2	52.8	107.3	103.2
Selling, general and administrative	69.0	61.3	132.3	117.6
Restructuring and related charges	0.1	0.2	(1.0)	0.2
Total operating expenses	122.3	114.3	238.6	221.0
Income from operations	85.2	115.3	201.1	214.3
Interest expense	(17.1)	(16.3)	(34.0)	(32.3)
Other income (expense), net	1.0	(0.9)	1.6	(0.3)
Income before income taxes	69.1	98.1	168.7	181.7
Provision for income taxes	12.4	14.9	30.5	31.4
Net income	$56.7	$83.2	$138.2	$150.3

Net income per share:
Basic	$0.78	$1.10	$1.91	$1.99
Diluted	$0.75	$1.06	$1.83	$1.92

Shares used to compute net income per share:
Basic	72.3	75.6	72.5	75.5
Diluted	75.3	78.4	75.4	78.3

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net income	$56.7	$83.2	$138.2	$150.3
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities	(2.3)	(0.4)	(2.0)	(1.9)
Other comprehensive loss, net of tax	(2.3)	(0.4)	(2.0)	(1.9)
Comprehensive income, net of tax	$54.4	$82.8	$136.2	$148.4

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(Unaudited)

	January 1, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$552.0	$774.3
Short-term investments	1,470.4	1,171.7
Accounts receivable, net	239.2	212.8
Inventories	208.1	196.4
Prepayments and other current assets	70.4	81.6
Total current assets	2,540.1	2,436.8
Property, plant and equipment, net	359.6	361.1
Operating lease right-of-use assets, net	75.1	67.4
Goodwill	368.9	368.9
Other intangible assets, net	198.3	241.2
Deferred tax asset	67.2	72.9
Other non-current assets	6.5	3.3
Total assets	$3,615.7	$3,551.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118.2	$116.9
Accrued payroll and related expenses	50.3	54.3
Accrued expenses	41.0	33.1
Convertible notes, current	401.0	390.7
Operating lease liabilities, current	12.3	11.8
Other current liabilities	33.9	57.8
Total current liabilities	656.7	664.6
Convertible notes, non-current	810.3	789.8
Operating lease liabilities, non-current	55.8	47.6
Deferred tax liability	29.0	35.9
Other non-current liabilities	42.0	40.9
Total liabilities	1,593.8	1,578.8
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 72.2 and 73.0 shares issued and outstanding as of January 1, 2022 and July 3, 2021, respectively	0.1	0.1
Additional paid-in capital	1,778.1	1,743.6
Retained earnings	237.5	220.9
Accumulated other comprehensive income	6.2	8.2
Total stockholders’ equity	2,021.9	1,972.8
Total liabilities and stockholders’ equity	$3,615.7	$3,551.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of July 3, 2021	73.0	$0.1	$1,743.6	$220.9	$8.2	$1,972.8
Net income	—	—	—	81.5	—	81.5
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(16.6)	—	—	(16.6)
Repurchases of common stock	(1.1)			(91.7)		(91.7)
Stock-based compensation	—	—	25.1	—	—	25.1
Balance as of October 2, 2021	72.3	$0.1	$1,752.1	$210.7	$8.5	$1,971.4
Net income	—	—	—	56.7	—	56.7
Other comprehensive loss	—	—	—	—	(2.3)	(2.3)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(8.3)	—	—	(8.3)
ESPP shares issued	0.1	—	6.6	—	—	6.6
Repurchases of common stock	(0.3)	—	—	(29.9)	—	(29.9)
Stock-based compensation	—	—	27.7	—	—	27.7
Balance as of January 1, 2022	72.2	$0.1	$1,778.1	$237.5	$6.2	$2,021.9

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 27, 2020	75.1	$0.1	$1,676.6	$64.6	$7.9	$1,749.2
Net income	—	—	—	67.1	—	67.1
Other comprehensive loss	—	—	—	—	(1.5)	(1.5)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(19.1)	—	—	(19.1)
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	20.3	—	—	20.3
Balance as of September 26, 2020	75.5	$0.1	$1,677.9	$131.7	$6.4	$1,816.1
Net income	—	—	—	83.2	—	83.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Issuance of shares pursuant to equity plans, net of tax withholdings	0.1	—	(7.1)	—	—	(7.1)
ESPP shares issued	0.1	—	5.5	—	—	5.5
Stock-based compensation	—	—	24.6	—	—	24.6
Balance as of December 26, 2020	75.7	$0.1	$1,700.9	$214.9	$6.0	$1,921.9

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 1, 2022	December 26, 2020
OPERATING ACTIVITIES:
Net income	$138.2	$150.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	41.0	47.6
Stock-based compensation	52.1	43.6
Amortization of acquired intangibles	42.9	41.6
(Gain) loss on sales and dispositions of property, plant and equipment	(5.0)	4.7
Amortization of debt discount and debt issuance costs	30.8	29.1
Other non-cash expense	6.6	3.8
Changes in operating assets and liabilities:
Accounts receivable	(26.4)	(43.7)
Inventories	(11.0)	(16.9)
Operating lease right-of-use assets, net	(7.7)	6.9
Prepayments and other current and non-currents assets	(7.3)	(9.8)
Income taxes, net	(5.4)	11.0
Accounts payable	4.8	(35.8)
Accrued payroll and related expenses	(4.0)	(6.5)
Operating lease liabilities	8.7	(2.5)
Accrued expenses and other current and non-current liabilities	10.1	9.8
Net cash provided by operating activities	268.4	233.2
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(44.0)	(50.5)
Payment for asset acquisition	—	(10.0)
Proceeds from sale of product lines	—	1.3
Purchases of short-term investments	(648.0)	(952.2)
Proceeds from maturities and sales of short-term investments	340.2	822.4
Proceeds from the sales of property, plant and equipment	6.0	—
Net cash used in investing activities	(345.8)	(189.0)
FINANCING ACTIVITIES:
Repurchase of common stock	(126.6)	—
Payment of withholding taxes related to net share settlement of restricted stock units	(24.9)	(26.2)
Proceeds from employee stock plans	6.6	5.5
Principal payments on finance leases	—	(0.3)
Proceeds from the exercise of stock options	—	0.1
Net cash used in financing activities	(144.9)	(20.9)
(Decrease) increase in cash and cash equivalents	(222.3)	23.3
Cash and cash equivalents at beginning of period	774.3	298.0
Cash and cash equivalents at end of period	$552.0	$321.3
Supplemental disclosure of cash flow information and non-cash transactions:
Cash paid for taxes	$36.0	$20.5
Cash paid for interest	3.2	3.2
Unpaid property, plant and equipment in accounts payable and accrued expenses	7.1	6.9
Right-of-use assets obtained in exchange for new operating lease liabilities	12.4	—
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology, and our volume manufacturing capability, to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that network equipment manufacturers (“NEMs”) assemble into communications networking systems, which they sell to network service providers, operators or enterprises with their own networks. Similarly, many of our Lasers products customers incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Operating results for the quarter ended January 1, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2022. In the opinion of the Company’s management, the information presented herein reflects all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows.
Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation, goodwill and business combination.
The COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets, which has disrupted and harmed, and may continue to disrupt and harm, our business, financial condition, and results of operations. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the outbreak, duration of local, state and federal issued public health orders in each jurisdiction where we operate or in which our customers and suppliers operate, impact on our customers and our sales cycles, impact on our supply chain and manufacturing partners, impact on our employees and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and cannot be predicted. We assessed the potential impact that this pandemic has on our estimates as of January 1, 2022 and determined that there were no material impacts. However, due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. These costs have increased our inventory balances as of January 1, 2022 and will decrease our gross margin in the near term.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2022 is a 52-week year ending on July 2, 2022, with the quarter ended January 1, 2022 being a 13-week quarterly period. Our fiscal 2021 was a 53-week year that ended on July 3, 2021, with the quarter ended December 26, 2020 being a 13-week quarterly period.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounting Policies
The condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2021. There have been no significant changes to our accounting policies during the three and six months ended January 1, 2022.
Business Combination
On November 4, 2021, Lumentum and NeoPhotonics Corporation (“NeoPhotonics”) announced a merger agreement (the “Merger Agreement”). Under the terms of the Merger Agreement, NeoPhotonics stockholders will receive $16.00 per share in cash for each NeoPhotonics share they own. As of January 1, 2022, the estimated total transaction consideration is expected to be approximately $918 million. The cash consideration will be funded from the combined company’s balance sheet.
On January 14, 2022, Lumentum and NeoPhotonics entered into a credit agreement where Lumentum agreed to make delayed draw term loans (“loans”) to NeoPhotonics in an aggregate principal amount not to exceed $50.0 million to help fund capital expenditures and increased working capital associated with NeoPhotonics’ growth plans. The loans will mature on January 14, 2024 unless earlier repaid or accelerated. The loans bear interest at the Wall Street Journal “prime rate”, payable monthly in arrears on the first day of each month. There have not been any drawdown of the loans.
The Merger Agreement contains certain termination rights for both Lumentum and NeoPhotonics and provides that upon termination of the Merger Agreement under specified circumstances (including termination by NeoPhotonics to accept a superior proposal), NeoPhotonics may be required to pay Lumentum a termination fee of $27.5 million. The Merger Agreement further provides that if the Merger Agreement is terminated for failure to obtain antitrust approval, Lumentum may be required to pay NeoPhotonics a termination fee of $55.1 million; and if Lumentum takes certain specified actions, (including entering into any definitive agreement for an acquisition by stock purchase, merger, consolidation, amalgamation, purchase of assets, license or otherwise of any ownership interest or assets of any Person) that cause a material delay in, or results in the failure of, the consummation of the Merger, Lumentum may be required to payNeoPhotonics an additional termination fee of $36.7 million.
The Boards of Directors of Lumentum and NeoPhotonics have unanimously approved the transaction and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, receipt of any required antitrust and regulatory approvals. The transaction was approved by the NeoPhotonics stockholders on February 1, 2022. The transaction is not subject to any financing condition. We expect this transaction to be completed in the second half of calendar year 2022.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is effective for us in our first quarter of fiscal year 2023. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Numerator:
Net income - basic and diluted	$56.7	$83.2	$138.2	$150.3

Denominator:
Weighted average common shares outstanding - basic	72.3	75.6	72.5	75.5
Effect of dilutive securities from stock-based benefit plans	0.5	0.7	0.6	0.8
Shares issuable assuming conversion of the 2024 Notes	2.5	2.1	2.3	2.0
Weighted average common shares outstanding - diluted	75.3	78.4	75.4	78.3

Net income per share:
Basic	$0.78	$1.10	$1.91	$1.99
Diluted	$0.75	$1.06	$1.83	$1.92
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
•The potentially dilutive shares resulting from the 2024 Notes (as defined in Note 9) were included in the calculation of diluted income per share for the three and six months ended January 1, 2022 and December 26, 2020, respectively, since the average price of our common stock exceeded the conversion price of $60.62 in both periods.
Anti-dilutive potential shares are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were less than 0.1 million and 0.4 million for the three and six months ended January 1, 2022. Anti-dilutive shares excluded from the calculation of diluted earnings per share were less than 0.1 million and 0.5 million shares for the three and six months ended December 26, 2020, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
January 1, 2022:
Cash	$212.3	$—	$—	$212.3
Cash equivalents:
Commercial paper	16.0	—	—	16.0
Money market funds	148.7	—	—	148.7
U.S. Treasury securities	175.0	—	—	175.0
Total cash and cash equivalents	$552.0	$—	$—	$552.0
Short-term investments:
Certificates of deposit	$15.4	$—	$—	$15.4
Commercial paper	93.7	—	—	93.7
Corporate debt securities	680.7	0.1	(1.8)	679.0
Municipal bonds	2.0	—	—	2.0
U.S. Agency securities	60.3	—	(0.2)	60.1
U.S. Treasury securities	620.9	—	(0.7)	620.2
Total short-term investments	$1,473.0	$0.1	$(2.7)	$1,470.4

July 3, 2021:
Cash	$128.3	$—	$—	$128.3
Cash equivalents:
Commercial paper	7.5	—	—	7.5
Corporate debt securities	7.0	—	—	7.0
Money market funds	631.5	—	—	631.5
Total cash and cash equivalents	$774.3	$—	$—	$774.3
Short-term investments:
Certificates of deposit	$28.5	$—	$—	$28.5
Commercial paper	136.7	—	—	136.7
Corporate debt securities	626.0	0.3	(0.4)	625.9
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	29.3	—	—	29.3
U.S. Treasury securities	350.3	—	—	350.3
Total short-term investments	$1,171.8	$0.3	$(0.4)	$1,171.7
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended January 1, 2022 and December 26, 2020, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and six months ended January 1, 2022, our other income (expense), net was $1.0 million income and $1.6 million income, respectively, which includes interest and investment income on cash equivalents and short-term investments of $0.6 million and $1.2 million, respectively. During the three and six months ended December 26, 2020, our other income (expense), net was $0.9 million expense and $0.3 million expense, respectively, which includes interest and investment income on cash equivalents and short-term investments of $1.5 million and $3.9 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of January 1, 2022 and July 3, 2021, we recorded interest receivable of $4.4 million and $4.1 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented as there were no such losses.
As of January 1, 2022 and July 3, 2021, the Company does not have any cash equivalents and short-term investments that have been in a continuous unrealized gain or loss position for more than 12 months as of the periods presented. The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in millions):

	Fair Value	Unrealized Losses
January 1, 2022:
U.S. Agency securities	$60.1	(0.2)
Certificates of deposit	3.3	—
Commercial paper	83.7	—
Corporate debt securities	645.9	(1.8)
Municipal bonds	2.0	—
U.S. government bonds	516.3	(0.7)
Total	$1,311.3	$(2.7)

July 3, 2021:
U.S. Agency securities	$28.3	$—
Certificates of deposit	6.0	—
Commercial paper	43.0	—
Corporate debt securities	432.3	(0.4)
Municipal bonds	1.0	—
U.S. government bonds	106.9	—
Total	$617.5	$(0.4)
The following table classifies our short-term investments by contractual maturities (in millions):

	January 1, 2022		July 3, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$850.9	$850.2	$587.0	$587.1
Due in 1 year through 5 years	622.1	620.2	584.8	584.6
	$1,473.0	$1,470.4	$1,171.8	$1,171.7
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
January 1, 2022: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$16.0	$—	$16.0
Money market funds	148.7	—	—	148.7
U.S. Treasury securities	175.0	—	—	175.0
Short-term investments:
Certificates of deposit	—	15.4	—	15.4
Commercial paper	—	93.7	—	93.7
Asset-backed securities	—	—	—	—
Corporate debt securities	—	679.0	—	679.0
Municipal bonds	—	2.0	—	2.0
U.S. Agency securities	—	60.1	—	60.1
U.S. Treasury securities	620.2	—	—	620.2
Total assets	$943.9	$866.2	$—	$1,810.1
(1) Excludes $212.3 million in cash held in our bank accounts as of January 1, 2022.

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
The carrying amounts and estimated fair values of the 2026 Notes and the 2024 Notes are as follows for the periods presented (in millions):

	January 1, 2022		July 3, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2026 Notes	810.3	$1,311.2	$789.8	$1,146.1
2024 Notes	401.0	805.5	390.7	669.3
	$1,211.3	$2,116.7	$1,180.5	$1,815.4
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2021, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the six months ended January 1, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of January 1, 2022 and July 3, 2021, the allowance for credit losses on our trade receivables was $0.2 million and $0.4 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	January 1, 2022	July 3, 2021
Raw materials and purchased parts	$71.6	$64.4
Work in process	86.9	79.0
Finished goods	49.6	53.0
Inventories	$208.1	$196.4
Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	January 1, 2022	July 3, 2021
Operating lease right-of-use assets	$99.7	$87.3
Less: accumulated amortization	(24.6)	(19.9)
Operating lease right-of-use assets, net	$75.1	$67.4
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	January 1, 2022	July 3, 2021
Land	$49.4	$38.2
Buildings and improvement	96.0	92.7
Machinery and equipment	532.9	498.3
Computer equipment and software	30.0	28.6
Furniture and fixtures	8.8	8.8
Leasehold improvements	34.6	33.9
Finance lease right-of-use assets	—	28.1
Construction in progress	37.5	43.4
	789.2	772.0
Less: Accumulated depreciation	(429.6)	(410.9)
Property, plant and equipment, net	$359.6	$361.1
As of January 1, 2022, finance lease assets are fully amortized and there are no outstanding finance lease liabilities.
During the six months ended January 1, 2022, we purchased land and buildings in Thailand and Slovenia with the total fair value of $15.1 million in order to expand our manufacturing capacity.
During the three and six months ended January 1, 2022, we recorded depreciation expense of $20.6 million and $41.0 million, respectively. During the three and six months ended December 26, 2020, we recorded depreciation expense of $23.8 million and $47.6 million, respectively.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other current liabilities
The components of other current liabilities were as follows (in millions):

	January 1, 2022	July 3, 2021
Restructuring accrual and related charges (1)	$0.3	$5.7
Warranty accrual (2)	8.6	5.0
Deferred revenue and customer deposits	—	0.6
Income tax payable (3)	20.5	43.5
Other current liabilities	4.5	3.0
Other current liabilities	$33.9	$57.8
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	January 1, 2022	July 3, 2021
Asset retirement obligations	$4.7	$4.7
Pension and related accrual (1)	10.9	10.8
Unrecognized tax benefit	25.9	23.0
Other non-current liabilities	0.5	2.4
Other non-current liabilities	$42.0	$40.9
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. As of January 1, 2022, the projected benefit obligations, net of plan assets, in Japan, Switzerland and Thailand were $2.9 million, $4.6 million and $3.4 million, respectively. As of July 3, 2021, the projected benefit obligations, net of plan assets, in Japan, Switzerland and Thailand were $2.9 million, $4.8 million and $3.1 million, respectively. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make any updates as necessary.

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
As of January 1, 2022, we sublease certain floors of our offices in the United Kingdom, the United States, Canada and Japan. These subleases will expire at various dates by fiscal year 2023. We anticipate receiving approximately $2.1 million in sublease income over the next two years.
The components of lease costs, lease term and discount rate are as follows:

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
(in millions, except for weighted average data)
Finance lease cost	$—	$0.1	$—	$0.3
Operating lease cost	3.3	3.6	6.7	7.2
Variable lease cost	0.4	0.6	0.8	1.0
Short-term lease cost	0.1	0.6	0.2	1.3
Sublease income	(0.8)	(0.7)	(1.6)	(1.4)
Total lease cost	$3.0	$4.2	$6.1	$8.4

			January 1, 2022	December 26, 2020
Weighted average remaining lease term (in years):
Operating leases			7.3	8.0
Finance leases			—	0.5
Weighted average discount rate (in percentages):
Operating leases			3.2%	3.5%
Finance leases			N/A	4.4%
As of January 1, 2022, finance lease assets are fully amortized and there are no outstanding finance lease liabilities.
As of January 1, 2022, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)
Remainder of 2022	$7.1
2023	13.5
2024	12.9
2025	9.5
2026	7.9
Thereafter	25.3
Total minimum lease payments	$76.2
Less: amount representing interest	(8.1)
Present value of total lease liabilities	$68.1
(1) Non-cancellable sublease proceeds for fiscal 2022 and 2023 of $1.3 million and $0.8 million, respectively, are not included in the table above.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Goodwill and Other Intangible Assets
Goodwill
The following table presents our goodwill balance by reportable segments as of January 1, 2022 and July 3, 2021 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of January 1, 2022 and July 3, 2021	$363.5	$5.4	$368.9
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2021, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three and six months ended January 1, 2022.
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
The following tables present details of our other intangibles as of the periods presented (in millions, except for weighted average remaining amortization period):

January 1, 2022	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(271.3)	$119.0	2.7
Customer relationships	145.0	(65.7)	79.3	4.9
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$560.0	$(361.7)	$198.3

July 3, 2021	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(238.6)	$151.7	3.0
Customer relationships	145.0	(55.5)	89.5	5.4
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$560.0	$(318.8)	$241.2

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Cost of sales	$15.9	$15.0	$31.7	$30.0
Selling, general and administrative	5.6	5.9	11.2	11.6
Total amortization of intangibles	$21.5	$20.9	$42.9	$41.6
Based on the carrying amount of our acquired developed technologies and other intangibles as of January 1, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2022	$42.4
2023	61.9
2024	40.5
2025	27.7
2026	18.1
Thereafter	7.7
Total future amortization	$198.3

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
During the six months ended January 1, 2022, we received conversion requests for less than $0.1 million principal amount of the 2024 Notes, which were settled in cash in the first half of fiscal 2022.
2024 and 2026 Notes
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	January 1, 2022		July 3, 2021
	2024 Notes (1)	2026 Notes (2)	2024 Notes	2026 Notes
Principal	$450.0	$1,050.0	$450.0	$1,050.0
Unamortized debt discount and issuance costs	(49.0)	(239.7)	(59.3)	(260.2)
Net carrying amount of the liability component	$401.0	$810.3	$390.7	$789.8
(1) Since the closing price of our stock exceeded $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of the second quarter of fiscal 2022, the 2024 Notes have become convertible at the option of the holders. Therefore, the debt component of our 2024 Notes as of January 1, 2022 has been classified as current liabilities in our condensed consolidated balance sheet.
(2) If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Contractual interest expense	$1.6	$1.6	$3.2	$3.2
Amortization of the debt discount and debt issuance costs	15.5	14.7	30.8	29.1
Total interest expense	$17.1	$16.3	$34.0	$32.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The future interest and principal payments related to our convertible notes are as follows as of January 1, 2022 (in millions):

Fiscal Years	2024 Notes	2026 Notes	Total
Remainder of 2022	$0.5	$2.7	$3.2
2023	1.1	5.3	6.4
2024	451.1	5.3	456.4
2025	—	5.3	5.3
2026	—	5.3	5.3
Thereafter	—	1,052.4	1,052.4
Total convertible notes payments	$452.7	$1,076.3	$1,529.0

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
The changes in accumulated other comprehensive income (loss) were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 3, 2021	$9.7	$(1.4)	$(0.1)	$8.2
Other comprehensive income	—	—	0.3	0.3
Ending balance as of October 2, 2021	9.7	(1.4)	0.2	8.5
Other comprehensive loss	—	—	(2.3)	(2.3)
Ending balance as of January 1, 2022	$9.7	$(1.4)	$(2.1)	$6.2

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of June 27, 2020	$9.7	$(4.2)	$2.4	$7.9
Other comprehensive loss	—	—	(1.5)	(1.5)
Ending balance as of September 26, 2020	9.7	(4.2)	0.9	6.4
Other comprehensive loss	—	—	(0.4)	(0.4)
Ending balance as of December 26, 2020	$9.7	$(4.2)	$0.5	$6.0
(1) In fiscal 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated.
(2) We re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make any updates as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions.
The following table summarizes the activity of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Balance as of beginning of period	$0.8	$4.4	$5.7	$5.2
Charges (reversals), net	0.1	0.2	(1.0)	0.2
Payments	(0.6)	—	(4.4)	(0.8)
Balance as of end of period	$0.3	$4.6	$0.3	$4.6
During the six months ended January 1, 2022, we recorded a net reversal to our restructuring and related charges of $1.0 million in our condensed consolidated statements of operations which was primarily attributable to lower than anticipated employee severance charges due to retaining and re-assigning certain employees.
During the three and six months ended December 26, 2020, we recorded restructuring and related charges of $0.2 million and $0.2 million, respectively, in our condensed consolidated statements of operations.
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
We recorded a tax provision of $12.4 million and $30.5 million for the three and six months ended January 1, 2022, respectively. Our tax provision for the three months ended January 1, 2022 includes a discrete tax benefit of $2.2 million, primarily related to currency re-measurement of certain tax related accounts and excess tax benefit related to stock-based compensation that vested during the quarter. Our estimated effective tax rate for fiscal 2022 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and U.S. federal R&D tax credits, partially offset by the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation.
As of January 1, 2022, we had $27.2 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.6 million over the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
On November 19, 2021, our stockholders approved amendments to the Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) to (i) increase the number of shares reserved for issuance under the 2015 Plan by an additional 3.0 million shares and (ii) make certain other changes to reflect changes in the law and/or good corporate governance practices.
As of January 1, 2022, we had 2.5 million shares subject to restricted stock units and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units and performance stock units are performance-based, time-based or a combination of both. The fair value of these grants is based on the closing market price of our common stock on the date of award.
As of January 1, 2022, 4.1 million shares of common stock under the 2015 Plan were available for grant.
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
During the six months ended January 1, 2022, our board of directors approved grants of 1.1 million shares which primarily vest over three years.
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
During the six months ended January 1, 2022, our board of directors approved a grant of 0.2 million PSUs with an aggregate grant date fair value of $16.7 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of 3-year revenue targets and certain non-financial performance measurement, as well as service conditions.
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.5 million shares remained available for issuance as of January 1, 2022.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Cost of sales	$5.2	$4.8	$9.8	$8.5
Research and development	5.4	5.1	10.4	9.5
Selling, general and administrative	16.7	14.2	31.9	25.6
Total stock-based compensation	$27.3	$24.1	$52.1	$43.6

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Included in stock-based compensation for the three and six months ended January 1, 2022, is $4.6 million and $9.3 million, respectively, of stock-based compensation costs related to PSUs. Included in stock-based compensation for the three and six months ended December 26, 2020, is $4.1 million and $7.2 million, respectively, of stock-based compensation costs related to PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the years presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Income tax benefit associated with stock-based compensation	$4.2	$3.6	$8.2	$8.8
Approximately $5.3 million and $4.6 million of stock-based compensation was capitalized to inventory as of January 1, 2022 and July 3, 2021, respectively.
Stock Award Activity
The following table summarizes our award activity for the six months ended January 1, 2022 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 3, 2021	1.8	$76.02	0.3	$75.68
Granted	1.1	87.17	0.2	85.70
Vested	(0.7)	74.63	(0.1)	76.89
Canceled	(0.1)	75.74	—	58.62
Balance as of January 1, 2022	2.1	$82.47	0.4	$80.76
As of January 1, 2022, $151.4 million of stock-based compensation cost related to RSU awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 3, 2021	2.3
Authorized	3.0
Granted	(1.3)
Canceled	0.1
Balance as of January 1, 2022	4.1
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and six months ended January 1, 2022 was $0.9 million and $2.1 million, respectively. The 2015 Purchase Plan expense for the three and six months ended December 26, 2020 was $1.2 million and $2.3 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the six months ended January 1, 2022, there were 0.1 million shares issued to employees through the 2015 Purchase Plan. During the six months ended December 26, 2020, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Repurchase and Retirement of Common Stock
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. The buyback program is authorized for 2 years, but may be suspended or terminated by the board of directors at any time. During the six months ended January 1, 2022, we repurchased 1.4 million shares of our common stock at an average price of $84.31 per share for an aggregate purchase price of $121.6 million.
Since the share buyback program was approved by the board of directors, we have repurchased 4.5 million shares in aggregate at an average price of $79.89 per share for a total payment of $362.6 million. All repurchased shares were retired immediately. The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both Lumentum and our stockholders. We recorded the $362.6 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet.

Note 14. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $314.5 million as of January 1, 2022, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Balance as of beginning of period	$5.1	$7.6	$5.0	$5.0
Provision for warranty	3.8	0.2	5.5	4.1
Utilization of reserve	(0.3)	(2.1)	(1.9)	(3.4)
Balance as of end of period	$8.6	$5.7	$8.6	$5.7

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
Oclaro Merger Litigation
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
The remaining Lawsuit (the Karri Lawsuit) currently purports to seek, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees. A lead plaintiff and counsel has been selected, and an amended complaint was filed on April 15, 2019, which also named Lumentum as a defendant. A motion to dismiss the amended complaint was granted in part and denied in part by the court on October 8, 2020. On December 1, 2020, defendants answered the amended complaint. On December 23, 2020, defendants filed a motion for leave to file a motion for reconsideration of the Court’s October 8th order on the motion to dismiss, which was denied on January 29, 2021. On June 22, 2021, the Court granted the parties’ stipulation to dismiss Lumentum as a defendant from the action. On September 17, 2021, lead plaintiff filed a second amended complaint (“SAC”). Defendants moved to stay discovery in light of the SAC, and on January 11, 2022 the Court struck the SAC as untimely, terminated defendants’ motions to dismiss as moot, and lifted the stay. The Karri Lawsuit remains pending with the parties currently in discovery. Defendants intend to defend the Karri Lawsuit vigorously.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NeoPhotonics Merger Litigation
In connection with our planned acquisition of NeoPhotonics Corporation (“NeoPhotonics”) announced in November 2021, ten lawsuits (the “NeoPhotonics Lawsuits”) were filed by purported stockholders of NeoPhotonics challenging the proposed merger (the “NeoPhotonics Merger”). Four of the NeoPhotonics Lawsuits, styled as Elaine Wang v. NeoPhotonics Corporation, et al., No. 1:21-cv-10338, Heather Smith v. NeoPhotonics Corporation, et al., No. 1:21-cv-10698, Matthew Hopkins v. NeoPhotonics Corporation, et al., No. 1:21-cv-10725, and John Ryan v. NeoPhotonics Corporation, et al., No. 1:22-cv-00046, were filed in the United States District Court for the Southern District of New York on December 3, 2021, December 14, 2021, December 15, 2021, and January 4, 2022, respectively. Three of the NeoPhotonics Lawsuits, styled as Mengsheng Ku v. NeoPhotonics Corporation, et al., No. 5:21-cv-09479, Stephen Bushansky v. NeoPhotonics Corporation, et al., No. 5:21-cv-09825, and James Parshall v. NeoPhotonics Corporation, et al., No. 5:22-cv-00055, were filed in the United States District Court for the Northern District of New York on December 8, 2021, December 20, 2021, and January 5, 2022, respectively. One NeoPhotonics Lawsuit, styled as James Hendrickson v. NeoPhotonics Corporation, et al., No. 1:21-cv-06919, was filed in the United States District Court for the Eastern District of New York on December 15, 2021. One NeoPhotonics Lawsuit, styled as Alex Ciccotelli v. NeoPhotonics Corporation, et al., No. 2:21-cv-05611, was filed in the United States District Court for the Eastern District of Pennsylvania on December 23, 2021. One NeoPhotonics Lawsuit, styled as Christopher Taylor v. NeoPhotonics Corporation, et al., No. 1:22-cv-00002, was filed in the United States District Court for the District of Delaware on January 3, 2022.
These ten NeoPhotonics Lawsuits name NeoPhotonics and its directors as defendants and do not name Lumentum.
The NeoPhotonics Lawsuits generally allege, among other things, that NeoPhotonics and its directors violated Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 244.100 by disseminating an incomplete and misleading Preliminary Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2021 regarding the NeoPhotonics Merger. The NeoPhotonics Lawsuits further allege that NeoPhotonics’ directors violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The complaints seek injunctive relief, rescission or rescissory damages, dissemination of a proxy statement that discloses certain information requested by the plaintiffs, and an award of plaintiffs’ costs, including attorneys’ fees and expenses.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. As of January 1, 2022, we did not have any material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net revenue:
OpComms	$397.4	$449.1	$803.4	$877.6
Lasers	49.3	29.7	91.7	53.6
Net revenue	$446.7	$478.8	$895.1	$931.2
Gross profit:
OpComms	$201.8	$241.8	$427.7	$466.6
Lasers	26.2	14.1	47.0	24.5
Total segment gross profit	228.0	255.9	474.7	491.1
Unallocated corporate items:
Stock-based compensation	(5.2)	(4.8)	(9.8)	(8.5)
Amortization of acquired intangibles	(15.9)	(15.0)	(31.7)	(30.0)
Inventory and fixed asset write down due to product line exits	(0.1)	(0.1)	(0.1)	(0.4)
Other (charges) gains (1)	0.7	(6.4)	6.6	(16.9)
Gross profit	$207.5	$229.6	$439.7	$435.3
(1) Other (charges) gains of unallocated corporate items for the six months ended January 1, 2022 primarily relate to $5.9 million gain during the three months ended October 2, 2021 as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
Other (charges) gains of unallocated corporate items for the three and six months ended December 26, 2020 relate to costs of transferring product lines to new production facilities of $0.4 million and $2.5 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $0.8 million and $6.7 million during the three and six months ended December 26, 2020, respectively. In addition, during the three months ended December 26, 2020, we incurred $4.6 million impairment charges associated with excess capacity related to our Fiber laser business.

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

	Three Months Ended				Six Months Ended
	January 1, 2022		December 26, 2020		January 1, 2022		December 26, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$51.0	11.4%	$39.7	8.3%	$79.1	8.8%	$60.0	6.4%
Mexico	38.3	8.6	51.3	10.7	71.3	8.0	91.1	9.8
Other Americas	2.7	0.6	4.0	0.8	4.7	0.5	6.8	0.8
Total Americas	$92.0	20.6%	$95.0	19.8%	$155.1	17.3%	$157.9	17.0%

Asia-Pacific:
Hong Kong	$115.0	25.8%	$148.0	30.9%	$257.3	28.8%	$292.4	31.4%
Philippines	8.9	2.0	40.6	8.5	18.0	2.0	103.4	11.1
South Korea	77.9	17.4	66.0	13.8	183.0	20.4	122.0	13.1
Japan	46.7	10.5	25.9	5.4	92.8	10.4	48.4	5.2
Other Asia-Pacific	77.0	17.2	68.1	14.2	133.9	15.0	137.2	14.7
Total Asia-Pacific	$325.5	72.9%	$348.6	72.8%	$685.0	76.5%	$703.4	75.5%

EMEA	$29.2	6.5%	$35.2	7.4%	$55.0	6.1%	$69.9	7.5%

Total net revenue	$446.7		$478.8		$895.1		$931.2
During the three and six months ended January 1, 2022 compared to the three and six months ended December 26, 2020, net revenue from South Korea and Japan increased and net revenue from Philippines decreased due to changes in our customers’ chosen module integrator for specific new products.
During the three and six months ended January 1, 2022, our net revenue from a single customer, who represented 10% or greater of total net revenue was concentrated with two customers, who collectively accounted for 41% and 46% of our total net revenue, respectively. During the three and six months ended December 26, 2020, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two customers, who collectively accounted for 45% of our total net revenue for each period, respectively.
Our accounts receivable was concentrated with one customer as of January 1, 2022, who represented 11% of gross accounts receivable, compared with two customers as of July 3, 2021, who represented 17% and 14% of gross accounts receivable, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	January 1, 2022	July 3, 2021
Property, plant and equipment, net
United States	$110.0	$116.7
Thailand	104.1	103.9
China	36.8	41.3
Japan	38.1	36.4
Other countries	70.6	62.8
Total property, plant and equipment, net	$359.6	$361.1
We purchase a substantial portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand and Malaysia. During the three and six months ended January 1, 2022, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers, who collectively accounted for 58% and 61% of total net inventory purchases, respectively. During the three and six months ended December 26, 2020, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers, who collectively accounted for 67% and 65% of total net inventory purchases, respectively.

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

	Three Months Ended				Six Months Ended
	January 1, 2022		December 26, 2020		January 1, 2022		December 26, 2020
OpComms:
Telecom and Datacom	$267.1	59.8%	$286.2	59.8%	$483.1	54.0%	$547.5	58.8%
Industrial and Consumer	130.3	29.2	162.9	34.0	320.3	35.8	330.1	35.4
Total OpComms	$397.4	89.0%	$449.1	93.8%	$803.4	89.8%	$877.6	94.2%
Lasers	49.3	11.0%	29.7	6.2%	91.7	10.2	53.6	5.8
Net Revenue	$446.7		$478.8		$895.1		$931.2
Contract Balances
The following table reflects the changes in contract balances as of January 1, 2022 (in millions, except percentages):

Contract balances	Balance sheet location	January 1, 2022	July 3, 2021	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$239.2	$212.8	$26.4	12.4%
Deferred revenue and customer deposits	Other current liabilities	$—	$0.6	$(0.6)	(100.0)%

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

Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, and our proposed merger with NeoPhotonics and the successful integration of NeoPhotonics’s business (including personnel) after closing, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that increase the need for our optical and photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. We expect the accelerating shift to digital and virtual approaches to all aspects of work and life that is driving staggering amounts of data in the world’s networks and cloud datacenters will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new technology challenges that our technology addresses. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser based approaches, including the types of lasers Lumentum supplies. Laser based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Frictionless and contactless biometric security and access control is of increasing focus globally given the world’s experience with the COVID-19 pandemic. Additionally, we expect 3D enabled machine vision solutions to expand significantly in industrial applications in the coming years.
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
Business Combination
On November 4, 2021, Lumentum and NeoPhotonics Corporation (“NeoPhotonics”) announced a merger agreement (the “Merger Agreement”). Under the terms of the Merger Agreement, NeoPhotonics stockholders will receive $16.00 per share in cash for each NeoPhotonics share they own. As of January 1, 2022, the estimated total transaction consideration is expected to be approximately $918.0 million. The cash consideration will be funded from the combined company’s balance sheet.
On January 14, 2022, Lumentum and NeoPhotonics entered into a credit agreement where Lumentum agreed to make delayed draw term loans (“loans”) to NeoPhotonics in an aggregate principal amount not to exceed $50.0 million to help fund capital expenditures and increased working capital associated with NeoPhotonics’ growth plans. The loans will mature on January 14, 2024 unless earlier repaid or accelerated. The loans bear interest at the Wall Street Journal “prime rate”, payble monthly in arrears on the first day of each month. There have not been any drawdown of the loans.
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

The Boards of Directors of Lumentum and NeoPhotonics have unanimously approved the transaction and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, receipt of any required antitrust and regulatory approvals. The transaction was approved by the NeoPhotonics stockholders on February 1, 2022. The transaction is not subject to any financing condition. We expect this transaction to be completed in the second half of calendar year 2022.
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
In the geographies where we have operations, we have, in general and where applicable, been deemed an essential business and been permitted to continue manufacturing and conducting new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. However, the pandemic continues to affect our suppliers and manufacturers who are experiencing component materials and labor shortages. Given the continually evolving situation, it is difficult to predict the magnitude and duration of the impact of the COVID-19 pandemic to our markets, its effects, or precisely when our ability to supply our products will return to full capacity. We are continuing to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees and prospects, or on our financial results for fiscal year 2022.
COVID-19 has also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. These shortages have impacted our ability to meet demand and generate revenue from certain products in early fiscal 2022 and, if our ability to procure needed semiconductor components does not improve, this will impact our ability to supply our products to our customers and may reduce our revenue and profit margin. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may increase in the near term as supplier and customer buffer inventories and safety stocks are exhausted. Due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. These costs have increased our inventory balances as of January 1, 2022 and will decrease our gross margin in the near term. We expect component supply to be a challenge at least through the third quarter of fiscal 2022.
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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Inventory Valuation
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill
On November 4, 2021, we entered into a Merger Agreement with NeoPhotonics, which was unanimously approved by the boards of directors of both companies. The transaction is subject to customary closing conditions and is expected to close in the second half of calendar 2022. We have added Business Combinations and Goodwill to our critical accounting policies and estimates in the second quarter of fiscal 2022.
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 3, 2021 provides a more complete discussion of our critical accounting policies and estimates. Other than our policies on Business Combinations and Goodwill there have been no significant changes to these policies during the six months ended January 1, 2022.
Business Combinations
In accordance with the guidance for business combinations, we determine whether a transaction or event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable using best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Certain estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts to our preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities, whichever is earlier, the adjustments will affect our earnings.
We estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. We test goodwill impairment on an annual basis in the fiscal fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.
We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments. For example, if the price of our common stock were to significantly decrease combined with other adverse changes in market conditions, thus indicating that the underlying fair value of our reporting units may have decreased, we may reassess the value of our goodwill in the period such circumstances were identified.
If we determine that, as a result of the qualitative assessment, it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative test by estimating the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, we record goodwill impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its fair value, not to exceed the carrying amount of goodwill. The fair value of each of our goodwill reporting units is generally estimated using a combination of public company multiples and discounted cash flow methodologies.

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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Segment net revenue:
OpComms	89.0%	93.8%	89.8%	94.2%
Lasers	11.0	6.2	10.2	5.8
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	50.0	48.9	47.3	50.0
Amortization of acquired developed intangibles	3.6	3.1	3.5	3.2
Gross profit	46.5	48.0	49.1	46.7
Operating expenses:
Research and development	11.9	11.0	12.0	11.1
Selling, general and administrative	15.4	12.8	14.8	12.6
Restructuring and related charges	—	—	(0.1)	—
Total operating expenses	27.4	23.9	26.7	23.7
Income from operations	19.1	24.1	22.5	23.0
Interest expense	(3.8)	(3.4)	(3.8)	(3.5)
Other income (expense), net	0.2	(0.2)	0.2	—
Income before income taxes	15.5	20.5	18.8	19.5
Provision for income taxes	2.8	3.1	3.4	3.4
Net income	12.7%	17.4%	15.4%	16.1%

Financial Data for the three and six months ended January 1, 2022 and December 26, 2020
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	January 1, 2022	December 26, 2020	Change	Percentage Change	January 1, 2022	December 26, 2020	Change	Percentage Change
Segment net revenue:
OpComms	$397.4	$449.1	$(51.7)	(11.5)%	$803.4	$877.6	$(74.2)	(8.5)%
Lasers	49.3	29.7	19.6	66.0	91.7	53.6	38.1	71.1
Net revenue	$446.7	$478.8	$(32.1)	(6.7)%	$895.1	$931.2	$(36.1)	(3.9)%

Gross profit	$207.5	$229.6	$(22.1)	(9.6)%	$439.7	$435.3	$4.4	1.0%
Gross margin	46.5%	48.0%			49.1%	46.7%

Research and development	$53.2	$52.8	$0.4	0.8%	$107.3	$103.2	$4.1	4.0%
Percentage of net revenue	11.9%	11.0%			12.0%	11.1%

Selling, general and administrative	$69.0	$61.3	$7.7	12.6%	$132.3	$117.6	$14.7	12.5%
Percentage of net revenue	15.4%	12.8%			14.8%	12.6%

Restructuring and related charges	$0.1	$0.2	$(0.1)	(50.0)%	$(1.0)	$0.2	$(1.2)	N/A
Percentage of net revenue	—%	—%			(0.1)%	—%
Net Revenue
Net revenue decreased by $32.1 million, or 6.7%, during the three months ended January 1, 2022 compared to the three months ended December 26, 2020, due to a $51.7 million decrease in OpComms revenue, offset by a $19.6 million increase in Lasers revenue.
OpComms net revenue decreased by $51.7 million, or 11.5%, during the three months ended January 1, 2022 compared to the three months ended December 26, 2020. Within OpComms, Telecom and Datacom decreased by $19.1 million primarily a result of continued material and component shortages for our Telecom products and lower demand due to continued delays in 5G deployments. Industrial and Consumer decreased by $32.6 million due primarily to the timing of customer product releases.
Lasers net revenue increased by $19.6 million, or 66.0%, during the three months ended January 1, 2022 compared to the three months ended December 26, 2020, primarily due to a return in customer demand for our kilowatt class fiber lasers following the recent recovery in industrial production.
Net revenue decreased by $36.1 million, or 3.9%, during the six months ended January 1, 2022 compared to the six months ended December 26, 2020, due to $74.2 million decrease in OpComms revenue, offset by $38.1 million increase in Lasers revenue.
OpComms net revenue decreased by $74.2 million, or 8.5%, during the six months ended January 1, 2022 compared to the six months ended December 26, 2020. Within OpComms, Telecom and Datacom decreased by $64.4 million primarily a result of continued material and component shortages and lower demand due to continued delays in 5G deployments, partially offset by an increase in revenue for our EML product driven by capacity growth to satisfy demand, as well as revenue increases for 10G Tunable, Coherent Component, and Pump Laser products. Industrial and Consumer decreased by $9.8 million due primarily to delays in customer qualification.
Lasers net revenue increased by $38.1 million, or 71.1%, during the six months ended January 1, 2022 compared to the six months ended December 26, 2020, primarily due to a return in customer demand for our kilowatt class fiber lasers following the COVID-19 disruption in fiscal 2021 and improved production utilization.

During the three and six months ended January 1, 2022, our net revenue from a single customer, which represented 10.0% or greater of total net revenue was concentrated with two customers, who collectively accounted for 41% and 46% of our total net revenue, respectively.
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

	Three Months Ended				Six Months Ended
	January 1, 2022		December 26, 2020		January 1, 2022		December 26, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$51.0	11.4%	$39.7	8.3%	$79.1	8.8%	$60.0	6.4%
Mexico	38.3	8.6	51.3	10.7	71.3	8.0	91.1	9.8
Other Americas	2.7	0.6	4.0	0.8	4.7	0.5	6.8	0.8
Total Americas	$92.0	20.6%	$95.0	19.8%	$155.1	17.3%	$157.9	17.0%

Asia-Pacific:
Hong Kong	$115.0	25.8%	$148.0	30.9%	$257.3	28.8%	$292.4	31.4%
Philippines	8.9	2.0	40.6	8.5	18.0	2.0	103.4	11.1
South Korea	77.9	17.4	66.0	13.8	183.0	20.4	122.0	13.1
Japan	46.7	10.5	25.9	5.4	92.8	10.4	48.4	5.2
Other Asia-Pacific	77.0	17.2	68.1	14.2	133.9	15.0	137.2	14.7
Total Asia-Pacific	$325.5	72.9%	$348.6	72.8%	$685.0	76.5%	$703.4	75.5%

EMEA	$29.2	6.5%	$35.2	7.4%	$55.0	6.1%	$69.9	7.5%

Total net revenue	$446.7		$478.8		$895.1		$931.2
For the three and six months ended January 1, 2022, net revenue from customers outside the United States, based on customer shipping location, represented 88.6% and 91.2% of net revenue, respectively. For the three and six months ended December 26, 2020, net revenue from customers outside the United States, based on customer shipping location, represented 91.7% and 93.6% of net revenue, respectively.
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

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the periods presented (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
OpComms	$201.8	$241.8	50.8%	53.8%	$427.7	$466.6	53.2%	53.2%
Lasers	26.2	14.1	53.1%	47.5%	47.0	24.5	51.3%	45.7%
Segment total	$228.0	$255.9	51.0%	53.4%	$474.7	$491.1	53.0%	52.7%
Unallocated corporate items:
Stock-based compensation	(5.2)	(4.8)			(9.8)	(8.5)
Amortization of acquired intangibles	(15.9)	(15.0)			(31.7)	(30.0)
Inventory and fixed asset write down due to product line exits	(0.1)	(0.1)			(0.1)	(0.4)
Other (charges) gains (1)	0.7	(6.4)			6.6	(16.9)
Total	$207.5	$229.6	46.5%	48.0%	$439.7	$435.3	49.1%	46.7%
(1) Other (charges) gains of unallocated corporate items for the six months ended January 1, 2022 primarily relate to $5.9 million gain during the three months ended October 2, 2021 as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
Other (charges) gains of unallocated corporate items for the three and six months ended December 26, 2020 relate to costs of transferring product lines to new production facilities of $0.4 million and $2.5 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $0.8 million and $6.7 million during the three and six months ended December 26, 2020, respectively. In addition, during the three months ended December 26, 2020, we incurred $4.6 million impairment charges associated with excess capacity related to our Fiber laser business.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended January 1, 2022 decreased to 46.5% from 48.0% for the three months ended December 26, 2020. The decrease was primarily driven by lower gross margin from the OpComms as a result of a less profitable mix of products, including lower sales of higher margin 3D sensing products, and an increase of warranty costs of $4.1 million in Telecom and Datacom during the three months ended January 1, 2022.
Gross margin for the six months ended January 1, 2022 increased to 49.1% from 46.7% for the six months ended December 26, 2020 driven by higher gross margin from the Lasers segment due to the higher manufacturing levels as a result of return in customer demand for our kilowatt class fiber products following the recent recovery in industrial production, and lower excess and obsolete inventory charges, as we took charges during the six months ended December 26, 2020 driven by U.S. trade restrictions and the related decline in demand.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced, and we expect that we may continue to experience disruptions to our and our customers’ businesses that will adversely impact our business, financial condition and results of operations. Due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. These costs have increased our inventory balances as of January 1, 2022 and will decrease our gross margin in the near term.

Segment Gross Margin
OpComms
OpComms gross margin for the three months ended January 1, 2022 decreased to 50.8% from 53.8% for the three months ended December 26, 2020. The decrease was primarily due to a less profitable mix of products, including lower sales of higher margin 3D sensing products, and increase of warranty costs of $4.1 million in Telecom and Datacom during the three months ended January 1, 2022.
OpComms gross margin for the six months ended January 1, 2022 remained flat at 53.2% from 53.2% for the six months ended December 26, 2020.
Lasers
Lasers gross margin for the three months ended January 1, 2022 increased to 53.1% from 47.5% for the three months ended December 26, 2020. The increase was primarily due to the higher manufacturing levels related to the return in customer demand for our kilowatt class fiber products, following the COVID-19 disruption in fiscal 2021
Lasers gross margin for the six months ended January 1, 2022 increased to 51.3% from 45.7% for the six months ended December 26, 2020. The increase was primarily due to the higher manufacturing levels related to the return in customer demand for our kilowatt class fiber products, following the COVID-19 disruption in fiscal 2021.
Research and Development (“R&D”)
R&D expense increased by $0.4 million, or 0.8%, for the three months ended January 1, 2022 compared to the three months ended December 26, 2020, and increased by $4.1 million, or 4.0%, for the six months ended January 1, 2022 compared to the six months ended December 26, 2020. The increase in R&D expense for the six months ended January 1, 2022 was primarily driven by increased payroll and compensation expenses due to additional headcount and increased costs in supplies and tooling for R&D projects.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. Despite the uncertainty related to COVID-19 and the global economic outlook, we plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and we expect our investment in R&D to increase in absolute dollars in future quarters.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $7.7 million, or 12.6%, during the three months ended January 1, 2022 compared to the three months ended December 26, 2020, primarily due to $4.6 million legal and advisory fees related to the pending NeoPhotonics acquisition and $2.3 million of professional service fees related to optimizing our international structure.
SG&A expense increased by $14.7 million, or 12.5%, during the six months ended January 1, 2022 compared to the six months ended December 26, 2020, primarily due to $5.0 million of legal and advisory fees related to the pending NeoPhotonics acquisition and $3.5 million of IT and professional service fees related to optimizing our international structure, $6.3 million increase in share based compensation primarily due to increase in stock price and employee headcount.
From time to time, we incur non-recurring expenses, such as mergers and acquisition-related expenses, which will likely increase our SG&A expenses in the near term and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions.
During the six months ended January 1, 2022, we recorded a net reversal to our restructuring and related charges of $1.0 million, which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.
During the three and six months ended December 26, 2020, we recorded $0.2 million for each period in restructuring and related charges in our condensed consolidated statements of operations.

Interest Expense
For the three months ended January 1, 2022 and December 26, 2020, we recorded interest expense of $17.1 million and $16.3 million, respectively, driven by the amortization of the debt discount and issuance costs of our 2024 Notes and 2026 Notes.
For the six months ended January 1, 2022 and December 26, 2020, we recorded interest expense of $34.0 million and $32.3 million, respectively, driven by the amortization of the debt discount and issuance costs of our 2024 Notes and 2026 Notes.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Foreign exchange gains (losses), net	$0.7	$(2.8)	$0.6	$(5.1)
Interest and investment income	0.6	1.5	1.2	3.9
Other income (expense), net	(0.3)	0.4	(0.2)	0.9
Total other income (expense), net	$1.0	$(0.9)	$1.6	$(0.3)
For the three months ended January 1, 2022, other income (expense), net increased by $1.9 million in income compared to the three months ended December 26, 2020. During the three months ended January 1, 2022, we recorded $3.5 million less in foreign exchange losses as compared to the three months ended December 26, 2020 as a result of more stable exchange rates between the U.S. dollar and certain foreign currencies.
For the six months ended January 1, 2022, other income (expense), net increased by $1.9 million in income as compared to the six months ended December 26, 2020, due to $5.7 million less in foreign exchange losses as a result of more stable exchange rates between the U.S. dollar and certain foreign currencies, offset by a $2.7 million decrease in interest and investment income as a result of our cash equivalent and investments acquired before COVID-19 maturing and being reinvested at lower yielding investments, while our average maturity and liquidity profile remained consistent.
Provision for Income Taxes

(in millions)	Three Months Ended		Six Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Provision for income taxes	$12.4	$14.9	$30.5	$31.4
We recorded a tax provision of $12.4 million and $30.5 million for the three and six months ended January 1, 2022, respectively. Our tax provision for the three months ended January 1, 2022 includes a discrete tax benefit of $2.2 million, primarily related to currency re-measurement of certain tax related accounts and excess tax benefit related to stock-based compensation that vested during the quarter. Our estimated effective tax rate for fiscal 2022 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and U.S. federal R&D tax credits, partially offset by the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation.
Financial Condition
Liquidity and Capital Resources
As of January 1, 2022 and July 3, 2021, our cash and cash equivalents were $552.0 million and $774.3 million, respectively. As of January 1, 2022 and July 3, 2021, our short-term investments of $1,470.4 million and $1,171.7 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, U.S. treasury securities, and Corporate debt securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash outside the United States held by the non-United States entities as of January 1, 2022 and July 3, 2021 was $327.5 million and $113.3 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Canada and Thailand. Although the cash currently held in the United States, as well as the cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of January 1, 2022 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, if market conditions are favorable, we may evaluate alternatives to opportunistically pursue additional financing.
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
•payment of tax obligations; and
•acquisitions, in particular our recently announced acquisition of NeoPhotonics.

The following table summarizes certain of our contractual obligations as of January 1, 2022, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$4.7	$0.1	$1.0	$1.1	$2.5
Operating lease liabilities, including imputed interest (1)	76.2	13.5	24.9	15.7	22.1
Pension plan contributions (2)	0.5	0.5	—	—	—
Purchase obligations (3)	314.5	292.6	21.8	0.1	—
Convertible notes - principal (4)	1,500.0	—	450.0	1,050.0	—
Convertible notes - interest (4)	29.0	6.4	12.1	10.5	—
Total	$1,924.9	$313.1	$509.8	$1,077.4	$24.6
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of January 1, 2022, we expect to receive sublease income of approximately $2.1 million over the next two years. Refer to “Note 7. Leases” in the notes to condensed consolidated financial statements.
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
(4) The amount includes principal and interest payment in cash on our 0.25% Convertible Notes due in 2024 (the “2024 Notes”) through March 2024, and principal and interest on our 0.50% Convertible Notes due in 2026 (the “2026 Notes” and together with the 2024 Notes, the “Notes”) through December 2026. The 2024 Notes have a maturity date of March 15, 2024 and the 2026 Notes have a maturity date of December 15, 2026. The principal balances of our Notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversion. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of January 1, 2022, the debt component of our 2024 Notes of $401.0 million (principal balance of $450.0 million maturing in 2024) is presented in current liabilities in our condensed consolidated balance sheet since our stock price exceeded $78.80 for 20 of the last 30 trading days of the quarter ended January 1, 2022 and the 2024 Notes are convertible at the option of the holders. During the six months ended January 1, 2022, we received conversion requests for less than $0.1 million principal amount of the 2024 Notes, which were settled in cash in the first half of fiscal 2022.
As of January 1, 2022, the debt component of our 2026 Notes of $810.3 million (principal balance of $1,050.0 million maturing in 2026) is presented in non-current liabilities. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.

Share Buyback Program
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. The buyback program is authorized for 2 years but may be suspended or terminated by the board of directors at any time. During the six months ended January 1, 2022, we repurchased 1.4 million shares of our common stock at an average price of $84.31 per share for an aggregate purchase price of $121.6 million.
Since the share buyback program was approved by the board of directors, we have repurchased in aggregate, a total of 4.5 million shares of our common stock at an average price of $79.89 per share for total payment of $362.6 million. All repurchased shares were retired immediately. The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both Lumentum and our stockholders. We recorded the $362.6 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet
Unrecognized Tax Benefits
As of January 1, 2022, our other non-current liabilities also include $25.9 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
As of January 1, 2022, our balance of cash and cash equivalents decreased by $222.3 million, to $552.0 million from $774.3 million as of July 3, 2021. The decrease in cash and cash equivalents during the six months ended January 1, 2022 was due to cash used in investing activities of $345.8 million and cash used in financing activities of $144.9 million, offset by cash provided by operating activities of $268.4 million.
Operating Cash Flow
Cash provided by operating activities was $268.4 million during the six months ended January 1, 2022, which reflects net income of $138.2 million and non-cash items of $168.4 million for the six months ended January 1, 2022, offset by $38.2 million change in operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $26.4 million, and an increase in inventories of $11.0 million.
Cash provided by operating activities was $233.2 million during the six months ended December 26, 2020, which reflects net income of $150.3 million and non-cash items of $170.4 million for the six months ended December 26, 2020, offset by $87.5 million change in operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $43.7 million, an increase in inventories of $16.9 million, and a decrease in accounts payable of $35.8 million.
Investing Cash Flow
Cash used in investing activities of $345.8 million during the six months ended January 1, 2022 was attributable to purchases of short-term investments, net of sales and maturities of $307.8 million, and capital expenditures of $44.0 million, offset by proceeds from the sales of property, plant and equipment of $6.0 million.
Cash used in investing activities of $189.0 million during the six months ended December 26, 2020 was primarily attributable to purchases of short-term investments, net of sales and maturities of $129.8 million, capital expenditures of $50.5 million, and payment for asset acquisition of $10.0 million.
Financing Cash Flow
Cash used in financing activities of $144.9 million during the six months ended January 1, 2022 resulted from the repurchase of shares of our common stock of $126.6 million and tax payments related to net share settlement of restricted stock of $24.9 million, offset by proceeds from employee stock plans of $6.6 million.
Cash used in financing activities of $20.9 million during the six months ended December 26, 2020 resulted primarily from tax payments related to net share settlement of restricted stock of $26.2 million, offset by the proceeds from employee stock plans of $5.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of January 1, 2022 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and related regional shelter-in-place orders are unprecedented events that are continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:
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
•Short-term investment values - an increase in prevailing interest rates occasioned by U.S. Federal monetary policy “tapering” to address supply-induced inflation could lead to a decrease in the value of our investment portfolio.
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
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and six months ended January 1, 2022, we recorded foreign exchange gains, net of $0.7 million and $0.6 million, respectively, and for the three and six months ended December 26, 2020, we recorded foreign exchange losses, net of $2.8 million and $5.1 million, respectively, in the other income (expense), net in the condensed consolidated statements of operations.
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

Interest Rate Fluctuation Risk
As of January 1, 2022, we had cash, cash equivalents, and short-term investments of $2,022.4 million. Cash equivalents and short-term investments are primarily comprised of money market funds, U.S. treasury securities, and Corporate debt securities. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of January 1, 2022, the weighted-average life of our investment portfolio was about eight months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of January 1, 2022, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $10.0 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $5.0 million.
Bank Liquidity Risk
As of January 1, 2022, we had approximately $212.3 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
General economic factors
•the impact of the ongoing COVID-19 pandemic and responsive measures;
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
•defects in our products;
•our international operations;
•our strategic transactions;
•our level of success in accessing new markets and obtaining new customers;
•our implementation strategy for our acquisitions;
•changes in spending levels, demand and customer requirements for our products;

•our international structure;
•fluctuations in foreign currency;
•our ability to hire and retain key personnel;
•the effects of immigration policy on our ability to hire and retain employees;
•our ability to protect our product and proprietary rights;
•our reliance on licensed third-party technology;
•the unpredictability of our results of operations;
•actual or perceived security or privacy breaches or incidents, as well as defects, errors or vulnerabilities in our technology and that of third-party providers;
•factors relating to our intellectual property rights as well as the intellectual property rights of others; and
•merger and acquisition related risks
Regulatory and Legal factors
•our ability to obtain government authorization to export our products;
•our ability to obtain antitrust approvals in connection with certain strategic transactions;
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
Risk related to our Merger with NeoPhotonics
•risks related to regulatory approvals; and
•risks related to the completion of the Merger and integration;
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
As a result of the COVID-19 outbreak around the world, beginning in early February 2020, Lumentum implemented certain measures to limit the spread of the virus, such as travel restrictions, temporarily closed or limited the number of employees permitted onsite in our offices and manufacturing sites in several heavily impacted locations, implementation of vaccination guidelines in accordance with government mandates, and implemented work-from-home rules at most of our facilities. These measures as well as others taken by us and others have caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in the United States, China, Thailand and the United Kingdom. Our ability to continue certain research and development activities has also been limited, which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated. New and potentially more contagious variants of the COVID-19 virus are developing in several countries, including regions in which we have significant operations. If there is any further decline of the situation in countries where we operate or if the current situation persists for an extended period, our employees and operations could be significantly impacted.
In addition, we have experienced disruption and delays with our manufacturing partners, for example in Malaysia, limitations were imposed at certain times on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations. These and other limitations have, in some instances, been reinstated, and could be reinstated again, if the number of COVID-19 cases in particular regions increases and there is considerable uncertainty regarding the duration of such limitations and potential future restrictions, and complexity in ensuring compliance. Our supply chain has been, and continues to be, affected by measures implemented in response to the pandemic and in certain cases, our suppliers have not had the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels, such as the impacts we are experiencing from the shortages in semiconductor components. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations. Further, we have seen delayed deployments of 5G networks, which has harmed and may continue to harm our OpComms revenue. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.
The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility, including increasing levels of inflation in the United States; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides (including the availability and efficacy of treatments and vaccines and the impact of new variants on recovery). In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. The magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains highly dynamic. We have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, we have experienced and are continuing to experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages, in particular semiconductor components, as our vendors have also been facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. The COVID-19 pandemic has also contributed to and exacerbated this strain. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and have resulted in and may continue to result in an increase in accelerated ordering for certain of our products. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers in time. We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products, and in the quantities requested by our customers; however, we continue to experience disruption to our supply chain that could impact our operations. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations.
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

The market for optical communications products in particular has matured over time and these products have increasingly become subject to commoditization. Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we remain reliant on an integrated customer and market approach that anticipates end customer needs as Telecom and Datacom requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for established legacy products. If we fail to continue to develop enhanced or new products that enable us to increase revenues while maintaining consistent margins, or over time are unable to adjust our cost structure to continue to competitively price more mature products, our financial condition and results of operations could be materially and adversely affected.
We rely on a limited number of customers for a significant portion of our sales; and the majority of our customers do not have contractual purchase commitments.
We have consistently relied on a small number of customers for a significant portion of our sales, and in certain of our markets, such as 3D sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, or may experience financial difficulty which affects their ability to pay for products, particularly in light of the impacts of COVID-19 on their businesses and markets, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. Our relationships with large customers may also be harmed to the extent the impacts of the COVID-19 pandemic prevent us from being able to satisfy their orders in a timely manner. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, which could materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
Our ability to sell our products to a significant customer has been restricted.
On August 17, 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. to items produced domestically and abroad from U.S. technology and software. The final rules prevent us from selling certain products to Huawei entities without a license issued subject to the Export Administration Regulations (“EAR”). Further, even if there are products unaffected by the rule or for which we are able to obtain an export license, Huawei may not be able to source products from other suppliers due to the final rules, which could impact Huawei’s demand for our products. We are dependent upon our ability to obtain export licenses, or exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and operating results.
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
The end markets for optical products have experienced significant industry consolidation during the past few years. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include II-VI, Acacia Communications (which was acquired by Cisco in March 2021), Accelink, ams AG, Broadcom Inc., Coherent (which has entered into a merger agreement with II-VI), Fujitsu Optical Components, Furukawa Electric, IPG Photonics, Mitsubishi Electric, MKS Instruments, Molex, Neophotonics (which we have entered into an agreement to acquire), O-Net Communications, Sumitomo Electric Industries, and Trumpf Group. We may not be able to compete successfully against either current or future competitors, particularly, in light of increasing consolidation. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. Additionally, the merger or consolidation of significant competitors, for example, II-VI’s acquisition of Finisar in September of 2019 and its pending acquisition of Coherent, the acquisition of Acacia Communications by Cisco in March 2021, and the acquisition of OSRAM by AMS in December 2019, may result in competitors with greater resources, enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
•the imposition of sanctions on customers in China may cause those customers to seek domestic alternatives to our products, including developing alternatives internally, and our customers demand for our products could be impacted by their inability to obtain other materials subject to sanctions. For example, sanctions on sales to certain parties of U.S. semiconductors and semiconductor equipment has caused a delay in 5G deployment in China while the affected companies seek alternative solutions, which has reduced the demand for our products from some of our Chinese customers;
•varying and potentially conflicting laws and regulations;
•overlapping, differing or more burdensome tax structure and laws;

•potential global or regional recession as a result of the COVID-19 pandemic and related responses of individuals, governments, private industry;
•inflationary pressures that may occur as a result of economic recovery following the COVID-19 pandemic;
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
Additionally, our business is impacted by fluctuations in local economies and currencies. The COVID-19 pandemic and resulting global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and have significant volume of local-currency denominated expenses have seen significant volatility. We expect such volatility to continue, which could negatively impact our results by making our non-U.S. operations more expensive when reported in U.S. dollars, primarily due to the costs of payroll.
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
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, damage caused by natural disasters, or other problems or events beyond our control, including pandemics or widespread health epidemics such as COVID-19, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in regions in Asia, and we would be severely impacted if there were further escalation of COVID-19 or related restrictions imposed by governments or private industry in that region.
We also rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. If operations at these contract manufacturers is adversely impacted, such as by natural disasters, or restrictions due to COVID-19 or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Our ability to control the quality of products produced by contract manufacturers has and may in the future be impaired due to COVID-19 disruptions, and quality issues might not be resolved in a timely manner. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufacturers, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and adversely affect our results of operations, and could harm our existing customer relationships.
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
Additionally, our manufacturing operations and those of our contract manufacturers may be affected by natural disasters such as earthquakes, typhoons, tsunamis, fires and public health crises, including a global pandemic such as COVID-19, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past one of our former contract manufacturers experienced a labor strike which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. There is also an increased focus on corporate social and environmental responsibility in our industry. As a result, a number of our customers may adopt policies that include social and environmental responsibility provisions that their suppliers should comply with. These provisions may be difficult and expensive to comply with, given the complexity of our supply chain. We may be unable to cause our suppliers or contract manufacturers to comply with these provisions which may adversely affect our relationships with customers.
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
We have in the past made several acquisitions, including our acquisition of Oclaro in December 2018, and we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions such as our pending acquisition of NeoPhotonics Corporation (“NeoPhotonics”) pursuant to a merger agreement we entered into in November 2021. As we expand into new markets, we face competition not only from our existing competitors, but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to competition, regulatory requirements or restrictions or other reasons, as occurred with the termination of our merger agreement with Coherent in March 2021. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
•difficulties in integrating acquired technology;
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
We may not be able to realize tax savings from our international structure, which could materially and adversely affect our operating results.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate, increase the U.S. taxation of our international business operations and impose a global minimum tax. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support or have announced a plan to adopt the global minimum tax initiative. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods. Other countries also continue to enact and consider enacting new laws, which could increase our tax obligations, cause us to change the way we do business or our operations or otherwise adversely affect us. The foregoing items could increase our future tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results of operations. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could increase our tax obligations where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a set of internationally accepted tax rules as a part of a Base Erosion and Profit Sharing (BEPS) Project aimed at tax avoidance, and the roll-out of BEPS action steps by various jurisdictions may change aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business.
Our subsidiary in Thailand has been granted certain tax holidays by the Thailand government. If we do not meet the tax holiday requirements, income earned in Thailand will be subject to a higher statutory income tax rate, which may cause our effective tax rate to increase and reduce our liquidity and cash flow.

We are also subject to the continuous examination of our income tax and other returns by the Internal Revenue Service and other tax authorities globally, and we have a number of such reviews underway at any time. It is possible that tax authorities may disagree with certain positions we have taken and an adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. There can be no assurance that the outcomes from such examinations, or changes in tax law or regulation impacting our effective tax rates, will not have an adverse effect on our business, financial condition and results of operations.
Our operating results may be subject to volatility due to fluctuations in foreign currency.
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in the U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-U.S. manufacturing footprint has expanded. In addition to the acquisition of Oclaro, which increased our non-U.S. manufacturing footprint, we continue to look for opportunities to leverage the lower cost of non-U.S. manufacturing, including the United Kingdom, Thailand, and Japan. While these geographies are lower cost than the U.S. and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-U.S. manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. The COVID-19 pandemic has had a significant impact on the exchange markets, which heightened this risk, and we expect this higher level of volatility in foreign exchange markets will likely continue.
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
Our business depends significantly on effective and efficient information management systems, and the reliability and security of our information technology infrastructure are essential to the operation, health and expansion of our business. For example, the information gathered and processed by our information management systems assists us in managing our supply chain, financial reporting, monitoring customer accounts, and protecting our proprietary and confidential business information, plans, trade secrets, and intellectual property, among other things. In addition, these systems may also contain personal data or other confidential or otherwise protected information about our employees, our customers’ employees, or other business partners. We must continue to expand and update this infrastructure in response to our changing requirements as well as evolving security standards and risks.
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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access or acquisition of confidential information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. During the COVID-19 pandemic, the internet has experienced an increase in cyber threats in the form of phishing emails, malware attachments and malicious websites. While we work to safeguard our internal network systems and validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent future cyber-attacks or security breaches. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent while our workforce is distributed following shelter-in-place orders particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems. Further, a breach of our information technology infrastructure or those of our third-party service providers could result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access to, or unauthorized use, acquisition, disclosure, or other processing of such information, and any actual or perceived security breach or incident could cause significant damage to our reputation and adversely impact our relationships with our customers. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary and confidential information.

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

Adverse changes to and uncertainty in the global economy, particularly in light of the impacts of COVID-19 and a potential global recession may lead to decreased demand for our products, revenue fluctuations, and increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Declines or uncertainty in particular geographic regions, such as China or Europe, may impact IT-related spending generally, and consequently may lead to lower growth or a decline in our markets. The loss or delay of orders from any of our significant customers could cause our revenue and profitability to suffer. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions may lead to increased costs or may harm our ability to meet customer demand, which would harm our ability to recognize revenue as well as our margins. If economic conditions deteriorate or remain uncertain, our financial condition and results of operations would likely be materially and adversely impacted.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and Nasdaq listing requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant time and operational resources, including accounting-related costs and significant management oversight.
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
Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider, enterprise and commercial laser markets, is limited and competition for such individuals is intense. Also, as a result of COVID-19, employees in our industries are increasingly able to work remotely, which has increased employee mobility and turnover, making it difficult for us to retain or hire employees. In addition, government requirements intended to mitigate the impact of the pandemic, including mandates that require employees to be vaccinated or be tested regularly, may lead to increased challenges in meeting labor needs, inefficiencies related to employee turnover, and costs associated with implementation and ongoing compliance. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products.
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
If the 2024 Notes or the 2026 Notes are converted by holders of such series, we have the ability under the applicable indenture to deliver cash, common stock, or any combination of cash or common stock, at our election upon conversion of the applicable series of convertible notes. If we elect to deliver common stock upon conversion of the 2024 Notes or the 2026 Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the 2024 Notes or the 2026 Notes may engage in short selling to hedge their position in the convertible notes. Anticipated future conversions of the 2024 Notes or 2026 Notes into shares of our common stock could depress the price of our common stock.
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
We are subject to the provisions of Section 203 of the Delaware General Corporate Law which prohibits us, under some circumstances, from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions providing for the limitations of liability and indemnification of our directors and officers, allowing vacancies on our board of directors to be filled by the vote of a majority of the remaining directors, granting our board of directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as “blank check preferred”) and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders, which may only be called by the chairman of the board of directors, the chief executive officer or the board of directors. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control or changes in our management.

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
Risks Related to Our Proposed Acquisition
Our proposed acquisition of NeoPhotonics may not be completed, which could negatively affect our share price and our future business and financial results.
On November 4, 2021, we announced that we signed a merger agreement to acquire NeoPhotonics. Our and NeoPhotonics’ obligations to consummate the merger with NeoPhotonics (the “Merger”) are subject to the satisfaction or waiver of certain conditions. These conditions include, among other customary conditions, adoption by NeoPhotonics stockholders of the Merger Agreement, no action being taken by any governmental entity having jurisdiction enjoining or otherwise prohibiting consummation of the Merger or instituting proceedings seeking the same, no law having been passed by any governmental entity making the consummation of the Merger illegal, receipt of certain specified regulatory approvals in the United States and China, accuracy of representations and warranties of the parties to the applicable standard provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a material adverse effect on us or NeoPhotonics, and compliance by the parties with their covenants in the Merger Agreement in all material respects.
In addition, if the Merger is not completed on or before 5:00 p.m. Pacific Time on August 4, 2022 (subject to two potential extensions to November 4, 2022 and February 4, 2023, respectively), either we or NeoPhotonics may choose to terminate the Merger Agreement. We or NeoPhotonics may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing of the Merger, before or after the Merger has been approved by NeoPhotonics’ stockholders, as applicable.
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
• a failure to complete the Merger may result in negative publicity and a negative perception of us in the investment community, which could negatively impact our stock price; and
• any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, partners or employees, may continue to intensify in the event the Merger is not consummated.

The Merger is subject to the expiration of applicable waiting periods under, and the receipt of approvals, consents or clearances from, foreign antitrust regulatory authorities in China that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained under the antitrust laws of China. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), we and NeoPhotonics made pre-merger notification filings and the statutory waiting period expired on January 20, 2022 at 11:59p.m. Eastern Time. Other regulatory approvals required in connection with the Merger may not be obtained or may contain materially burdensome conditions. If any such conditions or changes to the structure of the Merger are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the Merger or reducing our anticipated benefits. If we agree to any material conditions in order to obtain any approvals required to complete the Merger, the terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business, any of which may adversely affect our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Merger.
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
If the Merger is completed, we will be required to devote significant management attention and resources to integrating the business practices and operations of NeoPhotonics with our business. Due to legal restrictions, we and NeoPhotonics have only been able to conduct limited planning regarding the integration of NeoPhotonics into our business after completion of the Merger and we have not yet determined the exact nature of how the businesses and operations of NeoPhotonics will be run following the Merger. Potential difficulties we may encounter as part of the integration process include those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, controls, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.
In connection with the Merger, we have agreed to pay a total transaction price of approximately $918 million from the combined company’s balance sheet. The use of a significant portion of our cash will reduce our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our due diligence review of NeoPhotonics in connection with the Merger may not have discovered undisclosed liabilities of NeoPhotonics. If NeoPhotonics has undisclosed liabilities, Lumentum as a successor owner may be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on our business and results of operations and may adversely affect the value of our common stock after the consummation of the Merger.
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
Failure to realize the benefits expected from the Merger could adversely affect the value of our common stock.
Although we expect significant benefits to result from the Merger, there can be no assurance that we will actually realize any of them. Achieving these benefits will depend, in part, on our ability to integrate NeoPhotonics’ business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:

• preserving customer and other important relationships of NeoPhotonics;
• managing effectively a new business;
• integrating financial forecasting and controls, procedures and reporting cycles;
• consolidating and integrating corporate, information technology, finance and administrative infrastructures;
• coordinating sales and marketing efforts to effectively position our capabilities;
• coordinating and integrating operations in countries in which we have not previously operated; and
• integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the Merger and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results. The successful integration of the NeoPhotonics business will require significant management attention both before and after the completion of the Merger and may divert the attention of management from our business and operational issues.
Litigation has arisen in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.
Lawsuits have been filed challenging our planned acquisition of NeoPhotonics. While none of those lawsuits names Lumentum, NeoPhotonics stockholders may file additional lawsuits challenging the Merger, which may name NeoPhotonics, Lumentum, members of the NeoPhotonics board of directors, members of the Lumentum board of directors and/or other defendants. No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending against, or any other liabilities that may be incurred in connection with the litigation of, such claims.
Furthermore, one of the conditions to the completion of the Merger is that no injunction by any governmental body of competent jurisdiction will be in effect that prevents the consummation of the Merger. As such, if any of the plaintiffs is successful in obtaining an injunction preventing the consummation of the Merger, that injunction may prevent the Merger from becoming effective or from becoming effective within the expected time frame.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities related to the 2021 share buyback program for the three months ended January 1, 2022 (in millions, except share and per share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs
October 3, 2021 to October 30, 2021	—	$—	—	$367.3
October 31, 2021 to November 27, 2021	60,000	$85.27	60,000	$362.2
November 28, 2021 to January 1, 2022	270,000	$91.73	270,000	$337.4
Total	330,000	$90.55	330,000	$337.4
(1) On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock in open market or in privately negotiated transactions. The buyback program is authorized for 2 years but may be suspended or terminated by the board of directors at any time.

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of November 3, 2021, by and among Lumentum Holdings Inc., Neptune Merger Sub, Inc. and NeoPhotonics Corporation	8-K	2.1	11/5/2021
10.1	2015 Equity Incentive Plan, as Amended and Restated November 19, 2021	8-K	10.1	11/23/2021
31.1
Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended January 1, 2022 and December 26, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 1, 2022 and December 26, 2020; (iii) Condensed Consolidated Balance Sheets as of January 1, 2022 and July 3, 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended January 1, 2022 and December 26, 2020; (v) Condensed Consolidated Statements of Cash Flows for the six months ended January 1, 2022 and December 26, 2020, and (vi) Notes to the Consolidated Financial Statements.				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X
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

LUMENTUM HOLDINGS INC.

Date:	February 3, 2022	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer