Form 10-Q
period 2022-04-02
Lumentum Holdings Inc.
filed 2022-05-04
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2022, the Registrant had 69.0 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net revenue	$395.4	$419.5	$1,290.5	$1,350.7
Cost of sales	212.6	218.7	636.3	684.6
Amortization of acquired developed intangibles	15.6	15.8	47.3	45.8
Gross profit	167.2	185.0	606.9	620.3
Operating expenses:
Research and development	56.7	57.2	164.0	160.4
Selling, general and administrative	63.8	65.5	196.1	183.1
Restructuring and related charges	(0.1)	2.9	(1.1)	3.1
Merger termination fee and related costs, net	—	(207.5)	—	(207.5)
Total operating expenses	120.4	(81.9)	359.0	139.1
Income from operations	46.8	266.9	247.9	481.2
Interest expense	(19.7)	(16.4)	(53.7)	(48.7)
Other income (expense), net	2.2	2.4	3.8	2.1
Income before income taxes	29.3	252.9	198.0	434.6
Provision for income taxes	3.3	27.4	33.8	58.8
Net income	$26.0	$225.5	$164.2	$375.8

Net income per share:
Basic	$0.37	$2.97	$2.28	$4.97
Diluted	$0.35	$2.85	$2.19	$4.78

Shares used to compute net income per share:
Basic	71.0	75.8	72.0	75.6
Diluted	74.5	79.2	75.1	78.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income	$26.0	$225.5	$164.2	$375.8
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities	(6.9)	(0.3)	(8.9)	(2.2)
Net change in defined benefit obligations	(0.5)	—	(0.5)	—
Other comprehensive loss, net of tax	(7.4)	(0.3)	(9.4)	(2.2)
Comprehensive income, net of tax	$18.6	$225.2	$154.8	$373.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 2, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,130.3	$774.3
Short-term investments	1,433.8	1,171.7
Accounts receivable, net	242.2	212.8
Inventories	224.0	196.4
Prepayments and other current assets	70.3	81.6
Total current assets	3,100.6	2,436.8
Property, plant and equipment, net	356.4	361.1
Operating lease right-of-use assets, net	74.3	67.4
Goodwill	368.9	368.9
Other intangible assets, net	176.9	241.2
Deferred tax asset	19.7	72.9
Other non-current assets	36.7	3.3
Total assets	$4,133.5	$3,551.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126.8	$116.9
Accrued payroll and related expenses	47.5	54.3
Accrued expenses	36.7	33.1
Convertible notes, current	406.1	390.7
Operating lease liabilities, current	12.0	11.8
Other current liabilities	31.6	57.8
Total current liabilities	660.7	664.6
Convertible notes, non-current	1,447.6	789.8
Operating lease liabilities, non-current	52.8	47.6
Deferred tax liability	17.5	35.9
Other non-current liabilities	42.8	40.9
Total liabilities	2,221.4	1,578.8
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 69.1 and 73.0 shares issued and outstanding as of April 2, 2022 and July 3, 2021, respectively	0.1	0.1
Additional paid-in capital	1,973.7	1,743.6
Retained earnings (accumulated deficit)	(60.5)	220.9
Accumulated other comprehensive income (loss)	(1.2)	8.2
Total stockholders’ equity	1,912.1	1,972.8
Total liabilities and stockholders’ equity	$4,133.5	$3,551.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated) Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of July 3, 2021	73.0	$0.1	$1,743.6	$220.9	$8.2	$1,972.8
Net income	—	—	—	81.5	—	81.5
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(16.6)	—	—	(16.6)
Repurchases of common stock	(1.1)			(91.7)		(91.7)
Stock-based compensation	—	—	25.1	—	—	25.1
Balance as of October 2, 2021	72.3	$0.1	$1,752.1	$210.7	$8.5	$1,971.4
Net income	—	—	—	56.7	—	56.7
Other comprehensive loss	—	—	—	—	(2.3)	(2.3)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(8.3)	—	—	(8.3)
ESPP shares issued	0.1	—	6.6	—	—	6.6
Repurchases of common stock	(0.3)	—	—	(29.9)	—	(29.9)
Stock-based compensation	—	—	27.7	—	—	27.7
Balance as of January 1, 2022	72.2	$0.1	$1,778.1	$237.5	$6.2	$2,021.9
Net income	—	—	—	26.0	—	26.0
Other comprehensive income	—	—	—	—	(7.4)	(7.4)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(7.9)	—	—	(7.9)
Equity component of the 2028 Notes, net of tax of $49.5 million and issuance costs of $1.9 million			179.8			179.8
Repurchases of common stock	(3.3)			(324.0)		(324.0)
Stock-based compensation	—	—	23.7	—	—	23.7
Balance as of April 2, 2022	69.1	$0.1	$1,973.7	$(60.5)	$(1.2)	$1,912.1

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount		Retained Earnings
Balance as of June 27, 2020	75.1	$0.1	$1,676.6	$64.6	$7.9	$1,749.2
Net income	—	—	—	67.1	—	67.1
Other comprehensive loss	—	—	—	—	(1.5)	(1.5)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(19.1)	—	—	(19.1)
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	20.3	—	—	20.3
Balance as of September 26, 2020	75.5	$0.1	$1,677.9	$131.7	$6.4	$1,816.1
Net income	—	—	—	83.2	—	83.2
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(7.1)	—	—	(7.1)
ESPP shares issued	0.1	—	5.5	—	—	5.5
Stock-based compensation	—	—	24.6	—	—	24.6
Balance as of December 26, 2020	75.7	$0.1	$1,700.9	$214.9	$6.0	$1,921.9
Net income	—	—	—	225.5	—	225.5
Other comprehensive loss	—	—	—	—	(0.3)	(0.3)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(7.6)	—	—	(7.6)
Exercise of stock options	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	25.4	—	—	25.4
Balance as of April 3, 2021	75.8	$0.1	$1,718.8	$440.4	$5.7	$2,165.0

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 2, 2022		April 3, 2021
OPERATING ACTIVITIES:
Net income	$164.2		$375.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	61.2		70.4
Stock-based compensation	75.4		68.7
Gain on sale of product lines	—		(0.5)
Amortization of acquired intangibles	64.3		63.6
(Gain) loss on sales and dispositions of property, plant and equipment	(4.3)		5.4
Amortization of debt discount and debt issuance costs	48.6		43.9
Other non-cash expense	9.5		7.3
Changes in operating assets and liabilities:
Accounts receivable	(29.4)		8.2
Inventories	(26.5)		(20.2)
Operating lease right-of-use assets, net	(6.9)		8.4
Prepayments and other current and non-currents assets	(8.2)		(5.6)
Income taxes, net	(20.2)		28.2
Accounts payable	14.3		(41.6)
Accrued payroll and related expenses	(6.8)		(7.5)
Operating lease liabilities	5.4		(6.1)
Accrued expenses and other current and non-current liabilities	4.4		16.1
Net cash provided by operating activities	345.0		614.5
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(62.6)		(66.4)
Payment for asset acquisition	—		(10.0)
Proceeds from sale of product lines	—		1.3
Purchases of short-term investments	(946.8)		(1,515.7)
Proceeds from maturities and sales of short-term investments	664.0	$—	1,394.5
Term loan funding provided to NeoPhotonics	(30.0)		—
Proceeds from the sales of property, plant and equipment	6.4		—
Net cash used in investing activities	(369.0)		(196.3)
FINANCING ACTIVITIES:
Repurchase of common stock	(448.6)		—
Proceeds from the issuance of 0.50% Convertible Notes due 2028, net of issuance costs	854.8		—
Payment of withholding taxes related to net share settlement of restricted stock units	(32.8)		(33.8)
Proceeds from employee stock plans	6.6		5.5
Principal payments on finance leases	—		(0.4)
Proceeds from the exercise of stock options	—		0.2
Net cash provided by (used in) financing activities	380.0		(28.5)
Increase in cash and cash equivalents	356.0		389.7
Cash and cash equivalents at beginning of period	774.3		298.0
Cash and cash equivalents at end of period	$1,130.3		$687.7

Supplemental disclosure of cash flow information:
Cash paid for taxes	$53.8		$30.9

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Cash paid for interest	3.8	3.8

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	6.2	6.7
Repurchase of common stock pending settlement	2.1	—
Issuance costs in current liabilities	0.7	—
Right-of-use assets obtained in exchange for new operating lease liabilities	13.7	1.4

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products defined by revenue and market share addressing a range of end market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology, and our volume manufacturing capability, to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including 3D sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers tend to be original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that network equipment manufacturers (“NEMs”) assemble into communications networking systems, which they sell to communications service providers, hyperscale cloud operators, and enterprises with their own networks. Similarly, many of our Lasers products customers incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For 3D sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications, including to the automotive industry, who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Operating results for the quarter ended April 2, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2022. In the opinion of the Company’s management, the information presented herein reflects all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows.
Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, long-lived asset valuation, goodwill and business combination.
We are now in the third year of the COVID-19 pandemic, and while the impact of the pandemic is lessening, new variants are causing continued concern. As these variants continue to emerge, efforts to mitigate or contain the impacts of the pandemic continue to evolve, and the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the pandemic and its variants, duration of local, state and federal issued public health orders in each jurisdiction where we operate or in which our customers and suppliers operate, impact on our customers and our sales cycles, impact on our supply chain and manufacturing partners, impact on our employees and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and cannot be predicted. We assessed the potential impact that this pandemic has on our estimates as of April 2, 2022 and determined that there were no material impacts. However, due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to fulfill demand from our customers. These higher costs have increased our inventory balances as of April 2, 2022 and may decrease our gross margin in the near term.
We are also continuously monitoring developments in the ongoing conflict between Russia and Ukraine including the related export controls and resulting sanctions imposed on Russia by the U.S. and other countries. Additional factors such as increased inflation, escalating energy costs, constrained raw material availability, and thus increasing costs could impact the global economy. Although the global implications of the Russian/Ukraine conflict are difficult to predict at this time, we do not presently foresee direct material adverse effects upon our business.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2022 is a 52-week year ending on July 2, 2022, with the quarter ended April 2, 2022 being a 13-week quarterly period. Our fiscal 2021 was a 53-week year that ended on July 3, 2021, with the quarter ended April 3, 2021 being a 14-week quarterly period.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification of the prior period amounts did not impact previously reported condensed consolidated financial statements.
Accounting Policies
The condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2021. There have been no significant changes to our accounting policies during the three and nine months ended April 2, 2022.
Business Combination
On November 4, 2021, Lumentum and NeoPhotonics Corporation (“NeoPhotonics”) announced a merger agreement (the “Merger Agreement”) pursuant to which Lumentum will acquire all outstanding shares of NeoPhotonics stock. Under the terms of the Merger Agreement, NeoPhotonics stockholders will receive $16.00 per share in cash for each NeoPhotonics share they own. As of April 2, 2022, the estimated total transaction consideration is expected to be approximately $918 million. The cash consideration will be funded from the combined company’s balance sheet.
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
The Boards of Directors of Lumentum and NeoPhotonics have unanimously approved the transaction and the Merger Agreement. On January 21, 2022, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the proposed acquisition. The transaction is subject to customary closing conditions, including the absence of certain legal impediments and receipt of any required antitrust and regulatory approvals. The transaction was approved by the NeoPhotonics stockholders on February 1, 2022. The transaction is not subject to any financing condition. We expect this transaction to be completed in the second half of calendar year 2022.
In connection with the Merger Agreement, on January 14, 2022, Lumentum and NeoPhotonics entered into a credit agreement where Lumentum agreed to make term loans (“loans”) to NeoPhotonics in an aggregate principal amount not to exceed $50.0 million to help fund capital expenditures and increased working capital associated with NeoPhotonics’ growth plans. During the three months ended April 2, 2022, the Company funded a $30.0 million loan request to NeoPhotonics, which bears interest at the Wall Street Journal “prime rate,” which was 3.5% as of April 2, 2022. The interest is payable monthly in arrears on the first day of each month. The loans will mature on January 14, 2024 unless earlier repaid or accelerated.
Termination of Coherent Merger Agreement
On January 18, 2021, Lumentum and Coherent, Inc. (“Coherent”) entered into a merger agreement, under which Lumentum would acquire all outstanding shares of Coherent common stock. As of the date of the merger agreement, the total transaction consideration was approximately $5.7 billion. In March 2021, Coherent terminated the merger agreement and paid

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Lumentum a termination fee of $217.6 million in accordance with the merger agreement. This gain was offset by $10.1 million of acquisition related expenses and the net amount is presented as “merger termination fee and related costs, net” in our condensed consolidated statements of operations for the three and nine months ended April 3, 2021.
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for us at the beginning of fiscal year 2022, including interim periods within that reporting period. We adopted ASU 2019-12 in our first quarter of fiscal year 2022 on a prospective basis with no material impact to our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. This ASU is expected to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 is effective for us in our first quarter of fiscal year 2024. The impact of the adoption of ASU 2021-08 will depend on the contract assets and liabilities acquired in a business combination after that date, unless early adopted.
In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 is effective for us in our first quarter of fiscal year 2023. We intend to adopt ASU 2020-06 on a modified retrospective basis. ASU 2020-06 will impact our accounting treatment for our convertible notes (as defined in Note 9). We currently separate our convertible notes into their liability and equity components. Following our adoption of ASU 2020-06, the previously bifurcated equity component may be recombined with the liability component, resulting in a single liability classified instrument. The carrying value of our convertible notes at transition will be determined by recalculating the basis of the convertible notes as if the convertible notes had not been bifurcated at issuance. Issuance costs related to the convertible notes that was initially allocated to the equity component will be reclassified from additional paid-in capital to the liability component, and the amortization of the debt issuance and debt discount will be recalculated through the transition date. The adoption of this guidance will result in a reduction in our additional paid-in capital, an increase in our convertible note liability balance, and a reduction to our accumulated deficit as of the transition date. In addition, we estimate that our diluted share count will increase and interest expense will decrease upon adoption of this standard.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Numerator:
Net income - basic and diluted	$26.0	$225.5	$164.2	$375.8

Denominator:
Weighted average common shares outstanding - basic	71.0	75.8	72.0	75.6
Effect of dilutive securities from stock-based benefit plans	0.7	0.8	0.6	0.8
Shares issuable assuming conversion of the 2024 Notes	2.8	2.6	2.5	2.2
Weighted average common shares outstanding - diluted	74.5	79.2	75.1	78.6

Net income per share:
Basic	$0.37	$2.97	$2.28	$4.97
Diluted	$0.35	$2.85	$2.19	$4.78
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
•The 2026 Notes and the 2028 Notes will have no impact on diluted earnings per share until the average price of our common stock exceeds the conversion price of $99.29 and $131.03, respectively.
•The potentially dilutive shares resulting from the 2024 Notes were included in the calculation of diluted income per share for the three and nine months ended April 2, 2022 and April 3, 2021, respectively, since the average price of our common stock exceeded the conversion price of $60.62 in all periods.
Anti-dilutive potential shares are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were less than 0.1 million for each of the three and nine months ended April 2, 2022. Anti-dilutive shares excluded from the calculation of diluted earnings per share were less than 0.1 million and 0.5 million shares for the three and nine months ended April 3, 2021, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 2, 2022:
Cash	$149.4	$—	$—	$149.4
Cash equivalents:
Commercial paper	291.9	—	—	291.9
Corporate debt securities	10.2	—	—	10.2
Money market funds	178.4	—	—	178.4
U.S. Treasury securities	500.4	—	—	500.4
Total cash and cash equivalents	$1,130.3	$—	$—	$1,130.3
Short-term investments:
Certificates of deposit	$11.3	$—	$—	$11.3
Commercial paper	99.4	—	(0.1)	99.3
Corporate debt securities	649.7	—	(6.6)	643.1
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	65.2	—	(1.2)	64.0
U.S. Treasury securities	618.5	0.1	(3.5)	615.1
Total short-term investments	$1,445.1	$0.1	$(11.4)	$1,433.8

July 3, 2021:
Cash	$128.3	$—	$—	$128.3
Cash equivalents:
Commercial paper	7.5	—	—	7.5
Corporate debt securities	7.0	—	—	7.0
Money market funds	631.5	—	—	631.5
Total cash and cash equivalents	$774.3	$—	$—	$774.3
Short-term investments:
Certificates of deposit	$28.5	$—	$—	$28.5
Commercial paper	136.7	—	—	136.7
Corporate debt securities	626.0	0.3	(0.4)	625.9
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	29.3	—	—	29.3
U.S. Treasury securities	350.3	—	—	350.3
Total short-term investments	$1,171.8	$0.3	$(0.4)	$1,171.7
We review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its cost basis. We have not recorded our unrealized losses on our short-term investments into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended April 2, 2022 and April 3, 2021, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and nine months ended April 2, 2022, our other income (expense), net was $2.2 million income and $3.8 million income, respectively, which includes interest and investment income on cash equivalents and short-term investments of $1.1 million and $2.3 million, respectively. During the three and nine months ended April 3, 2021, our other income (expense), net was $2.4 million and $2.1 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $1.0 million and $4.9 million, respectively.
As of April 2, 2022 and July 3, 2021, we recorded interest receivables of $4.1 million and $4.1 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented as there were no such losses.
As of April 2, 2022 and July 3, 2021, the Company does not have any cash equivalents and short-term investments that have been in a continuous unrealized gain or loss position for more than 12 months as of the periods presented. The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in millions):

	Fair Value	Unrealized Losses
April 2, 2022:
U.S. Agency securities	$64.0	(1.2)
Certificates of deposit	11.3	—
Commercial paper	253.3	(0.1)
Corporate debt securities	639.3	(6.6)
Municipal bonds	1.0	—
U.S. government bonds	566.3	(3.5)
Total	$1,535.2	$(11.4)

July 3, 2021:
U.S. Agency securities	$28.3	$—
Certificates of deposit	6.0	—
Commercial paper	43.0	—
Corporate debt securities	432.3	(0.4)
Municipal bonds	1.0	—
U.S. government bonds	106.9	—
Total	$617.5	$(0.4)
The following table classifies our short-term investments by contractual maturities (in millions):

	April 2, 2022		July 3, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$1,044.6	$1,039.1	$587.0	$587.1
Due in 1 year through 5 years	400.5	394.7	584.8	584.6
	$1,445.1	$1,433.8	$1,171.8	$1,171.7
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
April 2, 2022: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$291.9	$—	$291.9
Corporate debt securities	—	10.2	—	10.2
Money market funds	178.4	—	—	178.4
U.S. Treasury securities	500.4	—	—	500.4
Short-term investments:
Certificates of deposit	—	11.3	—	11.3
Commercial paper	—	99.3	—	99.3
Corporate debt securities	—	643.1	—	643.1
Municipal bonds	—	1.0	—	1.0
U.S. Agency securities	—	64.0	—	64.0
U.S. Treasury securities	615.1	—	—	615.1
Total assets	$1,293.9	$1,120.8	$—	$2,414.7
(1) Excludes $149.4 million in cash held in our bank accounts as of April 2, 2022.

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the 2028 Notes, 2026 Notes and the 2024 Notes. The estimated fair value of the notes was determined based on the trading price of the notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying amounts and estimated fair values of the 2028 Notes, 2026 Notes and the 2024 Notes are as follows for the periods presented (in millions):

	April 2, 2022		July 3, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2028 Notes	$626.8	$831.3	$—	$—
2026 Notes	820.8	1,208.0	789.8	1,146.1
2024 Notes	406.1	728.4	390.7	669.3
	$1,853.7	$2,767.7	$1,180.5	$1,815.4
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2021, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the nine months ended April 2, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of April 2, 2022 and July 3, 2021, the allowance for credit losses on our trade receivables was $0.2 million and $0.4 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	April 2, 2022	July 3, 2021
Raw materials and purchased parts	$78.0	$64.4
Work in process	99.8	79.0
Finished goods	46.2	53.0
Inventories	$224.0	$196.4
Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	April 2, 2022	July 3, 2021
Operating lease right-of-use assets	$101.0	$87.3
Less: accumulated amortization	(26.7)	(19.9)
Operating lease right-of-use assets, net	$74.3	$67.4
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	April 2, 2022	July 3, 2021
Land	$49.4	$38.2
Buildings and improvement	98.9	92.7
Machinery and equipment	535.8	498.3
Computer equipment and software	31.0	28.6
Furniture and fixtures	8.8	8.8
Leasehold improvements	35.4	33.9
Finance lease right-of-use assets	—	28.1
Construction in progress	45.0	43.4
	804.3	772.0
Less: Accumulated depreciation	(447.9)	(410.9)
Property, plant and equipment, net	$356.4	$361.1
As of April 2, 2022, finance lease assets are fully amortized and there are no outstanding finance lease liabilities.
During the nine months ended April 2, 2022, we purchased land and buildings in Thailand and Slovenia with a fair value of $15.1 million in order to expand our manufacturing capacity.
During the three and nine months ended April 2, 2022, we recorded depreciation expense of $20.2 million and $61.2 million, respectively. During the three and nine months ended April 3, 2021, we recorded depreciation expense of $22.8 million and $70.4 million, respectively.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other current liabilities
The components of other current liabilities were as follows (in millions):

	April 2, 2022	July 3, 2021
Restructuring accrual and related charges (1)	$0.1	$5.7
Warranty accrual (2)	9.1	5.0
Deferred revenue and customer deposits	—	0.6
Income tax payable (3)	17.1	43.5
Other current liabilities	5.3	3.0
Other current liabilities	$31.6	$57.8
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	April 2, 2022	July 3, 2021
Asset retirement obligations	$4.7	$4.7
Pension and related accrual (1)	11.2	10.8
Unrecognized tax benefit	26.4	23.0
Other non-current liabilities	0.5	2.4
Other non-current liabilities	$42.8	$40.9
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. As of April 2, 2022, the projected benefit obligations, net of plan assets, in Japan, Switzerland and Thailand were $2.8 million, $4.9 million and $3.5 million, respectively. As of July 3, 2021, the projected benefit obligations, net of plan assets, in Japan, Switzerland and Thailand were $2.9 million, $4.8 million and $3.1 million, respectively. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make any updates as necessary.

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
As of April 2, 2022, we sublease certain floors of our offices in the United Kingdom, the United States, Canada and Japan. These subleases will expire at various dates through fiscal year 2023. We anticipate receiving approximately $1.5 million in sublease income over the next year.
The components of lease costs, lease term and discount rate are as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
(in millions, except for weighted average data)
Finance lease cost	$—	$0.1	$—	$0.4
Operating lease cost	3.3	3.4	10.0	10.6
Variable lease cost	0.3	0.5	1.1	1.5
Short-term lease cost	0.2	0.6	0.4	1.9
Sublease income	(0.8)	(0.7)	(2.4)	(2.1)
Total lease cost	$3.0	$3.9	$9.1	$12.3

			April 2, 2022	July 3, 2021
Weighted average remaining lease term (in years):
Operating leases			7.1	7.5
Weighted average discount rate (in percentages):
Operating leases			3.0%	3.5%
As of April 2, 2022, finance lease assets are fully amortized and there are no outstanding finance lease liabilities.
As of April 2, 2022, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)
Remainder of 2022	$3.5
2023	13.4
2024	12.8
2025	9.4
2026	7.9
Thereafter	25.2
Total minimum lease payments	$72.2
Less: amount representing interest	(7.4)
Present value of total lease liabilities	$64.8
(1) Non-cancellable sublease proceeds for the remainder of fiscal 2022 and 2023 of $0.8 million and $0.7 million, respectively, are not included in the table above.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Goodwill and Other Intangible Assets
Goodwill
The following table presents our goodwill balance by reportable segments as of April 2, 2022 and July 3, 2021 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of April 2, 2022 and July 3, 2021	$363.5	$5.4	$368.9
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2021, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three and nine months ended April 2, 2022.
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
The following tables present details of our other intangibles as of the periods presented (in millions, except for weighted average remaining amortization period):

April 2, 2022	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(287.5)	$102.8	2.5
Customer relationships	145.0	(70.9)	74.1	4.7
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$560.0	$(383.1)	$176.9

July 3, 2021	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(238.6)	$151.7	3.0
Customer relationships	145.0	(55.5)	89.5	5.4
Order backlog	22.0	(22.0)	—	—
Other intangibles	2.7	(2.7)	—	—
Total intangible assets	$560.0	$(318.8)	$241.2

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of sales	$15.6	$15.8	$47.3	$45.8
Selling, general and administrative	5.8	6.2	17.0	17.8
Total amortization of intangibles	$21.4	$22.0	$64.3	$63.6
Based on the carrying amount of our acquired developed technologies and other intangibles as of April 2, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2022	$21.2
2023	61.9
2024	40.5
2025	27.7
2026	18.1
Thereafter	7.5
Total future amortization	$176.9

Note 9. Debt
Convertible Notes
2028 Notes
In March 2022, we issued $861.0 million in aggregate principal amount of 0.50% Convertible Notes due in 2028 (the “2028 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as a trustee (the “2028 Indenture”). The 2028 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The net proceeds from the sale of the 2028 Notes was $854.8 million, after deducting $6.2 million in issuance costs. In addition, we incurred $0.7 million in professional fees in connection with this transaction. Concurrent with the issuance of the 2028 Notes, we used $200.0 million of the net proceeds to repurchase our common stock in privately negotiated transactions. We intend to use the remaining net proceeds for general corporate purposes, which may include capital expenditures and working capital.
The 2028 Notes bear interest at a rate of 0.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2028 Notes will mature on June 15, 2028, unless earlier redeemed, repurchased by us, or converted pursuant to the terms.
The initial conversion rate is 7.6319 shares of common stock per $1,000 principal amount of the 2028 Notes (which is equivalent to an initial conversion price of approximately $131.03 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2028 Notes in connection with such make-whole fundamental change or notice of redemption.
Prior to the close of business on the business day immediately preceding March 15, 2028, holders of the 2028 Notes may convert their 2028 Notes only under the following circumstances:
•during any fiscal quarter commencing after July 2, 2022 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the 30

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% if the applicable conversion price on each applicable trading day;
•during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2028 Notes for each trading day of such measurement was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day;
•if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as specified in the 2028 Indentures.
On or after March 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Notes at any time. Upon conversion, we may satisfy our conversion obligation in cash, shares of common stock or a combination of cash and shares of common stock, at our election.
We may redeem for cash all or any of the 2028 Notes, at our option (subject to the partial redemption limitation set forth in the 2028 Indenture), on or after June 20, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes. If we elect to redeem fewer than all of the outstanding 2028 Notes, at least $100.0 million aggregate principal amount of the 2028 Notes must be outstanding and not subject to redemption as of the redemption notice date. Upon the occurrence of a fundamental change (as defined in the 2028 Indenture), holders may require the Company to repurchase all or a portion of their 2028 Notes for cash at a price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
We bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. The issuance and other related costs of $6.9 million were allocated pro rata based on the relative carrying amounts of the liability and equity components.
The debt discount and debt issuance costs attributable to the liability component will be amortized to interest expense using an effective interest rate of 5.7% over the expected life of the 2028 Notes. Debt issuance costs attributable to the equity component are netted against the equity component in stockholders’ equity, and the equity component is not remeasured as long as it continues to meet the conditions for equity classification.
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of 0.50% Convertible Notes due in 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities. The 2026 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association, as a trustee (the “2026 Indenture”). We used approximately $196.0 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan credit facility, and a portion of the net proceeds of the offering to purchase approximately $200.0 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions. The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
2024 Notes
In March 2017, we issued $450 million of 0.25% Convertible Notes due in 2024 (the “2024 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2024 Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2024 Notes bear interest at a rate of 0.25% per year. Interest on the 2024 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms.
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share. Prior to the close of business on the business day immediately preceding December 15, 2023, each holder of the 2024 Notes may convert their 2024 Notes only under certain circumstances discussed in detail in our Annual Report on Form 10-K for the year ended July 3, 2021.
During the nine months ended April 2, 2022, we received and settled in cash, conversion requests of less than $0.1 million principal amount of the 2024 Notes. From April 1, 2022 through May 4, 2022, we received requests for conversion of approximately $1.8 million in principal amount of the 2024 Notes. Such conversion will be settled in the fourth quarter of fiscal 2022 with a combination of cash and shares of the Company’s common stock in accordance with the applicable indenture.
Convertible Notes
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	April 2, 2022			July 3, 2021
	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	2024 Notes	2026 Notes
Principal	$450.0	$1,050.0	$861.0	$450.0	$1,050.0
Unamortized debt discount and issuance costs	(43.9)	(229.2)	(234.2)	(59.3)	(260.2)
Net carrying amount of the liability component	$406.1	$820.8	$626.8	$390.7	$789.8
(1) Since the closing price of our stock exceeded $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of the third quarter of fiscal 2022, the 2024 Notes have become convertible at the option of the holders. Therefore, the debt component of our 2024 Notes as of April 2, 2022 has been classified as current liabilities in our condensed consolidated balance sheet.
(2) If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
(3) During any fiscal quarter commencing after July 2, 2022, if the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of such quarter, our 2028 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Contractual interest expense	$1.9	$1.6	$5.1	$4.8
Amortization of the debt discount and debt issuance costs	17.8	14.8	48.6	43.9
Total interest expense	$19.7	$16.4	$53.7	$48.7
The future interest and principal payments related to our convertible notes are as follows as of April 2, 2022 (in millions):

Fiscal Years	2024 Notes	2026 Notes	2028 Notes	Total
Remainder of 2022	$1.8	$2.7	$1.2	$5.7
2023	1.1	5.3	4.3	10.7
2024	449.4	5.3	4.3	459.0
2025	—	5.3	4.3	9.6
2026	—	5.3	4.3	9.6
Thereafter	—	1,052.4	869.6	1,922.0
Total convertible notes payments	$452.3	$1,076.3	$888.0	$2,416.6

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
The changes in accumulated other comprehensive income (loss) were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 3, 2021	$9.7	$(1.4)	$(0.1)	$8.2
Other comprehensive income	—	—	0.3	0.3
Ending balance as of October 2, 2021	9.7	(1.4)	0.2	8.5
Other comprehensive loss	—	—	(2.3)	(2.3)
Ending balance as of January 1, 2022	9.7	(1.4)	(2.1)	6.2
Other comprehensive loss	—	(0.5)	(6.9)	(7.4)
Ending balance as of April 2, 2022	$9.7	$(1.9)	$(9.0)	$(1.2)

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of June 27, 2020	$9.7	$(4.2)	$2.4	$7.9
Other comprehensive loss	—	—	(1.5)	(1.5)
Ending balance as of September 26, 2020	9.7	(4.2)	0.9	6.4
Other comprehensive loss	—	—	(0.4)	(0.4)
Ending balance as of December 26, 2020	9.7	(4.2)	0.5	6.0
Other comprehensive loss	—	—	(0.3)	(0.3)
Ending balance as of April 3, 2021	$9.7	$(4.2)	$0.2	$5.7
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
The following table summarizes the activity of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Balance as of beginning of period	$0.3	$4.6	$5.7	$5.2
Charges (reversals), net	(0.1)	2.9	(1.1)	3.1
Payments	(0.1)	(3.3)	(4.5)	(4.1)
Balance as of end of period	$0.1	$4.2	$0.1	$4.2
During the nine months ended April 2, 2022, we recorded a net reversal to our restructuring and related charges of $1.1 million in our condensed consolidated statements of operations which was primarily attributable to lower than anticipated employee severance charges due to retaining and re-assigning certain employees.

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
We recorded a tax provision of $3.3 million and $33.8 million for the three and nine months ended April 2, 2022, respectively. Our tax provision for the three months ended April 2, 2022 includes a discrete tax benefit of $2.0 million, primarily related to currency re-measurement of certain tax related accounts and excess tax benefit related to stock-based compensation that vested during the quarter. Our estimated effective tax rate for fiscal 2022 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and U.S. federal R&D tax credits, partially offset by the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation.
As of April 2, 2022, we had $26.8 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.6 million over the next 12 months.

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
As of April 2, 2022, we had 2.5 million shares subject to restricted stock units and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units and performance stock units are performance-based, time-based or a combination of both. The fair value of these grants is based on the closing market price of our common stock on the date of award.
As of April 2, 2022, 3.9 million shares of common stock under the 2015 Plan were available for grant.
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
During the nine months ended April 2, 2022, our board of directors approved grants of 1.4 million shares which primarily vest over three years.

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
During the nine months ended April 2, 2022, our board of directors approved a grant of 0.2 million PSUs with an aggregate grant date fair value of $16.7 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of 3-year revenue targets and certain non-financial performance measurement, as well as service conditions.
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.5 million shares remained available for issuance as of April 2, 2022.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of sales	$5.4	$5.3	$15.2	$13.8
Research and development	5.4	5.3	15.8	14.8
Selling, general and administrative	12.5	14.5	44.4	40.1
Total stock-based compensation	$23.3	$25.1	$75.4	$68.7
Included in stock-based compensation for the three and nine months ended April 2, 2022, is $2.2 million and $11.5 million, respectively, of stock-based compensation costs related to PSUs. Included in stock-based compensation for the three and nine months ended April 3, 2021, is $4.7 million and $11.9 million, respectively, of stock-based compensation costs related to PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the years presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Income tax benefit associated with stock-based compensation	$2.7	$3.4	$10.9	$12.2
Approximately $5.6 million and $4.6 million of stock-based compensation was capitalized to inventory as of April 2, 2022 and July 3, 2021, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Award Activity
The following table summarizes our award activity for the nine months ended April 2, 2022 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 3, 2021	1.8	$76.02	0.3	$75.68
Granted	1.4	87.92	0.2	85.72
Vested	(0.9)	73.71	(0.1)	76.43
Canceled	(0.2)	78.65	—	58.65
Balance as of April 2, 2022	2.1	$84.70	0.4	$81.27
As of April 2, 2022, $151.9 million of stock-based compensation cost related to RSU awards granted to our employees remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 3, 2021	2.3
Authorized	3.0
Granted	(1.6)
Canceled	0.2
Balance as of April 2, 2022	3.9
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and nine months ended April 2, 2022 was $1.0 million and $3.1 million, respectively. The 2015 Purchase Plan expense for the three and nine months ended April 3, 2021 was $1.2 million and $3.5 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the nine months ended April 2, 2022, there were 0.1 million shares issued to employees through the 2015 Purchase Plan. During the nine months ended April 3, 2021, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.
Repurchase and Retirement of Common Stock
Repurchase Made in Connection with Convertible Note Offering
In the third quarter of fiscal year 2022, concurrent with the issuance of the 2028 Notes, we repurchased 2.0 million shares of our common stock in privately negotiated transactions at an average price of $99.0 per share for an aggregate purchase price of $200.0 million. We recorded the $200.0 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. These shares were retired immediately.
Share Buyback Program
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. The 2021 share buyback program was authorized for 2 years. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024, but may be suspended or terminated by the board of directors at any time.
During the nine months ended April 2, 2022, we repurchased 2.7 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $245.5 million.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Since the share buyback program was approved by the board of directors, we have repurchased 5.8 million shares in aggregate at an average price of $83.45 per share for a total purchase price of $486.5 million. We recorded the $486.5 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately.
The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both Lumentum and our stockholders.

Note 14. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $345.6 million as of April 2, 2022, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Balance as of beginning of period	$8.6	$5.7	$5.0	$5.0
Provision for warranty	1.5	1.7	7.0	5.8
Utilization of reserve	(1.0)	(1.8)	(2.9)	(5.2)
Balance as of end of period	$9.1	$5.6	$9.1	$5.6

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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. As of April 2, 2022, we did not have any material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. Our OpComms products address the following markets: telecommunications and data communications (“Telecom and Datacom”), and consumer and industrial (“Consumer and Industrial”). The two operating segments were primarily determined based on how the CODM views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net revenue:
OpComms	$344.2	$387.9	$1,147.6	$1,265.5
Lasers	51.2	31.6	142.9	85.2
Net revenue	$395.4	$419.5	$1,290.5	$1,350.7
Gross profit:
OpComms	$168.5	$194.3	$596.2	$660.9
Lasers	27.1	14.9	74.1	39.4
Total segment gross profit	195.6	209.2	670.3	700.3
Unallocated corporate items:
Stock-based compensation	(5.4)	(5.3)	(15.2)	(13.8)
Amortization of acquired intangibles	(15.6)	(15.8)	(47.3)	(45.8)
Inventory and fixed asset write down due to product line exits	—	—	(0.1)	(0.4)
Other (charges) gains (1)	(7.4)	(3.1)	(0.8)	(20.0)
Gross profit	$167.2	$185.0	$606.9	$620.3
(1) Other (charges) gains of unallocated corporate items for the three months ended April 2, 2022 primarily relate to $5.8 million of charges to acquire components from various brokers to satisfy customer demand.
Other (charges) gains of unallocated corporate items for the nine months ended April 2, 2022 primarily relate to $5.8 million of charges to acquire components from various brokers to satisfy customer demand, offset by a $5.9 million gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
Other (charges) gains of unallocated corporate items for the three and nine months ended April 3, 2021 relate to costs of transferring product lines to new production facilities, including Thailand of $1.4 million and $6.5 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $1.0 million and $7.7 million during the three and nine months ended April 3, 2021, respectively. Our excess and obsolete inventory charges related to Huawei were offset by $2.1 million of sale of inventory previously written down during the three and nine months ended April 3, 2021. During the nine months ended April 3, 2021, there was also a $5.0 million fixed asset write-off associated with excess capacity related to our Fiber laser business.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We operate in three geographic regions: Americas, Asia-Pacific, and EMEA (Europe, Middle East, and Africa). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	April 2, 2022		April 3, 2021		April 2, 2022		April 3, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$36.3	9.2%	$38.2	9.1%	$115.4	8.9%	$98.2	7.3%
Mexico	42.3	10.7	16.3	3.9	113.6	8.8	107.4	8.0
Other Americas	3.0	0.7	3.7	0.9	7.7	0.6	10.5	0.7
Total Americas	$81.6	20.6%	$58.2	13.9%	$236.7	18.3%	$216.1	16.0%

Asia-Pacific:
Hong Kong	$109.2	27.6%	$134.2	32.0%	$366.5	28.4%	$426.6	31.6%
Philippines	2.5	0.6	30.9	7.4	20.5	1.6	134.3	9.9
South Korea	50.3	12.7	63.3	15.1	233.3	18.1	185.3	13.7
Japan	44.5	11.3	32.6	7.7	137.3	10.6	81.0	6.0
Other Asia-Pacific	78.9	20.0	64.0	15.2	212.8	16.5	201.2	14.9
Total Asia-Pacific	$285.4	72.2%	$325.0	77.4%	$970.4	75.2%	$1,028.4	76.1%

EMEA	$28.4	7.2%	$36.3	8.7%	$83.4	6.5%	$106.2	7.9%

Total net revenue	$395.4		$419.5		$1,290.5		$1,350.7
During the three and nine months ended April 2, 2022 compared to the three and nine months ended April 3, 2021, net revenue from Japan increased and net revenue from Philippines decreased due to changes in our customers’ chosen module integrator for specific new products.
During the three and nine months ended April 2, 2022, our net revenue from a single customer, who represented 10% or greater of total net revenue was concentrated with two customers, who collectively accounted for 38% and 43% of our total net revenue, respectively. During the three and nine months ended April 3, 2021, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two and three customers who collectively accounted for 44% and 53% of our total net revenue, respectively.
Our accounts receivable was concentrated with one customer as of April 2, 2022, who represented 12% of gross accounts receivable, compared with two customers as of July 3, 2021, who represented 17% and 14% of gross accounts receivable, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	April 2, 2022	July 3, 2021
Property, plant and equipment, net
United States	$111.1	$116.7
Thailand	100.9	103.9
China	35.8	41.3
Japan	36.9	36.4
Other countries	71.7	62.8
Total property, plant and equipment, net	$356.4	$361.1
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand and Malaysia. During the three and nine months ended April 2, 2022, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers, who collectively accounted for 52% and 58% of total net inventory purchases, respectively. During the three and nine months ended April 3, 2021, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers, who collectively accounted for 62% and 64% of total net inventory purchases, respectively.

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

	Three Months Ended				Nine Months Ended
	April 2, 2022		April 3, 2021		April 2, 2022		April 3, 2021
OpComms:
Telecom and Datacom	$243.5	61.6%	$255.8	61.0%	$726.6	56.3%	$803.3	59.5%
Industrial and Consumer	100.7	25.5	132.1	31.5%	421.0	32.6	462.2	34.2%
Total OpComms	$344.2	87.1%	$387.9	92.5%	$1,147.6	88.9%	$1,265.5	93.7%
Lasers	51.2	12.9%	31.6	7.5%	142.9	11.1	85.2	6.3
Net Revenue	$395.4		$419.5		$1,290.5		$1,350.7
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	April 2, 2022	July 3, 2021	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$242.2	$212.8	$29.4	13.8%
Deferred revenue and customer deposits	Other current liabilities	$—	$0.6	$(0.6)	(100.0)%

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
Business Combination
On November 4, 2021, Lumentum and NeoPhotonics Corporation (“NeoPhotonics”) announced a merger agreement (the “Merger Agreement”) pursuant to which Lumentum will acquire all of the outstanding shares of NeoPhotonics. Under the terms of the Merger Agreement, NeoPhotonics stockholders will receive $16.00 per share in cash for each NeoPhotonics share they own. As of April 2, 2022, the estimated total transaction consideration is expected to be approximately $918 million. The cash consideration will be funded from the combined company’s balance sheet.
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
The transaction is subject to customary closing conditions, including the absence of certain legal impediments and receipt of any required antitrust and regulatory approvals. The transaction is not subject to any financing condition. On January 21, 2022, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the proposed acquisition. The transaction was approved by the NeoPhotonics stockholders on February 1, 2022. We expect the merger to be completed in the second half of calendar year 2022.

Under the terms of the Merger Agreement, Lumentum agreed to arrange for up to $50 million in interim debt financing that is unsecured, subordinated to NeoPhotonics’ existing secured credit facility with Wells Fargo, has a two-year term and bears interest at the Prime Rate. On January 14, 2022, Lumentum and NeoPhotonics entered into a credit agreement pursuant to which Lumentum agreed to make delayed draw term loans (“loans”) to NeoPhotonics in an aggregate principal amount not to exceed $50.0 million to help fund capital expenditures and increased working capital associated with NeoPhotonics’ growth plans. During the three months ended April 2, 2022, the Company funded a $30.0 million loan request to NeoPhotonics, which bears interest at the Wall Street Journal “prime rate,” which was 3.5% as of April 2, 2022. The interest is payable monthly in arrears on the first day of each month. The loans will mature on January 14, 2024 unless earlier repaid or accelerated.
Impact of COVID-19 to our Business
Since February 2020, the COVID-19 pandemic has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines, closure or restrictions on business and quarantine or other types of “shelter-in-place” orders in many regions of the world. The pandemic and these related responses continue to cause a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, labor shortages, and significant volatility and potential disruption of financial markets. The ultimate extent to which COVID-19 will impact our business depends on future developments, which are highly uncertain and very difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, the severity of COVID-19 and its variants, and the effectiveness of the actions to contain or limit their spread.
From the start of the COVID-19 pandemic, we proactively implemented preventative measures and protocols, which we continuously assess and update for changes in conditions and emerging trends. Some of these measures have included complying with local, state or federal orders that require employees to work from home, instructing employees to work from home in certain jurisdictions, limiting the number of employees onsite which slowed our manufacturing operations in certain countries, enhancing use of personal protective equipment and restricting non-critical business travel by our employees, enacting vaccine and testing mandates in certain jurisdictions, and implementing health and safety enhancements. These measures are intended to safeguard our team members, contractors, suppliers, customers, distributors, and communities, and to ensure business continuity. Currently, our major production facilities in Europe, Asia, and the United States remain open. At most of our locations, we have transitioned from business continuity plans to return-to-office plans while continuing to maintain high standards of employee safety and sanitization protocols.
In the geographies where we have operations, we have, in general and where applicable, been deemed an essential business and been permitted to continue manufacturing and conducting new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. However, the pandemic continues to affect our suppliers and manufacturers who are experiencing component materials and labor shortages. Given the continually evolving situation, particularly in light of the recent Delta and Omicron variants, it is difficult to predict the magnitude and duration of the impact of the COVID-19 pandemic to our markets, its effects, or precisely when our ability to supply our products will return to full capacity. We are continuing to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees and prospects, or on our financial results for the future.
Our primary strategic focus for several years has been technology and product leadership combined with close customer relationships in long-term healthy and growing markets. We believe this strategy is even more apt, and our long-term opportunity is not diminished, with COVID-19. We believe there are long-term opportunities, as the world’s experience with COVID-19 could drive an increasingly digital and virtual world, touching all aspects of life and work, that increasingly emphasizes the importance of communications systems, cloud services, augmented and virtual reality, and enhanced security. Additionally, ever advancing electronic devices are needed to consume, produce, and communicate digital and virtual content. All these trends could drive the need for higher volumes of higher performing optical devices that we could supply. As such, we expect to continue to invest strongly in new products, technology and customer programs.
For more information on risks associated with the COVID-19 outbreak and regulatory actions, see the section titled “Risk Factors” in Item 1A of Part II of this report.

Supply Chain Constraints
COVID-19 has also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. These shortages have impacted our ability to meet demand and generate revenue from certain products in fiscal 2022 and, if our ability to procure needed semiconductor components does not improve, this will impact our ability to supply our products to our customers and may reduce our revenue and profit margin. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may continue in the near term as supplier and customer buffer inventories and safety stocks are exhausted. Due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. These costs have increased our inventory balances as of April 2, 2022 and may decrease our gross margin in the near term. We expect component supply to be a challenge at least through the second quarter of fiscal 2023. For more information on risks associated with supply chain constraints, see the section titled “Risk Factors” in Item 1A of Part II of this report.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 3, 2021 provides a more complete discussion of our critical accounting policies and estimates. Other than our policies on Business Combinations and Goodwill there have been no significant changes to these policies during the nine months ended April 2, 2022.
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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Segment net revenue:
OpComms	87.1%	92.5%	88.9%	93.7%
Lasers	12.9	7.5	11.1	6.3
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	53.8	52.1	49.3	50.7
Amortization of acquired developed intangibles	3.9	3.8	3.7	3.4
Gross profit	42.3	44.1	47.0	45.9
Operating expenses:
Research and development	14.3	13.6	12.7	11.9
Selling, general and administrative	16.1	15.6	15.2	13.6
Restructuring and related charges	—	0.7	(0.1)	0.2
Merger termination fee and related costs, net	—	(49.5)	—	(15.4)
Total operating expenses	30.5	(19.5)	27.8	10.3
Income from operations	11.8	63.6	19.2	35.6
Interest expense	(5.0)	(3.9)	(4.2)	(3.6)
Other income (expense), net	0.6	0.6	0.3	0.2
Income before income taxes	7.4	60.3	15.3	32.2
Provision for income taxes	0.8	6.5	2.6	4.4
Net income	6.6%	53.8%	12.7%	27.8%

Financial Data for the three and nine months ended April 2, 2022 and April 3, 2021
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 2, 2022	April 3, 2021	Change	Percentage Change	April 2, 2022	April 3, 2021	Change	Percentage Change
Segment net revenue:
OpComms	$344.2	$387.9	$(43.7)	(11.3)%	$1,147.6	$1,265.5	$(117.9)	(9.3)%
Lasers	51.2	31.6	19.6	62.0	142.9	85.2	57.7	67.7
Net revenue	$395.4	$419.5	$(24.1)	(5.7)%	$1,290.5	$1,350.7	$(60.2)	(4.5)%

Gross profit	$167.2	$185.0	$(17.8)	(9.6)%	$606.9	$620.3	$(13.4)	(2.2)%
Gross margin	42.3%	44.1%			47.0%	45.9%

Research and development	$56.7	$57.2	$(0.5)	(0.9)%	$164.0	$160.4	$3.6	2.2%
Percentage of net revenue	14.3%	13.6%			12.7%	11.9%

Selling, general and administrative	$63.8	$65.5	$(1.7)	(2.6)%	$196.1	$183.1	$13.0	7.1%
Percentage of net revenue	16.1%	15.6%			15.2%	13.6%

Restructuring and related charges	$(0.1)	$2.9	$(3.0)	N/A	$(1.1)	$3.1	$(4.2)	N/A
Percentage of net revenue	—%	0.7%			(0.1)%	0.2%

Merger termination fee and related costs, net	$—	$(207.5)	$207.5	(100.0)%	$—	$(207.5)	$207.5	(100.0)%
Percentage of net revenue	—%	(49.5)%			—%	(15.4)%
Net Revenue
Net revenue decreased by $24.1 million, or 5.7%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021, due to a $43.7 million decrease in OpComms revenue, partially offset by a $19.6 million increase in Lasers revenue.
OpComms net revenue decreased by $43.7 million, or 11.3%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021. Within OpComms, Telecom and Datacom decreased by $12.3 million primarily a result of continued material and component shortages for our Telecom products. Industrial and Consumer decreased by $31.4 million primarily due to a decrease in average selling price for our chips as a result of a smaller chips design.
Lasers net revenue increased by $19.6 million, or 62.0%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021, primarily due to a return in customer demand for our kilowatt class fiber lasers following the recent recovery in industrial production.
Net revenue decreased by $60.2 million, or 4.5%, during the nine months ended April 2, 2022 compared to the nine months ended April 3, 2021, due to $117.9 million decrease in OpComms revenue, partially offset by $57.7 million increase in Lasers revenue.
OpComms net revenue decreased by $117.9 million, or 9.3%, during the nine months ended April 2, 2022 compared to the nine months ended April 3, 2021. Within OpComms, Telecom and Datacom decreased by $76.7 million primarily a result of continued material and component shortages and lower demand due to continued delays in 5G deployments, partially offset by an increase in revenue for our EML product driven by capacity growth to satisfy demand, as well as revenue increases for

10G Tunable, Coherent Component, and Pump Laser products. Industrial and Consumer decreased by $41.2 million primarily due to a decrease in average selling price for our chips as a result of a smaller chips design.
Lasers net revenue increased by $57.7 million, or 67.7%, during the nine months ended April 2, 2022 compared to the nine months ended April 3, 2021, primarily due to a return in customer demand for our kilowatt class fiber lasers following the COVID-19 disruption in fiscal 2021 and improved production utilization.
During the three and nine months ended April 2, 2022, our net revenue from a single customer, which represented 10.0% or greater of total net revenue was concentrated with two customers, who collectively accounted for 38% and 43% of our total net revenue, respectively.
During the three and nine months ended April 3, 2021, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two and three customers, respectively, who collectively accounted for 44% and 53% of our total net revenue, respectively.
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

	Three Months Ended				Nine Months Ended
	April 2, 2022		April 3, 2021		April 2, 2022		April 3, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$36.3	9.2%	$38.2	9.1%	$115.4	8.9%	$98.2	7.3%
Mexico	42.3	10.7	16.3	3.9	113.6	8.8	107.4	8.0
Other Americas	3.0	0.7	3.7	0.9	7.7	0.6	10.5	0.7
Total Americas	$81.6	20.6%	$58.2	13.9%	$236.7	18.3%	$216.1	16.0%

Asia-Pacific:
Hong Kong	$109.2	27.6%	$134.2	32.0%	$366.5	28.4%	$426.6	31.6%
Philippines	2.5	0.6	30.9	7.4	20.5	1.6	134.3	9.9
South Korea	50.3	12.7	63.3	15.1	233.3	18.1	185.3	13.7
Japan	44.5	11.3	32.6	7.7	137.3	10.6	81.0	6.0
Other Asia-Pacific	78.9	20.0	64.0	15.2	212.8	16.5	201.2	14.9
Total Asia-Pacific	$285.4	72.2%	$325.0	77.4%	$970.4	75.2%	$1,028.4	76.1%

EMEA	$28.4	7.2%	$36.3	8.7%	$83.4	6.5%	$106.2	7.9%

Total net revenue	$395.4		$419.5		$1,290.5		$1,350.7
For the three and nine months ended April 2, 2022, net revenue from customers outside the United States, based on customer shipping location, represented 90.8% and 91.1% of net revenue, respectively. For the three and nine months ended April 3, 2021, net revenue from customers outside the United States, based on customer shipping location, represented 90.9% and 92.7% of net revenue, respectively.
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

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the periods presented (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
OpComms	$168.5	$194.3	49.0%	50.1%	$596.2	$660.9	52.0%	52.2%
Lasers	27.1	14.9	52.9%	47.2%	74.1	39.4	51.9%	46.2%
Segment total	$195.6	$209.2	49.5%	49.9%	$670.3	$700.3	51.9%	51.8%
Unallocated corporate items:
Stock-based compensation	(5.4)	(5.3)			(15.2)	(13.8)
Amortization of acquired intangibles	(15.6)	(15.8)			(47.3)	(45.8)
Inventory and fixed asset write down due to product line exits	—	—			(0.1)	(0.4)
Other (charges) gains (1)	(7.4)	(3.1)			(0.8)	(20.0)
Total	$167.2	$185.0	42.3%	44.1%	$606.9	$620.3	47.0%	45.9%
(1) Other (charges) gains of unallocated corporate items for the three months ended April 2, 2022 primarily relate to $5.8 million of charges to acquire components from various brokers to satisfy customer demand.
Other (charges) gains of unallocated corporate items for the nine months ended April 2, 2022 primarily relate to $5.8 million of charges to acquire components from various brokers to satisfy customer demand, offset by a $5.9 million gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
Other (charges) gains of unallocated corporate items for the three and nine months ended April 3, 2021 relate to costs of transferring product lines to new production facilities, including Thailand, of $1.4 million and $6.5 million, respectively. We also incurred excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei of $1.0 million and $7.7 million during the three and nine months ended April 3, 2021, respectively. Our excess and obsolete inventory charges related to Huawei were offset by $2.1 million of sales of inventory previously written down. During the nine months ended April 3, 2021, there was also a $5.0 million fixed asset write-off associated with excess capacity related to our Fiber laser business.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended April 2, 2022 decreased to 42.3% from 44.1% for the three months ended April 3, 2021. The decrease was primarily driven by lower gross margin from the OpComms as a result of a less profitable mix of products, including lower sales of higher margin 3D sensing products; $5.8 million of charges to acquire components from various brokers to satisfy customer demand; and a temporary closure of our factory in China as a result of an increase in the number of COVID-19 cases as required by local government mandates.
Gross margin for the nine months ended April 2, 2022 increased to 47.0% from 45.9% for the nine months ended April 3, 2021, driven by higher gross margin from the Lasers segment due to the higher manufacturing levels and improved factory utilization as a result of return in customer demand for our kilowatt class fiber products following the recent recovery in industrial production, and $1.8 million in lower excess and obsolete inventory charges, as we took charges during the nine months ended April 3, 2021 driven by U.S. trade restrictions and the related decline in demand. However, these improvements in gross margin were partially offset by $5.8 million of charges to acquire components from various brokers to satisfy customer demand; and a temporary closure of our factory in China as a result of an increase in the number of COVID-19 cases as required by local government mandates.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.

Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced, and we expect that we may continue to experience disruptions to our and our customers’ businesses that will adversely impact our business, financial condition and results of operations. Due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. These costs have increased our inventory balances as of April 2, 2022 and will decrease our gross margin in the near term.
Segment Gross Margin
OpComms
OpComms gross margin for the three months ended April 2, 2022 decreased to 49.0% from 50.1% for the three months ended April 3, 2021. The decrease was primarily due to a less profitable mix of products, including lower sales of higher margin 3D sensing products.
OpComms gross margin for the nine months ended April 2, 2022 remained relatively flat at 52.0% from 52.2% for the nine months ended April 3, 2021.
Lasers
Lasers gross margin for the three months ended April 2, 2022 increased to 52.9% from 47.2% for the three months ended April 3, 2021. The increase was primarily due to the higher manufacturing levels related to the return in customer demand for our kilowatt class fiber products, following the COVID-19 disruption in fiscal 2021.
Lasers gross margin for the nine months ended April 2, 2022 increased to 51.9% from 46.2% for the nine months ended April 3, 2021. The increase was primarily due to the higher manufacturing levels related to the return in customer demand for our kilowatt class fiber products, following the COVID-19 disruption in fiscal 2021.
Research and Development (“R&D”)
R&D expense decreased by $0.5 million, or 0.9%, for the three months ended April 2, 2022 compared to the three months ended April 3, 2021, and increased by $3.6 million, or 2.2%, for the nine months ended April 2, 2022 compared to the nine months ended April 3, 2021. The increase in R&D expense for the nine months ended April 2, 2022 was primarily driven by $2.6 million increase in new product development activities in our factories, $0.9 million increase in share-based compensation, and lower non-recurring engineering reimbursements.
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
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $1.7 million, or 2.6%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021, and increased by $13.0 million, or 7.1%, during the nine months ended April 2, 2022 compared to the nine months ended April 3, 2021. The increase in SG&A expense for the nine months ended April 2, 2022 was primarily due to a $9.5 million increase in outside services and professional fees related to the pending NeoPhotonics acquisition and increased investments in information technology and professional service fees related to optimizing our international legal structure, and a $1.1 million increase in share-based compensation primarily due to an increase in stock price and employee headcount.
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
During the nine months ended April 2, 2022, we recorded a net reversal to our restructuring and related charges of $1.1 million, which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.

During the three and nine months ended April 3, 2021, we recorded $2.9 million and $3.1 million, respectively, in our condensed consolidated statements of operations for each period in restructuring and related charges in our condensed consolidated statements of operations. The charges were mainly attributable to severance charges associated with the decision to cease manufacturing of certain products in San Jose, California.
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
Interest Expense
For the three months ended April 2, 2022 and April 3, 2021, we recorded interest expense of $19.7 million and $16.4 million, respectively, driven primarily by the amortization of the debt discount and issuance costs of our convertible notes. The increase in interest expense for the three months ended April 2, 2022 compared to the three months ended April 3, 2021, is primarily a result of issuing $861.0 million in aggregate principal amount of 0.50% Convertible Notes due in 2028 in March 2022.
For the nine months ended April 2, 2022 and April 3, 2021, we recorded interest expense of $53.7 million and $48.7 million, respectively, driven primarily by the amortization of the debt discount and issuance costs of our convertible notes. The increase in interest expense for the nine months ended April 2, 2022 compared to the nine months ended April 3, 2021, is primarily a result of issuing $861.0 million in aggregate principal amount of 0.50% Convertible Notes due in 2028 in March 2022.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Foreign exchange gains (losses), net	$1.1	$1.3	$1.7	$(3.8)
Interest and investment income	1.1	1.0	2.3	4.9
Other income (expense), net	—	0.1	(0.2)	1.0
Total other income (expense), net	$2.2	$2.4	$3.8	$2.1
For the three months ended April 2, 2022, other income (expense), net decreased by $0.2 million.
For the nine months ended April 2, 2022, other income (expense), net increased by $1.7 million in income as compared to the nine months ended April 3, 2021, due to $5.5 million less in foreign exchange losses as a result of more stable exchange rates between the U.S. dollar and certain foreign currencies, partially offset by a $2.6 million decrease in interest and investment income as a result of our cash equivalent and investments acquired before COVID-19 maturing and being reinvested at lower yielding investments.

Provision for Income Taxes

(in millions)	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Provision for income taxes	$3.3	$27.4	$33.8	$58.8
We recorded a tax provision of $3.3 million and $27.4 million for the three months ended April 2, 2022 and April 3, 2021, respectively. Our tax provision for the three months ended April 2, 2022 includes a discrete tax benefit of $2.0 million, primarily related to currency re-measurement of certain tax related accounts and excess tax benefit related to stock-based compensation that vested during the quarter. Our tax provision for the three months ended April 3, 2021 includes a discrete tax expense of $16.8 million mainly from the tax expense associated with the Coherent termination fee partially offset by currency re-measurement of certain tax related accounts and return-to-provision differences. Our estimated effective tax rate for fiscal 2022 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and U.S. federal R&D tax credits, partially offset by the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation.
Financial Condition
Liquidity and Capital Resources
As of April 2, 2022 and July 3, 2021, our cash and cash equivalents were $1,130.3 million and $774.3 million, respectively. As of April 2, 2022 and July 3, 2021, our short-term investments of $1,433.8 million and $1,171.7 million, respectively, were all invested in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, U.S. treasury securities, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash outside the United States held by the non-United States entities as of April 2, 2022 and July 3, 2021 was $148.8 million and $113.3 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Canada and Thailand. Although the cash currently held in the United States, as well as the cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of April 2, 2022 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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
•the settlement of any conversion or redemption of the 2024 Notes, 2026 Notes and the 2028 Notes in cash;
•common stock repurchases under the 2021 share buyback program;
•payment of tax obligations; and
•acquisitions, in particular our recently announced acquisition of NeoPhotonics.
The following table summarizes certain of our contractual obligations as of April 2, 2022, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations	$4.7	$0.5	$0.9	$1.2	$2.1
Operating lease liabilities, including imputed interest (1)	72.2	13.8	23.2	14.8	20.4
Pension plan contributions (2)	0.5	0.5	—	—	—
Purchase obligations (3)	345.6	313.6	32.0	—	—
Convertible notes - principal (4)	2,361.0	1.8	448.2	1,050.0	861.0
Convertible notes - interest (4)	55.6	9.7	24.6	19.1	2.2
Total	$2,839.6	$339.9	$528.9	$1,085.1	$885.7
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of April 2, 2022, we expect to receive sublease income of approximately $1.5 million over the next year. Refer to “Note 7. Leases” in the notes to condensed consolidated financial statements.
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
(4) The amount includes principal and interest payment in cash on our 0.25% Convertible Notes due in 2024 (the “2024 Notes”) through March 2024; principal and interest on our 0.50% Convertible Notes due in 2026 (the “2026 Notes”) through December 2026; and principal and interest on our 0.50% Convertible Notes due in 2028 (the “2028 Notes” and together with the 2024 Notes and 2026 Notes, the “Notes”) through June 2028. The 2024 Notes have a maturity date of March 15, 2024, the 2026 Notes have a maturity date of December 15, 2026, and the 2028 Notes have a maturity date of June 15, 2028. The principal balances of our Notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversion. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.

We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of April 2, 2022, the debt component of our 2024 Notes of $406.1 million (principal balance of $450.0 million maturing in 2024) is presented in current liabilities in our condensed consolidated balance sheet since our stock price exceeded $78.80 for 20 of the last 30 trading days of the quarter ended April 2, 2022 and the 2024 Notes are convertible at the option of the holders. During the nine months ended April 2, 2022, we received and settled in cash, conversion requests of less than $0.1 million principal amount of the 2024 Notes. From April 1, 2022 through May 4, 2022, we received requests for conversion of approximately $1.8 million in principal amount of the 2024 Notes. Such conversion will be settled in the fourth quarter of fiscal 2022 with a combination of cash and shares of the Company’s common stock in accordance with the applicable indenture.
As of April 2, 2022, the debt component of our 2026 Notes of $820.8 million (principal balance of $1,050.0 million maturing in 2026) is presented in non-current liabilities. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of April 2, 2022, the debt component of our 2028 Notes of $626.8 million (principal balance of $861.0 million maturing in 2028) is presented in non-current liabilities. If the closing price of our stock exceeds $170.34 for 20 of the last 30 trading days in any fiscal quarter commencing after July 2, 2022, our 2028 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
Share Repurchases
Repurchase Made in Connection with Convertible Note Offering
In the third quarter of fiscal year 2022, concurrent with the issuance of the 2028 Notes, we repurchased 2.0 million shares of our common stock in privately negotiated transactions at an average price of $99.0 per share for an aggregate purchase price of $200.0 million. We recorded the $200.0 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. These shares were retired immediately.
Share Buyback Program
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. The 2021 share buyback program was authorized for 2 years. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion to purchase our own shares of common stock.
During the nine months ended April 2, 2022, we repurchased 2.7 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $245.5 million.
Since the 2021 share buyback program was approved by the board of directors, we have repurchased 5.8 million shares in aggregate at an average price of $83.45 per share for a total purchase price of $486.5 million. We recorded the $486.5 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately.
The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both Lumentum and our stockholders.
Unrecognized Tax Benefits
As of April 2, 2022, our other non-current liabilities also include $26.4 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
As of April 2, 2022, our balance of cash and cash equivalents increased by $356.0 million, to $1,130.3 million from $774.3 million as of July 3, 2021. The increase in cash and cash equivalents during the nine months ended April 2, 2022 was due to cash provided by financing activities of $380.0 million and cash provided by operating activities of $345.0 million, partially offset by cash used in investing activities of $369.0 million.

Operating Cash Flow
Cash provided by operating activities was $345.0 million during the nine months ended April 2, 2022, which reflects net income of $164.2 million and non-cash items of $254.7 million for the nine months ended April 2, 2022, offset by $73.9 million change in operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $29.4 million, an increase in inventories of $26.5 million, and a decrease in income tax, net of $20.2 million.
Cash provided by operating activities was $614.5 million during the nine months ended April 3, 2021, which reflects net income of $375.8 million and non-cash items of $258.8 million for the nine months ended April 3, 2021, offset by $20.1 million change in operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in inventories of $20.2 million and a decrease in accounts payable of $41.6 million, offset by an increase in income taxes, net of $28.2 million.
Investing Cash Flow
Cash used in investing activities of $369.0 million during the nine months ended April 2, 2022 was attributable to purchases of short-term investments, net of sales and maturities of $282.8 million, capital expenditures of $62.6 million, and a $30.0 million term loan provided to NeoPhotonics to support their on-going growth plans through the anticipated merger completion, partially offset by proceeds from the sales of property, plant and equipment of $6.4 million. The term loan to NeoPhotonics is described in Note 1 - Description of Business and Summary of Significant Accounting Policies - Business Combinations.
Cash used in investing activities of $196.3 million during the nine months ended April 3, 2021 was primarily attributable to purchases of short-term investments, net of sales and maturities of $121.2 million, capital expenditures of $66.4 million, and payment for asset acquisition of $10.0 million.
Financing Cash Flow
Cash provided by financing activities of $380.0 million during the nine months ended April 2, 2022 resulted from the proceeds from the issuance of 0.50% Convertible Notes due 2028, net of issuance costs of $854.8 million and proceeds from employee stock plans of $6.6 million, partially offset by the repurchase of shares of our common stock of $448.6 million and tax payments related to net share settlement of restricted stock of $32.8 million.
Cash used in financing activities of $28.5 million during the nine months ended April 3, 2021 resulted primarily from tax payments related to net share settlement of restricted stock of $33.8 million, offset by the proceeds from employee stock plans of $5.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of April 2, 2022 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and related regional shelter-in-place orders are unprecedented events that are continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:
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
•Inventory (excess and obsolete) - our customers may not be able to purchase inventory that we have built for them, or their demand may slow down to a point where inventory becomes aged. Conversely, we have seen, and may continue to see supply chain shortages and demand outpacing supply in a number of product lines. Such shortages can lead to increased inventory levels, higher purchase prices, and slower manufacturing lead times.
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
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and nine months ended April 2, 2022, we recorded foreign exchange gains, net of $1.1 million and $1.7 million, respectively, and for the three and nine months ended April 3, 2021, we recorded foreign exchange gain of $1.3 million and a foreign exchange loss of $3.8 million, respectively, in the other income (expense), net in the condensed consolidated statements of operations.
Although we sell primarily in the U.S. Dollar, we have foreign currency exchange risks related to our expenses denominated in currencies other than the U.S. Dollar, principally the Chinese Yuan, Canadian Dollar, Thai Baht, Japanese Yen, UK Pound, Swiss Franc and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated monetary assets and liabilities, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business as compared with the U.S. dollar.

Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our 2028 Notes, 2026 Notes and 2024 Notes.
We issued the 2028 Notes in March 2022, the 2026 Notes in December 2019 and the 2024 Notes in March 2017 with an aggregate principal amount of $861 million, $1,050 million and $450 million, respectively. The 2028 Notes, 2026 Notes and the 2024 Notes are carried at face value less amortized discount on the condensed consolidated balance sheet. The 2028 Notes, 2026 Notes and the 2024 Notes bear interest at a rate of 0.50%, 0.50% and 0.25% per year, respectively. Since the Notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our Notes changes when the market price of our stock fluctuates. The 2028 Notes and 2026 Notes will mature on June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $131.03 per share for the 2028 Notes and approximately $99.29 per share for the 2026 Notes. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.
Interest Rate Fluctuation Risk
As of April 2, 2022, we had cash, cash equivalents, and short-term investments of $2,564.1 million. Cash equivalents and short-term investments are primarily comprised of money market funds, U.S. treasury securities, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of April 2, 2022, the weighted-average life of our investment portfolio was about six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of April 2, 2022, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $9.0 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.5 million.
Bank Liquidity Risk
As of April 2, 2022, we had approximately $149.4 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
General economic factors
•the impact of the ongoing COVID-19 pandemic and responsive measures; and
•challenges relating to supply chain constraints;
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
•restructure charges;
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
•changes in social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands;
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
Governance Risks and Risks related to Ownership of our Capital Stock
•dilution related to our 2024 Notes, 2026 Notes and 2028 Notes;
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
Our business, results of operations and financial performance have been negatively impacted by the evolution of the COVID-19 pandemic and related countermeasures and public health responses, such as shelter-in-place orders, social distancing protocols, and travel restrictions in many of the countries and regions in which we have operations or manufacturing partners. The full extent to which the COVID-19 pandemic could impact our financial performance and results of operation will depend on future developments that are highly uncertain and cannot be accurately predicted, including COVID-19 infections intensifying or returning in various geographic areas, the severity and transmission rate of variants of the virus, new medical and other information that may emerge concerning COVID-19, the effectiveness of vaccines, and the actions by governmental entities or others to address it, contain it or treat its impact.
From the start of the COVID-19 pandemic in early February 2020, Lumentum proactively implemented certain measures to limit the spread of the virus, such as travel restrictions, temporarily closed or limited the number of employees permitted onsite in our offices and manufacturing sites in several heavily impacted locations, implementation of vaccination guidelines in accordance with government mandates, and implemented work-from-home rules at most of our facilities. These measures as well as others taken by us and others have caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in the United States, China, Thailand and the United Kingdom. Our ability to continue certain research and development activities has also been limited, which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated. New and potentially more contagious variants of the COVID-19 virus are developing in several countries, including regions in which we have significant operations. If there is any further decline of the situation in countries where we operate or if the current situation persists for an extended period, our employees and operations could be significantly impacted.
In addition, we have experienced disruption and delays with our manufacturing partners, for example in Malaysia, limitations were imposed at certain times on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations, and in the third quarter of fiscal 2022, we experienced a temporary factory closure in China as a result of an increase in the number of COVID-19 cases, as required by local government mandates. These and other limitations have, in some instances, been reinstated, and could be reinstated again, if the number of COVID-19 cases in particular regions increases and there is considerable uncertainty regarding the duration of such limitations and potential future restrictions, and complexity in ensuring compliance. Our supply chain has been, and continues to be, affected by measures implemented in response to the pandemic and in certain cases, our suppliers have not had the materials, capacity or capability to supply us with the components necessary for continuing our manufacturing operations or development efforts at our normal levels, such as the impacts we are experiencing from the shortages in semiconductor components. There are also restrictions and delays on logistics, such as air cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations. Further, we have seen delayed deployments of 5G networks, particularly in China, which has harmed and may continue to harm our OpComms revenue. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.
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

Challenges relating to current supply chain constraints, including semiconductor components, could adversely impact our business, results of operations and financial condition.

Due to increased demand across a range of industries, we have experienced and are continuing to experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages, in particular semiconductor components, as our vendors have also been facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. The COVID-19 pandemic has also contributed to and exacerbated this strain. This constrained supply environment has adversely affected and could further affect availability, lead-times and cost of components. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and have resulted in and may continue to result in an increase in accelerated ordering for certain of our products. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers in time. We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products, and in the quantities requested by our customers; however, we continue to experience disruption to our supply chain that could impact our operations. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials due to COVID-related restrictions or otherwise could further delay or inhibit our ability to obtain supply of components and produce finished goods inventory. There can be no assurance that the current supply chain impacts will not continue, or worsen, in the future. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business, results of operations and financial condition.
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
We have consistently relied on a small number of customers for a significant portion of our sales, and in certain of our markets, such as 3D sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our financial performance in certain business lines and growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, or may experience financial difficulty which affects their ability to pay for products, particularly in light of the impacts of COVID-19 on their businesses and markets, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. We may also experience pricing pressure with certain of our customers that may adversely affect our revenue and margins, or, if the ongoing relationship no longer benefits us, we may decide to suspend or terminate our relationship with such customers. Our relationships with large customers may also be harmed to the extent the impacts of the COVID-19 pandemic prevent us from being able to satisfy their orders in a timely manner. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, which have and could continue to materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
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
•tax and customs changes that adversely impact our global sourcing strategy, manufacturing practices, transfer-pricing, or competitiveness of our products for global sales;
•volatility in oil prices and increased costs, or limited supply of other natural resources;
•political developments, geopolitical unrest or other conflicts in foreign nations, including Brexit, the war in Ukraine and political developments in Hong Kong and the potential impact such developments or further actions could have on our customers in Hong Kong; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.
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
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, U.K., and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, damage caused by natural disasters, or other problems or events beyond our control, including pandemics or widespread health epidemics such as COVID-19, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in regions in Asia, and we would be severely impacted if there were further escalation of COVID-19 or related restrictions imposed by governments or private industry in that region. For example, in the third quarter of fiscal 2022, we experienced a temporary factory closure in China as a result of an increase in the number of COVID-19 cases, as required by local government mandates.
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
•failure to achieve the anticipated transaction benefits or the projected financial results and operational synergies;
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
•disruption due to the integration and rationalization of operations, products, technologies and personnel;

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
•difficulty managing customer transitions or entering into new markets;
•difficulties in consolidating facilities and transferring processes and know-how;
•diversion of management’s attention from other business concerns;
•dilution of our current stockholders as a result of any issuance of equity securities as acquisition consideration;
•adverse tax or accounting impact;

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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate and increase the U.S. taxation of our international business operations. A number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support or have announced a plan to adopt the global minimum tax initiative. The Organization for Economic Cooperation and Development has also been working on a set of internationally accepted tax rules as a part of a Base Erosion and Profit Sharing (BEPS) Project aimed at tax avoidance, and the roll-out of BEPS action steps by vairous jurisdictions may change aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses and net deferred tax assets in future periods. Other countries also continue to enact and consider enacting new laws, which could increase our tax obligations, cause us to change the way we do business or our operations or otherwise adversely affect us. The foregoing items could increase our future tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have a material adverse effect on our business, financial condition and results of operations.

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could materially and adversely affect our operating and financial results. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of 2024 Notes, in December 2019, we issued and sold a total of $1,050 million in aggregate principal amount of 2026 Notes, and in March 2022, we issued and sold a total of $861 million aggregate principal amount of 2028 Notes. We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to or acquisition or other authorized processing of confidential information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. During the COVID-19 pandemic, cyber threats have increased due to increased remote work and other attacks, including in the form of phishing emails, malware attachments and malicious websites have also increased. While we work to safeguard our internal network systems and validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent future cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and confidential information. Further, a breach of our information technology infrastructure or those of our third-party service providers could result in the misappropriation of intellectual property, business plans or trade secrets. Any failure or compromise of our systems or those of our third-party service providers could result in unauthorized access to, or unauthorized use, acquisition, disclosure, or other processing of such information, and any actual or perceived security breach or incident could cause significant damage to our reputation and adversely impact our relationships with our customers. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary and confidential information.

Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these types of attacks or errors. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party providers could result in disruptions to our operations and loss of, or unauthorized access or damage to, our data or in inappropriate access to, or use, disclosure or otherwise processing of confidential information. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft or misappropriation of our protected intellectual property and trade secrets, result in claims, investigations, regulatory proceedings, claims, demands and litigation, legal obligations or liability, affect our relationships with our customers, require us to bear significant costs in connection with remediating and otherwise responding to any disruption, breach, or incident, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches or incidents in the future. The costs to us to prevent, detect or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful. All of these costs, expenses, liability and other matters may not be covered adequately by insurance, and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.
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
Our future success depends upon our ability to recruit and retain the services of executive, engineering, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or sales people specializing in the service provider, enterprise and commercial laser markets, is limited and competition for such individuals is intense. Competition is particularly intense in certain jurisdictions where we have research and development centers, including Silicon Valley, and for engineering talent generally. Also, as a result of COVID-19, employees in our industries are increasingly able to work remotely, which has increased employee mobility and turnover, making it difficult for us to retain or hire employees. In addition, government requirements intended to mitigate the impact of the pandemic, including mandates that require employees to be vaccinated or be tested regularly, may lead to increased challenges in meeting labor needs, inefficiencies related to employee turnover, and costs associated with implementation and ongoing compliance. There can be no assurance that the programs, initiatives, rewards and recognition that are part of our people strategy will be successful in attracting and retaining the talent necessary to execute on our business plans. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future or delays in hiring required personnel and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products. Similarly, the failure to properly manage the necessary knowledge transfer required for employee transitions could impact our ability to maintain industry and innovation leadership. The loss of members of our management team or other key personnel, including due to COVID-19 and related vaccine and testing mandates, could be disruptive to our business and, were it necessary, it could be difficult to replace such individuals. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our business, financial condition and results of operations may be harmed.
Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies and global events such as COVID-19 may interfere with our ability to hire or retain workers who require visas or entry permits. For example, numerous U.S. Embassies suspended or delayed the processing of new visa applications for a period of time during the pandemic due to COVID-19 related concerns impacting embassy operations and staffing. Additional changes in immigration laws, regulations or procedures, including those that have been and may be enacted in the future by the U.S. government, including current U.S. presidential administration, and in the United Kingdom or the European Union in connection with Brexit, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
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
Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry, particularly with OEMs. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. In addition, various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both, incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain. If we are unable to comply with, or are unable to cause our suppliers or contract manufacturers to comply with such policies or provisions, or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.

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
Further, the United Kingdom left the European Union on January 31, 2020, with a transitional period that ended on December 31, 2020, commonly referred to as “Brexit.” The United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for substantial penalties, similar to the GDPR. Additionally, the relationship between the United Kingdom in relation to certain aspects of data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to regulation of data transfers between European Union member states and the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, providing for the legality of continued personal data flows from the European Economic Area to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated.
Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries and investigations, legal claims, demands and litigation, and other liabilities. Furthermore, the legal and regulatory requirements that are applicable to our business are subject to change from time to time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance. Additionally, we may be required to ensure that our suppliers comply with applicable laws and regulations. If we or our suppliers fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
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
Servicing our 2024 Notes, 2026 Notes and 2028 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2024 Notes, 2026 Notes, or 2028 Notes and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Notes, 2026 Notes and 2028 Notes, or to make cash payments in connection with any conversion of the 2024 Notes, 2026 Notes, 2028 Notes or upon any fundamental change if holders of the applicable series of notes require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our debt obligations, including the 2024 Notes, the 2026 Notes and the 2028 Notes;
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
The accounting method for our 2024 Notes, 2026 Notes and 2028 Notes could adversely affect our financial condition and operating results.

In August 2020, the FASB published an Accounting Standards Update, or ASU 2020-06, to reduce the number of accounting models for convertible debt instruments. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, upon adoption, our 2024 Notes, 2026 Notes and 2028 Notes will be accounted for as a single liability measured at amortized cost. Further, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Under that method, diluted earnings per share will be generally calculated assuming that all our 2024 Notes, 2026 Notes or 2028 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. ASU 2020-06 is effective for us in our first quarter of fiscal year 2023. We are currently evaluating the impact of ASU 2020-06 on our consolidated financial statements. The application of the if-converted method may reduce our reported diluted earnings per share.

Transactions relating to our 2024 Notes, 2026 Notes and 2028 Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
If the 2024 Notes, 2026 Notes or the 2028 Notes are converted by holders of such series, we have the ability under the applicable indenture to deliver cash, common stock, or any combination of cash or common stock, at our election upon conversion of the applicable series of convertible notes. If we elect to deliver common stock upon conversion of the 2024 Notes, 2026 Notes or the 2028 Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the 2024 Notes, 2026 Notes or the 2028 Notes, may engage in short selling to hedge their position in the convertible notes. Anticipated future conversions of the 2024 Notes, 2026 Notes or 2028 Notes into shares of our common stock could depress the price of our common stock.
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
If the Merger is terminated or otherwise not completed, we would not realize any of the expected benefits of the Merger and may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following, among others:
• we could be required to pay NeoPhotonics a termination fee up to $91.8 million under specified circumstances relating to failure to obtain regulatory approvals;
• we will have incurred and may continue to incur costs relating to the Merger, many of which are payable by us whether or not the Merger is completed, which may make it difficult for us to pursue alternatives to the acquisition of NeoPhotonics if the Merger is not completed;
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
Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained under the antitrust laws of China. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), we and NeoPhotonics made pre-merger notification filings and the statutory waiting period expired on January 20, 2022 at 11:59 p.m. Eastern Time. Other regulatory approvals required in connection with the Merger may not be obtained or may contain materially burdensome conditions. If any such conditions or changes to the structure of the Merger are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the Merger or reducing our anticipated benefits. If we agree to any material conditions in order to obtain any approvals required to complete the Merger, the terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business, any of which may adversely affect our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Merger.

The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of our business, any of which may adversely affect our ability to execute certain business strategies, our financial position and prospects and our ability to achieve the cost savings and other synergies projected to result from the Merger.
We have incurred, and will continue to incur, transaction-related costs in connection with the Merger.
We have incurred, and will continue to incur, substantial expenses in connection with the negotiation and completion of the Merger, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus and various fees paid or to be paid to the SEC and other regulatory agencies in connection with the transaction. These fees and costs have been, and will continue to be, significant. If the Merger is not completed, we may have to recognize these expenses without realizing the expected benefits of the Merger.
We also expect to incur a number of non-recurring transaction-related costs associated with combining the operations of the two companies and achieving desired synergies. Additional unanticipated costs may be incurred in the integration of our business with NeoPhotnoics’ business. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.
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
Lawsuits have been filed challenging our planned acquisition of NeoPhotonics. While none of those lawsuits names Lumentum and no suits currently pending, NeoPhotonics stockholders may file additional lawsuits challenging the Merger, which may name NeoPhotonics, Lumentum, members of the NeoPhotonics board of directors, members of the Lumentum board of directors and/or other defendants. No assurance can be made as to the outcome of such lawsuits, including the amount of costs associated with defending against, or any other liabilities that may be incurred in connection with the litigation of, such claims. Additionally, litigation relating to the Merger could have an adverse effect on our financial condition and results of operations and could delay the completion of the Merger.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the three months ended April 2, 2022 (in millions, except share and per share amounts):

Period	Total number of shares purchased (1) (2)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs
January 2, 2022 to January 29, 2022	—	$—	—	$337.4
January 30, 2022 to February 26, 2022	1,032,469	$96.38	1,032,469	$237.9
February 27, 2022 to April 2, 2022 (2)	2,281,663	$98.35	2,281,663	$513.5
Total	3,314,132	$97.74	3,314,132	$513.5
(1) On May 7, 2021, we announced that our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. The buyback program is authorized for 2 years, but has been superseded on March 3, 2022, as we announced that our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion to purchase our own shares of common stock through May 2024, but may be suspended or terminated by the board of directors at any time.

(2) Separately from the 2021 share buyback program and concurrent with the issuance of the 2028 Notes, we repurchased 2.0 million shares of our common stock in privately negotiated transactions in the period from February 27, 2022 to April 2, 2022. The average price paid was $99.00 per share for an aggregate purchase price of $200.0 million. These shares were retired immediately.

(3) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Indenture dated March 8, 2022, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	3/8/2022
4.2	Form of 0.50% Convertible Senior Note due 2028	8-K	4.2	3/8/2022
10.1	Purchase Agreement, dated as of March 3, 2022, between Lumentum Holdings Inc. and Goldman Sachs & Co. LLC and BofA Securities, Inc.	8-K	10.1	3/8/2022
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended April 2, 2022 and April 3, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended April 2, 2022 and April 3, 2021; (iii) Condensed Consolidated Balance Sheets as of April 2, 2022 and July 3, 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended April 2, 2022 and April 3, 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended April 2, 2022 and April 3, 2021, and (vi) Notes to the Consolidated Financial Statements.				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X
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

LUMENTUM HOLDINGS INC.

Date:	May 4, 2022	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer