Form 10-Q
period 2022-10-01
Lumentum Holdings Inc.
filed 2022-11-08
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, the Registrant had 68.2 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	October 1, 2022	October 2, 2021
Net revenue	$506.8	$448.4
Cost of sales	282.6	200.4
Amortization of acquired developed intangibles	23.0	15.8
Gross profit	201.2	232.2
Operating expenses:
Research and development	72.7	54.1
Selling, general and administrative	105.7	63.3
Restructuring and related charges	9.3	(1.1)
Total operating expenses	187.7	116.3
Income from operations	13.5	115.9
Interest expense	(8.5)	(16.9)
Other income (expense), net	13.8	0.6
Income before income taxes	18.8	99.6
Provision for income taxes	19.2	18.1
Net income (loss)	$(0.4)	$81.5

Net income (loss) per share:
Basic	$(0.01)	$1.12
Diluted	$(0.01)	$1.08

Shares used to compute net income (loss) per share:
Basic	68.1	72.7
Diluted	68.1	75.4

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	October 1, 2022	October 2, 2021
Net income (loss)	$(0.4)	$81.5
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities	(0.6)	0.3
Other comprehensive income (loss), net of tax	(0.6)	0.3
Comprehensive income (loss), net of tax	$(1.0)	$81.8

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 1, 2022	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$605.3	$1,290.2
Short-term investments	1,019.6	1,258.8
Accounts receivable, net	340.5	262.0
Inventories	366.2	250.1
Prepayments and other current assets	106.8	78.1
Total current assets	2,438.4	3,139.2
Property, plant and equipment, net	478.0	360.5
Operating lease right-of-use assets, net	89.4	73.6
Goodwill	693.7	368.9
Other intangible assets, net	576.0	155.7
Deferred tax asset	100.5	27.0
Other non-current assets	11.4	37.3
Total assets	$4,387.4	$4,162.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205.7	$156.7
Accrued payroll and related expenses	62.2	54.6
Accrued expenses	52.8	44.7
Short term debt	420.2	409.9
Operating lease liabilities, current	13.6	11.2
Other current liabilities	48.3	39.4
Total current liabilities	802.8	716.5
Long term debt	1,899.5	1,466.1
Operating lease liabilities, non-current	58.0	48.8
Deferred tax liability	24.8	12.9
Other non-current liabilities	75.9	42.9
Total liabilities	2,861.0	2,287.2
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 68.2 and 68.0 shares issued and outstanding as of October 1, 2022 and July 2, 2022, respectively	0.1	0.1
Additional paid-in capital	1,596.1	2,003.6
Accumulated deficit	(69.6)	(129.1)
Accumulated other comprehensive income (loss)	(0.2)	0.4
Total stockholders’ equity	1,526.4	1,875.0
Total liabilities and stockholders’ equity	$4,387.4	$4,162.2

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of July 2, 2022	68.0	$0.1	$2,003.6	$(129.1)	$0.4	$1,875.0
Cumulative adjustment from adoption of ASU 2020-06	—	—	(426.5)	85.6	—	(340.9)
Net loss	—	—	—	(0.4)	—	(0.4)
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.7	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(22.4)	—	—	(22.4)
Repurchases of common stock	(0.3)	—	—	(25.7)	—	(25.7)
Stock-based compensation	—	—	41.4	—	—	41.4
Balance as of October 1, 2022	68.2	$0.1	$1,596.1	$(69.6)	$(0.2)	$1,526.4

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of July 3, 2021	73.0	$0.1	$1,743.6	$220.9	$8.2	$1,972.8
Net income	—	—	—	81.5		81.5
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(16.6)	—	—	(16.6)
Repurchases of common stock	(1.1)	—	—	(91.7)	—	(91.7)
Stock-based compensation	—	—	25.1	—	—	25.1
Balance as of October 2, 2021	72.3	$0.1	$1,752.1	$210.7	$8.5	$1,971.4

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 1, 2022	October 2, 2021
OPERATING ACTIVITIES:
Net income (loss)	$(0.4)	81.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	24.5	20.4
Stock-based compensation	46.6	24.8
Amortization of acquired intangibles	32.2	21.4
(Gain) loss on sales and dispositions of property, plant and equipment	0.3	(5.3)
Amortization of debt discount and debt issuance costs	5.7	15.3
Amortization of inventory fair value adjustment in connection with acquisition	4.6	—
Other non-cash items	(2.2)	3.3
Changes in operating assets and liabilities:
Accounts receivable	(11.5)	(50.4)
Inventories	(24.6)	(10.3)
Operating lease right-of-use assets, net	3.6	(7.8)
Prepayments and other current and non-currents assets	(1.9)	(3.9)
Income taxes, net	(11.0)	(18.1)
Accounts payable	(41.1)	(10.5)
Accrued payroll and related expenses	(14.5)	(11.4)
Operating lease liabilities	(6.9)	9.8
Accrued expenses and other current and non-current liabilities	17.4	3.1
Net cash provided by operating activities	20.8	61.9
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(22.9)	(17.9)
Acquisition of businesses, net of cash acquired	(860.8)	—
Purchases of short-term investments	(79.5)	(255.9)
Proceeds from maturities and sales of short-term investments	316.6	151.0
Proceeds from the sales of property, plant and equipment	—	5.9
Net cash used in investing activities	(646.6)	(116.9)
FINANCING ACTIVITIES:
Repurchase of common stock	(35.8)	(91.7)
Payment of withholding taxes related to net share settlement of restricted stock units	(22.4)	(16.6)
Repayment of term loan	(0.9)	—
Net cash used in financing activities	(59.1)	(108.3)
Decrease in cash and cash equivalents	(684.9)	(163.3)
Cash and cash equivalents at beginning of period	1,290.2	774.3
Cash and cash equivalents at end of period	$605.3	$611.0
Supplemental disclosure of cash flow information:
Cash paid for taxes	$29.3	$36.3
Cash paid for interest	0.6	0.6
Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	12.6	5.8
Repurchase of common stock pending settlement	—	5.1
Settlement of loan to NeoPhotonics	50.0	—
Right-of-use assets obtained in exchange for new operating lease liabilities	19.4	10.5
Unpaid portion of acquisition purchase price	0.8	—
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Operating results for the quarter ended October 1, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2023. In the opinion of the Company’s management, the information presented herein reflects all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, goodwill and business combinations.
While the impact of COVID-19 pandemic is lessening, the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the pandemic and its variants, implementation and duration of local, state and federal issued public health orders in each jurisdiction where we operate or in which our customers and suppliers operate, impact on our customers and our sales cycles, impact on our supply chain and manufacturing partners, impact on our employees and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and cannot be predicted. We assessed the potential impact that this pandemic has on our estimates as of October 1, 2022 and determined that there were no material impacts. However, due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to fulfill demand from our customers. As of October 1, 2022, our inventory balance includes $21.9 million of incremental supply procurement costs.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Business Combinations

On August 3, 2022, we completed a merger with NeoPhotonics Corporation (“NeoPhotonics”). Our condensed consolidated financial statements include the operating results of NeoPhotonics for the period from the date of the closing of the merger through October 1, 2022. We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations to account for this transaction. Refer to “Note 4. Business Combinations” for further discussion of the merger.
On August 15, 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines. Our condensed consolidated financial statements include the operating results of this business unit for the period from the date of the acquisition through October 1, 2022. We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations to account for this transaction. Refer to “Note 4. Business Combinations” for further discussion of this acquisition.

Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2023 is a 52-week year ending on July 1, 2023, with the quarter ended October 1, 2022 being a 13-week quarterly period. Our fiscal 2022 was a 52-week year that ended on July 2, 2022, with the quarter ended October 2, 2021 being a 13-week quarterly period.
Principles of Consolidation
These interim unaudited condensed consolidated financial statements include the accounts of Lumentum Holdings Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification of the prior period amounts did not impact previously reported condensed consolidated financial statements.
Accounting Policies
The condensed consolidated financial statements and accompanying related notes should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.
Except for the accounting policies for convertible instruments as a result of our adoption of Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, there have been no significant changes to our accounting policies during the three months ended October 1, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. This ASU is expected to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 is effective for us in our first quarter of fiscal year 2024. We early adopted the new standard in the first quarter of fiscal 2023 in connection with the merger with NeoPhotonics Corporation (“NeoPhotonics”), noting no material impact to our condensed consolidated financial statements as of and for the period ended October 1, 2022.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share. We adopted the standard as of July 3, 2022, using the modified retrospective approach. Upon adoption, our 2026 Notes and 2028 Notes were accounted for as a single liability measured at amortized cost, resulting in: (i) an increase to the convertible notes liability balance of $433.0 million to reflect the full principal amount of the convertible notes outstanding, net of issuance costs; (ii) a reduction to additional paid-in capital, net of estimated income tax effects, of $426.5 million, to remove the equity component separately recorded for the conversion features associated with the convertible notes; (iii) an increase to deferred tax assets, net of $92.1 million; and (iv) a cumulative-effect adjustment of $85.6 million, net of estimated income tax effects, to decrease the accumulated deficit. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to diluted earnings per share for the three months ended October 1, 2022, as the inclusion of potential shares of common stock related to the convertible notes was anti-dilutive. Refer to “Note 9. Debt” for further information.
The following table sets forth the impact upon adoption of ASU 2020-06 as of July 3, 2022 (in millions):

	Short Term Debt - 2024 Notes	Long Term Debt - 2026 Notes	Long Term Debt - 2028 Notes	Additional Paid-In Capital	Accumulated Deficit	Deferred Tax Asset (Liability), net
Balances pre-adoption of ASC 2020-06	$409.9	$831.4	$634.7	$2,003.6	$129.1	$12.9
Reclassify amounts from equity to debt	—	312.9	229.3	(542.2)	—	—
Adjustment for interest accretion	—	(99.5)	(9.7)	—	(109.2)	—
Tax effect	—	—	—	115.7	23.6	92.1
Balances upon adoption of ASC 2020-06	$409.9	$1,044.8	$854.3	$1,577.1	$43.5	$105.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended
	October 1, 2022	October 2, 2021
Numerator:
Net income (loss) - basic and diluted	$(0.4)	$81.5

Denominator:
Weighted average common shares outstanding - basic	68.1	72.7
Effect of dilutive securities from 2015 Equity Incentive Plan	—	0.6
Shares issuable assuming conversion of the convertible notes	—	2.1
Weighted average common shares outstanding - diluted	68.1	75.4

Net income (loss) per share:
Basic	$(0.01)	$1.12
Diluted	$(0.01)	$1.08
Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, potentially dilutive common shares issuable upon conversion of our outstanding 2024 Notes, 2026 Notes and 2028 Notes (collectively referred to as the “Convertible Notes”) are determined using the if-converted method. Anti-dilutive shares excluded from the calculation of diluted net income (loss) per share for the three months ended October 1, 2022 include 28.4 million shares related to Convertible Notes and 0.5 million shares related to restricted stock units (“RSUs”) under the 2015 Equity Incentive Plan and shares to be purchased under the Employee Stock Purchase Plan (the “2015 Purchase Plan”). Refer to “Note 13. Equity.”
Periods prior to the adoption of ASU 2020-06, which includes the first quarter of fiscal 2022, our potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted net income (loss) per share for the three months ended October 2, 2021 include 0.4 million shares related to RSUs and the 2015 Purchase Plan.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Business Combinations
NeoPhotonics Merger
On November 3, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NeoPhotonics and Neptune Merger Sub, Inc. On August 3, 2022 (the “Closing date”), we completed the acquisition of NeoPhotonics through the consummation of the merger and, accordingly, we acquired all of the issued and outstanding common stock of NeoPhotonics. The addition of NeoPhotonics expands our opportunity in some of the fastest growing markets for optical components used in cloud and telecom network infrastructure. We expect the integrated company to be better positioned to serve the needs of a global customer base who are increasingly utilizing photonics to accelerate the shift to digital and virtual approaches to work and life, the proliferation of IoT, 5G, and next-generation mobile networks, and the transition to advanced cloud computing architectures.
We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations, with respect to the fair value of purchase price consideration and the identifiable assets and liabilities of NeoPhotonics, which have been measured at estimated fair value as of the Closing date. The following tables summarize the total purchase price consideration (in millions):

Fair Value
Cash consideration for outstanding NeoPhotonics common stock (1)	$867.3
Settlement of pre-existing relationship (loan to NeoPhotonics) (2)	50.0
Share-based compensation (3)	17.1
Total purchase price consideration	$934.4
(1) Under the terms of the Merger Agreement, NeoPhotonics stockholders received $16.00 per share for each of the 54.2 million NeoPhotonics common stock outstanding at the Closing date. As a result, we paid $867.3 million of cash consideration to shareholders of NeoPhotonics on the Closing Date.
(2) As contemplated by the Merger Agreement, on January 14, 2022, Lumentum and NeoPhotonics entered into a credit agreement where Lumentum agreed to make term loans (“loans”) to NeoPhotonics in an aggregate principal amount not to exceed $50.0 million to help fund capital expenditures and increase working capital associated with NeoPhotonics’ growth plans. During fiscal 2022, the Company funded a $30.0 million loan request to NeoPhotonics. On August 1, 2022, we funded an additional $20.0 million loan request to NeoPhotonics. The interest was payable monthly in arrears on the first day of each month. The loans would have matured on January 14, 2024 unless earlier repaid or accelerated. The $50.0 million loans in aggregate were included as part of the total purchase price consideration.
(3) We paid $22.6 million cash consideration to holders of vested NeoPhotonics equity awards as of closing, of which $13.6 million was allocated to the purchase price consideration and $9.0 million was expensed immediately after the Closing date. Additionally, we issued replacement equity awards (the “Replacement Awards”) in settlement of certain NeoPhotonics equity awards that did not become vested at the Closing date, with the total fair value of $40.2 million based on our closing stock price on the Closing date. The portion of Replacement Awards attributed to pre-merger service was recorded as part of the consideration transferred, which was $3.5 million.
The total transaction consideration of $934.4 million was funded by the cash balances of the combined company. We also recorded $20.9 million of merger-related costs, representing professional and other direct acquisition costs. Of the $20.9 million of merger-related costs, $12.6 million was incurred during the three months ended October 1, 2022 and was recorded as selling, general and administrative expense in the consolidated statement of operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We allocated the fair value of the purchase price consideration to the assets acquired and liabilities assumed as of the Closing date based on their estimated fair values. The excess of purchase price consideration over the fair value of net assets acquired is recorded as goodwill. Our preliminary allocation of the purchase price consideration to the assets acquired and liabilities assumed as of the Closing date is as follows (in millions):

Fair Value
Total purchase price consideration	$934.4

Assets acquired
Cash and cash equivalents	$92.9
Accounts receivable, net	66.5
Inventories	85.3
Prepayments and other current assets	24.2
Property, plant and equipment, net	106.6
Operating lease right-of-use assets, net	16.9
Other intangible assets, net (1)	412.5
Other non-current assets	1.9
Total assets	806.8

Liabilities assumed
Accounts payable	79.6
Accrued payroll and related expenses	12.0
Accrued expenses	4.1
Other current liabilities	10.6
Operating lease liabilities, current	2.8
Operating lease liabilities, non-current	13.2
Deferred tax liability	40.1
Other non-current liabilities	28.3
Total liabilities	190.7

Goodwill	$318.3
(1) Other intangible assets include customer relationship of $144.5 million, developed technology of $220.0 million, and in-process research and development (“IPR&D”) of $48.0 million. Refer to “Note 8. Goodwill and Other Intangible Assets” for more information.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories, property, plant and equipment, intangible assets, deferred tax assets and liabilities, and contingent liabilities. Further adjustments may result before the end of the measurement period, which ends one year from the Closing date. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Closing date that, if known, would have resulted in revised estimated values of assets acquired and liabilities assumed, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be calculated as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
Goodwill has been assigned to the OpComms segment. The preliminary goodwill of $318.3 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and NeoPhotonics. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 8. Goodwill and Other Intangible Assets.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
From the Closing date, NeoPhotonics contributed $72.8 million of our consolidated net revenue for the three months ended October 1, 2022. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impractical to determine NeoPhotonics’ contribution to our earnings.
Supplemental Pro Forma Information
The following supplemental pro forma information presents the combined results of operations for the three months ended October 1, 2022 and October 2, 2021, as if the merger was completed at the beginning of fiscal 2022. The supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
The pro forma financial information includes adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) additional cost of sales related to the inventory valuation adjustment, (iv) acquisition related costs, such as third party transaction costs and restructuring costs, (vi) stock-based compensation expense and (vi) the estimated income tax effect on the pro forma adjustments.
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Net revenue	$530.7	$532.1
Net income	32.4	22.2
Acquisition of IPG Photonics’ Telecom Transmission Product Lines
On August 15, 2022 (“IPG Closing date”), we completed a transaction to acquire IPG Photonics’ telecom transmission product lines that develops and markets products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (DSPs), ASICs and optical transceivers. This acquisition will enable us to expand our business in the OpComms segment.
We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations to account for this transaction. The total purchase price is $55.9 million, which was paid in cash. Our preliminary allocation of the purchase price consideration includes $29.1 million of in-process research and development (“IPR&D”), $8.6 million of developed technology, $2.3 million of customer relationships, $9.4 million of other net assets and liabilities, resulting in preliminary goodwill of $6.5 million. The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and adjustments may result before the end of the measurement period, which ends one year from the IPG Closing date.
We incurred $1.4 million transaction costs during the three months ended October 1, 2022, which was recorded as selling, general and administrative expense in the condensed consolidated statement of operations.
The pro forma financial information from the IPG Photonics’ telecom transmission product lines, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 1, 2022:
Cash	$326.9	$—	$—	$326.9
Cash equivalents:
Commercial paper	24.5	—	—	24.5
Money market funds	221.1	—	—	221.1
U.S. Agency securities	9.0	—	—	9.0
U.S. Treasury securities	23.8	—	—	23.8
Total cash and cash equivalents	$605.3	$—	$—	$605.3
Short-term investments:
Certificates of deposit	$33.3	$—	$—	$33.3
Commercial paper	66.1	—	(0.4)	65.7
Corporate debt securities	492.4	—	(7.6)	484.8
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	87.5	—	(1.8)	85.7
U.S. Treasury securities	353.2	0.1	(4.2)	349.1
Total short-term investments	$1,033.5	$0.1	$(14.0)	$1,019.6

July 2, 2022:
Cash	$235.9	$—	$—	$235.9
Cash equivalents:
Commercial paper	23.6	—	—	23.6
Money market funds	1,000.2	—	—	1,000.2
U.S. Agency securities	8.0	—	—	8.0
U.S. Treasury securities	22.5		—	22.5
Total cash and cash equivalents	$1,290.2	$—	$—	$1,290.2
Short-term investments:
Certificates of deposit	$28.3	$—	$—	$28.3
Commercial paper	107.4	—	(0.4)	107.0
Corporate debt securities	539.9		(7.4)	532.5
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	67.1	—	(1.4)	65.7
U.S. Treasury securities	528.2	0.3	(4.2)	524.3
Total short-term investments	$1,271.9	$0.3	$(13.4)	$1,258.8
We review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to, the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its cost basis. We have not recorded our unrealized losses on our short-term investments into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended October 1, 2022 and October 2, 2021, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three months ended October 1, 2022 and October 2, 2021, our other income (expense), net was $13.8 million income and $0.6 million income, respectively, which includes interest and investment income on cash equivalents and short-term investments of $4.8 million and $0.6 million, respectively.
As of October 1, 2022 and July 2, 2022, we recorded interest receivables of $3.9 million and $3.9 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented as there were no such losses.
As of October 1, 2022, we had corporate debt securities and U.S. government bonds of $148.9 million and $19.7 million, respectively, that have been in a continuous unrealized loss position for more than 12 months with an unrealized loss position of $2.6 million and $0.4 million, respectively. As of July 2, 2022, we had corporate debt securities of $57.4 million that have been in a continuous loss position for more than 12 months with an unrealized loss position of $0.9 million.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented (in millions):

	Fair Value	Unrealized Losses
October 1, 2022:
U.S. Agency securities	$86.4	(1.8)
Certificates of deposit	6.4	—
Commercial paper	90.2	(0.4)
Corporate debt securities	334.4	(5.0)
U.S. government bonds	262.5	(3.7)
Total	$779.9	$(10.9)

July 2, 2022:
U.S. Agency securities	$73.7	$(1.4)
Certificates of deposit	16.2	—
Commercial paper	130.7	(0.4)
Corporate debt securities	473.2	(6.5)
Municipal bonds	1.0	—
U.S. government bonds	366.0	(4.2)
Total	$1,060.8	$(12.5)
The following table classifies our short-term investments by contractual maturities (in millions):

	October 1, 2022		July 2, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$831.3	$821.2	$1,010.9	$1,002.2
Due in 1 year through 5 years	202.2	198.4	261.0	256.6
	$1,033.5	$1,019.6	$1,271.9	$1,258.8
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
October 1, 2022: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$24.5	$—	$24.5
Money market funds	221.1	—	—	221.1
U.S. Agency securities	—	9.0	—	9.0
U.S. Treasury securities	23.8	—	—	23.8
Short-term investments:
Certificates of deposit	—	33.3	—	33.3
Commercial paper	—	65.7	—	65.7
Corporate debt securities	—	484.8	—	484.8
Municipal bonds	—	1.0	—	1.0
U.S. Agency securities	—	85.7	—	85.7
U.S. Treasury securities	349.1	—	—	349.1
Total assets	$594.0	$704.0	$—	$1,298.0
(1) Excludes $326.9 million in cash held in our bank accounts as of October 1, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
July 2, 2022: (1)
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the 2028 Notes, 2026 Notes and 2024 Notes. The estimated fair value of the convertible notes was determined based on the trading price of the convertible notes as of the last day of trading for the period. We consider the fair value of the notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying amounts and estimated fair values of the 2028 Notes, 2026 Notes and 2024 Notes are as follows for the periods presented (in millions):

	October 1, 2022		July 2, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2028 Notes	$854.5	$691.4	$634.7	$735.7
2026 Notes	1,045.0	983.8	831.4	1,065.0
2024 Notes	415.2	553.9	409.9	614.2
	$2,314.7	$2,229.1	$1,876.0	$2,414.9
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2022, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three months ended October 1, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of October 1, 2022 and July 2, 2022, the allowance for credit losses on our trade receivables was $0.1 million and $0.1 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	October 1, 2022	July 2, 2022
Raw materials and purchased parts	$150.6	$98.9
Work in process	133.3	92.2
Finished goods	82.3	59.0
Inventories	$366.2	$250.1
The inventory balance as of October 1, 2022 includes $80.7 million inventory from the merger with NeoPhotonics, net of amortization of fair value step-up of $4.6 million during the three months ended October 1, 2022.
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	October 1, 2022	July 2, 2022
Operating lease right-of-use assets	$120.7	$102.1
Less: accumulated amortization	(31.3)	(28.5)
Operating lease right-of-use assets, net	$89.4	$73.6
In connection with the NeoPhotonics merger, we acquired $16.9 million right-of-use assets related to leases of real estate properties used as our manufacturing and R&D premises. These leases are accounted for as operating leases and have the remaining lease term ranging from 3.8 to 6.4 years years at the merger Closing date.
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	October 1, 2022	July 2, 2022
Land	$63.3	$49.7
Buildings and improvement	142.7	105.3
Machinery and equipment	614.4	548.8
Computer equipment and software	35.5	31.3
Furniture and fixtures	9.7	8.9
Leasehold improvements	44.6	35.7
Construction in progress	56.4	47.0
	966.6	826.7
Less: Accumulated depreciation	(488.6)	(466.2)
Property, plant and equipment, net	$478.0	$360.5
In connection with our merger with NeoPhotonics, we assumed $106.6 million of property, plant and equipment, net.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended October 1, 2022 and October 2, 2021, we recorded depreciation expense of $24.5 million and $20.4 million, respectively.
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	October 1, 2022	July 2, 2022
Restructuring accrual and related charges (1)	$3.1	$—
Warranty accrual	10.1	10.0
Income tax payable (2)	27.0	26.0
Other current liabilities	8.1	3.4
Other current liabilities	$48.3	$39.4
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 12. Income Taxes.”
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	October 1, 2022	July 2, 2022
Asset retirement obligations	$8.0	$4.6
Pension and related accrual (1)	9.4	7.7
Unrecognized tax benefit	50.9	30.5
Other non-current liabilities	7.6	0.1
Other non-current liabilities	$75.9	$42.9
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. In connection with our merger with NeoPhotonics, we assumed an additional defined benefit plan covering employees in Japan. As of October 1, 2022, the projected benefit obligations, net of plan assets, in Japan, Switzerland and Thailand were $4.3 million, $1.7 million and $3.4 million, respectively. As of July 2, 2022, the projected benefit obligations, net of plan assets, in Japan, Switzerland and Thailand were $2.6 million, $1.7 million and $3.4 million, respectively. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make any updates as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Goodwill and Other Intangible Assets
Goodwill
In the first quarter of fiscal 2023, we completed two acquisitions, our merger with NeoPhotonics and the acquisition of IPG Photonics’ telecom transmission product lines. As of the acquisition dates, we recognized goodwill in the amount of $318.3 million related to the NeoPhotonics merger and $6.5 million related to the acquisition of the IPG Photonics’ telecom transmission product lines. We allocated the entire goodwill amount in connection with the acquisitions to the OpComms segment.
The following table presents the changes in goodwill by reportable segments during the three months ended October 1, 2022 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 2, 2022	$363.5	$5.4	$368.9
Acquisition of NeoPhotonics	318.3	—	318.3
Acquisition of IPG Photonics’ Telecom Transmission Product Lines	6.5	—	6.5
Balance as of October 1, 2022	$688.3	$5.4	$693.7
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2022, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three months ended October 1, 2022.
Other Intangibles
The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for customer relationships, which are amortized using an accelerated method of amortization over the expected customer lives, more accurately reflecting the pattern of realization of economic benefits expected to be obtained. Acquired developed technologies are amortized to cost of sales and customer relationships are amortized to selling, general and administrative expenses in the consolidated statement of operations.
In-process research and development (IPR&D) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
In the first quarter of fiscal 2023, we recorded the preliminary fair value of acquired intangible assets of $412.5 million related to the merger with NeoPhotonics and $40.0 million related to the acquisition of IPG Photonics’ telecom transmission product lines (“IPG product lines”). Refer to “Note 4. Business Combinations.”
The intangible assets acquired from the acquisitions in the first quarter of fiscal 2023 were as follows (in millions, except for weighted average amortization periods):

	Preliminary fair value at the acquisition date			Weighted average amortization period (in years)
	NeoPhotonics	IPG product lines	Total acquired
Acquired developed technologies	$220.0	$8.6	$228.6	5.2
Customer relationships	144.5	2.3	146.8	5.9
In-process research and development	48.0	29.1	77.1	n/a
	$412.5	$40.0	$452.5

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present details of our other intangibles, including those acquired in connection with our acquisitions in the first quarter of fiscal 2023, as of the periods presented (in millions, except for weighted average remaining amortization period):

October 1, 2022	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$618.9	$(327.0)	$291.9	4.9
Customer relationships	291.8	(84.8)	207.0	5.5
In-process research and development	77.1	—	77.1	n/a
Total intangible assets	$987.8	$(411.8)	$576.0

July 2, 2022	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(303.6)	$86.7	2.5
Customer relationships	145.0	(76.0)	69.0	4.4
Total intangible assets	$535.3	$(379.6)	$155.7

The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Cost of sales	$22.9	$15.8
Selling, general and administrative	9.3	5.6
Total amortization of intangibles	$32.2	$21.4
Based on the carrying amount of our acquired developed technologies and customer relationships as of October 1, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2023	$93.6
2024	110.2
2025	97.3
2026	84.9
2027	73.0
Thereafter	39.9
Total future amortization	$498.9

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
Prior to the close of business on the business day immediately preceding March 15, 2028, holders of the 2028 Notes may convert their 2028 Notes only under the following circumstances:
•during any fiscal quarter commencing after July 2, 2022 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price, or $170.34, on each applicable trading day;
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
repurchase all or a portion of their 2028 Notes for cash at a price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. Refer to “Note 2. Recently Issued Accounting Pronouncement” for the detailed adoption impact.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was initially valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. Refer to “Note 2. Recently Issued Accounting Pronouncement” for the detailed adoption impact.
2024 Notes
In March 2017, we issued $450.0 million in aggregate principal amount 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2024 Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
During the three months ended October 1, 2022, we received conversion requests of less than $0.1 million principal amount of the 2024 Notes, which we settled with cash in accordance with the 2024 Indenture. Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes. The remaining principal amount of the 2024 Notes as of October 1, 2022 was $448.1 million.
We considered the features embedded in the 2024 Notes other than the conversion feature, including the holders’ put feature, our call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument. Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. During fiscal 2017, we satisfied the TMA settlement condition. As such, the value of the conversion option

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
is no longer marked-to-market and was reclassified to additional paid-in capital within stockholders’ equity on our condensed consolidated balance sheets. The adoption of ASU 2020-06 did not change the presentation of the 2024 Notes, as the conversion feature associated with the 2024 Notes continues to be classified within stockholders’ equity.
Convertible Notes - Additional Disclosures
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	October 1, 2022			July 2, 2022
	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)
Principal	$448.1	$1,050.0	$861.0	$448.1	$1,050.0	$861.0
Unamortized debt discount and issuance costs	(32.9)	(5.0)	(6.5)	(38.2)	(218.6)	(226.3)
Net carrying amount of the liability component	$415.2	$1,045.0	$854.5	$409.9	$831.4	$634.7
(1) If the closing price of our stock exceeds $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of any future quarter, our 2024 Notes would become convertible at the option of the holders. During the fourth quarter of fiscal 2022, the 2024 Notes were convertible at the option of the holders and therefore, the debt component of our 2024 Notes was classified as current liabilities in our condensed consolidated balance sheet. While the 2024 Notes will not be convertible during the second quarter of fiscal 2023, as our stock price did not exceed $78.80 for 20 of the last 30 trading days of the quarter ended October 1, 2022, we continue to classify the 2024 Notes in current liabilities as this presentation provides consistency and better comparability with our prior periods.
(2) If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future quarter, our 2026 Notes would become convertible at the option of the holders and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
(3) If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of such quarter, our 2028 Notes would become convertible at the option of the holders and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Contractual interest expense	$2.7	$1.6
Amortization of the debt discount and debt issuance costs	5.7	15.3
Total interest expense	$8.4	$16.9
The future interest and principal payments related to our convertible notes are as follows as of October 1, 2022 (in millions):

Fiscal Years	2024 Notes	2026 Notes	2028 Notes	Total
Remainder of 2023	$0.6	$5.3	$4.3	$10.2
2024	449.2	5.3	4.3	458.8
2025	—	5.3	4.3	9.6
2026	—	5.3	4.3	9.6
2027	—	1,052.4	869.6	1,922.0
Total convertible notes payments	$449.8	$1,073.6	$886.8	$2,410.2

The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Mitsubishi Bank Loans
In connection with our merger of NeoPhotonics, we assumed several loan agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank”).
In February 2015, NeoPhotonics entered into a loan agreement with Mitsubishi Bank, that provided for a term loan in the aggregate principal amount of 1.0 billion JPY (approximately $6.9 million based on the exchange rate on October 1, 2022) (the “2015 Mitsubishi Bank Loan”). The 2015 Mitsubishi Bank Loan is secured by a mortgage on certain real property and buildings owned by NeoPhotonic’s Japanese subsidiary. The 2015 Mitsubishi Bank Loan accrues interest and is paid monthly based upon the annual rate of the monthly Tokyo Interbank Offer Rate ("TIBOR") plus 1.40%. The term loan requires equal monthly payments of principal equal to 8.3 million JPY (approximately $0.1 million based on the exchange rate on October 1, 2022) until the maturity date of February 25, 2025, with a lump sum payment of the balance of 8.4 million JPY (approximately $0.1 million based on the exchange rate on October 1, 2022) on the maturity date. The outstanding principal balance for the 2015 Mitsubishi Bank Loan was 241.7 million JPY (approximately $1.6 million) as of October 1, 2022.
In March 2017, NeoPhotonics entered into a loan agreement with Mitsubishi Bank for a term loan of 690.0 million JPY (approximately $4.8 million based on the exchange rate on October 1, 2022) (the “2017 Mitsubishi Bank Loan”) to acquire manufacturing equipment for its Japanese subsidiary. This loan is secured by the manufacturing equipment owned by the NeoPhotonics' subsidiary in Japan. Interest on the 2017 Mitsubishi Bank Loan is based on the annual rate of the monthly TIBOR rate plus 1.00%. The 2017 Mitsubishi Bank Loan matures on March 29, 2024 and requires monthly interest and principal payments over 72 months commencing in April 2018. The outstanding principal balance for the 2017 Mitsubishi Bank Loan was 172.5 million JPY (approximately $1.3 million) as of October 1, 2022.
In January 2018, NeoPhotonics entered into a term loan agreement with Mitsubishi Bank and The Yamanashi Chuo Bank, Ltd. for a term loan in the aggregate principal amount of 850.0 million JPY (approximately $5.9 million based on the exchange rate on October 1, 2022) (the “2018 Mitsubishi Bank Loan”). The purpose of this term loan was to obtain machinery for the core parts of the manufacturing line and payments for related expenses by NeoPhotonics' subsidiary in Japan. This term loan requires no additional security. Interest on the term loan is based upon the annual rate of the three months TIBOR rate plus 1.00%. The term loan requires quarterly interest payments, along with the principal payments, over 82 months commencing in April 2018. The outstanding principal balance for the 2018 Mitsubishi Bank Loan was approximately 303.6 million JPY (approximately $2.1 million) as of October 1, 2022.
All of these term loans contain customary representations and warranties, and customary affirmative and negative covenants applicable to NeoPhotonics’ Japanese subsidiary, including, among other things, restrictions on cessation in business, management, mergers or acquisitions. These term loans contain customary covenants relating to minimum net assets, maximum ordinary loss and a coverage ratio covenant. We are in compliance with the related covenants for all these term loans as of October 1, 2022.
We intend to repay all amounts outstanding under the 2015 Mitsubishi Bank Loan, 2017 Mitsubishi Bank Loan and 2018 Mitsubishi Bank Loan during fiscal year 2023. As such, we presented these term loans within short term debt in our condensed consolidated balance sheet.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss) were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 2, 2022	$9.7	$1.0	$(10.3)	$0.4
Other comprehensive loss	—	—	(0.6)	(0.6)
Ending balance as of October 1, 2022	9.7	1.0	(10.9)	(0.2)

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 3, 2021	$9.7	$(1.4)	$(0.1)	$8.2
Other comprehensive income	—	—	0.3	0.3
Ending balance as of October 2, 2021	9.7	(1.4)	0.2	8.5
(1) In fiscal 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated.
(2) We re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make any updates as necessary.

Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions in the first quarter of fiscal 2023.
The following table summarizes the activity of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Balance as of beginning of period	$—	$5.7
Charges (reversals), net	9.3	(1.1)
Payments	(6.2)	(3.8)
Balance as of end of period	$3.1	$0.8
During the three months ended October 1, 2022, we recorded restructuring and related charges of $9.3 million in our condensed consolidated statements of operations which was primarily attributable to severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment. We made $6.2 million of payments in connection with these agreements during the three months ended October 1, 2022.
During the three months ended October 2, 2021, we recorded a net reversal to our restructuring and related charges of $1.1 million in our condensed consolidated statements of operations, which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.
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
We recorded a tax provision of $19.2 million and $18.1 million for the three months ended October 1, 2022 and October 2, 2021, respectively. Our tax provision for the three months ended October 1, 2022 includes a discrete tax expense of $13.1 million, primarily related to the international restructuring and currency re-measurement of certain tax related accounts, partially offset by the tax benefit from tax rate changes. Our estimated effective tax rate for fiscal 2023 also differs from the 21% U.S. statutory rate primarily due to the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation, partially offset by the income tax benefit from the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, and U.S. federal R&D tax credits.
As of October 1, 2022, we had $53.8 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of tax audits is highly unpredictable. Although it is possible that certain ongoing tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $0.5 million over the next 12 months.

Note 13. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
As of October 1, 2022, we had 4.1 million shares subject to restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Equity Incentive Plan (“2015 Plan”). These grants are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. As of October 1, 2022, 1.9 million shares of common stock under the 2015 Plan were available for grant.
Replacement Awards
In connection with the merger with NeoPhotonics, we issued equity awards to certain NeoPhotonics employees, consisting of restricted stock units (the “Replacement Awards”) in exchange for their NeoPhotonics equity awards. The terms of these Replacement Awards are substantially similar to the original NeoPhotonics equity awards. The Replacement Awards consisted of 0.4 million restricted stock units with a grant date fair value of $93.4 per share, which represents our closing stock price on the Closing date. The total fair value of these Replacement Awards is $40.2 million, $3.5 million of which is attributed to employee services rendered through August 3, 2022, the merger Closing date, and was recognized as a component of the merger consideration. The remaining fair value of the Replacement Awards is recorded as stock-based compensation over the remaining vesting period. Refer to “Note 4. Business Combinations.”
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
During the three months ended October 1, 2022, our board of directors approved grants of 1.5 million RSUs which primarily vest over three years. In addition, we issued 0.4 million RSUs that were issued as part of the Replacement Awards in connection with the merger with NeoPhotonics as described above.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Performance Stock Units
Performance stock units (“PSUs”) under the 2015 Plan are grants of shares of our common stock that vest upon the achievement of certain performance and service conditions. We begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. Our PSUs are subject to risk of forfeiture until performance and service conditions are satisfied and generally vest between one and three years.
During the three months ended October 1, 2022, 0.3 million PSUs were issued to executive and certain non-executive employees as part of our revised Annual Incentive Plan. These PSUs have an aggregate grant date fair value of $26.0 million and are subject to performance targets and service conditions, and vest over a one-year period. The board of directors also approved a grant of 0.2 million PSUs with an aggregate grant date fair value of $22.6 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurement, as well as service conditions, over three years.
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.4 million shares remained available for issuance as of October 1, 2022.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Cost of sales	$5.5	$4.6
Research and development	9.6	5.0
Selling, general and administrative	31.5	15.2
Total stock-based compensation	$46.6	$24.8
In connection with the NeoPhotonics merger, certain equity awards for NeoPhotonics employees were accelerated. The total stock-based compensation associated with the acceleration was $11.9 million for the three months ended October 1, 2022, of which $9.0 million was settled in cash. Refer to “Note 4. Business Combinations.”
Included in stock-based compensation for the three months ended October 1, 2022 and October 2, 2021, is $8.8 million and $4.7 million of stock-based compensation costs related to PSUs, respectively. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the years presented was as follows (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Income tax benefit associated with stock-based compensation	$5.1	$4.0
Approximately $10.3 million and $6.4 million of stock-based compensation was capitalized to inventory as of October 1, 2022 and July 2, 2022, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of October 1, 2022, $266.5 million of stock-based compensation cost related to RSU awards remains to be amortized. That RSU cost is expected to be recognized over an estimated amortization period of 2.3 years.
Stock Award Activity
The following table summarizes our award activity for the three months ended October 1, 2022 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 2, 2022	2.0	$85.9	0.3	$81.9
Replacement Awards Issued	0.4	93.4	—	—
Granted	1.5	89.2	0.5	88.3
Vested	(0.5)	81.7	(0.1)	68.8
Canceled	(0.1)	85.0	—	82.6
Balance as of October 1, 2022	3.3	$88.9	0.7	$89.3
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 2, 2022	3.8
Assumed in connection with NeoPhotonics merger	0.4
Replacement Awards	(0.4)
Granted	(2.0)
Canceled	0.1
Balance as of October 1, 2022	1.9
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three months ended October 1, 2022 and October 2, 2021 was $1.2 million and $1.2 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. During the three months ended October 1, 2022 and October 2, 2021, there were no shares issued to employees through the 2015 Purchase Plan.
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
During the three months ended October 1, 2022, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million.
Since the share buyback program was approved by the board of directors, we have repurchased 7.4 million shares in aggregate at an average price of $83.38 per share for a total purchase price of $615.5 million. We recorded the $615.5 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $416.2 million as of October 1, 2022, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. In addition, we assumed certain purchase orders in connection with our merger with NeoPhotonics for the purchase of inventory and other items in the ordinary course of its business. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Balance as of beginning of period	$10.0	$5.0
Warranties assumed in NeoPhotonics merger	0.7	—
Provision for warranty	1.5	1.7
Utilization of reserve	(2.1)	(1.6)
Balance as of end of period	$10.1	$5.1
Environmental Liabilities
Our research and development, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulations imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.
Oclaro Merger Litigation
In connection with our acquisition of Oclaro in 2018, seven lawsuits were filed by purported stockholders of Oclaro challenging the proposed merger (the “Merger”). All but one was voluntarily dismissed after the Oclaro Merger closed. The remaining lawsuit, SaiSravan B. Karri v. Oclaro, Inc., et al., No. 3:18-cv-03435-JD (the “Karri Lawsuit”), was filed in the United States District Court for the Northern District of California and is styled as a class action.
The Karri Lawsuit alleges, among other things, that Oclaro and its directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder by disseminating an incomplete and misleading Form S-4, including proxy statement/prospectus. The Karri Lawsuit further alleged that Oclaro’s directors violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The plaintiff in the Karri Lawsuit seeks, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees.
After the plaintiff in the Karri Lawsuit was appointed as lead plaintiff and his counsel as lead counsel, the plaintiff filed a first amended complaint on April 15, 2019. The first amended complaint, also named Lumentum as a defendant but Lumentum has since been dismissed from the action. On October 8, 2020, the court granted in part and denied in part the defendant’s motion to dismiss the first amended complaint. On December 1, 2020, defendants answered the first amended complaint. On September 17, 2021, lead plaintiff filed a second amended complaint. Defendants moved to stay discovery in light of the second amended complaint. On January 11, 2022 the Court struck the second amended complaint as untimely, terminated defendants’ motions to dismiss as moot, and lifted the stay.
On August 16, 2022, Plaintiff moved for class certification and to be appointed class representative. Defendants opposed the motion. A hearing on the motion is scheduled for November 17, 2022. Defendants intend to continue to defend the Karri Lawsuit vigorously.
NeoPhotonics Merger Litigation
In connection with our planned acquisition of NeoPhotonics Corporation (“NeoPhotonics”) announced in November 2021, ten lawsuits (the “NeoPhotonics Lawsuits”) were filed by purported stockholders of NeoPhotonics challenging the proposed merger (the “NeoPhotonics Merger”). All of the NeoPhotonics Lawsuits have been dismissed.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. As of October 1, 2022, we did not have any material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. Our OpComms products address the following markets: telecommunications and data communications (“Telecom and Datacom”), and consumer and industrial (“Consumer and Industrial”), and include product lines from the recent merger of NeoPhotonics and the acquisition of IPG Photonics’ telecom transmission product lines. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. The CODM regularly reviews operating results to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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
Reportable Segments
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Net revenue:
OpComms	$453.4	$406.0
Lasers	53.4	42.4
Net revenue	$506.8	$448.4
Gross profit:
OpComms	$216.0	$225.9
Lasers	28.1	20.8
Total segment gross profit	244.1	246.7
Unallocated corporate items:
Stock-based compensation	(5.5)	(4.6)
Amortization of acquired intangibles	(22.9)	(15.8)
Amortization of acquired inventory fair value adjustments	(4.6)	—
Other (charges) gains (1)	(9.9)	5.9
Gross profit	$201.2	$232.2
(1) Other (charges) gains of unallocated corporate items for the three months ended October 1, 2022 primarily relate to $7.3 million of charges to acquire components from various brokers to satisfy customer demand.
Other (charges) gains of unallocated corporate items for the three months ended October 2, 2021 primarily relate to $5.9 million of gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Concentrations
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

	Three Months Ended
	October 1, 2022		October 2, 2021
	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$62.2	12.3%	$28.1	6.3%
Other Americas	59.8	11.8	35.0	7.8
Total Americas	$122.0	24.1%	$63.1	14.1%

Asia-Pacific:
Hong Kong	$77.6	15.3%	$142.3	31.7%
South Korea	67.7	13.4	105.1	23.4
Thailand	57.5	11.3	17.1	3.8
Other Asia-Pacific	133.7	26.4	95.0	21.2
Total Asia-Pacific	$336.5	66.4%	$359.5	80.1%

EMEA	$48.3	9.5%	$25.8	5.8%

Total net revenue	$506.8		$448.4
During the three months ended October 1, 2022, our net revenue from a single customer, which represented 10% or greater of the total net revenue, was concentrated with two customers, who collectively accounted for 34% of our total net revenue. During the three months ended October 2, 2021, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with one customer, who accounted for 41% of our total net revenue.
As of October 1, 2022, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customers, which individually represented 13% and 11% of gross accounts receivable, respectively. As of July 2, 2022, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customers, which individually represented 10% and 10% of gross accounts receivable, respectively.
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	October 1, 2022	July 2, 2022
Property, plant and equipment, net
United States	$136.9	$107.8
Thailand	118.0	107.6
Japan	89.2	38.9
China	58.4	32.7
Other countries	75.5	73.5
Total property, plant and equipment, net	$478.0	$360.5

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand and Malaysia. During the three months ended October 1, 2022 and October 2, 2021, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of our total net inventory purchases, were concentrated with two contract manufacturers. These two contract manufacturers collectively accounted for 51% of the total net inventory purchases during the three months ended October 1, 2022 and 64% of the total net inventory purchases during the three months ended October 2, 2021.

Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by product and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, the table sets forth the percentage of our total net revenue attributable to our product offerings that serve Telecom and Datacom, and Consumer and Industrial markets accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Three Months Ended
	October 1, 2022		October 2, 2021
OpComms:
Telecom and Datacom	$360.1	71.1%	$216.0	48.2%
Industrial and Consumer	93.3	18.4	190.0	42.3%
Total OpComms	$453.4	89.5%	$406.0	90.5%
Lasers	53.4	10.5%	42.4	9.5%
Net Revenue	$506.8		$448.4
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	October 1, 2022	July 2, 2022	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$340.5	$262.0	$78.5	30.0%
Deferred revenue and customer deposits	Other current liabilities	$1.1	$—	$1.1	n/a

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, and our merger with NeoPhotonics and the successful integration of NeoPhotonics’ business (including personnel), and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Mergers and Acquisitions
NeoPhontonics Merger
On August 3, 2022 (the “Closing date”), we completed our merger with NeoPhotonics Corporation (“NeoPhotonics”). The addition of NeoPhotonics expands our opportunity in some of the fastest growing markets for optical components used in cloud and telecom network infrastructure. We expect the integrated company to be better positioned to serve the needs of a global customer base who are increasingly utilizing photonics to accelerate the shift to digital and virtual approaches to work and life, the proliferation of IoT, 5G, and next-generation mobile networks, and the transition to advanced cloud computing architectures.
Under the terms of the Merger Agreement, NeoPhotonics stockholders received $16.00 per share for each of the NeoPhotonics common stock they own at the Closing date. As a result, we paid $867.3 million of cash consideration to shareholders of NeoPhotonics on the Closing Date.
As contemplated by the Merger Agreement, on January 14, 2022, Lumentum and NeoPhotonics entered into a credit agreement where Lumentum agreed to make term loans (“loans”) to NeoPhotonics in an aggregate principal amount not to exceed $50.0 million to help fund capital expenditures and increase working capital associated with NeoPhotonics’ growth plans. During fiscal 2022, we funded a $30.0 million loan request to NeoPhotonics. On August 1, 2022, we funded an additional $20.0 million loan request to NeoPhotonics. The interest was payable monthly in arrears on the first day of each month. The loans would have matured on January 14, 2024 unless earlier repaid or accelerated. The $50.0 million loans in aggregate were included as part of the total purchase price consideration.
We paid $22.6 million cash consideration to shareholders of NeoPhotonics for the vested and accelerated NeoPhotonics equity awards, of which $13.6 million was allocated to the purchase price consideration. The remaining $9.0 million related to the payment of change-in-control provisions for certain executives, which were recognized as post-combination expenses due to the dual-trigger nature of the arrangements. Additionally, we issued replacement equity awards (the “Replacement Awards”) in settlement of certain NeoPhotonics equity awards that did not become vested at the Closing date, with the total fair value of $40.2 million based on our closing stock price on the Closing date. The portion of Replacement Awards attributed to pre-merger service was recorded as part of the consideration transferred, which was $3.5 million.
The total transaction consideration of $934.4 million was funded by the cash balances of the combined company. We also recorded $20.9 million of merger-related costs, representing professional and other direct acquisition costs. Of the $20.9 million of merger-related costs, $12.6 million was incurred during the three months ended October 1, 2022 and was recorded as selling, general and administrative expense in the consolidated statement of operations.
Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements for additional information regarding the merger with NeoPhotonics.
Acquisition of IPG Photonics’ Telecom Transmission Product Lines
On August 15, 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines that develops and markets products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (DSPs), ASICs and optical transceivers. This acquisition will enable us to expand our business in the OpComms segment. The total purchase price is $55.9 million, which was paid in cash. Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements for additional information regarding the acquisition of these product lines.
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
In the geographies where we have operations, we have, in general and where applicable, been deemed an essential business and been permitted to continue manufacturing and conducting new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. However, the pandemic continues to affect our suppliers and manufacturers who are experiencing component materials and labor shortages. Given the continually evolving situation, particularly in light of the potential emergence of new variants, it is difficult to predict the magnitude and duration of the impact of the COVID-19 pandemic to our markets, its effects, or precisely when our ability to supply our products will return to full capacity. We are continuing to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees and prospects, or on our financial results for the future.
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
Supply Chain Constraints
Our business and our customers’ businesses have been negatively impacted by worldwide logistics and supply chain issues, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 has also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. These shortages have impacted our ability to meet demand and generate revenue from certain products in fiscal 2022 and, they continue to impact our ability to meet demand today. If our ability to procure needed semiconductor components does not improve, our ability to supply our products to our customers will be impacted and our revenue and profit margin may be reduced. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may continue in the near term as supplier and customer buffer inventories and safety stocks are exhausted. Due to the global supply chain constraints, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. These costs have increased our inventory balances as of October 1, 2022 and may decrease our gross margin in the near term. We expect component supply to be a challenge at least into the second half of fiscal 2023.

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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Inventory Valuation
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 2, 2022 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three months ended October 1, 2022.

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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended
	October 1, 2022	October 2, 2021
Segment net revenue:
OpComms	89.5%	90.5%
Lasers	10.5	9.5
Net revenue	100.0	100.0
Cost of sales	55.8	44.7
Amortization of acquired developed intangibles	4.5	3.5
Gross profit	39.7	51.8
Operating expenses:
Research and development	14.3	12.1
Selling, general and administrative	20.9	14.1
Restructuring and related charges	1.8	(0.2)
Total operating expenses	37.0	25.9
Income from operations	2.7	25.8
Interest expense	(1.7)	(3.8)
Other income (expense), net	2.7	0.1
Income before income taxes	3.7	22.2
Provision for income taxes	3.8	4.0
Net income (loss)	(0.1)%	18.2%

Financial Data for the three months ended October 1, 2022 and October 2, 2021
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended
	October 1, 2022	October 2, 2021	Change	Percentage Change
Segment net revenue:
OpComms	$453.4	$406.0	$47.4	11.7%
Lasers	53.4	42.4	11.0	25.9
Net revenue	$506.8	$448.4	$58.4	13.0%

Gross profit	$201.2	$232.2	$(31.0)	(13.4)%
Gross margin	39.7%	51.8%

Research and development	$72.7	$54.1	$18.6	34.4%
Percentage of net revenue	14.3%	12.1%

Selling, general and administrative	$105.7	$63.3	$42.4	67.0%
Percentage of net revenue	20.9%	14.1%

Restructuring and related charges	$9.3	$(1.1)	$10.4	N/A
Percentage of net revenue	1.8%	(0.2)%
Net Revenue
Net revenue increased by $58.4 million, or 13.0%, during the three months ended October 1, 2022 compared to the three months ended October 2, 2021, due to a $47.4 million increase in OpComms revenue and a $11.0 million increase in Lasers revenue.
OpComms net revenue increased by $47.4 million, or 11.7%, during the three months ended October 1, 2022 compared to the three months ended October 2, 2021. Within OpComms, Telecom and Datacom increased by $144.1 million, primarily due an aggregate of $73.8 million of revenue generated by NeoPhotonics and the IPG Photonics’ telecom transmission product lines from the respective acquisition dates. Additionally, the supply shortage in fiscal 2022 was partially relieved, allowing us to meet more customer demand during the first quarter of fiscal year 2023. Industrial and Consumer decreased by $96.7 million primarily due to higher market competition in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 and reflects share normalization in the market.
Lasers net revenue increased by $11.0 million, or 25.9%, during the three months ended October 1, 2022 compared to the three months ended October 2, 2021, primarily due to a return in customer demand for our kilowatt class fiber lasers following a recovery in industrial production.
During the three months ended October 1, 2022, our net revenue from a single customer, which represented 10.0% or greater of total net revenue was concentrated with two customers, which collectively accounted for 34% of our total net revenue.
During the three months ended October 2, 2021, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with one customer, which accounted for 41% of our total net revenue.

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

	Three Months Ended
	October 1, 2022		October 2, 2021
	Amount	% of Total	Amount	% of Total
Americas:
United States	$62.2	12.3%	$28.1	6.3%
Other Americas	59.8	11.8	35.0	7.8
Total Americas	$122.0	24.1%	$63.1	14.1%

Asia-Pacific:
Hong Kong	$77.6	15.3%	$142.3	31.7%
South Korea	67.7	13.4	105.1	23.4
Thailand	57.5	11.3	17.1	3.8
Other Asia-Pacific	133.7	26.4	95.0	21.2
Total Asia-Pacific	$336.5	66.4%	$359.5	80.1%

EMEA	$48.3	9.5%	$25.8	5.8%

Total net revenue	$506.8		$448.4
For the three months ended October 1, 2022 and October 2, 2021, net revenue from customers outside the United States, based on customer shipping location, represented 87.7% and 93.7% of net revenue, respectively.
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
Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the periods presented (in millions, except for percentages):

	Three Months Ended
	Gross Profit		Gross Margin
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
OpComms	$216.0	$225.9	47.6%	55.6%
Lasers	28.1	20.8	52.6%	49.1%
Segment total	$244.1	$246.7	48.2%	55.0%
Unallocated corporate items:
Stock-based compensation	(5.5)	(4.6)
Amortization of acquired intangibles	(22.9)	(15.8)
Amortization of acquired inventory fair value adjustments	(4.6)	—
Other (charges) gains (1)	(9.9)	5.9
Total	$201.2	$232.2	39.7%	51.8%
(1) Other (charges) gains of unallocated corporate items for the three months ended October 1, 2022 primarily relate to $7.3 million of charges to acquire components from various brokers to satisfy customer demand.

Other (charges) gains of unallocated corporate items for the three months ended October 2, 2021 relate to $5.9 million of gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, amortization of acquired inventory fair value adjustments, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended October 1, 2022 decreased to 39.7% from 51.8% for the three months ended October 2, 2021. The decrease was primarily driven by lower gross margin from our OpComms segment. The lower gross margin was also a result of an aggregate $7.1 million higher amortization of intangible assets acquired in the NeoPhotonics merger and the acquisition of IPG Photonics’ telecom transmission product lines, $4.6 million of amortization of acquired inventory, and $7.3 million of charges to acquire components from various brokers to satisfy customer demand during the first quarter of fiscal year 2023. Additionally, gross margin for the three months ended October 2, 2021 includes $5.9 million of gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities.
We sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.
Due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. As of October 1, 2022, our inventory balance includes $21.9 million of incremental supply procurement costs.
Segment Gross Margin
OpComms
OpComms gross margin for the three months ended October 1, 2022 decreased to 47.6% from 55.6% for the three months ended October 2, 2021. The decrease was primarily due to a less profitable mix of products, including lower sales of higher margin 3D sensing products, as well as higher sales of telecom transmission products due to the merger with NeoPhotonics, which have lower margins than our average OpComms margins.
Lasers
Lasers gross margin for the three months ended October 1, 2022 increased to 52.6% from 49.1% for the three months ended October 2, 2021. The increase was primarily due to the higher manufacturing levels and improved factory utilization as a result of return in customer demand for our kilowatt class fiber products following the recent recovery in industrial production.
Research and Development (“R&D”)
R&D expense increased by $18.6 million, or 34.4%, for the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The increase in R&D expense for the three months ended October 1, 2022 was primarily driven by an increase in payroll, stock-based compensation and other compensation related expenses due to additional headcount from the merger with NeoPhotonics and the acquisition of IPG Photonics’ telecom transmission product lines.
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
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $42.4 million, or 67.0%, during the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The increase in SG&A expense for the three months ended October 1, 2022 was primarily driven by an increase in payroll and employee compensation related expenses due to additional headcount from the merger with NeoPhotonics and higher stock-based compensation. In connection with the NeoPhotonics merger, certain equity awards for NeoPhotonics employees were accelerated. The total stock-based compensation associated with the acceleration was $11.9 million for the three months ended October 1, 2022. In addition, we incurred $16.2 million merger and acquisition related costs, primarily professional service fees and retention expenses related to the NeoPhotonics merger and the acquisition of IPG

Photonics’ telecom transmission product lines, and $3.7 million of amortization of intangibles acquired as part of these acquisitions.
From time to time, we incur non-recurring expenses, such as mergers and acquisition-related expenses, which generally increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our merger with NeoPhotonics on August 3, 2022.
During the three months ended October 1, 2022, we recorded restructuring and related charges of $9.3 million, which was primarily attributable to severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment.
During the three months ended October 2, 2021, we recorded a net reversal to our restructuring and related charges of $1.1 million in our condensed consolidated statements of operations which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.
Interest Expense
For the three months ended October 1, 2022 and October 2, 2021, we recorded interest expense of $8.5 million and $16.9 million, respectively, driven primarily by the amortization of the debt discount and issuance costs of our convertible notes. The decrease in interest expense for the three months ended October 1, 2022 compared to the three months ended October 2, 2021, is primarily a result of the adoption of ASU 2020-06 in our first quarter of fiscal 2023, which requires us to treat our 2026 Notes and 2028 Notes as a single liability measured at amortized cost, eliminating the interest expense associated with the debt discount.
Other Income (Expense), Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Foreign exchange gains (losses), net	$9.0	$(0.1)
Interest and investment income	4.8	0.6
Other income (expense), net	—	0.1
Total other income (expense), net	$13.8	$0.6
For the three months ended October 1, 2022, other income (expense), net increased by $13.2 million, primarily due to $9.1 million more in foreign exchange gains as a result of a strengthening U.S. dollar relative to other foreign currencies, and an increase in interest and investment income of $4.2 million from an increase in interest rates on our U.S. Treasury securities.
Provision for Income Taxes

(in millions)	Three Months Ended
	October 1, 2022	October 2, 2021
Provision for income taxes	$19.2	$18.1
We recorded a tax provision of $19.2 million and $18.1 million for the three months ended October 1, 2022 and October 2, 2021, respectively. Our tax provision for the three months ended October 1, 2022 includes a discrete tax expense of $13.1 million, primarily related to the international restructuring and currency re-measurement of certain tax related accounts, partially offset by the tax benefit from tax rate changes. Our tax provision for the three months ended October 2, 2021 includes a discrete tax expense of $1.1 million, primarily related to return-to-provision differences.

Our estimated effective tax rate for fiscal 2023 also differs from the 21% U.S. statutory rate primarily due to the income tax tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation, partially offset by the income tax benefit from the earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, and U.S. federal R&D tax credits.

On August 1, 2022, the Company completed an international restructuring that included the intra-entity transfer of certain intellectual property and other assets used in the business among various subsidiaries. The international restructuring aligns the global economic ownership of the Company’s intellectual property rights with the Company’s current and future business operations. The international restructuring resulted in an income tax expense for the fiscal first quarter of approximately $15.7 million, which is primarily the tax effect of the intra-entity transfers of the intellectual property.
On August 9, 2002, President Biden signed into law the CHIPS and Science Act, and on August 9, 2022, the Inflation Reduction Act. The new legislation provide tax incentives as well as impose a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. While we may be subject to the new excise tax on certain stock buybacks in years after fiscal 2023 if our net repurchase exceeds the $1.0 million annual threshold, the enactment of both the CHIPS and Science ACT as well as the Inflation Reduction Act did not result in any material adjustments to our income tax provision for the period ended October 1, 2022.
Financial Condition
Liquidity and Capital Resources
As of October 1, 2022 and July 2, 2022, our cash and cash equivalents were $605.3 million and $1,290.2 million, respectively. As of October 1, 2022 and July 2, 2022, our short-term investments of $1,019.6 million and $1,258.8 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of October 1, 2022 and July 2, 2022 was $379.7 million and $216.1 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Canada and Thailand. Although the cash currently held in the United States, as well as the cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
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
Further, the United States recently introduced a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. We are evaluating the impact of the excise tax to us. Many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of October 1, 2022 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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
•the settlement of any conversion or redemption of the 2024 Notes, 2026 Notes and the 2028 Notes in cash; and
•common stock repurchases under the 2021 share buyback program.
Contractual Obligations
The following table summarizes certain of our contractual obligations as of October 1, 2022, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	More than 1 year
Contractual Obligations
Asset retirement obligations	$8.0	$0.5	$7.5
Operating lease liabilities, including imputed interest (1)	77.9	15.1	62.8
Pension plan contributions (2)	1.4	1.4	—
Purchase obligations (3)	416.2	374.1	42.1
Term loans	4.9	4.9	—
Convertible notes - principal (4)	2,359.1	—	2,359.1
Convertible notes - interest (4)	51.1	10.6	40.5
Total	$2,918.6	$406.6	$2,512.0
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of October 1, 2022, we expect to receive sublease income of approximately $4.6 million over the sublease periods.
(2) The amount represents planned contributions to our defined benefit plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond one year in the table above.
(3) Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 14. Commitments and Contingencies” in the notes to condensed consolidated financial statements.
(4) The amount includes principal and interest payment in cash on our 0.25% Convertible Notes due in 2024 (the “2024 Notes”); principal and interest on our 0.50% Convertible Notes due in 2026 (the “2026 Notes”); and principal and interest on our 0.50% Convertible Notes due in 2028. The 2024 Notes have a maturity date of March 15, 2024, the 2026 Notes have a maturity date of December 15, 2026, and the 2028 Notes have a maturity date of June 15, 2028. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversion. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.

We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of October 1, 2022, our 2024 Notes of $415.2 million (principal balance of $448.1 million maturing in 2024) is presented in current liabilities in our condensed consolidated balance sheets. While the 2024 Notes will not be convertible during the second quarter of fiscal 2023 as our stock price did not exceed $78.80 for 20 of the last 30 trading days of the quarter ended October 1, 2022, we do expect that the 2024 Notes will again become convertible at the option of the holders during future quarters in fiscal 2023, and as such, continue to classify the debt in current liabilities. During the three months ended October 1, 2022, we received conversion requests of less than $0.1 million principal amount of the 2024 Notes, which we settled with cash in accordance with the 2024 Indenture. Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes. The remaining principal amount of the 2024 Notes as of October 1, 2022 was $448.1 million.
As of October 1, 2022, our 2026 Notes of $1,045.0 million (principal balance of $1,050.0 million maturing in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of October 1, 2022, our 2028 Notes of $854.5 million (principal balance of $861.0 million maturing in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 for 20 of the last 30 trading days of any future quarter, our 2028 Notes would also become convertible at the option of the holders and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of October 1, 2022, we presented our term loans that we assumed in connection with our merger with NeoPhotonics, within current liabilities in our condensed consolidated balance sheet.
Share Repurchases
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
During the three months ended October 1, 2022, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million.
Since the share buyback program was approved by the board of directors, we have repurchased 7.4 million shares in aggregate at an average price of $83.38 per share for a total purchase price of $615.5 million. We recorded the $615.5 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately.
The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders.
Unrecognized Tax Benefits
As of October 1, 2022, our other non-current liabilities also include $50.9 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
Our balance of cash and cash equivalents decreased by $684.9 million, from $1,290.2 million as of July 2, 2022 to $605.3 million as of October 1, 2022. The decrease in cash and cash equivalents during the three months ended October 1, 2022 was due to cash used in investing activities of $646.6 million and financing activities of $59.1 million, partially offset by cash provided by operating activities of $20.8 million.
Operating Cash Flow
Cash provided by operating activities was $20.8 million during the three months ended October 1, 2022, which reflects a net loss of $0.4 million and non-cash items of $111.7 million for the three months ended October 1, 2022, offset by $90.5 million changes in our operating assets and liabilities.
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
Investing Cash Flow
Cash used in investing activities of $646.6 million during the three months ended October 1, 2022 was attributable to the acquisition of NeoPhotonics and IPG Photonics’ telecom transmission product lines in the amount of $860.8 million, net of cash acquired, and capital expenditures of $22.9 million, partially offset by net proceeds from sales or maturities of short-term investments of $237.1 million.
Cash used in investing activities of $116.9 million during the three months ended October 2, 2021 was primarily attributable to purchases of short-term investments, net of sales and maturities of $104.9 million, capital expenditures of $17.9 million, partially offset by proceeds from the sales of property, plant and equipment of $5.9 million.
Financing Cash Flow
Cash used in financing activities of $59.1 million during the three months ended October 1, 2022 was driven by the repurchase of shares of our common stock of $35.8 million and tax payments related to net share settlement of restricted stock of $22.4 million.
Cash used in financing activities of $108.3 million during the three months ended October 2, 2021 resulted primarily from the repurchase of shares of our common stock of $91.7 million and tax payments related to restricted stock of $16.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of October 1, 2022 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and related regional shelter-in-place orders are unprecedented events that are continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:
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
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three months ended October 1, 2022 and October 2, 2021, we recorded foreign exchange gains (losses), net of $9.0 million gain and a $0.1 million loss, respectively, in the condensed consolidated statements of operations.
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
We issued the 2028 Notes in March 2022, the 2026 Notes in December 2019 and the 2024 Notes in March 2017 with an aggregate principal amount of $861.0 million, $1,050.0 million and $450.0 million, respectively. The 2028 Notes and 2026 Notes are carried at face value less issuance costs, while the 2024 Notes are carried at face value less amortized discount and issuance costs on the condensed consolidated balance sheet. The 2028 Notes, 2026 Notes and the 2024 Notes bear interest at a rate of 0.50%, 0.50% and 0.25% per year, respectively. Since the notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our Notes changes when the market price of our stock fluctuates. The 2028 Notes and 2026 Notes will mature on June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $131.03 per share for the 2028 Notes and approximately $99.29 per share for the 2026 Notes. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.
Interest Rate Fluctuation Risk
As of October 1, 2022, we had cash, cash equivalents, and short-term investments of $1,624.9 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of October 1, 2022, the weighted-average life of our investment portfolio was about six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of October 1, 2022, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.7 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.3 million.
Bank Liquidity Risk
As of October 1, 2022, we had approximately $326.9 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
The COVID-19 pandemic has, and may continue to, significantly affect how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operation and financial performance remain uncertain. From the start of the COVID-19 pandemic, in early February 2020 we proactively implemented certain measures to limit the spread of the virus, such as travel restrictions, temporarily closing or limiting the number of employees permitted onsite in our offices and manufacturing sites in several heavily impacted locations, implementing vaccination guidelines in accordance with government mandates, and work-from-home rules at most of our facilities. We have recently reopened many of our facilities world-wide for office-based employees in a new office/hybrid model. We will continue our phased return to the office at our facilities around the world based on considerations regarding the health and safety of our employees and guidance of local and national governments. If the ongoing COVID-19 pandemic, corresponding governmental regulations or our return to the office process have a substantial impact on the health, attendance or productivity of our employees, partners, or customers, our results of operations and overall financial performance may be adversely impacted.
Further, the pandemic has caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in the United States, China, Thailand and the United Kingdom. Our ability to continue certain research and development activities has also been limited, which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated. New and potentially more contagious variants of the COVID-19 virus continue to develop in several countries, including regions in which we have significant operations. If there is any further decline of the situation in countries where we operate or if the current situation persists for an extended period, our employees and operations could be significantly impacted.
In addition, we have experienced disruption and delays with our manufacturing partners, for example in Malaysia, limitations were imposed at certain times on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations, and in the third quarter of fiscal 2022, we experienced a temporary factory closure in China as a result of an increase in the number of COVID-19 cases, as required by local government mandates. These and other limitations have, in some instances, been reinstated, and could be reinstated again, if the number of COVID-19 cases in particular regions increases and there is considerable uncertainty regarding the duration of such limitations and potential future restrictions, and complexity in ensuring compliance. Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs due to air travel and transport restrictions that limit the availability of flights on which we are able to ship products. Additionally, cost increases, delayed and extended shipping times for ocean transit have increased our dependence on higher-cost air freight.Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations. Further, we have seen delayed deployments of 5G networks, particularly in China, which has harmed and may continue to harm our OpComms revenue. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.
While we believe that we have been successful in identifying, managing, and mitigating the economic disruption impacts of the COVID-19 pandemic on us, we cannot provide any assurance that we similarly will be able to mitigate the impacts of any future widespread health crises, including as a result of any variants of COVID-19. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility, including increasing levels of inflation in the United States; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides (including the availability and efficacy of treatments and vaccines and the impact of new variants on recovery). In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. The magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains highly dynamic. We have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.
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

Global economic downturns may adversely affect our business, operating results, and financial condition.
Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve. Thus, prevailing global economic uncertainties render estimates of future income and expenditures very difficult to make.
Global economic downturns may affect industries in which our customers operate. These changes could include decreases in the rate of consumption or use of our customers’ products. Such conditions could have a material adverse effect on demand for our customers’ products and, in turn, on demand for our products.
Adverse changes may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, capital expenditure reductions, unemployment, decline in stock markets, contraction of credit availability, or other factors affecting economic conditions. These changes may negatively affect sales of products and increase exposure to losses from bad debt and commodity prices, the cost and availability of financing, and costs associated with manufacturing and distributing products. Any economic downturn could have a material adverse effect on our business, results of operations, or financial condition.
Challenges relating to current supply chain constraints, including semiconductor components, could adversely impact our business, results of operations and financial condition.
Due to increased demand across a range of industries, our business and customers’ businesses have experienced and are continuing to experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages, in particular semiconductor components, as our vendors have also been facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. Additionally, costs increases and extended shipping time for ocean transit have increased our dependence on higher-cost air freight. The COVID-19 pandemic has also contributed to and exacerbated this strain and may continue to cause volatility and uncertainty in customer demand. This constrained supply environment has adversely affected and could further affect availability, lead-times and cost of components, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and have resulted in and may continue to result in an increase in accelerated ordering for certain of our products. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers in time. We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products, and in the quantities requested by our customers; however, we continue to experience disruption to our supply chain that could impact our operations. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials due to COVID-related restrictions or otherwise could further delay or inhibit our ability to obtain supply of components and produce finished goods inventory. There can be no assurance that the current supply chain impacts will not continue, or worsen, in the future. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business, results of operations and financial condition.
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
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 through August October 2022, including the restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government has added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. In April 2021, BIS added other China-based technology companies into the Entity List, including seven supercomputing companies in April 2021 and twenty-three more entities located in China in July 2021, thereby further expanding the scope of companies subject to trade restrictions.

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
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:
•adverse social, political and economic conditions, such as inflation and rising interest rates;
•effects of adverse changes in currency rates;
•impacts related to business disruptions and restrictions related to COVID-19, including supply chain disruptions and labor shortages and differential impacts in different regions and geographies;
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
•inflationary pressures that may occur as a result of economic recovery following the COVID-19 pandemic and other factors outside of our control;
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
•political developments, geopolitical unrest or other conflicts in foreign nations, including Brexit, the war in Ukraine and political developments in Hong Kong and Taiwan and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations
Additionally, our business is impacted by fluctuations in local economies and currencies. The COVID-19 pandemic and resulting global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and have significant volume of local-currency denominated expenses have seen significant volatility. We expect such volatility to continue, which could negatively impact our results by making our non-U.S. operations more expensive when reported in U.S. dollars, primarily due to the costs of payroll.
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
In addition to the above risks related to our international operations, we also face risks related to health epidemics, such as the COVID-19 pandemic. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have a material and adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers. Disruption to the operations of our suppliers or customers and their contract manufacturers due to COVID-19 have impacted and will likely continue to impact our sales and operating results. For additional information regarding the impact of COVID-19 on our business, refer to the risk factor above titled “Our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives may be materially and adversely affected by the ongoing COVID-19 pandemic.”
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
We also rely on several independent contract manufacturers to supply us with certain products. For many products, a particular contract manufacturer may be the sole source of the finished good products. We depend on these manufacturers to meet our production and capacity requirements and to provide quality products to our customers. There are a number of risks associated with our reliance on contract manufacturers including:
•reduced control over delivery schedules and planning;
•availability of manufacturing capability and capacity, particularly during periods of high demand;
•reliance on the quality assurance procedures of third parties;
•risks associated with data security breaches or cyber-attacks targeting our contract manufacturers, including manufacturing disruptions or unauthorized access to information; and
•potential misappropriation of our intellectual property.

Additionally, if operations at these contract manufacturers is adversely impacted, such as by natural disasters, or restrictions due to COVID-19 or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Our ability to control the quality of products produced by contract manufacturers has and may in the future be impaired due to COVID-19 disruptions, and quality issues might not be resolved in a timely manner. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufacturers, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and adversely affect our results of operations, and could harm our existing customer relationships.
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
We continuously monitor the marketplace for strategic opportunities, and our business strategy includes expanding our product lines and markets through both internal product development and acquisitions. Consequently, we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions, such as our recent acquisition of NeoPhotonics Corporation (“NeoPhotonics”) on August 3, 2022, and IPG Photonics’ telecom transmission product lines on August 15, 2022, as well as acquire complementary technologies, products, assets and businesses. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to competition, regulatory requirements or restrictions or other reasons, as occurred with the termination of our Merger Agreement with Coherent in March 2021. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
To the extent we are successful in making acquisitions, such as our recent acquisitions of NeoPhotonics and IPG Photonics’ telecom transmission product lines, we may be unsuccessful in implementing our acquisitions strategy, or integrating acquired companies, businesses or product lines and personnel with existing operations, or the integration may be more difficult or more costly than anticipated. Some of the challenges involved integrating businesses and acquisitions include:
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

Although we expect that our acquisitions will result in cost savings, synergies, and other benefits, we may not realize those benefits, or be able to retain those benefits even if realized.
The success of our acquisitions will depend in large part on our success in integrating the acquired operations, strategies, technologies, and personnel. We may fail to realize some or all of the anticipated benefits of an acquisition if the integration process takes longer than expected or is more costly than expected. If we fail to meet the challenges involved in successfully integrating any acquired operations or to otherwise realize any of the anticipated benefits of an acquisition, including any expected cost savings and synergies, our operations could be impaired. In addition, the overall integration of an acquired business can be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.
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
The Company recently completed an international restructuring that included the intra-entity transfer of certain intellectual property and other assets used in the business among various subsidiaries. This structure may be challenged by tax authorities, and if such challenges are successful, the tax consequence we expect to realize could be adversely impacted. If substantial modifications to our international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could have a material adverse effect on our operating and financial results.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. For example, the United States recently introduced a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. We are evaluating the impact of the excise tax to us in connection with a settlement of the capped call transactions. Many countries, and organizations such as the Organization for Economic Cooperation and Development have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
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
We are now, and in the future we may become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages or restrictions on or changes to our business. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, refer to “Part I, Item 3. Legal Proceedings,” and “Note 18. Commitments and Contingencies” to the consolidated financial statements.

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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, on May 16, 2019, Huawei was added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce, additional regulatory restrictions were imposed in May and August 2020 and in October 2022 to the Foreign-Produced Direct Product Rule, which impose limitations on the supply of certain U.S. items and product support to Huawei, and FiberHome Technologies was added to the Entity List on May 22, 2020. These actions have resulted in escalating tensions between the U.S. and China and create the possibility that the Chinese government may take additional steps to retaliate against U.S. companies or industries. We cannot predict what additional actions the U.S. government may take with respect to Huawei beyond what is described above or to other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers.
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
We may be adversely affected by climate change regulations.
In many of the countries in which we operate, government bodies are increasingly enacting legislation and regulations in response to potential impacts of climate change. These laws and regulations may be mandatory. They have the potential to impact our operations directly or indirectly as a result of required compliance by our customers or supply chain. Inconsistency of regulations may also affect the costs of compliance with such laws and regulations. Assessments of the potential impact of future climate change legislation, regulation, and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate.
We may incur increased capital expenditures resulting from required compliance with revised or new legislation or regulations, added costs to purchase raw materials, lower profits from sales of our products, increased insurance premiums and deductibles, changes in competitive position relative to industry peers, changes to profit or loss arising from increased or decreased demand for goods produced by us, or changes in costs of goods sold, which would have an adverse effect on our business, financial condition and results of operations.
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
We are also subject to laws and regulations with respect to personal data we collect from our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. We may also find it necessary to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). We have made certain modifications to our practices in order to comply with these or other requirements, and may be required to make additional modifications in order to comply with these or other requirements relating to privacy and data protection in the future, each of which may require us to incur significant costs and expenses. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and which, among other things, requires covered companies to provide new disclosures to California consumers. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which will go into effect on January 1, 2023. The CPRA amends and augments the CCPA by expanding individuals’ rights and the obligations of businesses that handle personal data. Similar legislation has been proposed or adopted in other states, including Colorado, Virginia, Utah, and Connecticut. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects of the CCPA, CPRA and these other state laws and regulations are potentially significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.
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
•pandemics and similar major health concerns, including the COVID-19 pandemic;
•success or failure of our business strategy;
•credit market fluctuations which could negatively impact our ability to obtain financing as needed;
•changes in governmental regulation including taxation and tariff policies;
•changes in global political tensions that may affect business with our customers;
•announcements by us, competitors, customers, or our contract manufacturers of significant acquisitions or dispositions, strategic alliances or overall movement toward industry consolidations among our customers and competitors;
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
•sales of our shares by our officers, directors, or significant stockholders; and
•the timing and amount of dividends and share repurchases, if any
In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of the effects of the COVID-19 pandemic, that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the three months ended October 1, 2022, (in millions, except share and per share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs
July 3, 2022 to July 30, 2022	—	$—	—	$410.2
July 31, 2022 to September 3, 2022	286,710	$89.80	286,710	$384.5
September 4, 2022 to October 1, 2022	—
Total	286,710		286,710	$384.5
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

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among Lumentum Holdings Inc., Neptune Merger Sub, Inc. and NeoPhotonics Corporation, dated as of November 3, 2021	8-K	001-36861	2.1	November 5, 2021
10.1	NeoPhotonics Corporation - Amended and Restated 2020 Equity Incentive Plan	S-8	333-238938	99.1	June 10, 2021
10.2	NeoPhotonics Corporation - 2010 Equity Incentive Plan, as amended	S-8	333-189577	99.1	June 25, 2013
10.3	NeoPhotonics Corporation - 2011 Inducement Award Plan	S-8	333-177306	99.1	October 13, 2011
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended October 1, 2022 and October 2, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended October 1, 2022 and October 2, 2021; (iii) Condensed Consolidated Balance Sheets as of October 1, 2022 and July 2, 2022; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 1, 2022 and October 2, 2021; (v) Condensed Consolidated Statements of Cash Flows for the three months ended October 1, 2022 and October 2, 2021, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	November 8, 2022	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer