Form 10-Q
period 2022-12-31
Lumentum Holdings Inc.
filed 2023-02-09
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 2, 2023, the Registrant had 68.5 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net revenue	$506.0	$446.7	$1,012.8	$895.1
Cost of sales	315.1	223.3	597.7	423.7
Amortization of acquired developed intangibles	24.7	15.9	47.7	31.7
Gross profit	166.2	207.5	367.4	439.7
Operating expenses:
Research and development	75.8	53.2	148.5	107.3
Selling, general and administrative	98.4	69.0	204.1	132.3
Restructuring and related charges	13.9	0.1	23.2	(1.0)
Total operating expenses	188.1	122.3	375.8	238.6
Income (loss) from operations	(21.9)	85.2	(8.4)	201.1
Interest expense	(8.9)	(17.1)	(17.4)	(34.0)
Other income, net	3.7	1.0	17.5	1.6
Income (loss) before income taxes	(27.1)	69.1	(8.3)	168.7
Provision for income taxes	4.6	12.4	23.8	30.5
Net income (loss)	$(31.7)	$56.7	$(32.1)	$138.2

Net income (loss) per share:
Basic	$(0.46)	$0.78	$(0.47)	$1.91
Diluted	$(0.46)	$0.75	$(0.47)	$1.83

Shares used to compute net income (loss) per share:
Basic	68.3	72.3	68.2	72.5
Diluted	68.3	75.3	68.2	75.4

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net income (loss)	$(31.7)	$56.7	$(32.1)	$138.2
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities	3.6	(2.3)	3.0	(2.0)
Other comprehensive income (loss), net of tax	3.6	(2.3)	3.0	(2.0)
Comprehensive income (loss), net of tax	$(28.1)	$54.4	$(29.1)	$136.2

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 31, 2022	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$592.1	$1,290.2
Short-term investments	1,088.3	1,258.8
Accounts receivable, net	330.5	262.0
Inventories	366.9	250.1
Prepayments and other current assets	114.8	78.1
Total current assets	2,492.6	3,139.2
Property, plant and equipment, net	487.7	360.5
Operating lease right-of-use assets, net	84.9	73.6
Goodwill	698.2	368.9
Other intangible assets, net	539.9	155.7
Deferred tax asset	100.1	27.0
Other non-current assets	14.7	37.3
Total assets	$4,418.1	$4,162.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205.6	$156.7
Accrued payroll and related expenses	60.7	54.6
Accrued expenses	62.1	44.7
Short-term debt	420.7	409.9
Operating lease liabilities, current	14.0	11.2
Other current liabilities	51.2	39.4
Total current liabilities	814.3	716.5
Long-term debt	1,900.3	1,466.1
Operating lease liabilities, non-current	57.0	48.8
Deferred tax liability	25.8	12.9
Other non-current liabilities	77.1	42.9
Total liabilities	2,874.5	2,287.2
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 68.4 and 68.0 shares issued and outstanding as of December 31, 2022 and July 2, 2022, respectively	0.1	0.1
Additional paid-in capital	1,641.4	2,003.6
Accumulated deficit	(101.3)	(129.1)
Accumulated other comprehensive income	3.4	0.4
Total stockholders’ equity	1,543.6	1,875.0
Total liabilities and stockholders’ equity	$4,418.1	$4,162.2

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of July 2, 2022	68.0	$0.1	$2,003.6	$(129.1)	$0.4	$1,875.0
Cumulative adjustment from adoption of ASU 2020-06	—	—	(426.5)	85.6	—	(340.9)
Net loss	—	—	—	(0.4)	—	(0.4)
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.7	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(22.4)	—	—	(22.4)
Repurchases of common stock	(0.3)	—	—	(25.7)	—	(25.7)
Stock-based compensation	—	—	41.4	—	—	41.4
Balance as of October 1, 2022	68.2	$0.1	$1,596.1	$(69.6)	$(0.2)	$1,526.4
Net loss	—	—	—	(31.7)	—	(31.7)
Other comprehensive income	—	—	—	—	3.6	3.6
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(4.3)	—	—	(4.3)
ESPP shares issued	0.1	—	5.7	—	—	5.7
Stock-based compensation	—	—	43.9	—	—	43.9
Balance as of December 31, 2022	68.4	$0.1	$1,641.4	$(101.3)	$3.4	$1,543.6

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

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 31, 2022	January 1, 2022
OPERATING ACTIVITIES:
Net income (loss)	$(32.1)	$138.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50.9	41.0
Stock-based compensation	83.2	52.1
Amortization of acquired intangibles	68.3	42.9
(Gain) loss on sales and dispositions of property, plant and equipment	7.2	(5.0)
Amortization of debt discount and debt issuance costs	11.9	30.8
Amortization of inventory fair value adjustment in connection with acquisition	14.2	—
Other non-cash items	1.0	6.6
Changes in operating assets and liabilities:
Accounts receivable	(1.5)	(26.4)
Inventories	(36.4)	(11.0)
Operating lease right-of-use assets, net	7.9	(7.7)
Prepayments and other current and non-currents assets	(13.9)	(7.3)
Income taxes, net	(14.8)	(5.4)
Accounts payable	(45.0)	4.8
Accrued payroll and related expenses	(15.0)	(4.0)
Operating lease liabilities	(7.3)	8.7
Accrued expenses and other current and non-current liabilities	37.1	10.1
Net cash provided by operating activities	115.7	268.4
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(62.8)	(44.0)
Acquisition of businesses, net of cash acquired	(861.6)	—
Purchases of short-term investments	(327.8)	(648.0)
Proceeds from maturities and sales of short-term investments	501.0	340.2
Proceeds from the sales of property, plant and equipment	0.1	6.0
Net cash used in investing activities	(751.1)	(345.8)
FINANCING ACTIVITIES:
Repurchase of common stock	(35.8)	(126.6)
Payment of withholding taxes related to net share settlement of restricted stock units	(26.7)	(24.9)
Proceeds from employee stock plans	5.7	6.6
Repayment of term loan	(5.9)	—
Net cash used in financing activities	(62.7)	(144.9)
Decrease in cash and cash equivalents	(698.1)	(222.3)
Cash and cash equivalents at beginning of period	1,290.2	774.3
Cash and cash equivalents at end of period	$592.1	$552.0
Supplemental disclosure of cash flow information:
Cash paid for taxes	$38.5	$36.0
Cash paid for interest	5.4	3.2
Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	16.4	7.1
Settlement of loan to NeoPhotonics	50.0	—
Right-of-use assets obtained in exchange for new operating lease liabilities	19.4	12.4
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products addressing a range of end market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology, and our volume manufacturing capability, to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including imaging and sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers have historically been, and are currently, original equipment manufacturers (“OEMs”) that incorporate our products into their products which then address end-market applications. For example, we sell fiber optic components that network equipment manufacturers (“NEMs”) assemble into communications networking systems, which they sell to communications service providers, hyperscale cloud operators, and enterprises with their own networks. Similarly, many of our Lasers products customers incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For imaging and sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications, including to the automotive industry, who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Operating results for the quarter ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2023. In the opinion of the Company’s management, the information presented herein reflects all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity and cash flows. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, goodwill and business combinations.
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by the COVID-19 pandemic, global supply chain constraints, inflation, and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, capital expenditure reductions, unemployment and other labor issues, decline in stock markets, the instability in the geopolitical environment in many parts of the world and the current economic challenges in China continue to put pressure on global economic conditions and our business and operating results.
While the impact of the COVID-19 pandemic is lessening, the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the pandemic and its variants, implementation and duration of local, state and federal issued public health orders in each jurisdiction where we operate or in which our customers and suppliers operate, impact on our customers and our sales cycles, impact on our supply chain and manufacturing partners, impact on our employees and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and not predictable. We assessed the potential impact that this pandemic has on our estimates as of December 31, 2022 and determined that there were no material impacts. However, due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to fulfill demand from our customers. As of December 31, 2022, our inventory balance includes $18.0 million of incremental supply and procurement costs.
We are also continuously monitoring the current developments in the ongoing war between Russia and Ukraine including the related export controls and resulting sanctions imposed on Russia by the U.S. and other countries. Additional factors such as increased inflation, escalating energy costs, constrained raw material availability, and related cost increases could impact the global economy. Although the global implications of the Russian/Ukraine war are difficult to predict at this time, we do not presently foresee direct material adverse effects upon our business.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Business Combinations

On August 3, 2022, we completed a merger with NeoPhotonics Corporation (“NeoPhotonics”). Our condensed consolidated financial statements include the operating results of NeoPhotonics for the period from the date of the closing of the merger through December 31, 2022. We have applied the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations to account for this transaction. Refer to “Note 4. Business Combinations” for further discussion of the merger.
On August 15, 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines. Our condensed consolidated financial statements include the operating results of this business unit for the period from the date of the acquisition through December 31, 2022. We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction. Refer to “Note 4. Business Combinations” for further discussion of this acquisition.

Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2023 is a 52-week year ending on July 1, 2023, with the quarter ended December 31, 2022 being a 13-week quarterly period. Our fiscal 2022 was a 52-week year that ended on July 2, 2022, with the quarter ended January 1, 2022 being a 13-week quarterly period.
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
Except for the accounting policies for convertible instruments as a result of our adoption of Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, described in “Note 2. Recently Issued Accounting Pronouncements”, there have been no significant changes to our accounting policies during the six months ended December 31, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. This ASU is expected to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted the new standard in the first quarter of fiscal 2023 in connection with the merger with NeoPhotonics. There was no material impact to our condensed consolidated financial statements as of and for the three and six months period ended December 31, 2022.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share. We adopted the standard as of July 3, 2022, using the modified retrospective approach. Upon adoption, our 2026 Notes and 2028 Notes were accounted for as a single liability measured at amortized cost, resulting in: (i) an increase to the convertible notes liability balance of $433.0 million to reflect the full principal amount of the convertible notes outstanding, net of issuance costs; (ii) a reduction to additional paid-in capital, net of estimated income tax effects, of $426.5 million, to remove the equity component separately recorded for the conversion features associated with the convertible notes; (iii) an increase to deferred tax assets, net of $92.1 million; and (iv) a cumulative-effect adjustment of $85.6 million, net of estimated income tax effects, to decrease the accumulated deficit. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to diluted earnings per share for the three and six months ended December 31, 2022, as the inclusion of potential shares of common stock related to the convertible notes was anti-dilutive. Refer to “Note 9. Debt” for further information.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Numerator:
Net income (loss) - basic and diluted	$(31.7)	$56.7	$(32.1)	$138.2

Denominator:
Weighted average common shares outstanding - basic	68.3	72.3	68.2	72.5
Effect of dilutive securities from stock-based benefit plans	—	0.5	—	0.6
Shares issuable assuming conversion of the convertible notes	—	2.5	—	2.3
Weighted average common shares outstanding - diluted	68.3	75.3	68.2	75.4

Net income (loss) per share:
Basic	$(0.46)	$0.78	$(0.47)	$1.91
Diluted	$(0.46)	$0.75	$(0.47)	$1.83
Shares from stock-based benefit plans and shares issuable assuming conversion of our convertible notes are anti-dilutive for the three and six months ended December 31, 2022 and are therefore excluded from the calculation of diluted net income (loss) per share as the Company had a net loss for both periods. Anti-dilutive shares excluded from the calculation of diluted net income (loss) per share for the three months ended December 31, 2022 mainly include 24.5 million shares related to convertible notes, 3.8 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), and 0.2 million shares issuable under the Employee Stock Purchase Plan (the “2015 Purchase Plan”). Average anti-dilutive shares excluded from the calculation of diluted net income (loss) per share for the six months ended December 31, 2022 include 24.5 million shares related to convertible notes, 3.9 million shares issuable under RSUs and PSUs, and 0.1 million shares issuable under the 2015 Purchase Plan. Refer to “Note 13. Equity.”
As a result of our adoption of ASU 2020-06 in the first quarter of fiscal 2023, potentially dilutive common shares issuable upon conversion of our outstanding 2024 Notes, 2026 Notes and 2028 Notes (collectively referred to as the “convertible notes”) are determined using the if-converted method.
For periods prior to the adoption of ASU 2020-06, which includes the three and six months ended January 1, 2022, our potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the treasury stock method. Anti-dilutive shares excluded from the calculation of diluted earnings per share were less than 0.1 million and 0.4 million for the three and six months ended January 1, 2022, respectively.

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
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, with respect to the fair value of purchase price consideration and the identifiable assets and liabilities of NeoPhotonics, which have been measured at estimated fair value as of the Closing date. The following tables summarize the total purchase price consideration (in millions):

Fair Value
Cash consideration for outstanding NeoPhotonics common stock (1)	$867.3
Settlement of pre-existing relationship (loan to NeoPhotonics) (2)	50.0
Stock-based compensation (3)	17.1
Total purchase price consideration	$934.4
(1) Under the terms of the Merger Agreement, NeoPhotonics stockholders received $16.00 per share for each of the 54.2 million NeoPhotonics common stock outstanding at the Closing date. As a result, we paid $867.3 million of cash consideration to shareholders of NeoPhotonics on the Closing date.
(2) As contemplated by the Merger Agreement, on January 14, 2022, Lumentum and NeoPhotonics entered into a credit agreement where Lumentum agreed to make term loans (“loans”) to NeoPhotonics in an aggregate principal amount not to exceed $50.0 million to help fund capital expenditures and increase working capital associated with NeoPhotonics’ growth plans. During fiscal 2022, the Company funded a $30.0 million loan to NeoPhotonics. On August 1, 2022, we funded an additional $20.0 million loan to NeoPhotonics. The interest was payable monthly in arrears on the first day of each month. The loans would have matured on January 14, 2024 unless earlier repaid or accelerated. The $50.0 million loans in aggregate were included as part of the total purchase price consideration.
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
The total transaction consideration of $934.4 million was funded by the cash balances of the combined company. We also recorded $22.1 million of merger-related costs, representing professional and other direct acquisition costs. Of the $22.1 million of merger-related costs, $8.3 million was incurred in fiscal year 2022, and $1.2 million and $13.8 million was incurred during the three and six months ended December 31, 2022, respectively, which was recorded as selling, general and administrative expense in the condensed consolidated statements of operations.

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

Fair Value
Total purchase price consideration	$934.4

Assets acquired
Cash and cash equivalents	$92.9
Accounts receivable, net	66.5
Inventories	84.3
Prepayments and other current assets	24.2
Property, plant and equipment, net	106.1
Operating lease right-of-use assets, net	16.9
Other intangible assets, net (1)	412.5
Deferred tax asset	0.1
Other non-current assets	1.9
Total assets	805.4

Liabilities assumed
Accounts payable	79.6
Accrued payroll and related expenses	11.1
Accrued expenses	4.1
Other current liabilities	10.6
Operating lease liabilities, current	2.8
Operating lease liabilities, non-current	13.2
Deferred tax liability	39.8
Other non-current liabilities	28.2
Total liabilities	189.4

Goodwill	$318.4
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
Goodwill has been assigned to the OpComms segment. The preliminary goodwill of $318.4 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and NeoPhotonics. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 8. Goodwill and Other Intangible Assets.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
From the Closing date, NeoPhotonics contributed $104.6 million and $177.4 million of our consolidated net revenue for the three and six months ended December 31, 2022, respectively. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine NeoPhotonics’ contribution to our earnings.
Supplemental Pro Forma Information
The following supplemental pro forma information presents the combined results of operations for the three and six months ended December 31, 2022 and January 1, 2022, as if the merger was completed at the first day of fiscal 2022. The supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
The pro forma financial information includes adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) additional cost of sales related to the inventory valuation adjustment, (iv) acquisition related costs, such as third party transaction costs and restructuring costs, (v) stock-based compensation expense and (vi) the estimated income tax effect on the pro forma adjustments.
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net revenue	$506.0	$527.3	$1,036.7	$1,059.4
Net income (loss)	(25.8)	22.8	6.6	45.0
Acquisition of IPG Photonics’ Telecom Transmission Product Lines
On August 15, 2022 (“IPG Closing date”), we completed a transaction to acquire IPG Photonics’ telecom transmission product lines that are used to develop and market products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (DSPs), ASICs and optical transceivers (“IPG product lines”). This acquisition enables us to expand our business in the OpComms segment.
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction. The total purchase price is $55.9 million, which was paid in cash. Our preliminary allocation of the purchase price consideration includes $29.1 million of in process research and development (“IPR&D”), $8.6 million of developed technology, $2.3 million of customer relationships, and $5.0 million of other net assets and liabilities, resulting in preliminary goodwill of $10.9 million. The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and adjustments may result before the end of the measurement period, which ends one year from the IPG Closing date.
We incurred $0.1 million and $1.5 million of transaction costs, respectively, during the three and six months ended December 31, 2022, which was recorded as selling, general and administrative expense in the condensed consolidated statements of operations.
The pro forma financial information from the acquisition of the IPG product lines, assuming the acquisition had occurred as of the first day of the fiscal year prior to the fiscal year of the acquisition, as well as revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022:
Cash	$383.3	$—	$—	$383.3
Cash equivalents:
Commercial paper	4.8	—	—	4.8
Money market funds	180.1	—	—	180.1
U.S. Treasury securities	23.9	—	—	23.9
Total cash and cash equivalents	$592.1	$—	$—	$592.1
Short-term investments:
Certificates of deposit	$27.6	$—	$—	$27.6
Commercial paper	88.0	—	(0.2)	87.8
Corporate debt securities	504.2	0.1	(4.8)	499.5
Municipal bonds	1.0	—	—	1.0
Foreign government bonds	1.4	—	—	1.4
U.S. Agency securities	130.5	—	(1.6)	128.9
U.S. Treasury securities	344.9	—	(2.8)	342.1
Total short-term investments	$1,097.6	$0.1	$(9.4)	$1,088.3

July 2, 2022:
Cash	$235.9	$—	$—	$235.9
Cash equivalents:
Commercial paper	23.6	—	—	23.6
Money market funds	1,000.2	—	—	1,000.2
U.S. Agency securities	8.0	—	—	8.0
U.S. Treasury securities	22.5		—	22.5
Total cash and cash equivalents	$1,290.2	$—	$—	$1,290.2
Short-term investments:
Certificates of deposit	$28.3	$—	$—	$28.3
Commercial paper	107.4	—	(0.4)	107.0
Corporate debt securities	539.9		(7.4)	532.5
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	67.1	—	(1.4)	65.7
U.S. Treasury securities	528.2	0.3	(4.2)	524.3
Total short-term investments	$1,271.9	$0.3	$(13.4)	$1,258.8

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to, the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For the debt instruments we own, we also evaluate whether we have the intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its cost basis. We have not recorded our unrealized losses on our short-term investments into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended December 31, 2022, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and six months ended December 31, 2022, our other income (expense), net was $3.7 million income and $17.5 million income, respectively, which includes interest and investment income on cash equivalents and short-term investments of $7.7 million and $12.5 million, respectively. During the three and six months ended January 1, 2022, our other income (expense), net was $1.0 million income and $1.6 million income, respectively, which includes interest and investment income on cash equivalents and short-term investments of $0.6 million and $1.2 million, respectively.
As of December 31, 2022 and July 2, 2022, we recorded interest receivables of $5.3 million and $3.9 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position For More Than 12 Months		Continuous Loss Position For Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022:
U.S. Agency securities	$45.9	$(1.1)	$83.0	$(0.5)	$(1.6)
Certificates of deposit	—	—	5.7	—	—
Commercial paper	—	—	73.4	(0.2)	(0.2)
Corporate debt securities	283.9	(3.0)	176.2	(1.8)	(4.8)
Municipal bonds	1.0	—	—	—	—
Foreign government bonds	—	—	1.4	—	—
U.S. government bonds	148.1	(2.4)	98.2	(0.4)	(2.8)
Total	$478.9	$(6.5)	$437.9	$(2.9)	$(9.4)

July 2, 2022:
U.S. Agency securities	$—	$—	$73.7	$(1.4)	$(1.4)
Certificates of deposit	—	—	16.2	—	—
Commercial paper	—	—	130.7	(0.4)	(0.4)
Corporate debt securities	57.4	(0.9)	473.2	(6.5)	(7.4)
Municipal bonds	—	—	1.0	—	—
U.S. government bonds	—	—	366.0	(4.2)	(4.2)
Total	$57.4	$(0.9)	$1,060.8	$(12.5)	$(13.4)
The following table classifies our short-term investments by remaining maturities (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2022		July 2, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$879.5	$871.6	$1,010.9	$1,002.2
Due in 1 year through 5 years	218.1	216.7	261.0	256.6
	$1,097.6	$1,088.3	$1,271.9	$1,258.8
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 31, 2022: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$4.8	$—	$4.8
Money market funds	180.1	—	—	180.1
U.S. Treasury securities	23.9	—	—	23.9
Short-term investments:
Certificates of deposit	—	27.6	—	27.6
Commercial paper	—	87.8	—	87.8
Corporate debt securities	—	499.5	—	499.5
Municipal bonds	—	1.0	—	1.0
Foreign government bonds	—	1.4	—	1.4
U.S. Agency securities	—	128.9	—	128.9
U.S. Treasury securities	342.1	—	—	342.1
Total assets	$546.1	$751.0	$—	$1,297.1
(1) Excludes $383.3 million in cash held in our bank accounts as of December 31, 2022.

	Level 1	Level 2	Level 3	Total
July 2, 2022: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$23.6	$—	$23.6
Money market funds	1,000.2	—	—	1,000.2
U.S. Agency securities	—	8.0	—	8.0
U.S. Treasury securities	22.5	—	—	22.5
Short-term investments:
Certificates of deposit	—	28.3	—	28.3
Commercial paper	—	107.0	—	107.0
Corporate debt securities	—	532.5	—	532.5
Municipal bonds	—	1.0	—	1.0
U.S. Agency securities	—	65.7	—	65.7
U.S. Treasury securities	524.3	—	—	524.3
Total assets	$1,547.0	$766.1	$—	$2,313.1
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
The carrying amounts and estimated fair values of the 2028 Notes, 2026 Notes and 2024 Notes are as follows for the periods presented (in millions):

	December 31, 2022		July 2, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2028 Notes	$855.0	$659.7	$634.7	$735.7
2026 Notes	1,045.3	907.4	831.4	1,065.0
2024 Notes	420.7	473.2	409.9	614.2
	$2,321.0	$2,040.3	$1,876.0	$2,414.9
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2022, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three and six months ended December 31, 2022.

Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of December 31, 2022 and July 2, 2022, the allowance for credit losses on our trade receivables was less than $0.1 million for both periods.
Inventories
The components of inventories were as follows (in millions):

	December 31, 2022	July 2, 2022
Raw materials and purchased parts	$166.2	$98.9
Work in process	118.9	92.2
Finished goods	81.8	59.0
Inventories	$366.9	$250.1
In connection with the NeoPhotonics merger, we recorded $17.8 million of inventory fair value step-up as of the merger Closing date. During the three and six months ended December 31, 2022, we recorded an amortization of fair value step-up of $9.6 million and $14.2 million, respectively. As of December 31, 2022, the remaining fair value step-up is $3.6 million.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	December 31, 2022	July 2, 2022
Operating lease right-of-use assets	$119.1	$102.1
Less: accumulated amortization	(34.2)	(28.5)
Operating lease right-of-use assets, net	$84.9	$73.6
In connection with the NeoPhotonics merger, we acquired $16.9 million right-of-use assets as of the merger Closing date, related to leases of real estate properties used as our manufacturing and R&D premises. These leases are accounted for as operating leases and have the remaining lease term ranging from 3.8 to 6.4 years at the Closing date.
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	December 31, 2022	July 2, 2022
Land	$63.3	$49.7
Buildings and improvements	146.6	105.3
Machinery and equipment	632.6	548.8
Computer equipment and software	36.1	31.3
Furniture and fixtures	10.1	8.9
Leasehold improvements	45.9	35.7
Construction in progress	75.9	47.0
	1,010.5	826.7
Less: Accumulated depreciation	(522.8)	(466.2)
Property, plant and equipment, net	$487.7	$360.5
In connection with our merger with NeoPhotonics, we assumed $106.1 million of property, plant and equipment, net, as of the Closing date.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
During the three and six months ended December 31, 2022, we recorded depreciation expense of $26.4 million and $50.9 million, respectively. During the three and six months ended January 1, 2022, we recorded depreciation expense of $20.6 million and $41.0 million, respectively.
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	December 31, 2022	July 2, 2022
Restructuring accrual and related charges (1)	$14.1	$—
Warranty accrual	8.4	10.0
Income tax payable (2)	20.5	26.0
Other current liabilities	8.2	3.4
Other current liabilities	$51.2	$39.4
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 12. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	December 31, 2022	July 2, 2022
Asset retirement obligations	$8.1	$4.6
Pension and related accruals (1)	9.0	7.7
Unrecognized tax benefit	52.1	30.5
Other non-current liabilities	7.9	0.1
Other non-current liabilities	$77.1	$42.9
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. In connection with our merger with NeoPhotonics, we assumed an additional defined benefit plan covering employees in Japan. As of December 31, 2022, pension and related accruals in Japan, Switzerland and Thailand were $4.7 million, $0.4 million and $3.9 million, respectively. As of July 2, 2022, pension and related accruals in Japan, Switzerland and Thailand were $2.6 million, $1.7 million and $3.4 million, respectively. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make any updates as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Goodwill and Other Intangible Assets
Goodwill
In the first quarter of fiscal 2023, we completed two acquisitions, our merger with NeoPhotonics and the acquisition of IPG product lines. We recognized goodwill in the amount of $318.4 million related to the NeoPhotonics merger and $10.9 million related to the acquisition of the IPG product lines. We allocated the entire goodwill amount in connection with the two acquisitions to the OpComms segment.
The following table presents the changes in goodwill by reportable segments during the six months ended December 31, 2022 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 2, 2022	$363.5	$5.4	$368.9
Acquisition of NeoPhotonics (1)	318.4	—	318.4
Acquisition of IPG product lines (2)	10.9	—	10.9
Balance as of December 31, 2022	$692.8	$5.4	$698.2
(1) We recorded $318.3 million of goodwill as of the acquisition date and $0.1 million of measurement period adjustments to goodwill during the second quarter of fiscal 2023.
(2) We recorded $6.5 million of goodwill as of the acquisition date and $4.4 million of measurement period adjustments to goodwill during the second quarter of fiscal 2023.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2022, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the second quarter of fiscal 2023, we evaluated the current economic uncertainties due to threats of a recession, increasing inflation, decline in our share prices, and rising interest rates, and determined based on the qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and six months ended December 31, 2022.
Other Intangibles
The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for customer relationships, which are amortized using an accelerated method of amortization over the expected customer lives, more accurately reflecting the pattern of realization of economic benefits we expect to derive. Acquired developed technologies are amortized to cost of sales and customer relationships are amortized to selling, general and administrative expenses in the consolidated statement of operations.
IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
As of December 31, 2022, we recorded the preliminary fair value of acquired intangible assets of $412.5 million related to the merger with NeoPhotonics and $40.0 million related to the acquisition of the IPG product lines. Refer to “Note 4. Business Combinations.”
During the annual impairment testing performed in the fourth quarter of fiscal 2022, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three and six months ended December 31, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The intangible assets acquired from the acquisitions were as follows as of the acquisition date (in millions, except for weighted average amortization periods):

	Preliminary fair value at the acquisition date			Weighted average amortization period (in years)
	NeoPhotonics	IPG product lines	Total acquired
Acquired developed technologies	$220.0	$8.6	$228.6	5.2
Customer relationships	144.5	2.3	146.8	5.9
In-process research and development	48.0	29.1	77.1	n/a
Total intangible assets	$412.5	$40.0	$452.5
The following tables present details of our other intangibles, including those acquired in connection with our acquisitions in the first quarter of fiscal 2023, as of the periods presented (in millions, except for weighted average remaining amortization period):

December 31, 2022	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$618.9	$(352.3)	$266.6	4.3
Customer relationships	291.8	(95.6)	196.2	5.1
In-process research and development	77.1	—	77.1	n/a
Total intangible assets	$987.8	$(447.9)	$539.9

July 2, 2022	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(303.6)	$86.7	2.5
Customer relationships	145.0	(76.0)	69.0	4.4
Total intangible assets	$535.3	$(379.6)	$155.7

The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Cost of sales	$24.8	$15.9	$47.7	$31.7
Selling, general and administrative	11.3	5.6	20.6	11.2
Total amortization of intangibles	$36.1	$21.5	$68.3	$42.9
Based on the carrying amount of our acquired developed technologies and customer relationships as of December 31, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2023	$57.5
2024	110.2
2025	97.3
2026	84.9
2027	73.0
Thereafter	39.9
Total future amortization	$462.8

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
The initial conversion rate is 7.6319 shares of common stock per $1,000 principal amount of the 2028 Notes (which is equivalent to an initial conversion price of approximately $131.03 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2028 Indenture) or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2028 Notes in connection with such make-whole fundamental change or notice of redemption.
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
•during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2028 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day;
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We may redeem for cash all or any portion of the 2028 Notes, at our option (subject to the partial redemption limitation set forth in the 2028 Indenture), on or after June 20, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes. If we elect to redeem fewer than all of the outstanding 2028 Notes, at least $100.0 million aggregate principal amount of the 2028 Notes must be outstanding and not subject to redemption as of the redemption notice date. Upon the occurrence of a fundamental change (as defined in the 2028 Indenture), holders may require the Company to repurchase all or a portion of their 2028 Notes for cash at a price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
The initial conversion rate is 10.0711 shares of common stock per $1,000 principal amount of the 2026 Notes (which is equivalent to an initial conversion price of approximately $99.29 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2026 Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2026 Indenture) or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares set forth in the 2026 Indenture or a holder that elects to convert the 2026 Notes in connection with such make-whole fundamental change or notice of redemption.
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
•during the five consecutive business day period after any five consecutive trading day period (the "2026 measurement period") in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the 2026 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the 2026 Notes on each such trading day;
•if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the relevant redemption date; or
•upon the occurrence of specified corporate events.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On or after September 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2026 Notes at any time. Upon conversion, we may satisfy our conversion obligation in cash, shares of common stock or a combination of cash and shares of common stock, at our election.
We may redeem for cash, all or any portion of the 2026 Notes, at our option, on or after December 20, 2023, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. Upon the occurrence of a fundamental change (as defined in the 2026 Indenture), holders may require us to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
2024 Notes
In March 2017, we issued $450.0 million in aggregate principal amount 2024 Notes of 0.25% convertible notes due in 2024 (the “2024 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2024 Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2024 Notes bear interest at a rate of 0.25% per year. Interest on the 2024 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms.
The initial conversion rate of the 2024 Notes is 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $60.62 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2024 Indenture) or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2024 Notes in connection with such make-whole fundamental change or notice of redemption.
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
•during the five consecutive business day period after any five consecutive trading day period (the “2024 measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of such 2024 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the 2024 Notes on each such trading day;
•upon the occurrence of specified corporate events.

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
We may not redeem the 2024 Notes prior to their maturity date and no sinking fund is provided for the 2024 Notes. Upon the occurrence of a fundamental change (as defined in the 2024 Indenture), holders may require us to repurchase all or a portion of their 2024 Notes for cash at a price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus any accrued and unpaid interest.
During the three and six months ended December 31, 2022 we received conversion requests of less than $0.1 million principal amount of the 2024 Notes, which we settled with cash in accordance with the 2024 Indenture. Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes. The remaining principal amount of the 2024 Notes as of December 31, 2022 was $448.1 million.
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
Convertible Notes - Additional Disclosures
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	December 31, 2022			July 2, 2022
	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)
Principal	$448.1	$1,050.0	$861.0	$448.1	$1,050.0	$861.0
Unamortized debt discount and issuance costs	(27.4)	(4.7)	(6.0)	(38.2)	(218.6)	(226.3)
Net carrying amount of the liability component	$420.7	$1,045.3	$855.0	$409.9	$831.4	$634.7
(1) If the closing price of our stock exceeds $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of any future fiscal quarter, our 2024 Notes would become convertible at the option of the holders during the next fiscal quarter. During the fourth quarter of fiscal 2022, the 2024 Notes were convertible at the option of the holders and therefore, the debt component of our 2024 Notes was classified as current liabilities in our condensed consolidated balance sheet. Although the 2024 Notes will not be convertible during the third quarter of fiscal 2023 due to our stock price not exceeding $78.80 for 20 of the last 30 trading days of the quarter ended December 31, 2022, we continue to classify the 2024 Notes in current liabilities, as holders may convert their 2024 Notes at any time on or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date.
(2) If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
(3) If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Contractual interest expense	$2.7	$1.6	$5.4	$3.2
Amortization of the debt discount and debt issuance costs	6.2	15.5	11.9	30.8
Total interest expense	$8.9	$17.1	$17.3	$34.0
The future interest and principal payments related to our convertible notes are as follows as of December 31, 2022 (in millions):

Fiscal Years	2024 Notes	2026 Notes	2028 Notes	Total
Remainder of 2023	$0.6	$2.6	$2.2	$5.4
2024	449.2	5.3	4.3	458.8
2025	—	5.3	4.3	9.6
2026	—	5.3	4.3	9.6
2027 and thereafter	—	1,052.4	869.6	1,922.0
Total convertible notes payments	$449.8	$1,070.9	$884.7	$2,405.4

The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.
Mitsubishi Bank Loans
In connection with our merger of NeoPhotonics, we assumed several loan agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank Loans”) for an aggregate fair value of approximately $5.9 million, approximately $0.9 million of which was paid in the fiscal first quarter of 2023. In October 2022, we fully paid the remaining outstanding amount of the Mitsubishi Bank Loans of approximately $5.0 million. We recorded $0.1 million of interest expense related to the Mitsubishi Bank Loans for both the three and six months ended December 31, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss) were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 2, 2022	$9.7	$1.0	$(10.3)	$0.4
Other comprehensive loss	—	—	(0.6)	(0.6)
Ending balance as of October 1, 2022	9.7	1.0	(10.9)	(0.2)
Other comprehensive gain	—	—	3.6	3.6
Ending balance as of December 31, 2022	$9.7	$1.0	$(7.3)	$3.4

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax	Total
Beginning balance as of July 3, 2021	$9.7	$(1.4)	$(0.1)	$8.2
Other comprehensive income	—	—	0.3	0.3
Ending balance as of October 2, 2021	9.7	(1.4)	0.2	8.5
Other comprehensive loss	—	—	(2.3)	(2.3)
Ending balance as of January 1, 2022	$9.7	$(1.4)	$(2.1)	$6.2
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
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions in the first quarter of fiscal 2023.
The following table summarizes the activity of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Balance as of beginning of period	$3.1	$0.8	$—	$5.7
Charges (reversals), net	13.9	0.1	23.2	(1.0)
Payments	(2.9)	(0.6)	(9.1)	(4.4)
Balance as of end of period	$14.1	$0.3	$14.1	$0.3
During the three months ended December 31, 2022, we recorded restructuring and related charges of $13.9 million in our condensed consolidated statements of operations, which was primarily due to company-wide integration efforts as a result of the merger with NeoPhotonics, as well as our cost reduction initiatives.
During the six months ended December 31, 2022, we recorded restructuring and related charges of $23.2 million in our condensed consolidated statements of operations, which was primarily attributable to company-wide integration efforts as a result of the merger with NeoPhotonics, our cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provide for payments and benefits upon an involuntary termination of employment under certain circumstances.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We made $2.9 million and $9.1 million of restructuring payments during the three and six months ended December 31, 2022, respectively. In addition, we recorded $1.5 million of incremental stock-based compensation during the three months ended December 31, 2022 in connection with our restructuring activities during the period.
During the three and six months ended January 1, 2022, we recorded a net reversal to our restructuring and related charges of $1.0 million in our condensed consolidated statements of operations, which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.
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
We recorded a tax provision of $4.6 million and $23.8 million for the three and six months ended December 31, 2022, respectively. Our tax provision for the three months ended December 31, 2022 includes a discrete tax expense of $4.0 million, primarily related to the U.S. return to provision differences for transaction costs, currency re-measurements, and shortfall in connection with stock-based compensation vested during the quarter. Our estimated effective tax rate for fiscal 2023 also differs from the 21% U.S. statutory rate primarily due to the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation, partially offset by the income tax benefit from U.S. federal R&D tax credits.
As of December 31, 2022, we had $52.1 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $12.0 million over the next 12 months.
Note 13. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
On November 16, 2022, our stockholders approved amendments to the Amended and Restated Equity Incentive Plan (the “2015 Plan”) to (i) increase the number of shares of common stock reserved for issuance by an additional 0.9 million shares and (ii) to make certain other changes to reflect good corporate governance practices.
As of December 31, 2022, we had 3.8 million shares subject to restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. These grants are performance-based, time-based or a combination of both and are expected to vest over one to four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. As of December 31, 2022, 2.8 million shares of common stock under the 2015 Plan were available for grant.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Replacement Awards
In connection with the merger with NeoPhotonics, we issued equity awards to certain NeoPhotonics employees, consisting of restricted stock units (the “Replacement Awards”) in exchange for their NeoPhotonics equity awards. The terms of these Replacement Awards are substantially similar to the original NeoPhotonics equity awards. The Replacement Awards consisted of 0.4 million restricted stock units with a grant date fair value of $93.4 per share, which represents our closing stock price on the Closing date. The total fair value of these Replacement Awards is $40.2 million, $3.5 million of which is attributable to employee services rendered through August 3, 2022, the merger Closing date, and was recognized as a component of the merger consideration and stock-based compensation in the consolidated statements of stockholders’ equity. The remaining fair value of the Replacement Awards is recorded as stock-based compensation over the remaining vesting period. Refer to “Note 4. Business Combinations.”
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
During the six months ended December 31, 2022, our board of directors approved grants of 1.6 million RSUs which primarily vest over three years. In addition, we issued 0.4 million RSUs that were issued as part of the Replacement Awards in connection with the merger with NeoPhotonics as described above.
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
During the six months ended December 31, 2022, 0.3 million PSUs were issued to executive and certain non-executive employees as part of our revised Annual Incentive Plan. These PSUs have an aggregate grant date fair value of $26.0 million and are subject to performance targets and service conditions, and vest over a one-year period. The board of directors also approved a grant of 0.2 million PSUs with an aggregate grant date fair value of $22.6 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurement, as well as service conditions, over three years.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.3 million shares remained available for issuance as of December 31, 2022.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Cost of sales	$6.7	$5.2	$12.2	$9.8
Research and development	10.6	5.4	20.2	10.4
Selling, general and administrative	19.3	16.7	50.8	31.9
Total stock-based compensation	$36.6	$27.3	$83.2	$52.1
In connection with the NeoPhotonics merger, we issued replacement equity awards (the “Replacement Awards”) in settlement of certain NeoPhotonics equity awards at the merger Closing date, with the total fair value of $40.2 million based on our closing stock price on the Closing date. The portion of Replacement Awards attributed to pre-merger service is $3.5 million, which was accounted for as part of the consideration transferred and was recorded under stock-based compensation in our consolidated statements of stockholders’ equity as of December 31, 2022. Additionally, certain equity awards for NeoPhotonics employees were accelerated. The total stock-based compensation associated with the acceleration was $11.9 million, of which $9.0 million was settled in cash. We recorded the $11.9 million for the accelerated awards in our consolidated statements of operations during the first quarter of fiscal year 2023. Refer to “Note 4. Business Combinations.”

Included in stock-based compensation for the three and six months ended December 31, 2022, is $6.2 million and $15.0 million of stock-based compensation costs related to PSUs, respectively. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
During the three months ended December 31, 2022, we recorded $1.5 million of stock-based compensation in connection with our restructuring activities during the period. Refer to “Note 11. Restructuring and Related Charges”.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the years presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Income tax benefit associated with stock-based compensation	$6.4	$4.2	$11.5	$8.2
Approximately $14.1 million and $6.4 million of stock-based compensation was capitalized to inventory as of December 31, 2022 and July 2, 2022, respectively.
As of December 31, 2022, $224.7 million of stock-based compensation cost related to RSU awards remains to be amortized. That RSU cost is expected to be recognized over an estimated amortization period of 2.1 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Award Activity
The following table summarizes our award activity for the three and six months ended December 31, 2022 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 2, 2022	2.0	$85.9	0.3	$81.9
Replacement Awards Issued	0.4	93.4	—	—
Granted	1.6	86.9	0.6	88.2
Vested	(0.7)	83.9	(0.1)	70.5
Canceled	(0.2)	88.1	(0.1)	88.6
Balance as of December 31, 2022	3.1	$87.8	0.7	$89.3
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 2, 2022	3.8
Assumed in connection with NeoPhotonics merger	0.4
Replacement Awards	(0.4)
Authorized	0.9
Granted	(2.2)
Canceled	0.3
Balance as of December 31, 2022	2.8
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and six months ended December 31, 2022 was $0.8 million and $2.0 million, respectively. The 2015 Purchase Plan expense for the three and six months ended January 1, 2022 was $0.9 million and $2.1 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period.
During the six months ended December 31, 2022, there were 0.1 million shares issued to employees through the 2015 Purchase Plan. During the six months ended January 1, 2022, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.
Repurchase and Retirement of Common Stock
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to utilize up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to utilize up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024, but may be suspended or terminated by the board of directors at any time.
During the six months ended December 31, 2022, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million.
Since the board of directors approved the share buyback program, we have repurchased 7.4 million shares in aggregate at an average price of $83.38 per share for a total purchase price of $615.5 million. We recorded the $615.5 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders.
Note 14. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $391.5 million as of December 31, 2022, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. In addition, we assumed certain purchase orders in connection with our merger with NeoPhotonics for the purchase of inventory and other items in the ordinary course of its business. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Balance as of beginning of period	$10.1	$5.1	$10.0	$5.0
Warranties assumed in NeoPhotonics merger	—	—	0.7	—
Provision for warranty	2.8	3.8	4.3	5.5
Utilization of reserve	(4.5)	(0.3)	(6.6)	(1.9)
Balance as of end of period	$8.4	$8.6	$8.4	$8.6
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. We have recorded $7.8 million with respect to the settlement of certain non-ordinary course litigation matters under accrued expenses in our condensed consolidated balance sheet as of December 31, 2022.
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
After the plaintiff in the Karri Lawsuit was appointed as lead plaintiff and his counsel as lead counsel, the plaintiff filed a first amended complaint on April 15, 2019. The first amended complaint, also named Lumentum as a defendant but Lumentum has since been dismissed from the action. On October 8, 2020, the court granted in part and denied in part the defendant’s motion to dismiss the first amended complaint. On December 1, 2020, defendants answered the first amended complaint. On September 17, 2021, lead plaintiff filed a second amended complaint. Defendants moved to stay discovery in light of the second amended complaint. On January 11, 2022 the Court struck the second amended complaint as untimely, terminated defendants’ motions to dismiss as moot, and lifted the stay. The case proceeded through fact and expert discovery.
On August 16, 2022, Plaintiff moved for class certification and to be appointed class representative. Defendants opposed the motion. The action subsequently was stayed while the parties participated in a mediation. On January 18, 2023, the plaintiff filed a Notice of Settlement informing the court of an agreement in principle between the parties for a class-wide settlement of the Karri Lawsuit. On January 24, 2023, in light of the potential settlement, the court vacated all pretrial and trial dates and ordered the plaintiff to file a motion for preliminary approval of the settlement by March 17, 2023. In the event that the settlement does not go forward for any reason, Defendants intend to continue to defend the Karri Lawsuit vigorously.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. As of December 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible.
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
We are an industry leading provider of optical and photonic products defined by revenue and market share addressing a range of end-market applications including optical communications and commercial lasers. We have two operating segments, Optical Communications, which we refer to as OpComms, and Commercial Lasers, which we refer to as Lasers. Our OpComms products address the following markets: telecommunications and data communications (“Telecom and Datacom”), and consumer and industrial (“Consumer and Industrial”), and include product lines from the recent merger of NeoPhotonics and the acquisition of IPG product lines. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. The CODM regularly reviews operating results to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net revenue:
OpComms	$448.8	$397.4	$902.2	$803.4
Lasers	57.2	49.3	110.6	91.7
Net revenue	$506.0	$446.7	$1,012.8	$895.1
Gross profit:
OpComms	$197.0	$201.8	$413.0	$427.7
Lasers	30.0	26.2	58.1	47.0
Total segment gross profit	227.0	228.0	471.1	474.7
Unallocated corporate items:
Stock-based compensation	(6.7)	(5.2)	(12.2)	(9.8)
Amortization of acquired intangibles	(24.8)	(15.9)	(47.7)	(31.7)
Amortization of acquired inventory fair value adjustments	(9.6)	—	(14.2)	—
Inventory and fixed asset write down due to product line exits	—	(0.1)	—	(0.1)
Integration related costs	(2.8)	—	(2.8)	—
Other (charges) gains, net (1)	(16.9)	0.7	(26.8)	6.6
Gross profit	$166.2	$207.5	$367.4	$439.7
(1) Other (charges) gains of unallocated corporate items for the three and six months ended December 31, 2022 primarily relate to $11.7 million and $19.0 million of charges to acquire components from various brokers to satisfy customer demand.
Other (charges) gains of unallocated corporate items for the six months ended January 1, 2022 primarily relate to $5.9 million of gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.

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

	Three Months Ended				Six Months Ended
	December 31, 2022		January 1, 2022		December 31, 2022		January 1, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$65.5	12.9%	$51.0	11.4%	$127.7	12.6%	$79.1	8.8%
Mexico	59.5	11.8	38.3	8.6	117.0	11.6	71.3	8.0
Other Americas	3.8	0.8	2.7	0.6	6.1	0.6	4.7	0.5
Total Americas	$128.8	25.5%	$92.0	20.6%	$250.8	24.8%	$155.1	17.3%

Asia-Pacific:
Hong Kong	$65.9	13.0%	$115.0	25.8%	$143.5	14.2%	$257.3	28.8%
South Korea	52.0	10.3	77.9	17.4	119.7	11.8	183.0	20.4
Japan	50.8	10.0	46.7	10.5	95.6	9.4	92.8	10.4
Thailand	77.9	15.4	26.2	5.9	135.4	13.4	43.3	4.8
Other Asia-Pacific	84.7	16.7	59.7	13.4	173.6	17.1	108.6	12.1
Total Asia-Pacific	$331.3	65.4%	$325.5	73.0%	$667.8	65.9%	$685.0	76.4%

EMEA	$45.9	9.1%	$29.2	6.5%	$94.2	9.3%	$55.0	6.1%

Total net revenue	$506.0		$446.7		$1,012.8		$895.1
During the three and six months ended December 31, 2022, our net revenue from a single customer, which represented 10% or greater of the total net revenue, was concentrated with two customers, who collectively accounted for 31% and 33% of our total net revenue, respectively. During the three and six months ended January 1, 2022, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two customers, who accounted for 41% and 46% of our total net revenue, respectively.
As of December 31, 2022, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with one customer, which represented 14% of gross accounts receivable. As of July 2, 2022, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customers, which individually represented 10% and 10% of gross accounts receivable, respectively.
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	December 31, 2022	July 2, 2022
Property, plant and equipment, net
United States	$131.2	$107.8
Thailand	131.7	107.6
Japan	94.2	38.9
China	52.2	32.7
Other countries	78.4	73.5
Total property, plant and equipment, net	$487.7	$360.5

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand and Malaysia. During the three and six months ended December 31, 2022, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of our total net inventory purchases, were concentrated with one and two contract manufacturers, who collectively accounted for43% and 52% of total net inventory purchases, respectively. During the three and six months ended January 1, 2022, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of our total net inventory purchases, were concentrated with two contract manufacturers, who collectively accounted for 58% and 61% of total net inventory purchases, respectively.
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by product and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue attributable to each of our two reportable segments. In addition, the table sets forth the percentage of our total net revenue attributable to our product offerings that serve Telecom and Datacom, and Consumer and Industrial markets, which accounted for 10% or more of our total net revenue during the periods presented (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 31, 2022		January 1, 2022		December 31, 2022		January 1, 2022
OpComms:
Telecom and Datacom	$384.2	75.9%	$267.1	59.8%	$744.3	73.5%	$483.1	54.0%
Industrial and Consumer	64.6	12.8%	130.3	29.2%	157.9	15.6%	320.3	35.8%
Total OpComms	$448.8	88.7%	$397.4	89.0%	$902.2	89.1%	$803.4	89.8%
Lasers	57.2	11.3%	49.3	11.0%	110.6	10.9%	91.7	10.2%
Net Revenue	$506.0		$446.7		$1,012.8		$895.1
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	December 31, 2022	July 2, 2022	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$330.5	$262.0	$68.5	26.1%
Deferred revenue and customer deposits	Other current liabilities	$1.3	$—	$1.3	n/a

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, macroeconomic conditions, including supply chain conditions, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, our merger with NeoPhotonics and acquisition of IPG Photonics’ telecom transmission product lines (“IPG product lines”), and the successful integration of NeoPhotonics’ business (including personnel), and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Mergers and Acquisitions
NeoPhotonics Merger
On August 3, 2022 (the “Closing date”), we completed our merger with NeoPhotonics Corporation (“NeoPhotonics”). The addition of NeoPhotonics expands our opportunities in some of the fastest growing markets for optical components used in cloud and telecom network infrastructure. We expect the integrated company to be better positioned to serve the needs of a global customer base who are increasingly utilizing photonics to accelerate the shift to digital and virtual approaches to work and life, the proliferation of IoT, 5G, and next-generation mobile networks, and the transition to advanced cloud computing architectures.
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
The total transaction consideration of $934.4 million was funded by the cash balances of the combined company. We also recorded $22.1 million of merger-related costs, representing professional and other direct acquisition costs. Of the $22.1 million of merger-related costs, $8.3 million was incurred in fiscal year 2022, and $1.2 million and $13.8 million was incurred during the three and six months ended December 31, 2022, respectively, which was recorded as selling, general and administrative expense in the consolidated statement of operations.
Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements for additional information regarding the merger with NeoPhotonics.
Acquisition of IPG Photonics’ Telecom Transmission Product Lines
On August 15, 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG product lines”) that develop and market products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (DSPs), ASICs and optical transceivers. This acquisition will enable us to expand our business in the OpComms segment. The total purchase price is $55.9 million, which was paid in cash. Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements for additional information regarding the acquisition of these product lines.
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

Impact of COVID-19 to Our Business
Since February 2020, the COVID-19 pandemic has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines, closure or restrictions on business and quarantine or other types of “shelter-in-place” orders in many regions of the world. While the impact of the COVID-19 pandemic is lessening, and these related responses continue to cause a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, labor shortages, and significant volatility and potential disruption of financial markets.
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
Our primary strategic focus is technology and product leadership combined with close customer relationships in long-term healthy and growing markets. We believe there are long-term opportunities, as the world’s experience with COVID-19 could drive an increasingly digital and virtual world, touching all aspects of life and work, that increasingly emphasizes the importance of communications systems, cloud services, augmented and virtual reality, and enhanced security. Additionally, ever advancing electronic devices are needed to consume, produce, and communicate digital and virtual content. All these trends could drive the need for higher volumes of higher performing optical devices that we could supply. As such, we expect to continue to invest strongly in new products, technology and customer programs.
For more information on risks associated with the COVID-19 outbreak and regulatory actions, see the section titled “Risk Factors” in Item 1A of Part II of this report.

Supply Chain Constraints
Our business and our customers’ businesses have been negatively impacted by worldwide logistics and supply chain issues, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 has also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. These shortages have impacted our ability to meet demand and generate revenue from certain products in fiscal 2022 and, they continue to impact our ability to meet demand today. If our ability to procure needed semiconductor components does not improve, our ability to supply our products to our customers will be impacted and our revenue and profit margin may be reduced. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may continue in the near term as supplier and customer buffer inventories and safety stocks are exhausted. Due to the global supply chain constraints, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. As of December 31, 2022, our inventory balance includes $18.0 million of incremental supply and procurement costs. These costs may decrease our gross margin in the near term. Although the supply shortage we experienced in fiscal 2022 was partially relieved, we expect component supply to be a challenge in the remaining fiscal 2023.

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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Inventory Valuation
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 2, 2022 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three and six months ended December 31, 2022.

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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Segment net revenue:
OpComms	88.7%	89.0%	89.1%	89.8%
Lasers	11.3	11.0	10.9	10.2
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	62.3	50.0	59.0	47.3
Amortization of acquired developed intangibles	4.9	3.6	4.7	3.5
Gross profit	32.8	46.5	36.3	49.1
Operating expenses:
Research and development	15.0	11.9	14.7	12.0
Selling, general and administrative	19.4	15.4	20.2	14.8
Restructuring and related charges	2.7	—	2.3	(0.1)
Total operating expenses	37.2	27.4	37.1	26.7
Income (loss) from operations	(4.3)	19.1	(0.8)	22.5
Interest expense	(1.8)	(3.8)	(1.7)	(3.8)
Other income, net	0.7	0.2	1.7	0.2
Income (loss) before income taxes	(5.4)	15.5	(0.8)	18.8
Provision for income taxes	0.9	2.8	2.3	3.4
Net income (loss)	(6.3)%	12.7%	(3.2)%	15.4%

Financial Data for the three and six months ended December 31, 2022
The following table summarizes selected unaudited condensed consolidated statements of operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 31, 2022	January 1, 2022	Change	Percentage Change	December 31, 2022	January 1, 2022	Change	Percentage Change
Segment net revenue:
OpComms	$448.8	$397.4	$51.4	12.9%	$902.2	$803.4	$98.8	12.3%
Lasers	57.2	49.3	7.9	16.0%	110.6	91.7	18.9	20.6%
Net revenue	$506.0	$446.7	$59.3	13.3%	$1,012.8	$895.1	$117.7	13.1%

Gross profit	$166.2	$207.5	$(41.3)	(19.9)%	$367.4	$439.7	$(72.3)	(16.4)%
Gross margin	32.8%	46.5%			36.3%	49.1%

Research and development	$75.8	$53.2	$22.6	42.5%	$148.5	$107.3	$41.2	38.4%
Percentage of net revenue	15.0%	11.9%			14.7%	12.0%

Selling, general and administrative	$98.4	$69.0	$29.4	42.6%	$204.1	$132.3	$71.8	54.3%
Percentage of net revenue	19.4%	15.4%			20.2%	14.8%

Restructuring and related charges	$13.9	$0.1	$13.8	N/A	$23.2	$(1.0)	$24.2	N/A
Percentage of net revenue	2.7%	—%			2.3%	(0.1)%
Net Revenue
Net revenue increased by $59.3 million, or 13.3%, during the three months ended December 31, 2022 compared to the three months ended January 1, 2022, due to a $51.4 million increase in OpComms revenue and a $7.9 million increase in Lasers revenue.
OpComms net revenue increased by $51.4 million, or 12.9%, during the three months ended December 31, 2022 compared to the three months ended January 1, 2022. Within OpComms, Telecom and Datacom increased by $117.1 million, primarily due to $104.6 million of revenue generated by NeoPhotonics. Additionally, the supply shortage we experienced in fiscal 2022 was partially relieved, allowing us to meet more customer demand during the second quarter of fiscal year 2023. Industrial and Consumer net revenue decreased by $65.7 million primarily due to higher market competition and reflects share normalization in the market.
Lasers net revenue increased by $7.9 million, or 16.0%, during the three months ended December 31, 2022 compared to the three months ended January 1, 2022, primarily due to a return in customer demand for our kilowatt class fiber lasers following a recovery in industrial production.
Net revenue increased by $117.7 million, or 13.1%, during the six months ended December 31, 2022 compared to the six months ended January 1, 2022, due to a $98.8 million increase in OpComms revenue and a $18.9 million increase in Lasers revenue.
OpComms net revenue increased by $98.8 million, or 12.3%, during the six months ended December 31, 2022 compared to the six months ended January 1, 2022. Within OpComms, Telecom and Datacom increased by $261.2 million, primarily due to $177.4 million of revenue attributable to the NeoPhotonics acquisition. Additionally, the supply shortage in fiscal 2022 was partially relieved, allowing us to meet more customer demand during the first half of fiscal year 2023. Industrial and Consumer net revenue decreased by $162.4 million primarily due to higher market competition and reflects share normalization in the market.

Lasers net revenue increased by $18.9 million, or 20.6%, during the six months ended December 31, 2022 compared to the six months ended January 1, 2022, primarily due to a return in customer demand for our kilowatt class fiber lasers following a recovery in industrial production.
During the three and six months ended December 31, 2022, our net revenue from a single customer, which represented 10% or greater of the total net revenue, was concentrated with two customers, who collectively accounted for 31% and 33% of our total net revenue, respectively.
During the three and six months ended January 1, 2022, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two customers, who accounted for 41% and 46% of our total net revenue, respectively.
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

	Three Months Ended				Six Months Ended
	December 31, 2022		January 1, 2022		December 31, 2022		January 1, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$65.5	12.9%	$51.0	11.4%	$127.7	12.6%	$79.1	8.8%
Mexico	59.5	11.8	38.3	8.6	117.0	11.6	71.3	8.0
Other Americas	3.8	0.8	2.7	0.6	6.1	0.6	4.7	0.5
Total Americas	$128.8	25.5%	$92.0	20.6%	$250.8	24.8%	$155.1	17.3%

Asia-Pacific:
Hong Kong	$65.9	13.0%	$115.0	25.8%	$143.5	14.2%	$257.3	28.8%
South Korea	52.0	10.3	77.9	17.4	119.7	11.8	183.0	20.4
Thailand	77.9	15.4	26.2	5.9	135.4	13.4	43.3	4.8
Japan	50.8	10.0	46.7	10.5	95.6	9.4	92.8	10.4
Other Asia-Pacific	84.7	16.7	59.7	13.4	173.6	17.1	108.6	12.1
Total Asia-Pacific	$331.3	65.4%	$325.5	73.0%	$667.8	65.9%	$685.0	76.4%

EMEA	$45.9	9.1%	$29.2	6.5%	$94.2	9.3%	$55.0	6.1%

Total net revenue	$506.0		$446.7		$1,012.8		$895.1
For the three and six months ended December 31, 2022, net revenue from customers outside the United States, based on customer shipping location, represented 87.1% and 87.4% of net revenue, respectively. For the three and six months ended January 1, 2022, net revenue from customers outside the United States, based on customer shipping location, represented 88.6% and 91.2% of net revenue, respectively.
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

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the periods presented (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
OpComms	$197.0	$201.8	43.9%	50.8%	$413.0	$427.7	45.8%	53.2%
Lasers	30.0	26.2	52.4%	53.1%	58.1	47.0	52.5%	51.3%
Segment total	$227.0	$228.0	44.9%	51.0%	$471.1	$474.7	46.5%	53.0%
Unallocated corporate items:
Stock-based compensation	(6.7)	(5.2)			(12.2)	(9.8)
Amortization of acquired intangibles	(24.8)	(15.9)			(47.7)	(31.7)
Amortization of acquired inventory fair value adjustments	(9.6)	—			(14.2)	—
Integration related costs	(2.8)	—			(2.8)	—
Inventory and fixed asset write down due to product line exits	—	(0.1)			—	(0.1)
Other (charges) gains, net (1)	(16.9)	0.7			(26.8)	6.6
Total	$166.2	$207.5	32.8%	46.5%	$367.4	$439.7	36.3%	49.1%
(1) Other (charges) gains of unallocated corporate items for the three and six months ended December 31, 2022 primarily relate to $11.7 million and $19.0 million of charges to acquire components from various brokers to satisfy customer demand.
Other (charges) gains of unallocated corporate items for the six months ended January 1, 2022 relate to $5.9 million of gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, amortization of acquired inventory fair value adjustments, stock-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin for the three months ended December 31, 2022 decreased to 32.8% from 46.5% for the three months ended January 1, 2022. The decrease was primarily driven by lower gross margin from our OpComms segment, as discussed further below. The lower gross margin was also a result of $11.7 million of charges to acquire components from various brokers to satisfy customer demand, $9.6 million of amortization of acquired inventory, and an aggregate $8.9 million higher amortization of intangible assets due to the NeoPhotonics merger and the acquisition of IPG product lines.
Gross margin for the six months ended December 31, 2022 decreased to 36.3% from 49.1% for the six months ended January 1, 2022. The decrease was primarily driven by lower gross margin from our OpComms segment. The lower gross margin was also a result of $19.0 million of charges to acquire components from various brokers to satisfy customer demand, an aggregate $16.0 million higher amortization of intangible assets acquired in the NeoPhotonics merger and the acquisition of IPG product lines, and $14.2 million of amortization of acquired inventory.
The market in which we sell products are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and have variant buying patterns. We expect these factors will result in variability of our gross margin.
Due to global supply chain constraints, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. As of December 31, 2022, our inventory balance includes $18.0 million of incremental supply and procurement costs.

Segment Gross Margin
OpComms
OpComms gross margin for the three months ended December 31, 2022 decreased to 43.9% from 50.8% for the three months ended January 1, 2022. The decrease was primarily due to a less profitable mix of products, including lower sales of higher margin imaging and sensing products, as well as higher sales of telecom products due to the merger with NeoPhotonics, which have lower margins than our average OpComms margins.
OpComms gross margin for the six months ended December 31, 2022 decreased to 45.8% from 53.2% for the six months ended January 1, 2022. The decrease was primarily due to a less profitable mix of products, including lower sales of higher margin imaging and sensing products, as well as higher sales of telecom products due to the merger with NeoPhotonics, which have lower margins than our average OpComms margins.
Lasers
Lasers gross margin for the three months ended December 31, 2022 decreased to 52.4% from 53.1% for the three months ended January 1, 2022. The decrease was primarily due to lower revenue from high margin solid state lasers.
Lasers gross margin for the six months ended December 31, 2022 increased to 52.5% from 51.3% for the six months ended January 1, 2022. The increase was primarily due to the higher manufacturing levels and improved factory utilization as a result of return in customer demand for our kilowatt class fiber products following the recent recovery in industrial production.
Research and Development (“R&D”)
R&D expense increased by $22.6 million, or 42.5%, for the three months ended December 31, 2022 compared to the three months ended January 1, 2022. The increase in R&D expense for the three months ended December 31, 2022 was primarily driven by an increase in payroll, stock-based compensation and other compensation related expenses due to additional headcount from the merger with NeoPhotonics and the acquisition of IPG product lines.
R&D expense increased by $41.2 million, or 38.4%, for the six months ended December 31, 2022 compared to the six months ended January 1, 2022. The increase in R&D expense for the six months ended December 31, 2022 was primarily driven by an increase in payroll, stock-based compensation and other compensation related expenses due to additional headcount from the merger with NeoPhotonics and the acquisition of IPG product lines.
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
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $29.4 million, or 42.6%, during the three months ended December 31, 2022 compared to the three months ended January 1, 2022. The increase in SG&A expense for the three months ended December 31, 2022 was primarily driven by an increase in payroll and employee compensation related expenses due to additional headcount from the merger with NeoPhotonics, $7.8 million expense with respect to the settlement of certain non-ordinary course litigation matters and $6.5 million of amortization of intangibles acquired as part of the NeoPhotonics merger and the acquisition of IPG product lines. For a description of our material pending legal proceedings, refer to “Note 14. Commitments and Contingencies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

SG&A expense increased by $71.8 million, or 54.3%, during the six months ended December 31, 2022 compared to the six months ended January 1, 2022. The increase in SG&A expense for the six months ended December 31, 2022 was primarily driven by an increase in payroll and employee compensation related expenses due to additional headcount from the merger with NeoPhotonics and higher stock-based compensation. In connection with the NeoPhotonics merger, certain equity awards for NeoPhotonics employees were accelerated. We recognized $11.9 million of stock-based compensation associated with the acceleration during the first quarter of fiscal year 2023. In addition, we recognized $16.2 million merger and acquisition related costs, primarily professional service fees and retention expenses related to the NeoPhotonics merger and the acquisition of IPG product lines, $10.4 million of amortization of intangibles acquired as part of these acquisitions, and $7.8 million expense with respect to the settlement of certain non-ordinary course litigation matters. For a description of our material pending legal proceedings, refer to “Note 14. Commitments and Contingencies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
From time to time, we incur expenses that are not part of our ordinary operations, such as mergers and acquisition-related and litigation expenses, which generally increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our merger with NeoPhotonics on August 3, 2022.
During the three months ended December 31, 2022, we recorded restructuring and related charges of $13.9 million in our condensed consolidated statements of operations, which was primarily due to company-wide integration efforts as a result of the merger with NeoPhotonics, as well as our cost reduction initiatives.
During the six months ended December 31, 2022, we recorded restructuring and related charges of $23.2 million in our condensed consolidated statements of operations, which was primarily attributable to company-wide integration efforts as a result of the merger with NeoPhotonics, our cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provide for payments and benefits upon an involuntary termination of employment under certain circumstances.
In addition to the restructuring and related charges, during the three months ended December 31, 2022, we also recorded $1.5 million stock-based compensation in connection with our restructuring activities during the period.
During the six months ended January 1, 2022, we recorded a net reversal to our restructuring and related charges of $1.0 million, which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.
Interest Expense
For the three months ended December 31, 2022 and January 1, 2022, we recorded interest expense of $8.9 million and $17.1 million, respectively. For the six months ended December 31, 2022 and January 1, 2022, we recorded interest expense of $17.4 million and $34.0 million, respectively. Interest expense was driven primarily by the amortization of the debt discount and issuance costs of our convertible notes. The decrease in interest expense for the three and six months ended December 31, 2022 is primarily a result of the adoption of ASU 2020-06 in our first quarter of fiscal 2023, which requires us to treat our 2026 Notes and 2028 Notes as a single liability measured at amortized cost, eliminating the interest expense associated with the debt discount.
Other Income, Net
The components of other income (expense), net are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Foreign exchange gains (losses), net	$(4.1)	$0.7	$4.9	$0.6
Interest and investment income	7.7	0.6	12.5	1.2
Other income (expense), net	0.1	(0.3)	0.1	(0.2)
Total other income, net	$3.7	$1.0	$17.5	$1.6

For the three months ended December 31, 2022, other income, net increased by $2.7 million, primarily due to an increase in interest and investment income of $7.1 million driven by an increase in interest rates on our fixed income securities, offset by $4.8 million net foreign exchange losses as a result of the strengthening of other foreign currencies relative to the U.S. dollar.
For the six months ended December 31, 2022, other income, net increased by $15.9 million, primarily due to an increase in interest and investment income of $11.3 million driven by an increase in interest rates on our fixed income securities and $4.3 million increase in foreign exchange gains as a result of the strengthening of U.S. dollar relative to other foreign currencies.
Provision for Income Taxes

(in millions)	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Provision for income taxes	$4.6	$12.4	$23.8	$30.5
We recorded a tax provision of $4.6 million and $23.8 million for the three and six months ended December 31, 2022, respectively. Our tax provision for the three months ended December 31, 2022 includes a discrete tax expense of $4.0 million, primarily related to the U.S. return to provision differences for transaction costs, currency remeasurements, and shortfall in connection with stock-based compensation vested during the quarter.

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
Our estimated effective tax rate for fiscal 2023 also differs from the 21% U.S. statutory rate primarily due to the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion and non-deductible stock-based compensation, partially offset by the income tax benefit from U.S. federal R&D tax credits.

The Organization for Economic Cooperation and Development (OECD) announced that it has reached agreement, also known as Pillar Two, among its 136-member countries that certain multinational enterprises will be subject to a minimum 15% tax rate. Many countries are expected to issue laws and regulations to conform with this guidance. We will continue to monitor the pertinent law changes and regulations to determine the impact it would have on our operating and financial results.

Financial Condition
Liquidity and Capital Resources
As of December 31, 2022 and July 2, 2022, our cash and cash equivalents were $592.1 million and $1,290.2 million, respectively. As of December 31, 2022 and July 2, 2022, our short-term investments of $1,088.3 million and $1,258.8 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of December 31, 2022 and July 2, 2022 was $366.5 million and $216.1 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Switzerland, Cayman, and Thailand. Although the cash currently held in the United States, as well as the cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
Our intent is to indefinitely reinvest funds held outside the United States and, except for the funds held in the Cayman Islands, the British Virgin Islands, Japan and Hong Kong, our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates have been in the past. Additionally, if conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, it may create dilution to our existing stockholders. However, any such financing may not be available on terms favorable to us, or may not be available at all.
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

Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of December 31, 2022 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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

Contractual Obligations
The following table summarizes certain of our contractual obligations as of December 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	More than 1 year
Contractual Obligations
Asset retirement obligations	$8.1	$0.5	$7.6
Operating lease liabilities, including imputed interest (1)	78.6	14.4	64.2
Pension plan contributions (2)	1.4	1.4	—
Purchase obligations (3)	391.5	361.0	30.5
Convertible notes - principal (4)	2,359.1	—	2,359.1
Convertible notes - interest (4)	46.3	10.7	35.6
Total	$2,885.0	$388.0	$2,497.0
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of December 31, 2022, we expect to receive sublease income of approximately $3.9 million over the sublease periods.
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
(4) The amount includes principal and interest payment in cash on our 0.25% convertible notes due in 2024 (the “2024 Notes”), 0.50% convertible notes due in 2026 (the “2026 Notes”), and 0.50% convertible notes due in 2028 (the “2028 Notes”). The 2024 Notes have a maturity date of March 15, 2024, the 2026 Notes have a maturity date of December 15, 2026, and the 2028 Notes have a maturity date of June 15, 2028. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversion. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of December 31, 2022, our 2024 Notes of $420.7 million (which have an aggregate principal amount of $448.1 million outstanding that matures in 2024) is presented in current liabilities in our condensed consolidated balance sheets. While the 2024 Notes will not be convertible during the third quarter of fiscal 2023 as our stock price did not exceed $78.80 for 20 of the last 30 trading days of the quarter ended December 31, 2022, we continue to classify the debt in current liabilities, as holders may convert their 2024 Notes at any time on or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date. During the three and six months ended December 31, 2022, we received conversion requests of less than $0.1 million principal amount of the 2024 Notes, which we settled with cash in accordance with the 2024 Indenture. Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes. The remaining principal amount of the 2024 Notes as of December 31, 2022 was $448.1 million.
As of December 31, 2022, our 2026 Notes of $1,045.3 million (which have an aggregate principal amount of $1,050.0 million outstanding that matures in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.

As of December 31, 2022, our 2028 Notes of $855.0 million (which have an aggregate principal amount of $861.0 million outstanding that matures in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 for 20 of the last 30 trading days of any future quarter, our 2028 Notes would also become convertible at the option of the holders and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of December 31, 2022, we paid all of the outstanding term loans that we assumed in connection with our merger with NeoPhotonics for $5.9 million.
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
During the six months ended December 31, 2022, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million.
Since the share buyback program was initially approved by the board of directors, we have repurchased 7.4 million shares in aggregate at an average price of $83.38 per share for a total purchase price of $615.5 million. We recorded the $615.5 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately.
The price, timing, amount, and method of such repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders.
Unrecognized Tax Benefits
As of December 31, 2022, our other non-current liabilities also include $52.1 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
Our balance of cash and cash equivalents decreased by $698.1 million, from $1,290.2 million as of July 2, 2022 to $592.1 million as of December 31, 2022. The decrease in cash and cash equivalents during the six months ended December 31, 2022 was due to cash used in investing activities of $751.1 million and financing activities of $62.7 million, partially offset by cash provided by operating activities of $115.7 million.
Operating Cash Flow
Cash provided by operating activities was $115.7 million during the six months ended December 31, 2022, which reflects a net loss of $32.1 million and non-cash items of $240.2 million for the six months ended December 31, 2022, offset by $92.4 million changes in our operating assets and liabilities. Changes in our operating assets and liabilities related primarily to an increase in inventories of $36.4 million and a decrease in accounts payable of $45.0 million, offset by an increase in accrued expenses and other current and non-current liabilities of $37.1 million.
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
Investing Cash Flow
Cash used in investing activities of $751.1 million during the six months ended December 31, 2022 was attributable to the acquisition of NeoPhotonics and IPG product lines in the amount of $861.6 million, net of cash acquired, and capital expenditures of $62.8 million, partially offset by net proceeds from sales or maturities of short-term investments of $173.2 million.
Cash used in investing activities of $345.8 million during the six months ended January 1, 2022 was attributable to purchases of short-term investments, net of sales and maturities of $307.8 million, and capital expenditures of $44.0 million, offset by proceeds from the sales of property, plant and equipment of $6.0 million.

Financing Cash Flow
Cash used in financing activities of $62.7 million during the six months ended December 31, 2022 was driven by the repurchase of shares of our common stock of $35.8 million, tax payments related to net share settlement of restricted stock of $26.7 million, and $5.9 million payments of all the term loans that we assumed in connection with our merger with NeoPhotonics offset by $5.7 million proceeds from employee stock plans.
Cash used in financing activities of $144.9 million during the six months ended January 1, 2022 resulted from the repurchase of shares of our common stock of $126.6 million and tax payments related to net share settlement of restricted stock of $24.9 million, offset by proceeds from employee stock plans of $6.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks, and have taken reserves and financial positions as of December 31, 2022 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and related regional shelter-in-place orders are unprecedented events that are continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:
•Accounts receivable collectability - there could be significant bad debt expenses incurred if our customers experience financial difficulties.
•Accounts receivable collections timing - our working capital and cash flows could be impacted if we start to agree to longer payment terms for our customers. A broader market move to longer payment terms could delay our collection timing as well.
•Inventory (excess and obsolete) - our customers may not be able to purchase inventory that we have built for them, or their demand may slow down to a point where inventory becomes aged. Conversely, we expect to see supply chain shortages and demand outpacing supply in a number of product lines. Such shortages can lead to increased inventory levels, higher purchase prices, and slower manufacturing lead times.
•Short-term investment values - an increase in prevailing interest rates occasioned by U.S. Federal monetary policy “tapering” to address inflation could lead to a decrease in the value of our investment portfolio.
•Long-term assets such as fixed assets, goodwill, and intangibles - a market slowdown could impair the value of these assets.
•Tax valuation - we have significant net operating losses (“NOLs”) in the United States which have associated deferred tax assets on our balance sheet, and these could be deemed unrecoverable in the future.
In addition, all of the below market risks are heightened in light of the current macroeconomic environment. Foreign exchange markets could be impacted and cause significant fluctuations in our future expenses. The price of our common stock has fluctuated significantly in the past and global equity markets have continued to experience significant volatility following the COVID-19 outbreak and in light of broader macroeconomic uncertainty.
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and six months ended December 31, 2022, we recorded foreign exchange gains (losses), net of $4.1 million loss and a $4.9 million gain, respectively, in the condensed consolidated statements of operations.
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
We issued the 2028 Notes in March 2022, the 2026 Notes in December 2019 and the 2024 Notes in March 2017 with an aggregate principal amount of $861.0 million, $1,050.0 million and $450.0 million, respectively. The 2028 Notes and 2026 Notes are carried at face value less issuance costs, while the 2024 Notes are carried at face value less amortized discount and issuance costs on the condensed consolidated balance sheet. The 2028 Notes, 2026 Notes and the 2024 Notes bear interest at a rate of 0.50%, 0.50% and 0.25% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2028 Notes and 2026 Notes will mature on June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $131.03 per share for the 2028 Notes and approximately $99.29 per share for the 2026 Notes. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $60.62 per share.
Interest Rate Fluctuation Risk
As of December 31, 2022, we had cash, cash equivalents, and short-term investments of $1,680.4 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of December 31, 2022, the weighted-average life of our investment portfolio was about six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 31, 2022, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $5.3 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.6 million.
Bank Liquidity Risk
As of December 31, 2022, we had approximately $383.3 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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
(b) Changes in Internal Control over Financial Reporting
On August 3, 2022, we completed the acquisition of NeoPhotonics. On August 15, 2022, we completed the acquisition of IPG Photonics’ telecom transmission product lines. We are in the process of integrating the acquired businesses into our existing operations and evaluating the internal controls over financial reporting of the acquired businesses. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of these business acquisitions, there were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•unfavorable economic and market conditions, and
•challenges relating to supply chain constraints;
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
•restructuring and related charges;
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
The COVID-19 pandemic and related countermeasures have, and may continue to, significantly affect how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operation and financial performance remain uncertain. From the start of the COVID-19 pandemic, we proactively implemented certain measures to limit the spread of the virus, such as travel restrictions, temporarily closing or limiting the number of employees permitted onsite in our offices and manufacturing sites in several heavily impacted locations, implementing vaccination guidelines in accordance with government mandates, and work-from-home rules at most of our facilities. We have since reopened many of our facilities world-wide for office-based employees in a new office/hybrid model. We will continue our phased return to the office at our facilities around the world based on considerations regarding the health and safety of our employees and guidance of local and national governments. If the ongoing COVID-19 pandemic, corresponding governmental regulations or our return to the office process have a substantial impact on the health, attendance or productivity of our employees, partners, or customers, our results of operations and overall financial performance may be adversely impacted.
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
In addition, we have experienced disruption and delays with our manufacturing partners, for example in Malaysia, limitations were imposed at certain times on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations. Furthermore, in the third quarter of fiscal 2022, we experienced a temporary factory closure in China as a result of an increase in the number of COVID-19 cases, as required by local government mandates. These and other limitations have, in some instances, been reinstated, and could be reinstated again, if the number of COVID-19 cases in particular regions increases and there is considerable uncertainty regarding the duration of such limitations and potential future restrictions, and complexity in ensuring compliance. Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs due to air travel and transport restrictions that limit the availability of flights on which we are able to ship products. Additionally, cost increases and delayed and extended shipping times for ocean transit have increased our dependence on higher-cost air freight. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations. To attempt to mitigate these factors, certain of our customers have increased their inventory levels, which has adversely impacted our revenue and results of operations and may continue to do so until such inventory levels are balanced. Further, we have seen delayed deployments of 5G networks, particularly in China, which has harmed and may continue to harm our OpComms revenue. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.
We cannot provide any assurance that we will be able to successfully identify, manage and mitigate the economic disruption impacts of any future widespread health crises, including as a result of any variants of COVID-19. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures particularly in China); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility, including increasing levels of inflation in the United States; global economic conditions and levels of economic growth; and the pace of recovery as the COVID-19 pandemic subsides (including the availability and efficacy of treatments and vaccines and the impact of new variants on recovery). In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. The magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains highly dynamic. We have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Furthermore, the COVID-19 pandemic and related supply chain disruptions and labor market constraints have created heightened risk that sole suppliers or limited number of suppliers may be unable to meet their obligations to us. If we experience any significant difficulty in obtaining the materials or services used in the conduct of our business, these supply challenges may limit our ability to fully satisfy customer demand. In addition, in certain cases, we may be required to, or decide to, pay additional fees or higher prices, or be required to seek alternate suppliers, to secure supply in order to meet demand and these additional charges would increase our costs and reduce our profitability.

Our operating results may be adversely affected by unfavorable changes in macroeconomics and market conditions and the uncertain geopolitical environment.
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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by the COVID-19 pandemic, global supply chain constraints, inflation, and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, capital expenditure reductions, unemployment, decline in stock markets, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions.
Adverse changes to and uncertainty in the global economy has affected industries in which our customers operate and has resulted in decreases in the rate of demand, consumption or use of certain of our customers’ products which, in turn, may result in decreased demand for our products, revenue fluctuations, increased price competition for our products, and increased the risk of excess and obsolete inventories as well as higher overhead costs as a percentage of revenue. The loss or delay of orders from any of our significant customers could cause our revenue and profitability to suffer. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions have led and may continue to lead to increased costs and have harmed and may continue to harm our ability to meet customer demand, adversely affecting our revenue and profitability. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, our prospects for growth may be negatively impacted, and we may experience material and adverse impacts on our business, operating results, and financial condition.

Challenges relating to current supply chain constraints, including semiconductor components, could adversely impact our business, results of operations and financial condition.
Due to increased demand across a range of industries, our business and customers’ businesses have experienced and are continuing to experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages, in particular semiconductor components, as our vendors have also been facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. Additionally, costs increases and extended shipping time for ocean transit have increased our dependence on higher-cost air freight. The COVID-19 pandemic has also contributed to and exacerbated this strain and may continue to cause volatility and uncertainty in customer demand. This constrained supply environment has adversely affected and could further affect availability, lead-times and cost of components, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and have resulted in and may continue to result in an increase in accelerated ordering for certain of our products. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers in time. In addition, as a result of accelerated ordering, our customers may have inventory backlog that could result in reduced ordering in future periods, which could cause fluctuations in our revenue and profitability.
We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products, and in the quantities requested by our customers; however, we continue to experience disruption to our supply chain that have, and could continue to impact our operations. For example, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. Continued disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials due to COVID-related restrictions or otherwise could further delay or inhibit our ability to obtain supply of components and produce finished goods inventory. There can be no assurance that the current supply chain impacts will not continue, or worsen, in the future. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business, results of operations and financial condition.
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
We have consistently relied on a small number of customers for a significant portion of our sales, and in certain of our markets, such as imaging and sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our financial performance in certain business lines and growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, or may experience financial difficulty which affects their ability to pay for products, particularly in light of the impacts of COVID-19 on their businesses and markets, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, could significantly decrease our sales to such customers or could lead to delays or cancellations of planned purchases of our products or services, which increases the risk of quarterly fluctuations in our revenues and operating results. We may also experience pricing pressure with certain of our customers that may adversely affect our revenue and margins, or, if the ongoing relationship no longer benefits us, we may decide to suspend or terminate our relationship with such customers. Our relationships with large customers may also be harmed to the extent the impacts of the COVID-19 pandemic or other supply chain issues prevent us from being able to satisfy their orders in a timely manner. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, which have and could continue to materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
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

We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 and thereafter, including the restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government has added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. In April 2021, BIS added other China-based technology companies into the Entity List, including seven supercomputing companies in April 2021 and twenty-three more entities located in China in July 2021, thereby further expanding the scope of companies subject to trade restrictions.
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
The end markets for optical products have experienced significant industry consolidation during the past few years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include Coherent (previously named II-VI), Acacia Communications (acquired by Cisco in 2021), Accelink, ams AG, Broadcom Inc., Fujitsu Optical Components, Furukawa Electric, IPG Photonics, Mitsubishi Electric, MKS Instruments, Molex, and O-Net Communications, Sumitomo Electric Industries, and Trumpf Group. As we expand into new markets, we face competition not only from our existing competitors, but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may not be able to compete successfully against either current or future competitors, particularly, in light of increasing consolidation. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Additionally, the merger or consolidation of significant competitors, for example, II-VI’s acquisition of Finisar in September of 2019 and its acquisition of Coherent in July, 2022, the acquisition of Acacia Communications by Cisco in March 2021, and the acquisition of OSRAM by AMS in December 2019, may result in competitors with greater resources, enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:
•adverse social, political and economic conditions, such as inflation, rising interest rates and risk of global or regional recession;

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
•political developments, geopolitical unrest or other conflicts in foreign nations, including Brexit, the war in Ukraine and political developments in Hong Kong and Taiwan and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations
Additionally, our business is impacted by fluctuations in local economies and currencies. While the impact of the COVID-19 pandemic is lessening, the resulting global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and have significant volume of local-currency denominated expenses have seen significant volatility. We expect such volatility to continue, which could negatively impact our results by making our non-U.S. operations more expensive when reported in U.S. dollars, primarily due to the costs of payroll.

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
We continuously monitor the marketplace for strategic opportunities, which includes expanding our product lines and markets through both internal product development and acquisitions. Consequently, we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions, such as our recent acquisition of NeoPhotonics Corporation (“NeoPhotonics”) on August 3, 2022, and IPG product lines on August 15, 2022, as well as acquire complementary technologies, products, assets and businesses. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to competition, regulatory requirements or restrictions or other reasons, as occurred with the termination of our Merger Agreement with Coherent in March 2021. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
To the extent we are successful in making acquisitions, such as our recent acquisitions of NeoPhotonics and IPG product lines, we may be unsuccessful in implementing our acquisitions strategy, or integrating acquired companies, businesses or product lines and personnel with existing operations, or the integration may be more difficult or more costly than anticipated. Some of the challenges involved integrating businesses and acquisitions include:
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. For example, the United States recently introduced a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%, which was adopted by European Union member states on December 12, 2022 and will go into effect in 2024. Other countries including the United Kingdom, Switzerland, Canada, Australia and South Korea are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
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
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but, report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in the U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-U.S. manufacturing footprint has expanded. We continue to look for opportunities to leverage the lower cost of non-U.S. manufacturing, including the United Kingdom, Thailand, and Japan. While these geographies are lower cost than the U.S. and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-U.S. manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs, including the cost of local operating expenses and procurement of materials or services that we purchase in foreign currencies, as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. The global economic volatility has had a significant impact on the exchange markets, which heightened this risk, and we expect the higher level of volatility in foreign exchange markets will likely continue.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could materially and adversely affect our operating and financial results. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of 2024 Notes, in December 2019, we issued and sold a total of $1,050 million in aggregate principal amount of 2026 Notes, and in March 2022, we issued and sold a total of $861 million aggregate principal amount of 2028 Notes. We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, uncertainty in the macroeconomic environment, increasing interest rates and other factors have resulted in volatility in the capital markets and less favorable financing terms. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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
Additionally, in response to market conditions and changes in industry, we have strategically realigned our resources including workforce reductions and an international restructuring to reduce the cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, to achieve our target operating model and profitability objectives, or to reflect more closely changes in the strategic direction of our business or the evolution of our site strategy and workplace. These changes could be disruptive to our business, including our research and development efforts, and may result in the recording of special charges, including workforce reduction or restructuring costs. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to or acquisition or other authorized processing of confidential information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the forms of phishing emails, malware attachments and malicious websites. Additionally, cybersecurity researchers have warned of increased risks of cyber-attacks, in connection with the war between Russia and Ukraine. While we work to safeguard our internal network systems and to validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent future cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and confidential information. Further, a breach of our information technology infrastructure or those of our third-party service providers could result in the misappropriation of intellectual property, business plans or trade secrets. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary and confidential information.

Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these types of attacks or errors. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party providers could result in disruptions to our operations and loss or unavailability of, or unauthorized access or damage to, or inappropriate access to, or use, disclosure or otherwise processing of confidential information and other data we maintain or otherwise process or that is maintained or otherwise processed on our behalf. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft or misappropriation of our intellectual property and trade secrets, result in claims, investigations, regulatory proceedings, claims, demands and litigation, legal obligations or liability, affect our relationships with our customers, require us to bear significant costs in connection with remediating and otherwise responding to any disruption, breach, or incident, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches or incidents in the future. The costs to us to prevent, detect or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful. All of these costs, expenses, liability and other matters may not be covered adequately by insurance, and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and Nasdaq listing requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, and to integrate our acquisitions into our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant time and operational resources, including accounting-related costs and significant management oversight.
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
There is an increasing focus on environmental, social, and governance (“ESG”) matters both in the United States and globally. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain. If we are unable to comply with, or are unable to cause our suppliers or contract manufacturers to comply with such policies or provisions, or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations. We expect increased worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations, as well as meeting related customer and investor expectations, may adversely affect our business and results of operations.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments, and other matters, in our annual Corporate Social Responsibility Report, on our website, in certain filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, for any revisions to them, or for our disclosures related to such matters. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise materially harm our business.
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
We are also subject to laws and regulations with respect to personal data we collect from our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and which, among other things, requires covered companies to provide new disclosures to California consumers. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA amends and augments the CCPA by expanding individuals’ rights and the obligations of businesses that handle personal data. Similar legislation has been proposed or adopted in other states, including laws enacted in Colorado, Virginia, Utah, and Connecticut. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects of the CCPA, CPRA and these other state laws and regulations are potentially significant, however, and the impacts of these or other laws and regulations relating to privacy and data protection may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.
Further, following its exit from the the European Union, the United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation referred to as the UK GDPR, which provides for substantial penalties, similar to the GDPR. Additionally, the relationship between the United Kingdom in relation to certain aspects of data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to regulation of data transfers between European Union member states and the United Kingdom. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, providing for the legality of continued personal data flows from the European Economic Area to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. We may find it necessary to make further changes to our handling of personal data of residents of the European Economic Area, Switzerland and the United Kingdom, each of which may require us to incur significant costs and expenses.

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
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE”. The market price of our common stock has fluctuated, and may fluctuate significantly due to a number of factors, some of which may be beyond our control and may often be unrelated or disproportionate to our operating performance. These include:
•general economic and market conditions and other external factors, particularly in light of the market volatility driven by the impact and duration of COVID-19;
•speculation in the press or investment community about our strategic position;
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
•overall market fluctuations;
•issuances of our shares upon conversion of some or all of the convertible notes;
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Notes, 2026 Notes and 2028 Notes, or to make cash payments in connection with any conversion of the 2024 Notes, 2026 Notes, 2028 Notes or upon any fundamental change if holders of the applicable series of convertible notes require us to repurchase their convertible notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the three months ended December 31, 2022, (in millions, except share and per share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs
October 2, 2022 to October 29, 2022	—	$—	—	$384.5
October 30, 2022 to November 26, 2022	—	$—	—	$384.5
November 27, 2022 to December 31, 2022	—	$—	—	$384.5
Total	—	$—	—	$384.5
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

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2022 and January 1, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2022 and January 1, 2022; (iii) Condensed Consolidated Balance Sheets as of December 31, 2022 and July 2, 2022; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2022 and January 1 , 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and January 1, 2022, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	February 9, 2023	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer