Form 10-Q
period 2023-04-01
Lumentum Holdings Inc.
filed 2023-05-09
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2023, the Registrant had 68.7 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net revenue	$383.4	$395.4	$1,396.2	$1,290.5
Cost of sales	252.7	212.6	850.4	636.3
Amortization of acquired developed intangibles	18.7	15.6	66.4	47.3
Gross profit	112.0	167.2	479.4	606.9
Operating expenses:
Research and development	85.4	56.7	233.9	164.0
Selling, general and administrative	76.4	63.8	280.5	196.1
Restructuring and related charges	1.6	(0.1)	24.8	(1.1)
Total operating expenses	163.4	120.4	539.2	359.0
Income (loss) from operations	(51.4)	46.8	(59.8)	247.9
Interest expense	(8.7)	(19.7)	(26.1)	(53.7)
Other income, net	11.4	2.2	28.9	3.8
Income (loss) before income taxes	(48.7)	29.3	(57.0)	198.0
Income tax provision (benefit)	(9.4)	3.3	14.4	33.8
Net income (loss)	$(39.3)	$26.0	$(71.4)	$164.2

Net income (loss) per share:
Basic	$(0.57)	$0.37	$(1.05)	$2.28
Diluted	$(0.57)	$0.35	$(1.05)	$2.19

Shares used to compute net income (loss) per share:
Basic	68.6	71.0	68.3	72.0
Diluted	68.6	74.5	68.3	75.1

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income (loss)	$(39.3)	$26.0	$(71.4)	$164.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.3	—	0.3	—
Net change in unrealized gain (loss) on available-for-sale securities	3.4	(6.9)	6.4	(8.9)
Net change in defined benefit obligations	—	(0.5)	—	(0.5)
Other comprehensive income (loss), net of tax	3.7	(7.4)	6.7	(9.4)
Comprehensive income (loss), net of tax	$(35.6)	$18.6	$(64.7)	$154.8

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 1, 2023	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$549.2	$1,290.2
Short-term investments	1,118.0	1,258.8
Accounts receivable, net	278.0	262.0
Inventories	410.2	250.1
Prepayments and other current assets	108.2	78.1
Total current assets	2,463.6	3,139.2
Property, plant and equipment, net	482.9	360.5
Operating lease right-of-use assets, net	81.5	73.6
Goodwill	696.2	368.9
Other intangible assets, net	498.4	155.7
Deferred tax asset	116.2	27.0
Other non-current assets	15.2	37.3
Total assets	$4,354.0	$4,162.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198.7	$156.7
Accrued payroll and related expenses	41.1	54.6
Accrued expenses	59.5	44.7
Short-term debt	426.2	409.9
Operating lease liabilities, current	14.4	11.2
Other current liabilities	29.0	39.4
Total current liabilities	768.9	716.5
Long-term debt	1,900.8	1,466.1
Operating lease liabilities, non-current	53.1	48.8
Deferred tax liability	17.5	12.9
Other non-current liabilities	75.7	42.9
Total liabilities	2,816.0	2,287.2
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 68.7 and 68.0 shares issued and outstanding as of April 1, 2023 and July 2, 2022, respectively	0.1	0.1
Additional paid-in capital	1,671.4	2,003.6
Accumulated deficit	(140.6)	(129.1)
Accumulated other comprehensive income	7.1	0.4
Total stockholders’ equity	1,538.0	1,875.0
Total liabilities and stockholders’ equity	$4,354.0	$4,162.2

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of July 2, 2022	68.0	$0.1	$2,003.6	$(129.1)	$0.4	$1,875.0
Cumulative adjustment from adoption of ASU 2020-06	—	—	(426.5)	85.6	—	(340.9)
Net loss	—	—	—	(0.4)	—	(0.4)
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.7	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(22.4)	—	—	(22.4)
Repurchases of common stock	(0.3)	—	—	(25.7)	—	(25.7)
Stock-based compensation	—	—	41.4	—	—	41.4
Balance as of October 1, 2022	68.2	$0.1	$1,596.1	$(69.6)	$(0.2)	$1,526.4
Net loss	—	—	—	(31.7)	—	(31.7)
Other comprehensive income	—	—	—	—	3.6	3.6
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(4.3)	—	—	(4.3)
ESPP shares issued	0.1	—	5.7	—	—	5.7
Stock-based compensation	—	—	43.9	—	—	43.9
Balance as of December 31, 2022	68.4	$0.1	$1,641.4	$(101.3)	$3.4	$1,543.6
Net loss	—	—	—	(39.3)	—	(39.3)
Other comprehensive income	—	—	—	—	3.7	3.7
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.4	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(6.7)	—	—	(6.7)
ESPP shares issued	—	—	0.9	—	—	0.9
Stock-based compensation	—	—	35.8	—	—	35.8
Balance as of April 1, 2023	68.7	$0.1	$1,671.4	$(140.6)	$7.1	$1,538.0

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of July 3, 2021	73.0	$0.1	$1,743.6	$220.9	$8.2	$1,972.8
Net income	—	—	—	81.5		81.5
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(16.6)	—	—	(16.6)
Repurchases of common stock	(1.1)	—	—	(91.7)	—	(91.7)
Stock-based compensation	—	—	25.1	—	—	25.1
Balance as of October 2, 2021	72.3	$0.1	$1,752.1	$210.7	$8.5	$1,971.4
Net income	—	—	—	56.7	—	56.7
Other comprehensive loss	—	—	—	—	(2.3)	(2.3)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(8.3)	—	—	(8.3)
ESPP shares issued	0.1	—	6.6	—	—	6.6
Repurchases of common stock	(0.3)	—	—	(29.9)	—	(29.9)
Stock-based compensation	—	—	27.7	—	—	27.7
Balance as of January 1, 2022	72.2	$0.1	$1,778.1	$237.5	$6.2	$2,021.9
Net income	—	—	—	26.0	—	26.0
Other comprehensive income	—	—	—	—	(7.4)	(7.4)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(7.9)	—	—	(7.9)
Equity component of the 2028 Notes, net of tax of $49.5 million and issuance costs of $1.9 million	—	—	179.8	—	—	179.8
Repurchases of common stock	(3.3)	—	—	(324.0)	—	(324.0)
Stock-based compensation	—	—	23.7	—	—	23.7
Balance as of April 2, 2022	69.1	$0.1	$1,973.7	$(60.5)	$(1.2)	$1,912.1

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES:
Net income (loss)	$(71.4)	$164.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	78.6	61.2
Stock-based compensation	116.3	75.4
Write-off of in-process research and development intangible assets	11.5	—
Amortization of acquired intangibles	98.3	64.3
(Gain) loss on sales and dispositions of property, plant and equipment	7.5	(4.3)
Amortization of debt discount and debt issuance costs	17.9	48.6
Amortization of inventory fair value adjustment in connection with acquisition	17.8	—
Other non-cash items	(1.4)	9.5
Changes in operating assets and liabilities:
Accounts receivable	51.0	(29.4)
Inventories	(80.6)	(26.5)
Operating lease right-of-use assets, net	11.3	(6.9)
Prepayments and other current and non-currents assets	(8.6)	(8.2)
Income taxes, net	(52.1)	(20.2)
Accounts payable	(44.3)	14.3
Accrued payroll and related expenses	(34.6)	(6.8)
Operating lease liabilities	(10.8)	5.4
Accrued expenses and other current and non-current liabilities	24.2	4.4
Net cash provided by operating activities	130.6	345.0
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(92.2)	(62.6)
Acquisition of businesses, net of cash acquired	(861.6)	—
Purchases of short-term investments	(720.8)	(946.8)
Proceeds from maturities and sales of short-term investments	871.4	664.0
Term loan funding provided to NeoPhotonics	—	(30.0)
Proceeds from the sales of property, plant and equipment	0.1	6.4
Net cash used in investing activities	(803.1)	(369.0)
FINANCING ACTIVITIES:
Repurchase of common stock	(35.8)	(448.6)
Proceeds from the issuance of 0.50% Convertible Notes due 2028, net of issuance costs	—	854.8
Payment of withholding taxes related to net share settlement of restricted stock units	(33.4)	(32.8)
Proceeds from employee stock plans	6.6	6.6
Repayment of term loan	(5.9)	—
Net cash provided by (used in) financing activities	(68.5)	380.0
Increase (decrease) in cash and cash equivalents	(741.0)	356.0
Cash and cash equivalents at beginning of period	1,290.2	774.3
Cash and cash equivalents at end of period	$549.2	$1,130.3
Supplemental disclosure of cash flow information:
Cash paid for taxes	$66.4	$53.8
Cash paid for interest	6.0	3.8
Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	10.2	6.2
Repurchase of common stock pending settlement	—	2.1

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Settlement of loan to NeoPhotonics	50.0	—
Issuance costs in current liabilities	—	0.7
Right-of-use assets obtained in exchange for new operating lease liabilities	19.4	13.7
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products addressing a range of end market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection, and life-science applications. We seek to use our core optical and photonic technology and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including imaging and sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers have historically been, and are currently, original equipment manufacturers (“OEMs”) that incorporate our products into their products, which then address end-market applications. For example, we sell fiber optic components that network equipment manufacturers (“NEMs”) assemble into communications networking systems, which they sell to communications service providers, hyperscale cloud operators, and enterprises with their own networks. Similarly, many of our Lasers products customers incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For imaging and sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications, including to the automotive industry, who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.
Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. In the opinion of the Company’s management, the information presented herein reflects all normal and recurring adjustments necessary for a fair presentation of our results of operations, financial position, stockholders’ equity, and cash flows. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective, or complex judgments by management. Those policies are inventory valuation, revenue recognition, income taxes, goodwill, and business combinations.
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be adversely impacted by inflation, and a dynamic supply chain and demand environment, and signs of a weaker macroeconomic environment impacting capital expenditures across our served markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, capital expenditure reductions, unemployment and other labor issues, decline in stock markets, the instability in the geopolitical environment in many parts of the world, and the current global economic challenges continue to put pressure on our business and operating results.
While the impact of the COVID-19 pandemic is lessening, the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the pandemic and its variants in geographies where we do business, implementation and duration of local, state and federal issued public health orders in each jurisdiction where we operate or our customers and suppliers operate, impact on our customers and our sales cycles, impact on our supply chain and manufacturing partners, impact on our employees, and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and not predictable. We assessed the potential impact that this pandemic has on our estimates as of April 1, 2023 and determined that there were no material impacts. However, due to the global supply chain constraint, we have had to incur incremental supply and procurement costs in order to fulfill demand from our customers. As of April 1, 2023, our inventory balance includes $10.8 million of incremental supply and procurement costs.
We are also continuously monitoring the current developments in the ongoing war between Russia and Ukraine including the related export controls and resulting sanctions imposed on Russia by the U.S. and other countries. Additional factors such as increased inflation, escalating energy costs, constrained raw material availability, and related cost increases could continue to impact the global economy and our business. Although the global implications of the Russian and Ukraine war are difficult to predict at this time, we do not presently foresee direct material adverse effects on our business.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Business Combinations

On August 3, 2022, we completed a merger with NeoPhotonics Corporation (“NeoPhotonics”). Our condensed consolidated financial statements include the operating results of NeoPhotonics for the period from the date of the closing of the merger through April 1, 2023. We have applied the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations to account for this transaction. Refer to “Note 4. Business Combinations” for further discussion of the merger.
On August 15, 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines. Our condensed consolidated financial statements include the operating results of this business unit for the period from the date of the acquisition through April 1, 2023. We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction. Refer to “Note 4. Business Combinations” for further discussion of this acquisition.

Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2023 is a 52-week year ending on July 1, 2023, with the quarter ended April 1, 2023 being a 13-week quarterly period. Our fiscal 2022 was a 52-week year that ended on July 2, 2022, with the quarter ended April 2, 2022 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Lumentum Holdings Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.
Except for the accounting policies for convertible instruments as a result of our adoption of Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, described in “Note 2. Recently Issued Accounting Pronouncements”, there have been no significant changes to our accounting policies during the three and nine months ended April 1, 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. This ASU is expected to improve comparability for both recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted the new standard in the first quarter of fiscal 2023 in connection with the merger with NeoPhotonics. There was no material impact to our condensed consolidated financial statements as of and for the three and nine months ended April 1, 2023 .
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share. We adopted the standard as of July 3, 2022, using the modified retrospective approach. Upon adoption, our 2026 Notes and 2028 Notes were accounted for as a single liability measured at amortized cost, resulting in: (i) an increase to the convertible notes liability balance of $433.0 million to reflect the full principal amount of the convertible notes outstanding, net of issuance costs; (ii) a reduction to additional paid-in capital, net of estimated income tax effects, of $426.5 million, to remove the equity component separately recorded for the conversion features associated with the convertible notes; (iii) an increase to deferred tax assets, net of $92.1 million; and (iv) a cumulative-effect adjustment of $85.6 million, net of estimated income tax effects, to decrease the accumulated deficit. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to diluted earnings per share for the three and nine months ended April 1, 2023, as the inclusion of potential shares of common stock related to the convertible notes was anti-dilutive. Refer to “Note 9. Debt” for further information.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Numerator:
Net income (loss) - basic and diluted	$(39.3)	$26.0	$(71.4)	$164.2

Denominator:
Weighted average common shares outstanding - basic	68.6	71.0	68.3	72.0
Effect of dilutive securities from stock-based benefit plans	—	0.7	—	0.6
Shares issuable assuming conversion of the convertible notes	—	2.8	—	2.5
Weighted average common shares outstanding - diluted	68.6	74.5	68.3	75.1

Net income (loss) per share:
Basic	$(0.57)	$0.37	$(1.05)	$2.28
Diluted	$(0.57)	$0.35	$(1.05)	$2.19
Shares from stock-based benefit plans and shares issuable assuming conversion of our convertible notes are anti-dilutive for the three and nine months ended April 1, 2023 and are therefore excluded from the calculation of diluted net income (loss) per share as the Company had a net loss for both periods.
Anti-dilutive shares excluded from the calculation of diluted net income (loss) per share for the three months ended April 1, 2023 mainly include 24.5 million shares related to the convertible notes, 3.5 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), and 0.1 million shares issuable under the Employee Stock Purchase Plan (the “2015 Purchase Plan”). Average anti-dilutive shares excluded from the calculation of diluted net income (loss) per share for the nine months ended April 1, 2023 include 24.5 million shares related to the convertible notes, 3.8 million shares issuable under RSUs and PSUs, and 0.1 million shares issuable under the 2015 Purchase Plan. Refer to “Note 13. Equity.”
Anti-dilutive shares excluded from the calculation of diluted net income (loss) per share were less than 0.1 million for each of the three and nine months ended April 2, 2022, respectively.
As a result of our adoption of ASU 2020-06 in the first quarter of fiscal 2023, potentially dilutive common shares issuable upon conversion of our outstanding 2024 Notes, 2026 Notes and 2028 Notes (collectively referred to as the “convertible notes”) are determined using the if-converted method. For periods prior to the adoption of ASU 2020-06, which include the three and nine months ended April 2, 2022, our potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the treasury stock method.

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
The total transaction consideration of $934.4 million was funded by the cash balances of the combined company. We also recorded $24.2 million of merger-related costs, representing professional and other direct acquisition costs. Of the $24.2 million of merger-related costs, $8.3 million was incurred in fiscal year 2022, and $2.1 million and $15.9 million was incurred during the three and nine months ended April 1, 2023, respectively, which was recorded as selling, general and administrative expense in the condensed consolidated statements of operations.

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

Fair Value
Total purchase price consideration	$934.4

Assets acquired
Cash and cash equivalents	$92.9
Accounts receivable, net	66.8
Inventories	84.3
Prepayments and other current assets	24.2
Property, plant and equipment, net	106.1
Operating lease right-of-use assets, net	16.9
Other intangible assets, net (1)	412.5
Other non-current assets	1.9
Total assets	805.6

Liabilities assumed
Accounts payable	79.6
Accrued payroll and related expenses	11.1
Accrued expenses	3.8
Other current liabilities	10.6
Operating lease liabilities, current	2.8
Operating lease liabilities, non-current	13.2
Deferred tax liability	38.3
Other non-current liabilities	28.2
Total liabilities	187.6

Goodwill	$316.4
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
Goodwill has been assigned to the OpComms segment. The preliminary goodwill of $316.4 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and NeoPhotonics. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 8. Goodwill and Other Intangible Assets.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
From the Closing date, NeoPhotonics contributed $73.0 million and $250.4 million of our consolidated net revenue for the three and nine months ended April 1, 2023, respectively. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine NeoPhotonics’ contribution to our earnings.
Supplemental Pro Forma Information
The following supplemental pro forma information presents the combined results of operations for the three and nine months ended April 1, 2023 and April 2, 2022, respectively, as if the merger was completed at the first day of fiscal 2022. The supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
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
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net revenue	$383.4	$484.7	$1,420.1	$1,544.1
Net income (loss)	(35.9)	3.6	(29.3)	48.6
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
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction. The total purchase price of $55.9 million was paid in cash. Our preliminary allocation of the purchase price consideration includes $29.1 million of in process research and development (“IPR&D”), $8.6 million of developed technology, $2.3 million of customer relationships, and $5.0 million of other net assets and liabilities, resulting in preliminary goodwill of $10.9 million. The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and adjustments may result before the end of the measurement period, which ends one year from the IPG Closing date.
We incurred $0.1 million and $1.6 million of transaction costs, respectively, during the three and nine months ended April 1, 2023, which was recorded as selling, general and administrative expense in the condensed consolidated statements of operations.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 1, 2023:
Cash	$257.5	$—	$—	$257.5
Cash equivalents:
Commercial paper	17.6	—	—	17.6
Money market funds	246.1	—	—	246.1
U.S. Treasury securities	28.0	—	—	28.0
Total cash and cash equivalents	$549.2	$—	$—	$549.2
Short-term investments:
Certificates of deposit	$28.9	$—	$—	$28.9
Commercial paper	112.9	—	(0.2)	112.7
Corporate debt securities	429.7	0.2	(3.0)	426.9
Foreign government bonds	1.4	—	—	1.4
U.S. Agency securities	204.9	0.1	(1.0)	204.0
U.S. Treasury securities	345.1	0.3	(1.3)	344.1
Total short-term investments	$1,122.9	$0.6	$(5.5)	$1,118.0

July 2, 2022:
Cash	$235.9	$—	$—	$235.9
Cash equivalents:
Commercial paper	23.6	—	—	23.6
Money market funds	1,000.2	—	—	1,000.2
U.S. Agency securities	8.0	—	—	8.0
U.S. Treasury securities	22.5		—	22.5
Total cash and cash equivalents	$1,290.2	$—	$—	$1,290.2
Short-term investments:
Certificates of deposit	$28.3	$—	$—	$28.3
Commercial paper	107.4	—	(0.4)	107.0
Corporate debt securities	539.9		(7.4)	532.5
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	67.1	—	(1.4)	65.7
U.S. Treasury securities	528.2	0.3	(4.2)	524.3
Total short-term investments	$1,271.9	$0.3	$(13.4)	$1,258.8

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to, the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery, and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For the debt instruments we own, we also evaluate whether we have the intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its cost basis. We have not recorded our unrealized losses on our short-term investments into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended April 1, 2023, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and nine months ended April 1, 2023, our other income, net was $11.4 million and $28.9 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $11.9 million and $24.4 million, respectively. During the three and nine months ended April 2, 2022, our other income, net was $2.2 million and $3.8 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $1.1 million and $2.3 million, respectively.
As of April 1, 2023 and July 2, 2022, we recorded interest receivables of $6.6 million and $3.9 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position For More Than 12 Months		Continuous Loss Position For Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
April 1, 2023:
U.S. Agency securities	$42.2	$(0.8)	$82.9	$(0.2)	$(1.0)
Certificates of deposit	—	—	12.7	—	—
Commercial paper	—	—	112.5	(0.2)	(0.2)
Corporate debt securities	153.7	(1.8)	192.8	(1.2)	(3.0)
Foreign government bonds	—	—	1.4	—	—
U.S. government bonds	90.8	(1.0)	124.6	(0.3)	(1.3)
Total	$286.7	$(3.6)	$526.9	$(1.9)	$(5.5)

July 2, 2022:
U.S. Agency securities	$—	$—	$73.7	$(1.4)	$(1.4)
Certificates of deposit	—	—	16.2	—	—
Commercial paper	—	—	130.7	(0.4)	(0.4)
Corporate debt securities	57.4	(0.9)	473.2	(6.5)	(7.4)
Municipal bonds	—	—	1.0	—	—
U.S. government bonds	—	—	366.0	(4.2)	(4.2)
Total	$57.4	$(0.9)	$1,060.8	$(12.5)	$(13.4)

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table classifies our short-term investments by remaining maturities (in millions):

	April 1, 2023		July 2, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$826.2	$821.4	$1,010.9	$1,002.2
Due in 1 year through 5 years	296.7	296.6	261.0	256.6
	$1,122.9	$1,118.0	$1,271.9	$1,258.8
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
April 1, 2023: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$17.6	$—	$17.6
Money market funds	246.1	—	—	246.1
U.S. Treasury securities	28.0	—	—	28.0
Short-term investments:
Certificates of deposit	—	28.9	—	28.9
Commercial paper	—	112.7	—	112.7
Corporate debt securities	—	426.9	—	426.9
Foreign government bonds	—	1.4	—	1.4
U.S. Agency securities	—	204.0	—	204.0
U.S. Treasury securities	344.1	—	—	344.1
Total assets	$618.2	$791.5	$—	$1,409.7
(1) Excludes $257.5 million in cash held in our bank accounts as of April 1, 2023.

	Level 1	Level 2	Level 3	Total
July 2, 2022: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$23.6	$—	$23.6
Money market funds	1,000.2	—	—	1,000.2
U.S. Agency securities	—	8.0	—	8.0
U.S. Treasury securities	22.5	—	—	22.5
Short-term investments:
Certificates of deposit	—	28.3	—	28.3
Commercial paper	—	107.0	—	107.0
Corporate debt securities	—	532.5	—	532.5
Municipal bonds	—	1.0	—	1.0
U.S. Agency securities	—	65.7	—	65.7
U.S. Treasury securities	524.3	—	—	524.3
Total assets	$1,547.0	$766.1	$—	$2,313.1
(1) Excludes $235.9 million in cash held in our bank accounts as of July 2, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the 2028 Notes, 2026 Notes and 2024 Notes. The estimated fair value of the convertible notes was determined based on the trading price of the convertible notes as of the last day of trading for the period. We consider the fair value of the convertible notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying amounts and estimated fair values of the 2028 Notes, 2026 Notes and 2024 Notes are as follows for the periods presented (in millions):

	April 1, 2023		July 2, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2028 Notes	$855.2	$660.1	$634.7	$735.7
2026 Notes	1,045.6	918.3	831.4	1,065.0
2024 Notes	426.2	460.5	409.9	614.2
	$2,327.0	$2,038.9	$1,876.0	$2,414.9
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2022, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three and nine months ended April 1, 2023.

Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of April 1, 2023 and July 2, 2022, the allowance for credit losses on our trade receivables was less than $0.1 million for both periods.
Inventories
The components of inventories were as follows (in millions):

	April 1, 2023	July 2, 2022
Raw materials and purchased parts	$168.4	$98.9
Work in process	122.2	92.2
Finished goods	119.6	59.0
Inventories	$410.2	$250.1
In connection with the NeoPhotonics merger, we recorded $17.8 million of inventory fair value step-up as of the merger Closing date. During the three and nine months ended April 1, 2023, we recorded an amortization of fair value step-up of $3.6 million and $17.8 million, respectively. As of April 1, 2023, the fair value step-up is fully amortized.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	April 1, 2023	July 2, 2022
Operating lease right-of-use assets	$117.6	$102.1
Less: accumulated amortization	(36.1)	(28.5)
Operating lease right-of-use assets, net	$81.5	$73.6
In connection with the NeoPhotonics merger, we acquired $16.9 million right-of-use assets as of the merger Closing date, related to leases of real estate properties used as our manufacturing and R&D premises. These leases are accounted for as operating leases and have the remaining lease term ranging from 3.8 to 6.4 years at the Closing date.
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	April 1, 2023	July 2, 2022
Land	$63.1	$49.7
Buildings and improvements	163.8	105.3
Machinery and equipment	648.2	548.8
Computer equipment and software	40.7	31.3
Furniture and fixtures	10.1	8.9
Leasehold improvements	46.6	35.7
Construction in progress	59.3	47.0
	1,031.8	826.7
Less: Accumulated depreciation	(548.9)	(466.2)
Property, plant and equipment, net	$482.9	$360.5
In connection with our merger with NeoPhotonics, we assumed $106.1 million of property, plant and equipment, net, as of the Closing date.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
During the three and nine months ended April 1, 2023, we recorded depreciation expense of $27.7 million and $78.6 million, respectively. During the three and nine months ended April 2, 2022, we recorded depreciation expense of $20.2 million and $61.2 million, respectively.
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	April 1, 2023	July 2, 2022
Restructuring accrual and related charges (1)	$4.2	$—
Warranty accrual	6.8	10.0
Deferred revenue and customer deposits	3.4	—
Income tax payable (2)	7.6	26.0
Other current liabilities	7.0	3.4
Other current liabilities	$29.0	$39.4
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 12. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	April 1, 2023	July 2, 2022
Asset retirement obligations	$8.2	$4.6
Pension and related accruals (1)	9.7	7.7
Unrecognized tax benefit	50.4	30.5
Other non-current liabilities	7.4	0.1
Other non-current liabilities	$75.7	$42.9
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. In connection with our merger with NeoPhotonics, we assumed an additional defined benefit plan covering employees in Japan. As of April 1, 2023, pension and related accruals in Japan, Switzerland and Thailand were $4.5 million, $0.9 million and $4.3 million, respectively. As of July 2, 2022, pension and related accruals in Japan, Switzerland and Thailand were $2.6 million, $1.7 million and $3.4 million, respectively. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make any updates as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Goodwill and Other Intangible Assets
Goodwill
In the first quarter of fiscal 2023, we completed two acquisitions, our merger with NeoPhotonics and the acquisition of IPG product lines. We recognized goodwill of $316.4 million related to the NeoPhotonics merger and $10.9 million related to the acquisition of the IPG product lines as of April 1, 2023. We allocated the entire goodwill amount in connection with these two acquisitions to the OpComms segment.
The following table presents the changes in goodwill by reportable segments during the nine months ended April 1, 2023 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 2, 2022	$363.5	$5.4	$368.9
Acquisition of NeoPhotonics (1)	316.4	—	316.4
Acquisition of IPG product lines (2)	10.9	—	10.9
Balance as of April 1, 2023	$690.8	$5.4	$696.2
(1) We recorded $318.3 million of goodwill as of the acquisition date, and $2.0 million and $1.9 million of measurement period adjustments to goodwill during the three and nine months ended April 1, 2023, respectively.
(2) We recorded $6.5 million of goodwill as of the acquisition date, and $4.4 million and $4.4 million of measurement period adjustments to goodwill during the three and nine months ended April 1, 2023, respectively.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2022, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. During the second and third quarter of fiscal 2023, we evaluated the economic uncertainties due to threats of a recession, increasing inflation, decline in our share prices, and rising interest rates, and determined based on the qualitative assessment that it is not more likely than not that the carrying value of goodwill is impaired. No goodwill impairment existed during the three and nine months ended April 1, 2023.
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
During the annual impairment testing performed in the fourth quarter of fiscal 2022, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three and nine months ended April 1, 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In connection with the merger with NeoPhotonics and the acquisition of the IPG product lines, we recorded $452.5 million of intangible assets. Refer to “Note 4. Business Combinations”. The intangible assets acquired from the acquisitions were as follows as of the acquisition date (in millions, except for weighted average amortization period):

	Preliminary fair value at the acquisition date			Weighted average amortization period (in years)
	NeoPhotonics	IPG product lines	Total acquired
Acquired developed technologies	$220.0	$8.6	$228.6	5.2
Customer relationships	144.5	2.3	146.8	5.9
In-process research and development	48.0	29.1	77.1	n/a
Total intangible assets	$412.5	$40.0	$452.5
As of April 1, 2023, we reclassified $23.3 million of IPR&D intangible assets acquired from NeoPhotonics to acquired developed technologies for IPR&D projects that were completed during the period. We recorded $1.3 million of related amortization expense in our condensed consolidated statements of operations during the three months ended April 1, 2023.
During the three months ended April 1, 2023, we recorded $11.5 million of research and development expense related to a write-off of certain IPR&D projects acquired from NeoPhotonics that we subsequently decided not to pursue.
The following tables present details of all of our intangibles, including those acquired in connection with our acquisitions in the first quarter of fiscal 2023, as of the periods presented (in millions, except for weighted average remaining amortization period):

April 1, 2023	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$642.2	$(371.5)	$270.7	4.4
Customer relationships	291.8	(106.4)	185.4	4.8
In-process research and development	42.3	—	42.3	n/a
Total intangible assets	$976.3	$(477.9)	$498.4

July 2, 2022	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(303.6)	$86.7	2.5
Customer relationships	145.0	(76.0)	69.0	4.4
Total intangible assets	$535.3	$(379.6)	$155.7
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of sales	$18.7	$15.6	$66.4	$47.3
Selling, general and administrative	11.3	5.8	31.9	17.0
Total amortization of intangibles	$30.0	$21.4	$98.3	$64.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Based on the carrying amount of our acquired developed technologies and customer relationships as of April 1, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2023	$30.0
2024	114.3
2025	100.3
2026	87.9
2027	76.0
Thereafter	47.6
Total future amortization	$456.1

Note 9. Debt
Convertible Notes
2028 Notes
In March 2022, we issued $861.0 million in aggregate principal amount of 0.50% convertible notes due in 2028 (the “2028 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2028 Indenture”). The 2028 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
•if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as specified in the 2028 Indentures

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
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of 0.50% convertible notes due in 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association, as trustee (the “2026 Indenture”). We used approximately $196.0 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan credit facility, and a portion of the net proceeds of the offering to purchase approximately $200.0 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions. The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
•during the five consecutive business day period after any five consecutive trading day period (the “2026 measurement period”) in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the 2026 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the 2026 Notes on each such trading day;
•if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the relevant redemption date; or

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
2024 Notes
In March 2017, we issued $450.0 million in aggregate principal amount of 0.25% convertible notes due in 2024 (the “2024 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2024 Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
During the three and nine months ended April 1, 2023, we received conversion requests of less than $0.1 million principal amount of the 2024 Notes, which we settled with cash in accordance with the 2024 Indenture. Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes. The remaining principal amount of the 2024 Notes as of April 1, 2023 was $448.1 million.
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
Convertible Notes - Additional Disclosures
Our convertible notes consisted of the following components as of the periods presented (in millions):

Liability component:	April 1, 2023			July 2, 2022
	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)
Principal	$448.1	$1,050.0	$861.0	$448.1	$1,050.0	$861.0
Unamortized debt discount	(20.7)	—	—	(36.1)	(214.9)	(221.4)
Unamortized issuance costs	(1.2)	(4.4)	(5.8)	(2.1)	(3.7)	(4.9)
Net carrying amount of the liability component	$426.2	$1,045.6	$855.2	$409.9	$831.4	$634.7
(1) If the closing price of our stock exceeds $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of any future fiscal quarter, our 2024 Notes would become convertible at the option of the holders during the next fiscal quarter. The 2024 Notes are classified as current liabilities as the debt will mature on March 15, 2024.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Contractual interest expense	$2.7	$1.9	$8.1	$5.1
Amortization of the debt discount and debt issuance costs	6.0	17.8	17.9	48.6
Total interest expense	$8.7	$19.7	$26.0	$53.7
The future interest and principal payments related to our convertible notes are as follows as of April 1, 2023 (in millions):

Fiscal Years	2024 Notes	2026 Notes	2028 Notes	Total
Remainder of 2023	$—	$2.6	$2.2	$4.8
2024	449.3	5.3	4.3	458.9
2025	—	5.3	4.3	9.6
2026	—	5.3	4.3	9.6
2027 and thereafter	—	1,052.5	869.6	1,922.1
Total convertible notes payments	$449.3	$1,071.0	$884.7	$2,405.0

The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.
Mitsubishi Bank Loans
In connection with our merger of NeoPhotonics, we assumed several loan agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank Loans”) for an aggregate fair value of approximately $5.9 million, approximately $0.9 million of which was paid in the fiscal first quarter of 2023. In October 2022, we fully paid the remaining outstanding amount of the Mitsubishi Bank Loans of approximately $5.0 million. We recorded $0.1 million of interest expense related to the Mitsubishi Bank Loans for the nine months ended April 1, 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss), net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Beginning balance as of July 2, 2022	$9.7	$1.0	$(10.3)	$0.4
Other comprehensive loss	—	—	(0.6)	(0.6)
Ending balance as of October 1, 2022	9.7	1.0	(10.9)	(0.2)
Other comprehensive income	—	—	3.6	3.6
Ending balance as of December 31, 2022	$9.7	$1.0	$(7.3)	$3.4
Other comprehensive income	0.3	—	3.4	3.7
Ending balance as of April 1, 2023	$10.0	$1.0	$(3.9)	$7.1

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Beginning balance as of July 3, 2021	$9.7	$(1.4)	$(0.1)	$8.2
Other comprehensive income	—	—	0.3	0.3
Ending balance as of October 2, 2021	9.7	(1.4)	0.2	8.5
Other comprehensive loss	—	—	(2.3)	(2.3)
Ending balance as of January 1, 2022	$9.7	$(1.4)	$(2.1)	$6.2
Other comprehensive loss	—	(0.5)	(6.9)	(7.4)
Ending balance as of April 2, 2022	$9.7	$(1.9)	$(9.0)	$(1.2)
(1) In fiscal 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal 2023, we acquired IPG Photonics’ telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition is the local currency. In the three months ended April 1, 2023, we recorded $0.3 million of foreign currency translation adjustments.
(2) We re-evaluate the assumptions related to the fair value of our defined benefit obligations annually and make any updates as necessary.
(3) For the three months ended April 1, 2023, December 31, 2022 and October 1, 2022, our unrealized gain (loss) on available-for-sale securities is presented net of tax of $1.0 million, $1.0 million and $(0.2) million, respectively.
For the three months ended April 2, 2022, and January 1, 2022 and October 2, 2021, our unrealized gain (loss) on available-for-sale securities is presented net of tax of $(1.9) million, $(0.5) million and $0 million respectively.

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
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Balance as of beginning of period	$14.1	$0.3	$—	$5.7
Charges (reversals), net	1.6	(0.1)	24.8	(1.1)
Payments	(11.5)	(0.1)	(20.6)	(4.5)
Balance as of end of period	$4.2	$0.1	$4.2	$0.1
During the three months ended April 1, 2023, we recorded restructuring and related charges of $1.6 million in our condensed consolidated statements of operations, which was primarily due to company-wide integration efforts as a result of the merger with NeoPhotonics, as well as our cost reduction initiatives.
During the nine months ended April 1, 2023, we recorded restructuring and related charges of $24.8 million in our condensed consolidated statements of operations, which was primarily attributable to company-wide integration efforts as a result of the merger with NeoPhotonics, our cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provide for payments and benefits upon an involuntary termination of employment under certain circumstances.
We made $11.5 million and $20.6 million of restructuring payments during the three and nine months ended April 1, 2023, respectively.
During the three and nine months ended April 2, 2022, we recorded a net reversal to our restructuring and related charges of $1.1 million in our condensed consolidated statements of operations, which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.
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
We recorded a tax benefit of $9.4 million and a tax provision of $14.4 million for the three and nine months ended April 1, 2023, respectively. Our tax provision for the three months ended April 1, 2023 includes a discrete tax benefit of $9.8 million primarily related to a tax planning action that was implemented during the current quarter relating to fiscal year 2022 and changes in prior year uncertain tax positions, partially offset by a shortfall in connection with stock-based compensation vested during the quarter. Our tax provision for the nine months ended April 1, 2023 includes a discrete tax expense of $7.2 million, primarily related to the international restructuring, partially offset by the tax benefits from tax rate changes, a tax planning action that was implemented during the current quarter relating to fiscal year 2022, and changes in prior year uncertain tax positions.
Our estimated effective tax rate for fiscal 2023 also differs from the 21% U.S. statutory rate primarily due to the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion, foreign rate differential and non-deductible stock-based compensation, partially offset by the income tax benefit from U.S. federal R&D tax credits.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of April 1, 2023, we had $50.4 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $10.3 million over the next 12 months.
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
As of April 1, 2023, we had 3.4 million shares subject to restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. These grants are performance-based, time-based or a combination of both and are expected to vest over within four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. As of April 1, 2023, 2.7 million shares of common stock under the 2015 Plan were available for grant.
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
During the nine months ended April 1, 2023, our board of directors approved grants of 1.8 million RSUs, which primarily vest over three years. In addition, we issued 0.4 million RSUs that were issued as part of the Replacement Awards in connection with the merger with NeoPhotonics as described above.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the nine months ended April 1, 2023, 0.3 million PSUs were issued to executive and certain non-executive employees as part of our revised Annual Incentive Plan. These PSUs have an aggregate grant date fair value of $26.0 million and are subject to performance targets and service conditions, with a vesting period of one year. The board of directors also approved a grant of 0.3 million PSUs with an aggregate grant date fair value of $23.0 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurements, as well as service conditions, over three years.
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.3 million shares remained available for issuance as of April 1, 2023.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of sales	$6.9	$5.4	$19.1	$15.2
Research and development	11.0	5.4	31.2	15.8
Selling, general and administrative	15.2	12.5	66.0	44.4
Total stock-based compensation	$33.1	$23.3	$116.3	$75.4
In connection with the NeoPhotonics merger, we issued replacement equity awards (the “Replacement Awards”) in settlement of certain NeoPhotonics equity awards at the merger Closing date, with the total fair value of $40.2 million based on our closing stock price on the Closing date. The portion of Replacement Awards attributed to pre-merger service is $3.5 million, which was accounted for as part of the consideration transferred and was recorded under stock-based compensation in our consolidated statements of stockholders’ equity as of April 1, 2023. Additionally, certain equity awards for NeoPhotonics employees were accelerated. The total stock-based compensation associated with the acceleration was $11.9 million, of which $9.0 million was settled in cash. We recorded the $11.9 million for the accelerated awards in our consolidated statements of operations during the first quarter of fiscal year 2023. Refer to “Note 4. Business Combinations.”

Included in stock-based compensation for the three and nine months ended April 1, 2023, is $3.5 million and $17.0 million of stock-based compensation costs related to PSUs, respectively. Included in stock-based compensation for the three and nine months ended April 2, 2022, is $2.2 million and $11.5 million, respectively, of stock-based compensation costs related to PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Income tax benefit associated with stock-based compensation	$3.3	$2.7	$9.7	$10.9
Approximately $16.8 million and $6.4 million of stock-based compensation was capitalized to inventory as of April 1, 2023 and July 2, 2022, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of April 1, 2023, $192.3 million of stock-based compensation cost related to RSU awards remains to be amortized, which is expected to be recognized over an estimated amortization period of 2.0 years.
Stock Award Activity
The following table summarizes our award activities for the nine months ended April 1, 2023 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 2, 2022	2.0	$85.9	0.3	$81.9
Replacement Awards issued	0.4	93.4	—	—
Granted	1.8	85.9	0.6	87.9
Vested	(1.1)	85.2	(0.2)	72.4
Canceled	(0.3)	88.0	(0.1)	89.0
Balance as of April 1, 2023	2.8	$86.0	0.6	$89.1
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 2, 2022	3.8
Assumed in connection with NeoPhotonics merger	0.4
Replacement Awards	(0.4)
Authorized	0.9
Granted	(2.4)
Canceled	0.4
Balance as of April 1, 2023	2.7
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and nine months ended April 1, 2023 was $1.7 million and $3.7 million, respectively. The 2015 Purchase Plan expense for the three and nine months ended April 2, 2022 was $1.0 million and $3.1 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period.
During the nine months ended April 1, 2023, there were 0.1 million shares issued to employees through the 2015 Purchase Plan. During the nine months ended April 2, 2022, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.
Repurchase and Retirement of Common Stock
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to utilize up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program to authorize us to utilize up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024. On April 5, 2023, our board of directors approved a further increase in our share buyback program to authorize us to utilize up to an aggregate amount of $1.2 billion (an increase from $1.0 billion) to purchase our own shares of common stock through May 2025.
During the nine months ended April 1, 2023, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Since the board of directors initially approved the share buyback program, we have repurchased 7.4 million shares in aggregate at an average price of $83.38 per share for a total purchase price of $615.5 million. We recorded the $615.5 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $379.2 million as of April 1, 2023 represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet our operational requirements. In addition, we assumed certain purchase orders in connection with our merger with NeoPhotonics for the purchase of inventory and other items in the ordinary course of its business. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule, and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
Product Warranties
We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We typically offer a twelve-month warranty for most of our products. However, in some instances depending upon the product, product components or application of our products by the end customer, our warranties can vary and generally range from six months to five years. We estimate the costs of our warranty obligations on an annualized basis based on our historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Balance as of beginning of period	$8.4	$8.6	$10.0	$5.0
Warranties assumed in NeoPhotonics merger	—	—	0.7	—
Provision for warranty	1.1	1.5	5.4	7.0
Utilization of reserve	(2.7)	(1.0)	(9.3)	(2.9)
Balance as of end of period	$6.8	$9.1	$6.8	$9.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Environmental Liabilities
Our research and development, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulations imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. The environmental and product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. We have recorded $7.8 million with respect to the pending settlement of certain non-ordinary course litigation matters under accrued expenses in our condensed consolidated balance sheet as of April 1, 2023.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
After the plaintiff in the Karri Lawsuit was appointed as lead plaintiff and his counsel as lead counsel, the plaintiff filed a first amended complaint on April 15, 2019. The first amended complaint, also named Lumentum as a defendant but Lumentum has since been dismissed from the action. On October 8, 2020, the court granted in part and denied in part the defendant’s motion to dismiss the first amended complaint. On December 1, 2020, defendants answered the first amended complaint. On September 17, 2021, lead plaintiff filed a second amended complaint. Defendants moved to stay discovery in light of the second amended complaint. On January 11, 2022, the Court struck the second amended complaint as untimely, terminated defendants’ motions to dismiss as moot, and lifted the stay. The case proceeded through fact and expert discovery.
On August 16, 2022, the lead plaintiff moved for class certification and to be appointed class representative. Defendants opposed the motion. The action subsequently was stayed while the parties participated in a mediation. On January 18, 2023, the lead plaintiff filed a Notice of Settlement informing the court of an agreement in principle between the parties for a class-wide settlement of the Karri Lawsuit. On January 24, 2023, in light of the potential settlement, the court vacated all pretrial and trial dates and ordered the lead plaintiff to file a motion for preliminary approval of the settlement by March 17, 2023. The lead plaintiff filed his motion for preliminary approval of the settlement on March 16, 2023, and defendants filed a statement of non-opposition on March 30, 2023. On April 20, 2023, the court held a hearing on lead plaintiff’s motion for preliminary approval of the settlement. The court declined to grant lead plaintiff’s motion for preliminary approval and ordered lead plaintiff to file a revised motion by May 22, 2023. In the event that the settlement does not go forward for any reason, the defendants intend to continue to defend the Karri Lawsuit vigorously.
NeoPhotonics Merger Litigation
In connection with our acquisition of NeoPhotonics Corporation (“NeoPhotonics”) announced in November 2021, ten lawsuits (the “NeoPhotonics Lawsuits”) were filed by purported stockholders of NeoPhotonics challenging the proposed merger (the “NeoPhotonics Merger”). All of the NeoPhotonics Lawsuits have been dismissed.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of April 1, 2023, we did not have any material indemnification claims that were probable or reasonably possible.
Audit Proceedings
We are under audit by various domestic and foreign tax authorities with regards to income tax and indirect tax matters. In some, although not all cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period when we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Information on reportable segments utilized by our CODM is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net revenue:
OpComms	$335.1	$344.2	$1,237.3	$1,147.6
Lasers	48.3	51.2	158.9	142.9
Net revenue	$383.4	$395.4	$1,396.2	$1,290.5
Gross profit:
OpComms	$136.8	$168.5	$549.8	$596.2
Lasers	19.5	27.1	77.6	74.1
Total segment gross profit	156.3	195.6	627.4	670.3
Unallocated corporate items:
Stock-based compensation	(6.9)	(5.4)	(19.1)	(15.2)
Amortization of acquired intangibles	(18.7)	(15.6)	(66.4)	(47.3)
Amortization of acquired inventory fair value adjustments	(3.6)	—	(17.8)	—
Integration related costs	(6.7)	—	(9.5)	—
Other charges, net (1)	(8.4)	(7.4)	(35.2)	(0.9)
Gross profit	$112.0	$167.2	$479.4	$606.9
(1) Other (charges) gains of unallocated corporate items for the three and nine months ended April 1, 2023 primarily relate to $8.0 million and $27.0 million, respectively, of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand.
Other (charges) gains of unallocated corporate items for the three months ended April 2, 2022 primarily relate to $5.8 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand. Other (charges) gains of unallocated corporate items for the nine months ended April 2, 2022 primarily relate to $5.8 million of incremental cost of sales related to components previously acquired from various brokers to satisfy customer demand, offset by a $5.9 million gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.

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

	Three Months Ended				Nine Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$68.3	17.8%	$36.3	9.2%	$196.0	14.0%	$115.4	8.9%
Mexico	20.5	5.4	42.3	10.7	137.5	9.8	113.6	8.8
Other Americas	1.9	0.5	3.0	0.7	8.0	0.6	7.7	0.6
Total Americas	$90.7	23.7%	$81.6	20.6%	$341.5	24.4%	$236.7	18.3%

Asia-Pacific:
Hong Kong	$46.5	12.1%	$109.2	27.6%	$190.0	13.6%	$366.5	28.4%
South Korea	28.5	7.4	50.3	12.7	148.2	10.6	233.3	18.1
Japan	41.8	10.9	44.5	11.3	137.4	9.8	137.3	10.6
Thailand	67.8	17.7	28.2	7.1	203.2	14.6	71.5	5.6
Other Asia-Pacific	61.5	16.0	53.2	13.5	235.1	16.8	161.8	12.5
Total Asia-Pacific	$246.1	64.1%	$285.4	72.2%	$913.9	65.5%	$970.4	75.2%

EMEA	$46.6	12.2%	$28.4	7.2%	$140.8	10.1%	$83.4	6.5%

Total net revenue	$383.4		$395.4		$1,396.2		$1,290.5
During the three and nine months ended April 1, 2023, our net revenue from a single customer, which represented 10% or greater of the total net revenue, was concentrated with two customers, who collectively accounted for 23% and 29% of our total net revenue, respectively. During the three and nine months ended April 2, 2022, our net revenue from a single customer, which represented 10% or greater of total net revenue, was concentrated with two customers, who collectively accounted for 38% and 43% of our total net revenue, respectively.
As of April 1, 2023, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customers, which individually represented 12% and 11% of gross accounts receivable, respectively. As of July 2, 2022, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customers, which individually represented 10% and 10% of gross accounts receivable, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	April 1, 2023	July 2, 2022
Property, plant and equipment, net
United States	$128.9	$107.8
Thailand	134.2	107.6
Japan	93.9	38.9
China	46.5	32.7
Other countries	79.4	73.5
Total property, plant and equipment, net	$482.9	$360.5
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand and Malaysia. During the three and nine months ended April 1, 2023, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of our total net inventory purchases, were concentrated with one contract manufacturer, who accounted for 44% and 42% of total net inventory purchases, respectively. During the three and nine months ended April 2, 2022, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of our total net inventory purchases, were concentrated with two contract manufacturers, who collectively accounted for 52% and 58% of total net inventory purchases, respectively.
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

	Three Months Ended				Nine Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
OpComms:
Telecom and Datacom	$293.3	76.5%	$243.5	61.6%	$1,037.6	74.3%	$726.6	56.3%
Industrial and Consumer	41.8	10.9%	100.7	25.5%	199.7	14.3%	421.0	32.6%
Total OpComms	$335.1	87.4%	$344.2	87.1%	$1,237.3	88.6%	$1,147.6	88.9%
Lasers	48.3	12.6%	51.2	12.9%	158.9	11.4%	142.9	11.1%
Net Revenue	$383.4		$395.4		$1,396.2		$1,290.5
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	April 1, 2023	July 2, 2022	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$278.0	$262.0	$16.0	6.1%
Deferred revenue and customer deposits	Other current liabilities	$3.4	$—	$3.4	n/a

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, macroeconomic conditions, including supply chain conditions, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, our merger with NeoPhotonics and acquisition of IPG Photonics’ telecom transmission product lines (“IPG product lines”), and the successful integration of NeoPhotonics’ business (including personnel), and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that will increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. We expect that the accelerating shift to digital and virtual approaches to all aspects of work and life will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new challenges that our technology addresses. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser-based approaches, including the types of lasers Lumentum supplies. Laser-based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Frictionless and contactless biometric security and access control is of increasing focus globally given the world’s experience with the COVID-19 pandemic. Additionally, we expect 3D-enabled machine vision solutions to expand significantly in industrial applications in the coming years.
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
The total transaction consideration of $934.4 million was funded by the cash balances of the combined company. We also recorded $24.2 million of merger-related costs, representing professional and other direct acquisition costs. Of the $24.2 million of merger-related costs, $8.3 million was incurred in fiscal year 2022, and $2.1 million and $15.9 million was incurred during the three and nine months ended April 1, 2023, respectively, which was recorded as selling, general and administrative expense in the consolidated statement of operations.
Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements for additional information regarding the merger with NeoPhotonics.
Acquisition of IPG Photonics’ Telecom Transmission Product Lines
On August 15, 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG product lines”) that develop and market products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (DSPs), ASICs and optical transceivers. This acquisition will enable us to expand our business in the OpComms segment. The total purchase price of $55.9 million was paid in cash. Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements for additional information regarding the acquisition of these product lines.
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
In the geographies where we have operations, we have, in general and where applicable, been deemed an essential business and been permitted to continue manufacturing and conducting new product development operations in a more limited capacity during the pandemic. This stems from our critical role in global supply chains for the world’s communications and health-care systems. While the impact of the COVID-19 pandemic is lessening, there has been a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains, labor shortages, and significant volatility and potential disruption of financial markets. Given the continually evolving situation, particularly in light of the potential emergence of new variants, it is difficult to predict the magnitude and duration of the impact of the COVID-19 pandemic to our markets, its effects, or precisely when our ability to supply our products will return to full capacity. We are continuing to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers and stockholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees and prospects, or on our financial results for the future.

Our primary strategic focus is technology and product leadership combined with close customer relationships in long-term healthy and growing markets. We believe there are long-term opportunities, as the world’s experience with COVID-19 could drive an increasingly digital and virtual world, touching all aspects of life and work, which increasingly emphasizes the importance of communications systems, cloud services, augmented and virtual reality, and enhanced security. Additionally, ever advancing electronic devices are needed to consume, produce, and communicate digital and virtual content. All these trends could drive the need for higher volumes of higher performing optical devices that we could supply. As such, we expect to continue to invest strongly in new products, technology and customer programs.
For more information on risks associated with the COVID-19 outbreak and regulatory actions, see the section titled “Risk Factors” in Item 1A of Part II of this report.
Supply Chain Constraints
Our business and our customers’ businesses have been negatively impacted by worldwide logistics and supply chain issues, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 has also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. These shortages have impacted our ability to meet demand and generate revenue from certain products in fiscal 2022 and, they continue to impact our ability to meet demand in fiscal 2023. If our ability to procure needed semiconductor components does not improve, our ability to supply our products to our customers will be impacted and our revenue and profit margin may be reduced. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may continue in the near term as supplier and customer buffer inventories and safety stocks are exhausted. Due to the global supply chain constraints, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. As of April 1, 2023, our inventory balance includes $10.8 million of incremental supply and procurement costs. These costs may decrease our gross margin in the near term. Although the supply shortage we experienced in fiscal 2022 was partially relieved, we expect component supply to be a challenge in the remaining fiscal 2023.
In addition, in response to component shortages, certain of our customers accumulated inventory that they are now managing down as supply conditions improve. Accordingly, ordering patterns are difficult to predict and have declined from recent periods. For example, in our fiscal 2023 third quarter, a network equipment manufacturer who represented more than 10 percent of our fiscal second quarter revenue informed us that due to their inventory management, they would not take the shipments we had originally projected for the quarter.
For more information on risks associated with supply chain constraints, see the section titled “Risk Factors” in Item 1A of Part II of this report.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Inventory Valuation
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 2, 2022 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three and nine months ended April 1, 2023.

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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Segment net revenue:
OpComms	87.4%	87.1%	88.6%	88.9%
Lasers	12.6	12.9	11.4	11.1
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	65.9	53.8	60.9	49.3
Amortization of acquired developed intangibles	4.9	3.9	4.8	3.7
Gross profit	29.2	42.3	34.3	47.0
Operating expenses:
Research and development	22.3	14.3	16.8	12.7
Selling, general and administrative	19.9	16.1	20.1	15.2
Restructuring and related charges	0.4	—	1.8	(0.1)
Total operating expenses	42.6	30.5	38.6	27.8
Income (loss) from operations	(13.4)	11.8	(4.3)	19.2
Interest expense	(2.3)	(5.0)	(1.9)	(4.2)
Other income, net	3.0	0.6	2.1	0.3
Income (loss) before income taxes	(12.7)	7.4	(4.1)	15.3
Income tax provision (benefit)	(2.5)	0.8	1.0	2.6
Net income (loss)	(10.3)%	6.6%	(5.1)%	12.7%

Financial data for the three and nine months ended April 1, 2023 and April 2, 2022
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 1, 2023	April 2, 2022	Change	Percentage Change	April 1, 2023	April 2, 2022	Change	Percentage Change
Segment net revenue:
OpComms	$335.1	$344.2	$(9.1)	(2.6)%	$1,237.3	$1,147.6	$89.7	7.8%
Lasers	48.3	51.2	(2.9)	(5.7)%	158.9	142.9	16.0	11.2%
Net revenue	$383.4	$395.4	$(12.0)	(3.0)%	$1,396.2	$1,290.5	$105.7	8.2%

Gross profit	$112.0	$167.2	$(55.2)	(33.0)%	$479.4	$606.9	$(127.5)	(21.0)%
Gross margin	29.2%	42.3%			34.3%	47.0%

Research and development	$85.4	$56.7	$28.7	50.6%	$233.9	$164.0	$69.9	42.6%
Percentage of net revenue	22.3%	14.3%			16.8%	12.7%

Selling, general and administrative	$76.4	$63.8	$12.6	19.7%	$280.5	$196.1	$84.4	43.0%
Percentage of net revenue	19.9%	16.1%			20.1%	15.2%

Restructuring and related charges	$1.6	$(0.1)	$1.7	N/A	$24.8	$(1.1)	$25.9	N/A
Percentage of net revenue	0.4%	—%			1.8%	(0.1)%
Net Revenue
Net revenue decreased by $12.0 million, or 3.0%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022, due to a $9.1 million decrease in OpComms revenue and a $2.9 million decrease in Lasers revenue.
OpComms net revenue decreased by $9.1 million, or 2.6%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022. Within OpComms, Telecom and Datacom increased by $49.8 million primarily due to $73.0 million of revenue attributable to the NeoPhotonics acquisition. The increase was offset by $28.3 million decrease in Datacom due to reduction in demand associated with inventory management and build up at our customers and slowing of cloud data center customer capital spending. Industrial and Consumer net revenue decreased by $58.9 million primarily due to higher market competition and reflects share normalization in the market.
Lasers net revenue decreased by $2.9 million, or 5.7%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022, primarily due to lower customer demand for our kilowatt class fiber laser products.
Net revenue increased by $105.7 million, or 8.2%, during the nine months ended April 1, 2023 compared to the nine months ended April 2, 2022, due to a $89.7 million increase in OpComms revenue and a $16.0 million increase in Lasers revenue.
OpComms net revenue increased by $89.7 million, or 7.8%, during the nine months ended April 1, 2023 compared to the nine months ended April 2, 2022. Within OpComms, Telecom and Datacom increased by $311.0 million, primarily due to $250.4 million of revenue attributable to the NeoPhotonics acquisition. Additionally, the supply chain shortage in fiscal year 2022 was partially relieved, allowing us to meet more customer demand during the period compared to the period in the prior year. Industrial and Consumer net revenue decreased by $221.3 million primarily due to higher market competition and reflects share normalization in the market.

Lasers net revenue increased by $16.0 million, or 11.2%, during the nine months ended April 1, 2023 compared to the nine months ended April 2, 2022, primarily due to a return in customer demand for our kilowatt class fiber laser products following a recovery in industrial production earlier in the fiscal year 2023.
During the three and nine months ended April 1, 2023, our net revenue from a single customer, which represented 10% or greater of the total net revenue, was concentrated with two customers, who collectively accounted for 23% and 29% of our total net revenue, respectively.
During the three and nine months ended April 2, 2022, our net revenue from a single customer, which represented 10% or greater of total net revenue was concentrated with two customers, who collectively accounted for 38% and 43% of our total net revenue, respectively.
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

	Three Months Ended				Nine Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$68.3	17.8%	$36.3	9.2%	$196.0	14.0%	$115.4	8.9%
Mexico	20.5	5.4	42.3	10.7	137.5	9.8	113.6	8.8
Other Americas	1.9	0.5	3.0	0.7	8.0	0.6	7.7	0.6
Total Americas	$90.7	23.7%	$81.6	20.6%	$341.5	24.4%	$236.7	18.3%

Asia-Pacific:
Hong Kong	$46.5	12.1%	$109.2	27.6%	$190.0	13.6%	$366.5	28.4%
South Korea	28.5	7.4	50.3	12.7	148.2	10.6	233.3	18.1
Thailand	67.8	17.7	28.2	7.1	203.2	14.6	71.5	5.6
Japan	41.8	10.9	44.5	11.3	137.4	9.8	137.3	10.6
Other Asia-Pacific	61.5	16.0	53.2	13.5	235.1	16.8	161.8	12.5
Total Asia-Pacific	$246.1	64.1%	$285.4	72.2%	$913.9	65.5%	$970.4	75.2%

EMEA	$46.6	12.2%	$28.4	7.2%	$140.8	10.1%	$83.4	6.5%

Total net revenue	$383.4		$395.4		$1,396.2		$1,290.5
For the three and nine months ended April 1, 2023, net revenue from customers outside the United States, based on customer shipping location, represented 82.2% and 86.0% of net revenue, respectively. For the three and nine months ended April 2, 2022, net revenue from customers outside the United States, based on customer shipping location, represented 90.8% and 91.1% of net revenue, respectively.
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

Gross Margin and Segment Gross Margin
The following table summarizes segment gross margin for the periods presented (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	Gross Profit		Gross Margin		Gross Profit		Gross Margin
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
OpComms	$136.8	$168.5	40.8%	49.0%	$549.8	$596.2	44.4%	52.0%
Lasers	19.5	27.1	40.4%	52.9%	77.6	74.1	48.8%	51.9%
Segment total	$156.3	$195.6	40.8%	49.5%	$627.4	$670.3	44.9%	51.9%
Unallocated corporate items:
Stock-based compensation	(6.9)	(5.4)			(19.1)	(15.2)
Amortization of acquired intangibles	(18.7)	(15.6)			(66.4)	(47.3)
Amortization of acquired inventory fair value adjustments	(3.6)	—			(17.8)	—
Integration related costs	(6.7)	—			(9.5)	—
Other charges, net (1)	(8.4)	(7.4)			(35.2)	(0.9)
Total	$112.0	$167.2	29.2%	42.3%	$479.4	$606.9	34.3%	47.0%
(1) Other (charges) gains of unallocated corporate items for the three and nine months ended April 1, 2023 primarily relate to $8.0 million and $27.0 million, respectively, of incremental cost of sales related to components previously acquired from various brokers to satisfy customer demand.
Other (charges) gains of unallocated corporate items for the three months ended April 2, 2022 relate to $5.8 million of incremental cost of sales related to components previously acquired from various brokers to satisfy customer demand. Other (charges) gains of unallocated corporate items for the nine months ended April 2, 2022 primarily relate to $5.8 million of incremental cost of sales related to components previously acquired from various brokers to satisfy customer demand, offset by a $5.9 million gain as a result of selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
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
Gross Margin
Gross margin for the three months ended April 1, 2023 decreased to 29.2% from 42.3% for the three months ended April 2, 2022. The decrease was primarily driven by lower gross margin from our OpComms segment, as discussed further below. The lower gross margin was also driven by $7.7 million higher inventory excess and obsolete charges due to company-wide integration efforts as a result of the NeoPhotonics merger and transitions to the next generation of products, $3.6 million of amortization of acquired inventory, an aggregate $3.1 million higher amortization of intangible assets due to the NeoPhotonics merger and the acquisition of IPG product lines, and $2.2 million higher incremental cost of sales related to components previously acquired from various brokers to satisfy customer demand.
Gross margin for the nine months ended April 1, 2023 decreased to 34.3% from 47.0% for the nine months ended April 2, 2022. The decrease was primarily driven by lower gross margin from our OpComms segment. The lower gross margin was also driven by $21.2 million higher incremental cost of sales related to components previously acquired from various brokers to satisfy customer demand, an aggregate $19.1 million higher amortization of intangible assets due to the NeoPhotonics merger and the acquisition of IPG product lines, $17.8 million of amortization of acquired inventory, and $13.7 million higher inventory excess and obsolete charges due to company-wide integration efforts as a result of the NeoPhotonics merger and transitions to the next generation of products.
The market in which we sell products are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and have variant buying patterns. We expect these factors to result in variability of our gross margin.

Due to global supply chain constraints, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. As of April 1, 2023, our inventory balance includes $10.8 million of incremental supply and procurement costs.

Segment Gross Margin
OpComms
OpComms gross margin for the three months ended April 1, 2023 decreased to 40.8% from 49.0% for the three months ended April 2, 2022. The decrease was primarily due to a less profitable mix of products, including lower sales of higher margin imaging and sensing products, as well as higher sales of telecom products due to the merger with NeoPhotonics, which have lower margins than our average OpComms margins.
OpComms gross margin for the nine months ended April 1, 2023 decreased to 44.4% from 52.0% for the nine months ended April 2, 2022. The decrease was primarily due to a less profitable mix of products, including lower sales of higher margin imaging and sensing products, as well as higher sales of telecom products due to the merger with NeoPhotonics, which have lower margins than our average OpComms margins.
Lasers
Lasers gross margin for the three months ended April 1, 2023 decreased to 40.4% from 52.9% for the three months ended April 2, 2022. The decrease was primarily due to lower revenue from high margin solid state lasers, as well as increased excess and obsolete charges due to transitions to the next generation of products.
Lasers gross margin for the nine months ended April 1, 2023 decreased to 48.8% from 51.9% for the nine months ended April 2, 2022. The decrease was primarily due to lower revenue from high margin solid state lasers, as well as increased excess and obsolete charges due to transitions to the next generation of products.
Research and Development (“R&D”)
R&D expense increased by $28.7 million, or 50.6%, for the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The increase in R&D expense for the three months ended April 1, 2023 was primarily driven by an $11.5 million write-off of in-process research and development intangible assets associated with NeoPhotonics acquisition for projects that we will no longer pursue. The increase is also attributable to an increase in payroll and employee compensation related expenses due to additional headcount from the merger with NeoPhotonics and the acquisition of IPG product lines.
R&D expense increased by $69.9 million, or 42.6%, for the nine months ended April 1, 2023 compared to the nine months ended April 2, 2022. The increase in R&D expense for the nine months ended April 1, 2023 was primarily driven by an $11.5 million write-off of in-process research and development intangible assets associated with NeoPhotonics acquisition for projects that we will no longer pursue. The increase is also attributable to an increase in payroll and employee compensation related expenses due to additional headcount from the merger with NeoPhotonics and the acquisition of IPG product lines.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. Despite signs of a weaker macroeconomic environment, we plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and we expect to continue to invest significant R&D spending in the future.

Selling, General and Administrative (“SG&A”)
SG&A expense increased by $12.6 million, or 19.7%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The increase in SG&A expense for the three months ended April 1, 2023 was primarily driven by an increase in payroll and employee compensation related expenses due to additional headcount from the merger with NeoPhotonics. The increase was also attributable to incremental facility costs and $5.5 million of incremental amortization of intangibles due to the NeoPhotonics merger and the acquisition of IPG product lines.
SG&A expense increased by $84.4 million, or 43.0%, during the nine months ended April 1, 2023 compared to the nine months ended April 2, 2022. The increase in SG&A expense for the nine months ended April 1, 2023 was primarily driven by an increase in payroll and employee compensation related expenses due to additional headcount from the merger with NeoPhotonics and higher stock-based compensation. The increase was also attributable to incremental facility costs and $14.9 million of incremental amortization of intangibles due to the NeoPhotonics merger and the acquisition of IPG product lines. In connection with the NeoPhotonics merger, certain equity awards for NeoPhotonics employees were accelerated. We recognized $11.9 million of stock-based compensation associated with the acceleration during the first quarter of fiscal year 2023. We also recognized $16.2 million merger and acquisition related costs, primarily professional service fees and retention expenses related to the NeoPhotonics merger and the acquisition of IPG product lines and $7.8 million expense with respect to the pending settlement of certain non-ordinary course litigation matters. For a description of our material pending legal proceedings, refer to “Note 14. Commitments and Contingencies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
From time to time, we incur expenses that are not part of our ordinary operations, such as mergers and acquisition-related and litigation expenses, which generally increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products, and align our business in response to market conditions and as a result of our merger with NeoPhotonics on August 3, 2022.
During the three months ended April 1, 2023, we recorded restructuring and related charges of $1.6 million in our condensed consolidated statements of operations, which was primarily due to company-wide integration efforts as a result of the merger with NeoPhotonics, as well as our cost reduction initiatives.
During the nine months ended April 1, 2023, we recorded restructuring and related charges of $24.8 million in our condensed consolidated statements of operations, which was primarily attributable to company-wide integration efforts as a result of the merger with NeoPhotonics, our cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provide for payments and benefits upon an involuntary termination of employment under certain circumstances.
During the nine months ended April 2, 2022, we recorded a net reversal to our restructuring and related charges of $1.1 million, which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.

Interest Expense
For the three months ended April 1, 2023 and April 2, 2022, we recorded interest expense of $8.7 million and $19.7 million, respectively. For the nine months ended April 1, 2023 and April 2, 2022, we recorded interest expense of $26.1 million and $53.7 million, respectively. Interest expense was driven primarily by the amortization of the debt discount and issuance costs of our convertible notes. The decrease in interest expense for the three and nine months ended April 1, 2023 is primarily a result of the adoption of ASU 2020-06 in our first quarter of fiscal 2023, which requires us to record each of our 2026 Notes and 2028 Notes as single liabilities, measured at amortized cost, eliminating the interest expense associated with the debt discount.
Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Foreign exchange gains (losses), net	$(0.5)	$1.1	$4.4	$1.7
Interest and investment income	11.9	1.1	24.4	2.3
Other income (expense), net	—	—	0.1	(0.2)
Total other income, net	$11.4	$2.2	$28.9	$3.8
For the three months ended April 1, 2023, other income, net increased by $9.2 million as compared to the three months ended April 2, 2022, primarily due to an increase in interest and investment income of $10.8 million driven by an increase in interest rates on our fixed income securities, offset by net foreign exchange losses of $1.6 million as a result of the strengthening of other foreign currencies relative to the U.S. dollar.
For the nine months ended April 1, 2023, other income, net increased by $25.1 million, primarily due to an increase in interest and investment income of $22.1 million driven by an increase in interest rates on our fixed income securities and net foreign exchange gain of $2.7 million as a result of the strengthening of the U.S. dollar relative to other foreign currencies.
Provision for Income Taxes

(in millions)	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Income tax provision (benefit)	$(9.4)	$3.3	$14.4	$33.8
We recorded a tax benefit of $9.4 million and a tax provision of $14.4 million for the three and nine months ended April 1, 2023, respectively. Our tax benefit for the three months ended April 1, 2023 includes a discrete tax expense of $9.8 million, primarily related to a tax planning action that was implemented during the current quarter relating to fiscal year 2022 and changes in prior year uncertain tax positions, partially offset by a shortfall in connection with stock-based compensation vested during the quarter. Our tax provision for the nine months ended April 1, 2023 includes a discrete tax expense of $7.2 million, primarily related to the international restructuring, partially offset by the tax benefits from tax rate changes, a tax planning action that was implemented during the current quarter relating to fiscal year 2022, and changes in prior year uncertain tax positions.

We recorded a tax provision of $3.3 million and $33.8 million for the three and nine months ended April 2, 2022, respectively. Our tax provision for the three months ended April 2, 2022 includes a discrete tax benefit of $2.0 million, primarily related to currency re-measurement of certain tax related accounts and excess tax benefit related to stock-based compensation that vested during the period. Our tax provision for the nine months ended April 2, 2022 includes a discrete tax benefit of $3.2 million, primarily related to currency re-measurement of certain tax related accounts and excess tax benefit related to stock-based compensation vested during the period.
Our estimated effective tax rate for fiscal 2023 also differs from the 21% U.S. statutory rate primarily due to the income tax expense from the tax effect of Global Intangible Low-Taxed Income (“GILTI”), net of benefit for foreign tax credits, subpart F inclusion, foreign rate differential and non-deductible stock-based compensation, partially offset by the income tax benefit from U.S. federal R&D tax credits.

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

Financial Condition
Liquidity and Capital Resources
As of April 1, 2023 and July 2, 2022, our cash and cash equivalents were $549.2 million and $1,290.2 million, respectively. As of April 1, 2023 and July 2, 2022, our short-term investments of $1,118.0 million and $1,258.8 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy provides for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of April 1, 2023 and July 2, 2022 was $323.6 million and $216.1 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Switzerland, Cayman, and Thailand. Although the cash currently held in the United States, as well as the cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
Our intent is to indefinitely reinvest funds held outside the United States and, except for the funds held in the Cayman Islands, the British Virgin Islands, Japan and Hong Kong, our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates in the past. Additionally, if conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, it may create dilution to our existing stockholders. However, any such financing may not be available on terms favorable to us, or may not be available at all.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of April 1, 2023 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
There are a number of factors that could positively or negatively impact our liquidity position, including:
•global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers, including the impact of uncertainty in the banking and financial services industries as well as COVID-19;
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

•cost and availability of credit, which may impact available financing for us, our customers or others with whom we do business;
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
•the settlement of any conversion or redemption of the 2024 Notes, 2026 Notes and the 2028 Notes in cash; and
•common stock repurchases under the share buyback program.
Contractual Obligations
The following table summarizes certain of our contractual obligations as of April 1, 2023, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	More than 1 year
Contractual Obligations
Asset retirement obligations	$8.2	$—	$8.2
Operating lease liabilities, including imputed interest (1)	74.4	16.4	58.0
Pension plan contributions (2)	1.4	1.4	—
Purchase obligations (3)	379.2	352.1	27.1
Convertible notes - principal (4)	2,359.1	448.1	1,911.0
Convertible notes - interest (4)	45.9	10.8	35.1
Total	$2,868.2	$828.8	$2,039.4
(1) The amounts of operating lease liabilities in the table above do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of April 1, 2023, we expect to receive sublease income of approximately $4.5 million over the sublease periods.
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
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, which have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.

Indebtedness
As of April 1, 2023, our 2024 Notes of $426.2 million (which have an aggregate principal amount of $448.1 million outstanding that matures in 2024) is presented in current liabilities in our condensed consolidated balance sheets, as the debt will mature on March 15, 2024. During the three and nine months ended April 1, 2023, we received conversion requests of less than $0.1 million principal amount of the 2024 Notes, which we settled with cash in accordance with the 2024 Indenture. Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes.
As of April 1, 2023, our 2026 Notes of $1,045.6 million (which have an aggregate principal amount of $1,050.0 million outstanding that matures in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days of any future quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of April 1, 2023, our 2028 Notes of $855.2 million (which have an aggregate principal amount of $861.0 million outstanding that matures in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 for 20 of the last 30 trading days of any future quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of April 1, 2023, we paid all of the outstanding term loans that we assumed in connection with our merger with NeoPhotonics for $5.9 million.
Share Repurchases
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024. On April 5, 2023, our board of directors approved a further increase in our share buyback program, which authorizes us to utilize up to an aggregate amount of $1.2 billion (an increase from $1.0 billion) to purchase our own shares of common stock through May 2025 but may be suspended or terminated by the board of directors at any time.
During the nine months ended April 1, 2023, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million.
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
Unrecognized Tax Benefits
As of April 1, 2023, our other non-current liabilities also include $50.4 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
Our balance of cash and cash equivalents decreased by $741.0 million, from $1,290.2 million as of July 2, 2022 to $549.2 million as of April 1, 2023. The decrease in cash and cash equivalents during the nine months ended April 1, 2023 was due to cash used in investing activities of $803.1 million and financing activities of $68.5 million, partially offset by cash provided by operating activities of $130.6 million.
Operating Cash Flow
Cash provided by operating activities was $130.6 million during the nine months ended April 1, 2023, which reflects a net loss of $71.4 million and non-cash items of $346.5 million for the nine months ended April 1, 2023, offset by $144.5 million changes in our operating assets and liabilities. Changes in our operating assets and liabilities is mainly driven an increase in inventories of $80.6 million, a decrease in accounts payable of $44.3 million, offset by a decrease in accounts receivable of $51.0 million.

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
Investing Cash Flow
Cash used in investing activities of $803.1 million during the nine months ended April 1, 2023 was attributable to the acquisition of NeoPhotonics and IPG product lines in the amount of $861.6 million, net of cash acquired, and capital expenditures of $92.2 million, partially offset by net proceeds from sales or maturities of short-term investments of $150.6 million.
Cash used in investing activities of $369.0 million during the nine months ended April 2, 2022 was attributable to purchases of short-term investments, net of sales and maturities of $282.8 million, capital expenditures of $62.6 million, and a $30.0 million term loan provided to NeoPhotonics to support their on-going growth plans through the anticipated merger completion, partially offset by proceeds from the sales of property, plant and equipment of $6.4 million. The term loan to NeoPhotonics is described in “Note 4. Business Combinations”.
Financing Cash Flow
Cash used in financing activities of $68.5 million during the nine months ended April 1, 2023 was driven by the repurchase of shares of our common stock of $35.8 million, tax payments related to net share settlement of restricted stock of $33.4 million, and $5.9 million repayments for all the term loans that we assumed in connection with our merger with NeoPhotonics, offset by $6.6 million proceeds from employee stock plans.
Cash provided by financing activities of $380.0 million during the nine months ended April 2, 2022 resulted from the proceeds from the issuance of the 2028 Notes, net of issuance costs of $854.8 million and proceeds from employee stock plans of $6.6 million, partially offset by the repurchase of shares of our common stock of $448.6 million and tax payments related to net share settlement of restricted stock of $32.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
COVID-19 Risk
There are a number of market risk factors related to the COVID-19 pandemic and associated global economic impacts. We continue to actively evaluate these risks and have taken reserves and financial positions as of April 1, 2023 that we believe are reasonable based on the information currently available. However, the COVID-19 pandemic and related regional shelter-in-place orders are unprecedented events that are continually evolving, and there could be significant changes and/or charges resulting in the future. These market risks include, for example:
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
•Tax valuation - we have significant net operating losses (“NOLs”) in the United States with associated deferred tax assets on our balance sheet, which could be deemed unrecoverable in the future.

In addition, all of the market risks below are heightened in light of the current macroeconomic environment. Foreign exchange markets could be impacted and cause significant fluctuations in our future expenses. The price of our common stock has fluctuated significantly in the past and global equity markets have continued to experience significant volatility following the COVID-19 outbreak and in light of broader macroeconomic uncertainty.
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, for the three and nine months ended April 1, 2023, we recorded foreign exchange gains (losses), net of $0.5 million loss and a $4.4 million gain, respectively, in the condensed consolidated statements of operations.
Although we sell primarily in the U.S. Dollar, we have foreign currency exchange risks related to our expenses denominated in currencies other than the U.S. Dollar, principally the Chinese Yuan, Canadian Dollar, Thai Baht, Japanese Yen, UK Pound, Swiss Franc and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated monetary assets and liabilities, sales or expenses increase, our operating results may be affected to a greater extent by fluctuations in the exchange rates of the currencies in which we do business as compared with the U.S. dollar.
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
Interest Rate Fluctuation Risk
As of April 1, 2023, we had cash, cash equivalents, and short-term investments of $1,667.2 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of April 1, 2023, the weighted-average life of our investment portfolio was about six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of April 1, 2023, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $7.1 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $3.5 million.
Bank Liquidity Risk
As of April 1, 2023, we had approximately $257.5 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

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
•unfavorable economic and market conditions;
•failure of banking institutions and liquidity concerns at other financial institutions; and
•challenges relating to supply chain constraints
Operational factors
•our reliance on limited number of suppliers;
•changes in technology and intense competition;
•our reliance on a limited number of customers;
•our ability to sell to a significant customer;
•our international operations;
•our ability to timely procure components needed to manufacture our products;
•our ability to manufacture our products;
•our leverage in negotiations with large customers;
•defects in our products;
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
•the threat of tariffs;
•our ability to obtain antitrust approvals in connection with certain strategic transactions;
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
The COVID-19 pandemic and related countermeasures have, and may continue to, significantly affect how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operation and financial performance remain uncertain. We continue to monitor and evaluate the impact of the COVID-19 pandemic on our business operations on a regional, national, and global basis. We have since reopened our facilities world-wide for office-based employees in a new office/hybrid model based on considerations regarding the health and safety of our employees and guidance of local and national governments. If the ongoing COVID-19 pandemic, corresponding governmental regulations or our return to the office process have a substantial impact on the health, attendance or productivity of our employees, partners, or customers, our results of operations and overall financial performance may be adversely impacted.
The pandemic has caused, and may continue to cause, disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, including facilities in the United States, China, Thailand, Japan and the United Kingdom. New and potentially more contagious variants of the COVID-19 virus have developed and may in the future develop in several countries, including regions in which we have significant operations. While the impact of COVID-19 is lessening, if there is a renewed impact in countries where we operate or if the current situation persists for an extended period, our employees and operations could be significantly impacted.
In addition, we have experienced disruption and delays with our manufacturing partners, for example in Malaysia, limitations were imposed at certain times on which businesses could operate and the amount of the workforce permitted to perform manufacturing operations. These and other limitations have, in some instances, been reinstated, and could be reinstated again, if the number of COVID-19 cases in particular regions increases. Challenges to our supply chain due to the impact of the pandemic remain dynamic, including ongoing shortages of component parts, and we continue to experience increased logistics costs due to air travel and transport restrictions that limit the availability of flights on which we are able to ship products. Additionally, cost increases and delayed and extended shipping times for ocean transit have increased our dependence on higher-cost air freight. Similarly, our customers have also experienced, and could continue to experience, disruptions in their operations, which may result in reduced, delayed, or canceled orders, and has increased collection risks, which may adversely affect our results of operations. To attempt to mitigate these factors, certain of our customers have increased their inventory levels, which has adversely impacted our revenue and results of operations and may continue to do so until such inventory levels are balanced. Further, we have seen the slowing of cloud data center customer spending, which has harmed and may continue to harm our OpComms revenue. These disruptions, delays and restrictions have adversely affected our revenue and results of operations and could be extended or further restrictions could be put in place in other regions, which would materially and adversely impact our revenue, results of operations and financial condition.
While the impact of the COID-19 pandemic is lessening, we cannot provide any assurance that we will be able to successfully identify, manage and mitigate the economic disruption impacts of any future widespread health crises, including as a result of any variants of COVID-19. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures particularly in China); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility, including increasing levels of inflation in the United States; global economic conditions and levels of economic growth; and the pace of recovery as the COVID-19 pandemic subsides (including the availability and efficacy of treatments and vaccines and the impact of new variants on recovery). In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. While the effects of COVID-19 pandemic is lessening, the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains highly dynamic. We have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.

We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Alternative sources to mitigate the risk that the failure of any sole supplier will adversely affect our business are not feasible in all circumstances. If we were to lose any one of these or other critical sources, or there is as an industry-wide increase in demand for, or the discontinuation of, raw materials used in our products, it could be difficult for us, or we may be unable, to find an alternative supplier or raw material, in which case our operations could be adversely affected. Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Furthermore, the COVID-19 pandemic and related supply chain disruptions and labor market constraints have created heightened risk that sole suppliers or limited number of suppliers may be unable to meet their obligations to us. Difficulties in obtaining the materials, or services used in the conduct of our business or additional fees or higher prices to do so, have adversely affected our revenue and results of operations, and further challenges or decisions to seek alternate suppliers to secure supply in order to meet demand would increase our costs and reduce our profitability.

Our operating results may be adversely affected by unfavorable changes in macroeconomics and market conditions and the uncertain geopolitical environment.
Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve. Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by uncertainty in the banking and financial services sector, the COVID-19 pandemic, global supply chain constraints, inflation, and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, banking instability, capital expenditure reductions, unemployment, decline in stock markets, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions.
Adverse changes to and uncertainty in the global economy has affected industries in which our customers operate and has resulted in decreases in the rate of demand, consumption or use of certain of our customers’ products which, in turn, may result in decreased demand for our products, revenue fluctuations, increased price competition for our products, and increased the risk of excess and obsolete inventories as well as higher overhead costs as a percentage of revenue. Additionally, customers who had built up large inventories when supply chains were tight are now bringing down inventories as supply constraints are easing. The loss or delay of orders from any of our significant customers could cause our revenue and profitability to suffer. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions have led and may continue to lead to increased costs and have harmed and may continue to harm our ability to meet customer demand, adversely affecting our revenue and profitability. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, our prospects for growth may be negatively impacted, and we may experience material and adverse impacts on our business, operating results, and financial condition.
Our financial results may be adversely affected due to changes in product demand impacted by recessions, inflation, stagflation and other economic conditions.
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other countries. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our contract manufacturers if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our contract manufacturers, suppliers and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our contract manufacturers, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if the current economic conditions continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business and financial condition.
The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures could materially and adversely affect our liquidity, our business and financial condition. Even with our continued effort to mitigate counterparty risk by working with highly liquid, well capitalized counterparties, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.
Challenges relating to current supply chain constraints, including semiconductor components, could adversely impact our business, results of operations and financial condition.
Due to increased demand across a range of industries, our business and customers’ businesses have experienced and are continuing to experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages, in particular semiconductor components, as our vendors have also been facing supply constraints, and increased logistics costs due to air travel and transport restrictions that limited the availability of flights on which we ship our products. Additionally, costs increases and extended shipping time for ocean transit have increased our dependence on higher-cost air freight. The COVID-19 pandemic has also contributed to and exacerbated this strain and may continue to cause volatility and uncertainty in customer demand. This constrained supply environment has adversely affected and could further affect availability, lead-times and cost of components, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and have resulted in and may continue to result in an increase in accelerated ordering for certain of our products. As a result, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers in time. In addition, as a result of accelerated ordering, our customers have had inventory backlog that they are now managing down, resulting in reduced ordering as compared to recent levels. Ordering patters may be difficult to predict and we have experienced and may continue to experience negative impacts to our revenue and profitability as well as our ability to achieve our forecasts.
We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products, and in the quantities requested by our customers; however, we continue to experience disruption to our supply chain that have, and could continue to impact our operations. For example, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. Continued disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials could further delay or inhibit our ability to obtain supply of components and produce finished goods inventory. Although the impact of the COVID-19 pandemic is lessening, there can be no assurance that the current supply chain impacts will not continue, or worsen, in the future. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business, results of operations and financial condition.

Changing technology and intense competition require us to continuously innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability.
The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions and enhancements, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends, and is further impacted by the disruptions caused by COVID-19. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs. Future demand for our products is uncertain and will depend to a great degree on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline which could adversely impact our business, results of operations and financial condition.
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
We have consistently relied on a small number of customers for a significant portion of our sales, and in certain of our markets, such as imaging and sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our financial performance in certain business lines and growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. Additionally, increased inventory at our customers could impact our revenue, as our customers may decide to lower their inventory levels. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. For example, we have from time to time experienced excess and obsolete charges due to customer transitions to the next generation of products. We may also experience increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, or may experience financial difficulty which affects their ability to pay for products, particularly in light of the impacts of COVID-19 on their businesses and markets, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, have led to decreased sales to such customers or delays or cancellations of planned purchases of our products or services, which has unfavorably impacted our revenues and operating results, and may continue to impact our business and results of operations. We may also experience pricing pressure with certain of our customers that may adversely affect our revenue and margins, or, if the ongoing relationship no longer benefits us, we may decide to suspend or terminate our relationship with such customers. Our relationships with large customers may also be harmed to the extent the impacts of the COVID-19 pandemic or other supply chain issues prevent us from being able to satisfy their orders in a timely manner. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, which have and could continue to materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
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
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 and thereafter, including the restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government has added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. In April 2021, BIS added other China-based technology companies into the Entity List, including seven supercomputing companies in April 2021 and twenty-three more entities located in China in July 2021, thereby further expanding the scope of companies subject to trade restrictions. BIS makes periodic updates to the Entity List, with some recent additions tied to super computing and artificial intelligence.
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
The end markets for optical products have experienced significant industry consolidation during the past few years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. As a result, the markets for optical subsystems, components and laser diodes are highly competitive. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Our competitors include Coherent (previously named II-VI), Acacia Communications (acquired by Cisco in 2021), Accelink, ams AG, Broadcom Inc., Fujitsu Optical Components, Furukawa Electric, IPG Photonics, Mitsubishi Electric, MKS Instruments, Molex, and O-Net Communications, Sumitomo Electric Industries, and Trumpf Group. As we expand into new markets, we face competition not only from our existing competitors, but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may not be able to compete successfully against either current or future competitors, particularly, in light of increasing consolidation. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Additionally, the merger or consolidation of significant competitors, for example, II-VI’s acquisition of Finisar in September of 2019 and its acquisition of Coherent in July, 2022, the acquisition of Acacia Communications by Cisco in March 2021 and the acquisition of OSRAM by AMS in December 2019, have resulted in competitors with greater resources, which may enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Our current or potential customers may also determine to develop and produce products for their own use which may be competitive to our products. Such vertical integration could reduce the market opportunity for our products. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
•inflationary pressures as a result of economic recovery following the COVID-19 pandemic and other factors outside of our control;
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
In the past, these and similar risk have disrupted our operations and increased our costs, and we expect that they may continue to do so in the future. Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.
The manufacturing of our products may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities or if our contract manufacturers and suppliers fail to meet our production requirements.
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, the United Kingdom, and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, damage caused by natural disasters, or other problems or events beyond our control, including pandemics or widespread health epidemics such as COVID-19, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in regions in Asia, and we would be severely impacted if there were further escalation of COVID-19 or related restrictions imposed by governments or private industry in that region. For example, in the third quarter of fiscal 2022, we experienced a temporary factory closure in China as a result of an increase in the number of COVID-19 cases, as required by local government mandates.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. For example, starting from January 1, 2023, the United States eliminated the option to deduct research and development expenditures currently and instead required taxpayers to capitalize and amortize them over five or fifteen years. Recently, the United States introduced a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%, which was adopted by European Union member states on December 12, 2022 and will go into effect in 2024. Other countries including the United Kingdom, Switzerland, Canada, Australia and South Korea are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.

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
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but, report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in the U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-U.S. manufacturing footprint has expanded. We continue to look for opportunities to leverage the lower cost of non-U.S. manufacturing, including the United Kingdom, Thailand, and Japan. While these geographies are lower cost than the U.S. and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-U.S. manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs, including the cost of local operating expenses and procurement of materials or services that we purchase in foreign currencies, as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. The global economic volatility has had a significant impact on the exchange markets, which heightened this risk, and we expect the higher level of volatility in foreign exchange markets will likely continue.
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
Over the last few years, we have rapidly increased in size. As a result, we have had to, and expect in the future to continue to need to, appropriately scale our business, internal systems and organization, and to continue to improve our operational, financial and management controls, reporting systems and procedures. Growth in sales, combined with the challenges of managing geographically dispersed operations, can place a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain. The failure to effectively manage our growth could disrupt our business and harm our operating results, , and even if we are able to upgrade our systems and expand our staff, any such expansion will likely be expensive and complex. Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. In economic downturns, we must effectively manage our spending and operations to ensure our competitive position during the downturn, as well as our future opportunities when the economy improves, remain intact. The failure to effectively manage our spending and operations could disrupt our business and harm our operating results.
Additionally, in response to market conditions and changes in industry, we have from time to time strategically realigned our resources including workforce reductions and an international restructuring to reduce the cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future. These changes could be disruptive to our business, including our research and development efforts, and may result in the recording of special charges, including workforce reduction or restructuring costs. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.
Any failure to manage our growth, our spending during downturns, or the alignment of our resources may harm our business and operating results.
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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to or acquisition or other authorized processing of confidential information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the forms of phishing emails, malware attachments and malicious websites. Additionally, cybersecurity researchers have warned of increased risks of cyber-attacks, in connection with the war between Russia and Ukraine. While we work to safeguard our internal network systems and to validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent future cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and confidential information. Further, a breach of our information technology infrastructure or those of our third-party service providers could result in the misappropriation of intellectual property, business plans or trade secrets. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary and confidential information. Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and China’s Personal Information Protection Law, add to the complexity of our compliance obligations, which increases our compliance costs. Although we have established internal controls and procedures intended to achieve compliance with such laws and regulations, a failure to fully comply could result in significant penalties.
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
The requirement to obtain a license could put us at a competitive disadvantage by restricting our ability to sell products to customers in certain countries or by giving rise to delays or expenses related to obtaining a license. Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments could significantly reduce our revenue and materially adversely affect our business, financial condition, relationships with our customers and results of operations. Compliance with U.S. government regulations also subjects us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
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
We are also subject to laws and regulations with respect to personal data we collect from our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. Brazil passed the General Data Protection Law that became effective in August 2020 to regulate processing of personal data of individuals. Additionally, California enacted legislation in June 2018, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA amends and augments the CCPA by expanding individuals’ rights and the obligations of businesses that handle personal data. Similar legislation has been proposed or adopted in other states, including laws enacted in Colorado, Virginia, Utah, Connecticut and Iowa. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects and impacts of these or other laws and regulations relating to privacy and data protection are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.

Further, the United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation referred to as the UK GDPR, which provides for substantial penalties, similar to the GDPR. Additionally, the relationship between the United Kingdom in relation to certain aspects of data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to regulation of data transfers between European Union member states and the United Kingdom. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. We may find it necessary to make further changes to our handling of personal data of residents of the European Economic Area, Switzerland and the United Kingdom, each of which may require us to incur significant costs and expenses.
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
•changes in global economic conditions, including those resulting from trade tensions, rising inflation, and fluctuations in foreign currency exchange and interest rates;
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
•sales of our shares by our officers, directors, or significant stockholders; and
•the timing and amount of share repurchases, if any
In addition, the stock markets have experienced extreme price and volume fluctuations, including as a result of the effects of the COVID-19 pandemic, that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.
Servicing our existing and future indebtedness, including the 2024 Notes, 2026 Notes and 2028 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2024 Notes, 2026 Notes or 2028 Notes and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Notes, 2026 Notes and 2028 Notes, or to make cash payments in connection with any conversion of the 2024 Notes, 2026 Notes, 2028 Notes or upon any fundamental change if holders of the applicable series of convertible notes require us to repurchase their convertible notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We did not have any repurchases of shares of our common stock during the three months ended April 1, 2023, as shown in the table below. (in millions, except share and per share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2023 to January 28, 2023	—	$—	—	$384.5
January 29, 2023 to February 25, 2023	—	$—	—	$384.5
February 26, 2023 to April 1, 2023	—	$—	—	$384.5
Total	—	$—	—	$384.5
(1) On May 7, 2021, we announced that our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion to purchase our own shares of common stock through May 2024. On April 5, 2023, our board of directors approved a further increase in our share buyback program, which authorizes us to utilize up to an aggregate amount of $1.2 billion (an increase from $1.0 billion) to purchase our own shares of common stock through May 2025, but may be suspended or terminated at any time.

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Global Performance Unit Award Agreement					X
10.2	Global Restricted Stock Unit Award Agreement					X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended April 1, 2023 and April 2, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended April 1, 2023 and April 2, 2022; (iii) Condensed Consolidated Balance Sheets as of April 1, 2023 and July 2, 2022; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended April 1, 2023 and April 2, 2022; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended April 1, 2023 and April 2, 2022, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	May 9, 2023	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer