Form 10-K
period 2023-07-01
Lumentum Holdings Inc.
filed 2023-08-23
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,949 million, based on the closing sales price of the registrant’s common stock on December 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) of $52.17 per share, as reported on the NASDAQ Stock Market. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 16, 2023, the Registrant had 66.7 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K are hereby incorporated by reference from the definitive proxy statement for the Registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended July 1, 2023.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, macroeconomic conditions, including supply chain conditions, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, our merger with NeoPhotonics and acquisition of IPG Photonics’ telecom transmission product lines (“IPG telecom transmission product lines”), and the successful integration of NeoPhotonics’ business (including personnel), and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” of this Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I
ITEM 1.    BUSINESS
General
Overview

Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products addressing a range of end-market applications including Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”) for manufacturing, inspection and life-science applications. We seek to use our core optical and photonic technology, and our volume manufacturing capability, to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide, including imaging and sensing for consumer electronics and diode light sources for a variety of consumer and industrial applications. The majority of our customers have historically been, and are currently, original equipment manufacturers (“OEMs”) that incorporate our products into their products, which then address end-market applications. For example, we sell fiber optic components that network equipment manufacturers (“NEMs”) assemble into communications networking systems, which they sell to communication service providers, hyperscale cloud operators, and enterprises with their own networks. Similarly, many of our Lasers products customers incorporate our products into tools they produce, which are used for manufacturing processes by their customers. For imaging and sensing, we sell diode lasers to manufacturers of consumer electronics products for mobile, personal computing, gaming, and other applications, including to the automotive industry, who then integrate our devices within their products, for eventual resale to consumers and also into other industrial applications.

We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that will increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. We expect that the accelerating shift to digital and virtual approaches to many aspects of work and life will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new challenges that our technology addresses. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser-based approaches, including the types of lasers Lumentum supplies. Laser-based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Frictionless and contactless biometric security and access control is of increasing focus globally given the world’s experience with the COVID-19 pandemic. Additionally, we expect 3D-enabled machine vision solutions to expand significantly in industrial applications in the coming years.
We operate in two reportable segments: OpComms and Lasers.
We have a global footprint that enables us to address global market opportunities for our products with employees engaged in research and development (“R&D”), administration, manufacturing, support and sales and marketing activities. We have manufacturing capabilities and facilities in North America, South America, Asia-Pacific and Europe. Our headquarters are located in San Jose, California, and we employed approximately 7,500 full-time employees around the world as of July 1, 2023.
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015. In August 2015, we were spun-off from JDSU and became an independent publicly traded company through the distribution of our common stock by JDSU to its stockholders. In 2015, JDSU was renamed Viavi Solutions Inc. (“Viavi”). Our business traces its origins to Uniphase Corporation, which was formed in 1979 and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later, a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU broadened the depth and breadth of the OpComms and Lasers businesses, as well as the intellectual property, technology and product offerings, of what is now Lumentum. Notable amongst these acquisitions in the OpComms business were Agility Communications, Inc. in 2005 and Picolight, Inc. in 2007, which respectively brought widely tunable, long wavelength laser technology for metro and long-haul networking applications and short wavelength vertical-cavity surface-emitting lasers (“VCSELs”) for enterprise, datacenter networking, and 3D sensing applications. The fundamental laser component technologies, which we acquired through these acquisitions, form the basis of optical networks today, and we believe will continue to do so for the foreseeable future. These technologies will enable us to develop highly integrated products to satisfy our communications customers’ ever-increasing needs for smaller, lower power and lower cost optical products. Notable acquisitions in the Lasers business were Lightwave Electronics Corporation in 2005 and Time-Bandwidth Products Inc. in 2014. Both of these Lasers acquisitions brought high power pulsed solid-state laser products and technology to our business, which address the micro machining laser market and expanded our addressable market.
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
In August 2022, we completed our merger with NeoPhotonics Corporation (“NeoPhotonics”). The addition of NeoPhotonics expands our opportunities in some of the fastest growing markets for optical components used in cloud and telecom network infrastructure. We expect the integrated company to be better positioned to serve the needs of a global customer base who are increasingly utilizing photonics to accelerate the shift to digital and virtual approaches to work and life, the proliferation of the internet of things (“IoT”), 5G, and next-generation mobile networks, and the transition to advanced cloud computing architectures.
In August 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG telecom transmission product lines”) that develop and market products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (“DSPs”), application-specific integrated circuits (“ASICs”) and optical transceivers. This acquisition has expanded our business in the OpComms segment.

Industry Trends and Business Risks
Our business is driven by end-market applications which benefit from the performance advantages of optical and photonics solutions.
The OpComms markets we serve are experiencing increasing needs for higher data transmission speeds, fiber optic network capacity and network agility. This is driven by rapid growth in both the number of higher bandwidth broadband applications such as high-definition video, online gaming, cloud computing, artificial intelligence and machine learning, and the number and scale of datacenters that require fiber optic links to enable the higher speeds and increased scale necessary to deliver high bandwidth video and other services. Our technology, which was originally developed for communications applications, is also finding use in other emerging market opportunities including 3D sensing applications that employ our laser technology in mobile devices, computers, augmented and virtual reality and other consumer electronics devices. Additionally, our products have been and are continuing to be designed into emerging automotive, industrial, security, safety and surveillance applications.
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
Our optical and laser solutions, developed in close collaboration with OEM partners and end users, are well-positioned to meet demand resulting from these trends. We do, however, expect to continue to encounter a number of industry and market risks and uncertainties. These risks and uncertainties may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance and could create quarter over quarter variability in our financial measures. For example, the demand environment coupled with changing export regulations with China have fluctuated significantly in recent years and has created volatility and uncertainty in our future demand.
Supply Chain Constraints
Our business and our customers’ businesses have been negatively impacted by worldwide logistics and supply chain issues, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. Although the supply chain constraints have improved in the latter half of fiscal 2023, these shortages impacted our ability to meet demand and generate revenue from certain products in fiscal 2022 and fiscal 2023. If these shortages happen again in the future, they will impact our ability to supply our products to our customers and may reduce our revenue and profit margin. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may continue in the near term with the exhaustion of supplier and customer buffer inventories and safety stocks. Due to the global supply chain constraints, we had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
In addition, in response to component shortages, certain of our customers accumulated inventory that they are now managing down as supply conditions improve. Accordingly, ordering patterns are difficult to predict and have declined from recent periods. For example, in the third quarter of fiscal 2023, a significant network equipment manufacturer informed us that due to their inventory management, it would not take the shipments we had originally projected for the quarter. These trends continued through the end of fiscal 2023 and we expect some level of inventory management by our customers will continue to impact our business during fiscal 2024.
For more information on risks associated with supply chain constraints and customer inventory, refer to Item 1A “Risk Factors” of this Annual Report.
Impact of COVID-19 to Our Business
We continue to monitor the COVID-19 pandemic and actively assess potential implications to our business, supply chain, customer fulfillment sites, support operations and customer demand. We also continue to take appropriate measures to protect the health and safety of our employees and to create and maintain a safe working environment. While the effects of the COVID-19 pandemic have been lessening, if the adverse effects of COVID-19 or related responses of business or governments become more severe and prevalent or prolonged in the locations where we, our customers, suppliers or contract manufacturers conduct business, our business and results of operations could be materially and adversely affected in the future periods.
For more information on risks associated with the COVID-19 outbreak and regulatory actions, refer Item 1A “Risk Factors” of this Annual Report.

Reportable Segments
We have two operating segments, OpComms and Lasers. The two operating segments were primarily determined based on how our Chief Operating Decision Maker (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by our CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments. We do not track our property, plant, and equipment by operating segments. For the geographic identification of these assets and for further information regarding our operating segments, refer to “Note 18. Operating Segments and Geographic Information” to the consolidated financial statements.
OpComms
Markets
Our OpComms products address the following markets: telecommunications (“Telecom”), data communications (“Datacom”) and consumer and industrial (“Consumer and Industrial”).
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”), as well as artificial intelligence and machine learning (“AI/ML”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast-growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed Datacom transceivers.
In the Consumer and Industrial market, our OpComms diode laser products include VCSELs and edge emitting lasers. In the Consumer end-market, our laser light sources are integrated into 3D sensing cameras which are used in applications in mobile devices, gaming, payment kiosks, computers, and other consumer electronics devices. Applications include biometric identification, computational photography, virtual and augmented reality, and natural user interfaces. Emerging applications for our lasers include automotive safety systems, LiDAR for advanced driver assistance systems in automobiles and autonomous vehicles, self-navigating robotics and drones in industrial applications, and 3D capture of objects coupled with 3D imaging or printing. In the industrial end-market, our diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Customers
During fiscal 2023, 2022, and 2021, net revenue generated from a single customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Apple	12.1%	28.7%	30.2%
Ciena	15.3%	12.6%	10.1%
Huawei	*	*	10.8%
Nokia	10.5%	*	*
*Represents less than 10% of total net revenue.

Trends
We believe the optical communications market has started to expand beyond a small number of very large service providers and is transitioning to a variety of open and captive networks created for in-house use by large video services, search engines and companies offering a variety of cloud computing services. We believe that the trend towards an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communications networks. For example, artificial intelligence and machine learning workloads require additional bandwidth compared to traditional computing workloads. Additionally, service providers also seek to decrease the total cost of ownership of their networks. To remain competitive, network operators worldwide must offer broader suites of digital services at competitive prices. To do this, they are migrating to Internet-protocol (“IP”) networks and expanding long-haul, metro regional and metro access networks, which effectively deliver broadband services, while lowering capital and operating costs of dense-wavelength-division multiplexing networks.
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
In the Telecom market, we provide transmission and transport solutions for optical networks that make up the backbone of the Telecom infrastructure, thereby enabling the internet, connections between cloud datacenters, and backhaul of data from wireless mobile networks. Transmission products, such as our tunable transponder, transceiver and transmitter modules, transmit and receive high-speed data signals at the ingress/egress points of networks. These products use dense wavelength division multiplexing (“DWDM”) technology to maximize the fiber transmission capacity while lowering the cost per bit to meet the needs of increasing internet and cloud demand. We also offer components including tunable lasers, receivers and modulators to address the higher end of these same network applications.
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
In the Datacom market, optical transceivers are used to connect servers, switches, routers and other information technology infrastructure critical for today’s internet applications, web services, video streaming, enterprise networks, artificial intelligence and machine learning and service provider solutions. The cloud data center market is one of the fastest growing markets in optical communications both in terms of network equipment investments and increasing volumes of higher speed optical transceivers. Additionally, the increased bandwidth needs of 5G wireless applications will drive growth in the volumes of high-speed optical transceivers. Historically, we have supplied optical transceivers, but we have shifted our strategy to supplying the underlying optical components, high-speed source lasers and receiver photo diodes used in optical transceivers to address these market segments.
For the 100G and higher data rates, we offer several source laser technologies to balance technical and commercial requirements. For high volume, short distance applications we developed our VCSELs, which are ideal for short reach applications because they enable low power, low-cost optical solutions that are highly scalable. For high-performance, longer distance applications we have our directly modulated laser (“DML”) and electro-absorption modulated laser (“EML”) chips supporting module applications with speeds from 10Gb/s through 800Gb/s. We also supply continuous wave (“CW”) lasers to customers utilizing silicon photonics to design and manufacture high speed datacom transceivers. Our individual lasers and compact laser arrays offer an innovative solution for the LANs, SANs, broadband internet, 5G Wireless and metro-area network as well as hyperscale datacenter applications.
Our imaging and sensing technology enables real time depth information to any photo or video image. This represents a fundamental transition for image capture akin to the transition from monochrome to color and gives devices the ability to see the world around them in three dimensions. The immediate applications include full body imaging for gaming, 3D scanning for space mapping, computational photography and facial recognition for security. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. 3D sensing can be applied to any device with a camera. The technologies to achieve accurate and stable 3D sensing are converging to laser-based solutions. We are a leading supplier of the critical laser illumination sources for 3D sensing systems being used in applications for gaming, computing, mobile devices, and home entertainment.
Strategy
In our OpComms segment, we are focused on technology leadership through innovation with our customers, cost leadership and functional integration. We endeavor to align the latest technologies with industry leading, scalable manufacturing and operations to drive the next phase of optical communications technologies and products for Telecom, Datacom, and Consumer and Industrial applications that are faster, more energy efficient, more agile and more reliable, making us a valuable business and technology partner for NEMs, network operators, consumer electronic companies, cloud service providers and data center operators.
Competition
We compete against various public and private companies providing optical communications components. Some of these competitors are also our customers.
Lasers
Markets
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, solar cell processing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
Our Lasers products are used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications.
We also provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor, LED, solar cells, and other types of chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of renewable energy, consumer electronics and connected devices globally.

Our portfolio of Lasers products includes components and subsystems used in a variety of OEM applications that range in output power from milliwatts to kilowatts and include ultraviolet, visible and infrared wavelengths. We support customer applications in the biotechnology, graphics and imaging, remote sensing, materials processing and other precision machining areas.
Customers
During fiscal 2023, 2022, and 2021, we did not have any single customer attributable to our Lasers segment that generated net revenue of 10% or more of our total net revenue for the applicable fiscal year.
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

Mergers and Acquisitions
We evaluate strategic opportunities regularly and, where appropriate, may acquire additional businesses, products, or technologies that are complementary to, or broaden the markets for our products. We believe we have strengthened our business model by expanding our addressable markets, customer base and expertise, diversifying our product portfolio and fortifying our core businesses through acquisitions as well as through organic initiatives. During fiscal 2023, we completed our merger with NeoPhotonics and the acquisition of IPG telecom transmission product lines. Refer to “Note 4. Business Combination” to the consolidated financial statements for additional information.
Research and Development
We devote substantial resources to research and development (“R&D”) for the development of new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.
In our OpComms segment, we are maintaining our capability to provide products throughout the network, while focusing on several important sub-segments. We continue to maintain strong investments in Telecom components and modules such as ROADMs and tunable devices needed for long-haul and metro markets, as well as high performance DML, EML, CW, and VCSEL chips for Datacom transceivers. We are also responding to our customers’ requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems and circuit packs. We are providing optical technology for 3D sensing systems that simplify the way that people interact with technology. These solutions are initially being used in consumer electronics, mobile device, automotive, and industrial applications.
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
In fiscal 2023, we expanded our manufacturing footprint with our merger with NeoPhotonics and acquisition of the IPG telecom transmission product lines. In light of these acquisitions, we have undertaken various initiatives to consolidate our manufacturing and operational sites.
Our significant contract manufacturing partners are located primarily in Thailand, Taiwan and Malaysia. We rely on the capabilities of our contract manufacturers to plan and procure components and manage the inventory in these locations.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for manufacturing and support of multiple product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements. We may not be able to procure these components from alternate sources at acceptable prices and quality within a reasonable time, or at all, therefore, the risk of loss or interruption of such supply could impact our ability to deliver certain products on a timely basis. Risks associated with reliance on third parties for the timely and reliable delivery of raw materials are discussed in greater detail in Item 1A “Risk Factors” of this Annual Report.
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of July 1, 2023, we owned approximately 1,000 U.S. patents and 1,100 foreign patents with expiration dates through 2043 and had approximately 660 patent applications pending throughout the world.
Seasonality
Our revenue may be influenced on a quarter-to-quarter basis by customer demand patterns and new product introductions. Some of our products may be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.

Backlog
Backlog consists of purchase orders for products for which we have assigned shipment dates.
As of July 1, 2023 and July 2, 2022, our backlog was $389.9 million and $594.0 million, respectively. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period. A significant portion of our revenue arises from vendor-managed inventory (“VMI”) arrangements where the timing and volume of customer utilization is difficult to predict. Products that are shipped through VMI are not included in our reported backlog amounts above.
Human Capital Resources
As of July 1, 2023, we employed approximately 7,500 full-time employees, including approximately 5,400 employees in manufacturing, 1,200 employees in R&D and 900 employees in SG&A. Of the 7,500 employees, approximately 26% are represented by three national collective bargaining agreements with local chapters in Slovenia, Italy and Brazil and three labor unions in China. One of the collective bargaining agreements will be subject to renewal in December 2023. We believe that our relations with both our union and non-union employees are solid.
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

Diversity, Inclusion & Belonging
As a global and multicultural company driven by innovation, Lumentum has been and continues to build a diverse and inclusive culture where differences are valued, and employees feel they belong. Lumentum’s focus on diversity, inclusion, and belonging is felt across the entire organization. We are committed to creating a diverse and welcoming workplace that includes employees with diverse backgrounds and experiences. Lumentum believes that employee and thought diversity delivers more innovation and ultimately better business results.
As part of our efforts to continue to ensure Lumentum’s practices support a culture of diversity we are committed to ensuring pay equity as a standard global practice, increasing the representation of underrepresented populations, increasing the percentage of women in all leadership positions, and developing a pipeline of future leaders through our early career hire initiatives for new employees. Our work is driven by a Diversity, Inclusion, and Belonging Council comprised of global representation from all of our business units and functions. Our diversity work is also enhanced by employee resource groups supporting women in North America, Switzerland, Slovenia, UK, Italy, and Japan, early career hires in North America and EMEA, Black, Asian American and Pacific Islander, LatinX in North America, LGBTQIA+, Persons with Disabilities, Working Parents, and our Veteran employees.

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
Global Trade
As our business operates in many global jurisdictions, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world which vary widely across different countries and may change from time to time. Such laws, rules and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or by requiring us to comply with laws concerning transfer and disclosure of sensitive or controlled technology. For example, the U.S. and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components. The consequences of any failure to comply with domestic and foreign trade regulations could limit our ability to conduct business in certain areas or with certain customers.
For additional information concerning regulatory compliance and a discussion of the risks associated with governmental regulations that may materially impact us, refer to Item 1A “Risk Factors” of this Annual Report.
International Operations
During fiscal 2023, 2022 and 2021, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped, represented 86.3%, 89.8% and 92.3% of net revenue, respectively. In certain circumstances customers may request shipment of our products to a contract manufacturer in one country, which may differ from the location of our end customers. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as presented above. Refer to “Note 18. Operating Segments and Geographic Information” to the consolidated financial statements. For information regarding risks associated with our international operations, refer to Item 1A “Risk Factors” of this Annual Report.
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
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, which could cause our actual results to be harmed, including risks regarding the following:
Risks Related to our Business
•unfavorable economic and market conditions;
•our reliance on a limited number of suppliers and customers;
•failure of banking institutions and liquidity concerns at other financial institutions;
•our backlog may not be an accurate indicator of our level and timing of future revenue;
•our gross margins and operating margins may vary overtime;
•challenges relating to supply chain constraints;
•changes in technology and intense competition;
•our ability to sell to a significant customer, as well as tariffs and other trade restrictions between the U.S. and China;
•the impact of the ongoing COVID-19 pandemic and responsive measures;
•our international operations structure;
•volatility and maintenance of our real property portfolio;
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
•our strategic transactions and implementation strategy for our acquisitions;
•changes in spending levels, demand and customer requirements for our products;
•restructuring and related charges;
•changes in tax laws;
•fluctuations in foreign currency;
•our future capital requirements;
•actual or perceived security or privacy breaches or incidents, as well as defects, errors or vulnerabilities in our technology and that of third-party providers;

•the unpredictability of our results of operations;
•our ability to protect our product and proprietary rights;
•factors relating to our intellectual property rights as well as the intellectual property rights of others; and
•litigation risks, including intellectual property litigation;
•our reliance on licensed third-party technology; and
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting
Risks Related to Human Capital
•our ability to hire and retain key personnel; and
•the effects of immigration policy on our ability to hire and retain employees
Risks Related to Legal, Regulatory and Compliance
•our ability to obtain government authorization to export our products; and
•changes in social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands
Risks Related to Our Common Stock
•the volatility of the trading price of our common stock;
•our ability to service our current and future debt;
•dilution related to our convertible notes;
•our intention not to pay dividends for the foreseeable future;
•provisions of Delaware law and our certificate of incorporation and bylaws that may make a merger, tender offer or proxy contest difficult; and
•exclusive forum provisions in our bylaws
Risks Related to Our Business
Our operating results may be adversely affected by unfavorable changes in macroeconomics and market conditions and the uncertain geopolitical environment.
Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve. Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by uncertainty in the banking and financial services sector, global supply chain constraints, inflation, and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, banking instability, capital expenditure reductions, unemployment, stock market volatility, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions.

Adverse changes to and uncertainty in the global economy has affected industries in which our customers operate and has resulted in decreases in the rate of demand, consumption or use of certain of our customers’ products which, in turn, may result in decreased demand for our products, revenue fluctuations, increased price competition for our products, and increased the risk of excess and obsolete inventories as well as higher overhead costs as a percentage of revenue. Additionally, customers who had built up large inventories when supply chains were tight are now bringing down inventories as supply constraints are easing and in some cases these customers have delayed projected shipments. These losses or delays of orders have harmed our revenue and profitability and future losses or delays may further harm our results of operations. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions have led and may continue to lead to increased costs and have harmed and may continue to harm our ability to meet customer demand, adversely affecting our revenue and profitability. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, our prospects for growth may be negatively impacted, and we may experience material and adverse impacts on our business, operating results, and financial condition.
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
Our financial results may be adversely affected due to changes in product demand impacted by recessions, inflation, increases in interest rates, stagflation and other economic conditions.
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
Additionally, we are also subject to risk from inflation and increasing market prices of certain components, supplies, and raw materials, which are incorporated into our products or used by our manufacturing partners or suppliers to manufacture our products. These components, supplies and commodities have from time to time become restricted, or general market factors and conditions have affected pricing of such components, supplies and raw materials (such as inflation or supply chain constraints), and future restrictions or market conditions impacting pricing may adversely affect our business and results of operations.

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
Our backlog may not be an accurate indicator of our level and timing of future revenues.
Our backlog may not be a reliable indicator of future operating results. For example, as a result of product order volume growth in prior periods and industry-wide supply challenges due to both constrained manufacturing capacity as well as shortages of component parts, our backlog grew and remained elevated in fiscal 2022 and 2023. As customer buying patterns normalize, order growth moderates, and supply chain conditions improve, we expect our backlog to reduce to a level generally in line with historical levels. Further, customer behaviors have been changing as a result of worldwide macroeconomic factors, which has reduced demand and may continue to reduce demand for certain of our products and services. If we are not able to respond to and manage the impact of these supply challenges and behavioral changes effectively, or if general macroeconomic conditions or conditions in the industries in which we operate deteriorate, our business, operating results, financial condition, and cash flows could be adversely affected.
We expect our gross margins and operating margins to vary over time.
We expect our product and gross margins are expected to vary, and margins may be adversely affected in the future by numerous factors, including, but not limited to, an increase or decrease in demand of our products, increased price competition in one or more of the markets in which we compete, modifications to our pricing strategy to gain or retain footprint in markets or with customers, currency fluctuations that impact our costs or the cost of our products to our customers, inflation, increases in material, labor, manufacturing, logistics, warranty costs, or inventory carrying costs, issues with manufacturing or component availability, issues relating to the distribution of our products, quality or efficiencies, increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand or underutilization of manufacturing capacity, warranty related issues, the impact of tariffs, or our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures. We have seen, and may continue to see, our gross margins negatively impacted by increases in component costs, logistics costs, elevated inventory balances, and inflationary pressures, as well as pricing pressure. Failure to sustain or improve our gross margins reduces our profitability and may materially and adversely affect our business, financial condition and results of operations.

Challenges relating to current supply chain constraints, including semiconductor components, could adversely impact our business, results of operations and financial condition.
Due to increased demand across a range of industries, our business and customers’ businesses have experienced and could experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages. These supply constraints have adversely affected and could further affect availability, lead-times and cost of components, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and have resulted in and may continue to result in an increase in accelerated ordering for certain of our products. As a result of accelerated ordering, our customers have had inventory backlog that they are now managing down, resulting in reduced ordering as compared to recent levels. Ordering patters may be difficult to predict and we have experienced and may continue to experience negative impacts to our revenue and profitability as well as our ability to achieve our forecasts.
We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products, and in the quantities requested by our customers; however, if we continue to experience disruption to our supply chain, it could impact our operations. For example, in the first half of fiscal year 2023, we incurred incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. Continued disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials could further delay or inhibit our ability to obtain supply of components and produce finished goods inventory. Although the impact of the COVID-19 pandemic is lessening, there can be no assurance that the supply chain impacts will not occur in the future. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business, results of operations and financial condition.
Changing technology and intense competition require us to continuously innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability.
The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions and enhancements, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business and we expect that these historical trends will continue. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs. Future demand for our products is uncertain and will primarily depend on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline which could adversely impact our business, results of operations and financial condition.
The market for optical communications products in particular has matured over time and these products have increasingly become subject to commoditization. Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we remain reliant on an integrated customer and market approach that anticipates end customer needs as requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for established legacy products. If we fail to continue to develop enhanced or new products that enable us to increase revenues while maintaining consistent margins, or over time are unable to adjust our cost structure to continue to competitively price more mature products, our financial condition and results of operations could be materially and adversely affected.

We rely on a limited number of customers for a significant portion of our sales; and the majority of our customers do not have contractual purchase commitments.
We have consistently relied on a small number of customers for a significant portion of our sales, and in certain of our markets, such as imaging and sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our financial performance in certain business lines and growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. Additionally, increased inventory at our customers has impacted our revenue, as our customers have decided to lower their inventory levels and these impacts are expected to continue in the near term and in future periods. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. For example, we have from time-to-time experienced excess and obsolete charges due to customer transitions to the next generation of products. We may also experience increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, or may experience financial difficulty which affects their ability to pay for products, particularly in light of the global macroeconomic uncertainty, and have done so from time to time, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and in recent periods have become increasingly focused on cash preservation and tighter inventory management.
In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, have led to decreased sales to such customers or delays or cancellations of planned purchases of our products or services, which has unfavorably impacted our revenues and operating results, and may continue to impact our business and results of operations. We may also experience pricing pressure with certain of our customers that may adversely affect our revenue and margins, or, if the ongoing relationship no longer benefits us, we may decide to suspend or terminate our relationship with such customers. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, which have impacted and could continue to materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity and incur charges for such underutilization, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.
Our ability to sell our products to a significant customer has been restricted.
In August 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. to items produced domestically and abroad from U.S. technology and software. The final rules prevent us from selling certain products to Huawei entities without a license issued subject to the Export Administration Regulations (“EAR”). Further, even if there are products unaffected by the rule or for which we are able to obtain an export license, Huawei may not be able to source products from other suppliers due to the final rules, which could impact Huawei’s demand for our products. We are dependent upon our ability to obtain export licenses, or exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and operating results.
Under the current regulatory regime, our business with Huawei has been and will continue to be more limited than it was in the past. For example, we have been unable to supply certain additional products and may be limited or unable to work with Huawei on future product developments while Huawei remains on the Entity List, which has negatively impacted our revenue from Huawei and may further negatively impact our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves.

We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 and thereafter, including the restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government has added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. In 2021, BIS added other China-based technology companies into the Entity List, including seven supercomputing companies in April 2021 and twenty-three more entities located in China in July 2021, thereby further expanding the scope of companies subject to trade restrictions. BIS makes periodic updates to the Entity List, with some recent additions tied to super computing and artificial intelligence.
We also manufacture customized products for Huawei, and therefore may be unable to sell certain finished goods inventory to alternative customers or may be unable to utilize such manufacturing capabilities for products for alternative customers, which may result in further excess and obsolete inventory charges and/or underutilized capacity charges in future periods. In addition, we sell various non-customized products to Huawei in which Huawei represents a significant portion of the related products’ demand.  We have taken charges, and may have significant future charges, for common components which become excess as a result of the inability to sell to Huawei. Future charges related to trade restrictions could be caused by either additional regulatory restrictions enacted with respect to Huawei, or revisions to our estimates of the impact from already-enacted restrictions.  Additional charges may also occur with respect to customized products that we manufacture for other customers in the event that such customers were to be added to the Entity List or otherwise if our ability to sell to such customers were restricted. We believe this trade uncertainty has caused and may in the future cause delays or cancellations, which could adversely affect our business, financial conditions and operating results.
Our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives has been affected, and may be materially and adversely affected by the effects of the COVID-19 pandemic and responsive actions thereto.
The COVID-19 pandemic and related countermeasures have, and may continue to have, an impact on the global economy and continues to cause macroeconomic uncertainty. Governmental authorities around the globe implemented, and may again in the future implement, numerous and evolving measures in response to the virus. We continue to monitor and evaluate the impact of the COVID-19 pandemic on our business operations on a regional, national, and global basis. We have reopened our facilities world-wide for office-based employees in a new office/hybrid model based on considerations regarding the health and safety of our employees and guidance of local and national governments. Although countries around the world largely reopened in 2022, there remains uncertainty and any future constraints, limitations or modifications imposed on our operations or business practices, or those of our suppliers, may limit our ability to meet customer demand, cause us to increase our safety stock of certain materials, reduce our productivity, slow or diminish our research and development activities, make our products less competitive, or cause our customers to seek alternative suppliers and delay customer qualification activities, any of which could harm our business, reduce our profitability or have a material and adverse effect on our financial condition and results of operations.
While the impact of the COVID-19 pandemic is lessening, we cannot provide any assurance that we will be able to successfully identify, manage and mitigate the economic disruption impacts of any future widespread health crises, including as a result of any variants of COVID-19. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures particularly in China); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility, including increasing levels of inflation in the United States; global economic conditions and levels of economic growth; and the ongoing pace of recovery as the COVID-19 pandemic subsides (including the availability and efficacy of treatments and vaccines and the impact of new variants on recovery). In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. While the effects of COVID-19 pandemic are lessening, the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and the situation remains highly dynamic. We have experienced and will continue to experience in subsequent periods, disruptions to our business that will adversely impact our business, financial condition and results of operations.

Intense competition in our markets may lead to an accelerated reduction in our prices, revenues, margins and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. As a result, the markets for optical subsystems, components and laser diodes are highly competitive and the intensity of such competition is increasing. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. As we expand into new markets, we face competition not only from our existing competitors, but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may not be able to compete successfully against either current or future competitors, particularly, in light of increasing consolidation. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Additionally, the merger or consolidation of significant competitors, for example, II-VI’s acquisition of Finisar in September of 2019 and its acquisition of Coherent in July, 2022, the acquisition of Acacia Communications by Cisco in March 2021, and the acquisition of OSRAM by AMS in December 2019, have resulted in competitors with greater resources, which may enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Our current or potential customers may also determine to develop and produce products for their own use which may be competitive to our products. Such vertical integration could reduce the market opportunity for our products. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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

•changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries or increase the cost to do so, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (such as the U.S. Department of Commerce’s addition of Huawei to the Entity List in May 2019, the addition of FiberHome in May 2020, amendment to the Foreign-Produced Direct Product Rule in August 2020 and the prohibition of export and sale of certain products to ZTE Corporation in early 2018)); the restrictions in China on the export of gallium and germanium; and increased tariffs on various products that have been proposed by the U.S. government and other non-U.S. governments;
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
•political developments, geopolitical unrest or other conflicts in foreign nations, including Brexit, the war in Ukraine and political developments in Hong Kong and Taiwan and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, changes in or delays in government budgeting processes, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations
Additionally, our business is impacted by fluctuations in local economies and currencies. Global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and have significant volume of local-currency denominated expenses have seen significant volatility. We expect such volatility to continue, which could negatively impact our results by making our non-U.S. operations more expensive when reported in U.S. dollars, primarily due to the costs of payroll.
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

Like most other multinational companies, we are also highly dependent upon the ability to ship products to customers and to receive shipments from our suppliers. In the event of a disruption in the worldwide or regional shipping infrastructure, our access to supplies and our ability to deliver products to customers would correspondingly be negatively impacted. As a result of shipping disruptions, we have experienced among other things, increased costs to ship products and delays in receiving components and any disruption in the future would likely materially and adversely affect our operating results and financial condition.
In addition to the above risks related to our international operations, we also face risks related to health epidemics, such as the COVID-19 pandemic. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have a material and adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers. For additional information regarding the impact of COVID-19 on our business, refer to the risk factor above titled “Our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives may be materially and adversely affected by the effects of the COVID-19 pandemic and responsive actions thereto.”
In the past, these and similar risks have disrupted our operations and the operations of our suppliers, customers and contract manufacturers and increased our costs, and we expect that they may do so in the future. Any or all of these factors could have a material and adverse impact on our business, financial condition, and results of operations.
We are subject to the risks of owning real property.
Our buildings subject us to the risks of owning real property, which include, but are not limited to:
•adverse changes in the value of these properties due to economic conditions, the movement by many companies to a hybrid work environment, interest rate changes, changes in the neighborhood in which the property is located, or other factors;
•the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;
•the potential disruption of our business and operations arising from or connected with a relocation due to moving or to renovating the facility;
•increased cash commitments for improvements to the buildings or the property, or both;
•increased operating expenses for the buildings or the property, or both; and
•the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and/or other natural disasters.
The manufacturing of our products may be adversely affected if we are unable to manufacture certain products in our manufacturing facilities or if our contract manufacturers and suppliers fail to meet our production requirements.
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, United Kingdom, and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time to time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, damage caused by natural disasters, or other problems or events beyond our control, including pandemics or widespread health epidemics such as COVID-19, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in regions in Asia, and we would be severely impacted if there were further escalation of COVID-19 or related restrictions imposed by governments or private industry in that region. For example, in the third quarter of fiscal 2022, we experienced a temporary factory closure in China as a result of an increase in the number of COVID-19 cases, as required by local government mandates.

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
Additionally, if operations at these contract manufacturers are adversely impacted, such as by natural disasters, or restrictions due to COVID-19 disruptions or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Our ability to control the quality of products produced by contract manufacturers has and may in the future be impaired by pandemics or widespread health epidemics disruptions such as COVID-19, and quality issues might not be resolved in a timely manner. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufacturers, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and adversely affect our results of operations and could harm our existing customer relationships.
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
In addition, for a variety of reasons, including changes in circumstances at our contract manufacturers, restrictions or inability to operate, or regarding our own business strategies, we may choose or be required to transfer the manufacturing of certain products to other manufacturing sites, including to our own manufacturing facilities. As a result of such transfers, our contract manufacturers may prioritize other customers or otherwise be unable or unwilling to meet our demand. There also may be delays with the transfer of manufacturing equipment and successfully setting up that equipment at the transfer sites and training new operators. If such transfers are unsuccessful or take a longer period of time than expected, it could result in interruptions in supply and supply chain and would likely impact our financial condition and results of operations.
Some of our purchase commitments with contract manufacturers are not cancellable which may impact our results of operations if customer forecasts driving these purchase commitments do not materialize and we are unable to sell the products to other customers. We may also incur charges if we do not utilize our allocated manufacturing capacity which would increase our costs and decrease our margins. Alternatively, our contract manufacturers may not be able to meet our demand which would inhibit our ability to meet our customers’ demands and maintain or grow our revenues. Furthermore, it could be costly and require a long period of time to move products from one contract manufacturer to another which could result in interruptions in supply and adversely impact our financial condition and results of operations.

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
Our products are complex, and defects and quality issues are found from time to time. Networking products in particular frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties, which may contain defects. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and manufacturing resources, and cause significant customer relation problems or loss of customers, or risk exposure to product liability suits, all of which would harm our business. Additionally, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material and adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.
Adverse changes in political, regulatory and economic policies, including the threat of increasing tariffs, particularly to goods traded between the United States and China, could materially and adversely affect our business and results of operations.
Regulatory activity, such as tariffs, export controls, and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations and financial condition. Since the beginning of 2018, there has been rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since 2018, the United States and China applied or proposed to apply tariffs to certain of each other’s exports, and we expect these actions to continue for the foreseeable future. Adverse regulatory activity, such as export controls, economic sanctions and the institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States has recently announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. In May 2023, the Cyberspace Administration of China banned the sale of Micron's products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Furthermore, imposition of tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the demand for, or sales of our products to customers located in China or other customers selling to Chinese end users or increase the cost for our products, which would directly impact our business and results of operations.
We face a number of risks related to our strategic transactions.
We continuously monitor the marketplace for strategic opportunities, which includes expanding our product lines and markets through both internal product development and acquisitions. Consequently, we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions, such as our merger with NeoPhotonics and the acquisition of IPG telecom transmission product lines in August 2022, as well as acquire complementary technologies, products, assets and businesses. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to competition, regulatory requirements or restrictions or other reasons, as occurred with the termination of our merger agreement with Coherent in March 2021. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
We have in the past, and may in the future, divest or reduce our investment in certain businesses or product lines from time to time. For example, in the fiscal year 2019, we completed the divestiture of our Datacom module business in Japan, and in fiscal year 2020 we sold the assets associated with certain Lithium Niobate product lines manufactured by our San Donato, Italy site. Such divestitures involve risks, such as difficulty separating portions from our other businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
If we are unable to successfully manage any of these risks in relation to any future acquisitions or divestitures, our business, financial condition and results of operations could be adversely impacted.
We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.
To the extent we are successful in making acquisitions, such as our merger with NeoPhotonics and the acquisition of IPG telecom transmission product lines, we may be unsuccessful in implementing our acquisitions strategy, or integrating acquired companies, businesses or product lines and personnel with existing operations, or the integration may be more difficult or more costly than anticipated. Some of the challenges involved integrating businesses and acquisitions include:
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
•unexpected expenses for cost of litigation against us or our directors and officers, or against the acquired company;
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
We may not realize the expected benefits of our acquisitions or strategic transactions, or be able to retain those benefits even if realized.
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
During fiscal 2023, the Company completed an international restructuring that included the intra-entity transfer of certain intellectual property and other assets used in the business among various subsidiaries. This structure may be challenged by tax authorities, and if such challenges are successful, the tax consequence we expect to realize could be adversely impacted. If substantial modifications to our international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could have a material adverse effect on our operating and financial results.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) and the CHIPS and Science Act of 2022. These laws introduce new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations. While we are not currently expecting a material impact to our provision for income taxes by the 15% corporate alternative minimum tax under the IRA, it could materially affect our financial results, including our earnings and cash flow, if we become subject to this tax in the future.
Many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two, which was agreed to by more than 140 member jurisdictions in 2021 and adopted by European Union member states on December 12, 2022 to go into effect in 2024. Other countries including the United Kingdom, Switzerland, Canada, Australia and South Korea are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
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
We are also subject to the continuous examination of our income tax and other returns by the Internal Revenue Service and other tax authorities globally, and we have a number of such reviews underway at any time. It is possible that tax authorities may disagree with certain positions we have taken, and an adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. There can be no assurance that the outcomes from such examinations, or changes in tax law or regulation impacting our effective tax rates, will not have an adverse effect on our business, financial condition and results of operations.

Our operating results may be subject to volatility due to fluctuations in foreign currency.
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in the U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-U.S. manufacturing footprint has expanded. We continue to look for opportunities to leverage the lower cost of non-U.S. manufacturing, including the United Kingdom, Thailand, and Japan. While these geographies are lower cost than the U.S. and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-U.S. manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs including the cost of local operating expenses and procurement of materials or services that we purchase in foreign currencies, as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. Global economic volatility has had a significant impact on the exchange markets, which heightened this risk, and we expect the higher level of volatility in foreign exchange markets will likely continue.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could materially and adversely affect our operating and financial results. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of 2024 Notes. In December 2019, we issued and sold a total of $1,050 million in aggregate principal amount of 2026 Notes. In March 2022, we issued and sold a total of $861 million aggregate principal amount of 2028 Notes. In June 2023, we issued and sold a total of $603.7 million aggregate principal amount of 2029 Notes. We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, uncertainty in the macroeconomic environment, increasing interest rates and other factors have resulted in volatility in the capital markets and less favorable financing terms. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
If we fail to effectively manage our growth or, alternatively, our spending during downturns, our business could be disrupted, which could harm our operating results.
Over the last several years, we have rapidly increased in size. As a result, we have had to, and expect in the future to continue to need to, appropriately scale our business, internal systems and organization, and to continue to improve our operational, financial and management controls, reporting systems and procedures. Growth in sales, combined with the challenges of managing geographically dispersed operations, can place a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain. The failure to effectively manage our growth could disrupt our business and harm our operating results, and even if we are able to upgrade our systems and expand our staff, any such expansion will likely be expensive and complex. Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. In economic downturns, we must effectively manage our spending and operations to ensure our competitive position during the downturn, as well as our future opportunities when the economy improves, remains intact. The failure to effectively manage our spending and operations could disrupt our business and harm our operating results.

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
Our business depends significantly on effective and efficient information management systems, and the reliability and security of our information technology infrastructure are essential to the operation, health and expansion of our business. For example, the information gathered and processed by our information management systems assists us in managing our supply chain, financial reporting, monitoring customer accounts, and protecting our proprietary and confidential business information, plans, trade secrets, and intellectual property, among other things. In addition, these systems may contain personal data or other confidential or otherwise protected information about our employees, our customers’ employees, or other business partners. We must continue to expand and update this infrastructure in response to our changing requirements as well as evolving security standards and risks.
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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, or acquisition or other processing of confidential or other information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, cybersecurity researchers have warned of increased risks of cyber-attacks, in connection with the war between Russia and Ukraine. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and China’s Personal Information Protection Law, add to the complexity of our compliance obligations and increases our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.

Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these or other types of attacks, errors or acts of omissions. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party service providers could result in disruptions to our operations and loss or unavailability of, or unauthorized access or damage to, inappropriate access to, or use, disclosure or other processing of confidential information and other information maintained or otherwise processed by us on our behalf. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft or misappropriation of our intellectual property and trade secrets, result in claims, investigations, and other proceedings by or before regulators, and claims, demands and litigation, legal obligations or liability, affect our relationships with our customers, require us to bear significant remediation and other costs and ultimately harm our business, financial condition and operating results. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by disruptions or security breaches or incidents. Our costs incurred in efforts to prevent, detect, alleviate or otherwise address cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and such efforts may not be successful. All of these costs, expenses, liability and other matters may not be covered adequately by insurance and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.
Our revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors, which makes predicting financial results difficult.
Spending on optical communication and laser products is subject to cyclical and uneven fluctuations, which could cause our financial results to fluctuate unpredictably. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future, particularly as we or they release new or enhanced products. We are also subject to changes in buying patterns among our OEM partners and other customers, including unpredictable changes in their desired inventory levels. Further, if our revenue mix changes, it may also cause results to differ from historical seasonality. Accordingly, our quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics have and may in the future vary significantly in the future. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market in which we operate make prediction of and timely reaction to such events difficult. Due to these and other factors, the results of any prior periods should not be relied upon as an indication of future performance.
If we have insufficient proprietary rights or if we fail to protect our rights, our business would be materially harmed.
We seek to protect our products and product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive; therefore, the steps we take to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing technologies that are similar to our own. Additionally, there may be existing patents that we are unaware of, which could be pertinent to our business. It is not possible for us to know whether there are patent applications pending that our products might infringe upon since these applications are often not made publicly available until a patent is issued or published. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours, or such patents could be invalidated or ruled unenforceable. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protections. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee for a number of third-party technologies including software and intellectual property rights from academic institutions, our competitors and others, and we are required to pay royalties to these licensors for the use thereof. In the future, if such licenses are unavailable or if we are unable to obtain such licenses on commercially reasonable terms, we may not be able to rely on such third-party technologies which could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results.

We also seek to protect our important trademarks by endeavoring to register them in certain countries. We have not registered our trademarks in every country in which we sell or distribute our products, and thus others may be able to use the same or confusingly similar marks in countries where we do not have trademark registrations. We have adopted Lumentum as a house trademark and trade name for our company and are in the process of establishing rights in this name and brand. We have also adopted the Lumentum logo as a house trademark for our company and are in the process of establishing rights in this brand. Trademarks associated with the Lumentum brand have been registered in the United States or other jurisdictions, however, the efforts we take to maintain registration and protect trademarks, including the Lumentum brand, may not be sufficient or effective. Although we have registered marks associated with the Lumentum brand, third parties may seek to oppose or otherwise challenge these registrations. There is the possibility that, despite efforts, the scope of the protection obtained for our trademarks, including the Lumentum brand, will be insufficient or that a registration may be deemed invalid or unenforceable in one or more jurisdictions throughout the world.
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

We are now, and in the future, may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages or restrictions on or changes to our business. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, refer to “Part I, Item 3. Legal Proceedings,” and “Note 17. Commitments and Contingencies” to the consolidated financial statements.
Our products incorporate and rely upon licensed third-party technology, and if licenses of third-party technology do not continue to be available to us or are not available on terms acceptable to us, our revenues and ability to develop and introduce new products could be adversely affected.
We integrate licensed third-party technology into certain of our products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open-source software, may result in our inability to continue to use such license. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could potentially require us to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.
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
Our future success depends upon our ability to recruit and retain the services of executive, engineering, manufacturing, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or salespeople specializing in the service provider, enterprise and commercial laser markets, is limited and competition for such individuals is intense. Competition is particularly intense in certain jurisdictions where we have research and development centers, including Silicon Valley, and for engineering talent generally. Also, as a result of COVID-19, employees in our industries are increasingly able to work remotely, which has increased employee mobility and turnover, making it difficult for us to retain or hire employees. Further, to attract and retain top talent, we have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees. There can be no assurance that the programs, initiatives, rewards and recognition that are part of our people strategy will be successful in attracting and retaining the talent necessary to execute on our business plans. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future, particularly during the integration of acquisitions, or delays in hiring required personnel and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products. Similarly, the failure to properly manage the necessary knowledge transfer required for employee transitions could impact our ability to maintain industry and innovation leadership. The loss of members of our management team or other key personnel could be disruptive to our business and, were it necessary, it could be difficult to replace such individuals. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our business, financial condition and results of operations may be harmed.
Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies and global events such as COVID-19 may interfere with our ability to hire or retain workers who require visas or entry permits. For example, numerous U.S. Embassies suspended or delayed the processing of new visa applications for a period of time during the pandemic due to COVID-19 related concerns impacting embassy operations and staffing. Additional changes in immigration laws, regulations or procedures, including those that have been and may be enacted in the future by the U.S. government and in the United Kingdom or the European Union in connection with Brexit or the war in Ukraine, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.

Risks Related to Legal, Regulatory and Compliance
Our sales may decline if we are unable to obtain government authorization to export certain of our products, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the EAR administered by the BIS, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF-over-fiber products, as well as certain products and technical data, are developed with government funding, and are currently subject to ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.
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
We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments, and other matters, in our annual Corporate Social Responsibility Report, on our website, in certain filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, for any revisions to them, or for our disclosures related to such matters, or for our policies and practices related to these matters. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise materially harm our business.
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

From time-to-time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. These regulations and similar legislation may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials, which could have an adverse impact on the performance of our products, add greater testing lead-times for product introductions or other similar effects. We believe we comply with all such legislation where our products are sold, and we continuously monitor these laws and the regulations being adopted under them to determine our responsibilities.
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
We are also subject to laws and regulations to our collection and other processing of personal data of our employees, customers and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. Brazil passed the General Data Protection Law that became effective in August 2020 to regulate processing of personal data of individuals, which also provides for substantial penalties for noncompliance. Additionally, California has the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA amends and augments the CCPA, including by expanding individuals’ rights and the obligations of businesses that handle personal data. Similar legislation has been proposed or adopted in several other states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects and impact of these or other laws and regulations relating to privacy and data protection are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.
Further, the United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation referred to as the UK GDPR, which provides for substantial penalties, similar to the GDPR. Aspects of United Kingdom data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to data transfers between the United Kingdom and other jurisdictions. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding data transfers. We may find it necessary to make further changes to our handling of personal data of residents of the European Economic Area, Switzerland and the United Kingdom, each of which may require us to incur significant costs and expenses.

Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements, or other actual or asserted obligations relating to privacy, data protection or information security could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries, investigations and other legal proceeds, legal claims, demands and litigation and other obligations and liabilities. Furthermore, the legal and regulatory requirements that are applicable to our business are subject to change from time to time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance. Additionally, we may be required to ensure that our suppliers comply with applicable laws and regulations. If we or our suppliers fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
Our stock price may be volatile and may decline regardless of our operating performance.
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE”. The market price of our common stock has fluctuated and may fluctuate significantly due to a number of factors, some of which may be beyond our control and may often be unrelated or disproportionate to our operating performance. These include:
•general economic and market conditions and other external factors;
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
Servicing our existing and future indebtedness, including the 2024 Notes, 2026 Notes, 2028 Notes and 2029 Notes (collectively referred to as “the convertible notes”) may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the convertible notes and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness under the convertible notes, or to make cash payments in connection with any conversion of the convertible notes or upon any fundamental change if holders of the applicable series of the convertible notes require us to repurchase their convertible notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our debt obligations under the convertible notes;
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
If the convertible notes are converted by holders of such series, we have the ability under the applicable indenture to deliver cash, common stock, or any combination of cash or common stock, at our election upon conversion of the applicable series of the convertible notes. If we elect to deliver common stock upon conversion of the convertible notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the convertible notes may engage in short selling to hedge their position in the convertible notes. Anticipated future conversions of the convertible notes into shares of our common stock could depress the price of our common stock.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and eleven other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices and manufacturing facilities. Our current corporate headquarters, which we own, is approximately 238,000 square feet and located in San Jose, California. As of July 1, 2023, our leased and owned properties in total are approximately 3,100,000 square feet, of which we own approximately 1,964,000 square feet, including the 1,173,000 square feet manufacturing sites in Thailand, the 250,000 square feet manufacturing sites in China, the 238,000 square feet on the San Jose campus, the 130,000 square feet manufacturing and R&D site in Japan, and the 173,000 square feet manufacturing and R&D sites in Slovenia. Leased sites include properties located in Canada, China, Italy, Japan, Switzerland, Taiwan, the United Kingdom, the United States, Brazil and South Korea. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

From time to time we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. As such, we regularly evaluate developments in legal matters that could affect the amount of the previously accrued liability and record adjustments as appropriate. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Should we experience an unfavorable final outcome, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable. For a description of our material pending legal proceedings, refer to “Note 17. Commitments and Contingencies” to the consolidated financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Stock Market under the symbol “LITE”. According to records of our transfer agent, we had 2,165 stockholders of record as of August 16, 2023, and we believe there is a substantially greater number of beneficial holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the NASDAQ Composite Index (the “IXIC”) and the NASDAQ 100 Technology Sector Index (the “NDXT”) from market close on July 3, 2017 (the last trading day before the beginning of our fifth preceding fiscal year) through July 1, 2023. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Recent Sale of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the fourth quarter of fiscal 2023 (in millions, except share and per share amounts):

Period	Total number of shares purchased (1) (2)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs
April 2, 2023 to April 29, 2023	—	$—	—	$584.5
April 30, 2023 to May 27, 2023	337,437	$43.99	337,437	$569.6
May 28, 2023 to July 1, 2023 (2)	2,336,485	$53.49	2,336,485	$569.6
Total	2,673,922	$52.29	2,673,922	$569.6
(1) On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024. On April 5, 2023, our board of directors approved a further increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.2 billion (an increase from $1.0 billion) to purchase our own shares of common stock through May 2025, but may be suspended or terminated at any time.

(2) Separate from our share buyback program and concurrent with the issuance of the 2029 Notes, we repurchased approximately 2.3 million shares of our common stock in privately negotiated transactions in the fourth quarter of fiscal 2023. The average price paid was approximately $53.49 per share for an aggregate purchase price of approximately $125.0 million. These shares were retired immediately.

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
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast-growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed Datacom transceivers. In the Consumer and Industrial market, our OpComms products include laser light sources, which are integrated into 3D sensing platforms being used in applications for mobile devices, gaming, computers, and other consumer electronics devices. New emerging applications include virtual and augmented reality, as well as automotive and industrial segments. Our products include vertical cavity surface emitting lasers (“VCSELs”) and edge emitting lasers which are used in 3D sensing depth imaging systems. These systems simplify the way people interact with technology by enabling the use of natural user interfaces. Systems are used for biometric identification, surveillance, and process efficiency, among numerous other application spaces. Emerging applications for this technology include various mobile device applications, autonomous vehicles, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing. In addition, our industrial diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Lasers
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, solar, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
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

We also provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor, LED, solar cells, and other types of chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of renewable energy, consumer electronics and connected devices globally.
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that will increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. We expect that the accelerating shift to digital and virtual approaches to many aspects of work and life will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new challenges that our technology addresses. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser-based approaches, including the types of lasers Lumentum supplies. Laser-based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Frictionless and contactless biometric security and access control is of increasing focus globally given the world’s experience with the COVID-19 pandemic. Additionally, we expect 3D-enabled machine vision solutions to expand significantly in industrial applications in the coming years.
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

Mergers and Acquisitions
NeoPhotonics Merger
On August 3, 2022 (the “Closing date”), we completed our merger with NeoPhotonics Corporation (“NeoPhotonics”). The addition of NeoPhotonics expands our opportunities in some of the fastest growing markets for optical components used in cloud and telecom network infrastructure. The integrated company is better positioned to serve the needs of a global customer base who are increasingly utilizing photonics to accelerate the shift to digital and virtual approaches to work and life, the proliferation of IoT, 5G, and next-generation mobile networks, and the transition to advanced cloud computing architectures.
Under the terms of the merger agreement, NeoPhotonics stockholders received $16.00 per share for each of the NeoPhotonics common stock they own at the Closing date. As a result, we paid $867.3 million of cash consideration to shareholders of NeoPhotonics on the Closing date.
As contemplated by the merger agreement, on January 14, 2022, Lumentum and NeoPhotonics entered into a credit agreement where Lumentum agreed to make term loans (“loans”) to NeoPhotonics in an aggregate principal amount not to exceed $50.0 million to help fund capital expenditures and increase working capital associated with NeoPhotonics’ growth plans. During fiscal 2022, we funded a $30.0 million loan request to NeoPhotonics. On August 1, 2022, we funded an additional $20.0 million loan request to NeoPhotonics. The interest was payable monthly in arrears on the first day of each month. The loans would have matured on January 14, 2024, unless earlier repaid or accelerated. The $50.0 million loans in aggregate were not settled at the Closing date, and therefore, were included as part of the total purchase price consideration.
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
The total transaction consideration of $934.4 million was funded by the cash balances of the combined company. We also recorded $28.7 million of merger-related costs, representing professional and other direct acquisition costs. Of the $28.7 million of merger-related costs, $8.3 million was incurred in fiscal year 2022 and $20.4 million was incurred in fiscal year 2023, which was recorded as selling, general and administrative expense in the consolidated statements of operations.
Acquisition of IPG Photonics’ Telecom Transmission Product Lines
On August 15, 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG telecom transmission product lines”) that develop and market products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (“DSPs”), ASICs and optical transceivers. This acquisition enables us to expand our business in the OpComms segment. The total purchase price of $55.9 million was paid in cash. Refer to “Note 4. Business Combination” to the consolidated financial statements for additional information.
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
Impact of COVID-19 to Our Business
We continue to monitor the COVID-19 pandemic and actively assess potential implications to our business, supply chain, customer fulfillment sites, support operations and customer demand. We also continue to take appropriate measures to protect the health and safety of our employees and to create and maintain a safe working environment. While the effects of the COVID-19 pandemic have been lessening, if the adverse effects of COVID-19 or related responses of business or governments become more severe and prevalent or prolonged in the locations where we, our customers, suppliers or contract manufacturers conduct business, our business and results of operations could be materially and adversely affected in the future periods.
For more information on risks associated with the COVID-19 outbreak and regulatory actions, refer Item 1A “Risk Factors” of this Annual Report.

Supply Chain Constraints
Our business and our customers’ businesses have been negatively impacted by worldwide logistics and supply chain issues, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. Although the supply chain constraints have improved in the latter half of fiscal 2023, these shortages impacted our ability to meet demand and generate revenue from certain products in fiscal 2022 and fiscal 2023. If these shortages happen again in the future, they will impact our ability to supply our products to our customers and may reduce our revenue and profit margin. In addition, if our customers are unable to procure needed semiconductor components, this could reduce their demand for our products and reduce our revenue. The impact of semiconductor component shortages may continue in the near term with the exhaustion of supplier and customer buffer inventories and safety stocks. Due to the global supply chain constraints, we had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
In addition, in response to component shortages, certain of our customers accumulated inventory that they are now managing down as supply conditions improve. Accordingly, ordering patterns are difficult to predict and have declined from recent periods. For example, in the third quarter of fiscal 2023, a significant network equipment manufacturer informed us that due to their inventory management, it would not take the shipments we had originally projected for the quarter. These trends continued through the end of fiscal 2023 and we expect some level of inventory management by our customers will continue to impact our business during fiscal 2024.
For more information on risks associated with supply chain constraints and customer inventory, refer to Item 1A “Risk Factors” of this Annual Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”). We also consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Inventory Valuation
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Inventory Valuation
Our inventories are recorded at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventories on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted demand to the lower of their cost or estimated net realizable value.
Our estimates of forecasted demand are based upon our analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventories previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Our inventories are sensitive to technical obsolescence in the near term due to the use in industries characterized by the continuous introduction of new product lines, rapid technological advances, and product obsolescence. Based on certain assumptions and judgments made from the information available at that time, we determine the amount of allowance for potential inventory obsolescence. If these estimates and related assumptions or the market changes, we may be required to record additional reserves. Historically, actual results have not varied materially from our estimates.
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
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by us from a customer and deposited with the relevant government authority, are excluded from revenue.
Our revenue arrangements do not contain significant financing components as our standard payment terms are less than one year.
If a customer pays consideration, or we have a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred revenue or deposits received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or it is due, whichever is earlier.
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
Warranty
Hardware products regularly include warranties to the end customers such that the product continues to function according to published specifications. We typically offer a twelvemonth warranty for most of our products. However, in some instances depending upon the product, specific market, product line and geography in which we operate, and what is common in the industry, our warranties can vary and range from six months to five years. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified.

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
Contract Balances
We record accounts receivable when we have an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where we have unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits and are included in other current liabilities within our consolidated balance sheet. Payment terms vary by customer. The time between invoicing and when payment is due is not significant.
The following table reflects the changes in contract balances as of July 1, 2023 (in millions, except percentages):

Contract balances	Balance sheet location	July 1, 2023	July 2, 2022	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$246.1	$262.0	$(15.9)	(6.1)%
Deferred revenue and customer deposits	Other current liabilities	$2.1	$—	$2.1	100.0%
Disaggregation of Revenue
We disaggregate revenue by geography and by product. Refer to “Note 19. Revenue Recognition” to the consolidated financial statements for a presentation of disaggregated revenue. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our Chief Operating Decision Maker (“CODM”) to manage the business.
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carry-back is permitted under the law, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.

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
Our income tax provision is highly dependent upon the geographic distribution of our worldwide earnings or losses, tax laws and regulations in various jurisdictions, tax incentives, the availability of tax credits and loss carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings and tax audits.
The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.
Business Combinations
In accordance with the guidance for business combinations, we determine whether a transaction or event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and noncontrolling interest, if any, in the acquired entity. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.
We allocate the fair value of purchase consideration to assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We make significant estimates and assumptions to determine assets acquired and liabilities assumed, in particular intangible assets and pre-acquisition contingencies, as applicable.
Critical estimates in valuing intangible assets include, but are not limited to, discount rates and future expected cash flows from customer relationships, acquired developed technology and acquired in-process research and development assets. Our estimates of fair value are based upon assumptions using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from these estimates.
We may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether these contingencies should be included as a part of the fair value of assets acquired and liabilities assumed and, if so, the amounts to be included.
Certain estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts to our preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities, whichever is earlier, the adjustments will affect our earnings. Although we believe that the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill and Intangible Assets - Impairment Assessment
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
If we determine that, as a result of the qualitative assessment, it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative test by estimating the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, we record goodwill impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its fair value, not to exceed the carrying amount of goodwill. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables.
We make judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. In such situations, we are required to evaluate whether the net book values of our finite lived intangible assets are recoverable. We determine whether finite lived intangible assets are recoverable based upon the forecasted future cash flows that are expected to be generated by the lowest level associated asset grouping. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective and include, among others, forecasted undiscounted cash flows to be generated by certain asset groupings. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” to the consolidated financial statements.

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected consolidated statements of operations items as a percentage of net revenue:

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Segment net revenue:
OpComms	88.2%	88.7%	93.0%
Lasers	11.8	11.3	7.0
Net revenue	100.0	100.0	100.0
Cost of sales	63.0	50.3	51.5
Amortization of acquired developed intangibles	4.8	3.7	3.5
Gross profit	32.2	46.0	44.9
Operating expenses:
Research and development	17.4	12.9	12.3
Selling, general and administrative	19.7	15.5	13.9
Restructuring and related charges	1.6	(0.1)	0.4
Merger termination fee and related costs, net	—	—	(11.9)
Total operating expenses	38.7	28.3	14.7
Income (loss) from operations	(6.5)	17.7	30.2
Interest expense	(2.0)	(4.7)	(3.8)
Other income, net	2.8	0.7	0.2
Income (loss) before income taxes	(5.7)	13.7	26.6
Income tax provision	1.7	2.1	3.8
Net income (loss)	(7.4)%	11.6%	22.8%

Financial Data for Fiscal 2023, 2022, and 2021
The following table summarizes selected consolidated statements of operations items (in millions, except for percentages):

	2023	2022	Change	Percentage Change	2022	2021	Change	Percentage Change
Segment net revenue:
OpComms	$1,557.8	$1,518.5	$39.3	2.6%	$1,518.5	$1,620.7	$(102.2)	(6.3)%
Lasers	209.2	194.1	15.1	7.8	194.1	122.1	72.0	59.0
Net revenue	$1,767.0	$1,712.6	$54.4	3.2%	$1,712.6	$1,742.8	$(30.2)	(1.7)%

Gross profit	$569.0	$788.6	$(219.6)	(27.8)%	$788.6	$783.1	$5.5	0.7%
Gross margin	32.2%	46.0%			46.0%	44.9%

Research and development	$307.8	$220.7	$87.1	39.5%	$220.7	$214.5	$6.2	2.9%
Percentage of net revenue	17.4%	12.9%			12.9%	12.3%

Selling, general and administrative	$348.8	$265.7	$83.1	31.3%	$265.7	$241.4	$24.3	10.1%
Percentage of net revenue	19.7%	15.5%			15.5%	13.9%

Restructuring and related charges	$28.1	$(1.1)	$29.2	N/A	$(1.1)	$7.7	$(8.8)	(114.3)%
Percentage of net revenue	1.6%	(0.1)%			(0.1)%	0.4%

Merger termination fee and related costs, net	$—	$—	$—	—%	$—	$(207.5)	$207.5	N/A
Percentage of net revenue	—%	—%			—%	(11.9)%
Net Revenue
Net revenue increased by $54.4 million, or 3.2%, during fiscal 2023 as compared to fiscal 2022, due to a $39.3 million increase in OpComms revenue and a $15.1 million increase in Lasers revenue.
Within OpComms, Telecom and Datacom increased by $315.8 million primarily due to $340.4 million of revenue attributable to the NeoPhotonics acquisition. Additionally, the supply chain shortage in fiscal 2022 was partially relieved, allowing us to meet more customer demand during fiscal 2023. The increase was offset by $67.8 million decrease in Datacom due to reduction in demand associated with inventory management and build-up at our customers and slowing of cloud data center customer capital spending. Industrial and Consumer decreased by $276.5 million primarily due to higher market competition and reflects share normalization in the market.
Lasers net revenue increased by $15.1 million, or 7.8%, during fiscal 2023 as compared to fiscal 2022, primarily due to a return in customer demand for our kilowatt class fiber lasers following a recovery in industrial production earlier in fiscal 2023.
Net revenue decreased by $30.2 million, or 1.7%, during fiscal 2022 as compared to fiscal 2021 due to a $102.2 million decrease in OpComms revenue, partially offset by a $72.0 million increase in Lasers revenue.
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

During our fiscal 2023, 2022 and 2021, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Apple	12.1%	28.7%	30.2%
Ciena	15.3%	12.6%	10.1%
Huawei	*	*	10.8%
Nokia	10.5%	*	*
*Represents less than 10% of total net revenue.
Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific, and EMEA (Europe, Middle East, and Africa). Net revenue is assigned to the geographic region and country where our product is initially shipped to. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that represented 10% or more of our total net revenue (in millions, except percentage data):

	Years Ended
	July 1, 2023		July 2, 2022		July 3, 2021
Net revenue:
Americas:
United States	$241.3	13.7%	$173.9	10.2%	$133.4	7.7%
Mexico	180.0	10.2	160.9	9.4	134.8	7.7
Other Americas	9.3	0.5	12.1	0.7	12.1	0.7
Total Americas	$430.6	24.4%	$346.9	20.3%	$280.3	16.1%

Asia-Pacific:
Thailand	$269.0	15.2%	$102.3	5.9%	$116.8	6.7%
Hong Kong	246.7	14.0	458.2	26.7	546.3	31.3
South Korea	170.2	9.6	265.2	15.5	240.0	13.8
Japan	179.5	10.2	181.2	10.6	114.7	6.6
Other Asia-Pacific	276.3	15.6	242.4	14.2	304.5	17.5
Total Asia-Pacific	$1,141.7	64.6%	$1,249.3	72.9%	$1,322.3	75.9%

EMEA	$194.7	11.0%	$116.4	6.8%	$140.2	8.0%

Total net revenue	$1,767.0		$1,712.6		$1,742.8
During fiscal 2023, 2022 and 2021, net revenue from customers outside the United States, based on customer shipping location, represented 86.3%, 89.8% and 92.3% of net revenue, respectively.
Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and a focus for net revenue growth opportunities. However, regulatory and enforcement actions by the United States and other governmental agencies, as well as changes in tax and trade policies and tariffs, have impacted and may continue to adversely impact net revenue from customers outside the United States.

Gross Margin and Segment Gross Margin
The following table summarizes segment gross profit and gross margin for fiscal 2023, 2022 and 2021 (in millions, except for percentages):

	Gross Profit			Gross Margin
	Years Ended			Years Ended
	2023	2022	2021	2023	2022	2021
OpComms	$665.5	$780.9	$830.2	42.7%	51.4%	51.2%
Lasers	98.0	102.1	57.3	46.8%	52.6%	46.9%
Segment total	$763.5	$883.0	$887.5	43.2%	51.6%	50.9%
Unallocated corporate items:
Stock-based compensation	(30.1)	(20.8)	(19.2)
Amortization of acquired intangibles	(84.4)	(62.9)	(61.7)
Amortization of inventory fair value adjustments	(17.8)	—	—
Inventory and fixed asset write down due to product line exits	—	(0.1)	(0.4)
Integration related costs	(12.1)	—	—
Intangible asset write-off (1)	(6.8)	—	—
Other charges, net (2)	(43.3)	(10.6)	(23.1)
Total	$569.0	$788.6	$783.1	32.2%	46.0%	44.9%
(1) During fiscal 2023, we recorded $6.8 million of write-off of developed technologies acquired from IPG, primarily due to product discontinuation as well as changes in customer demand.
(2) Other charges of unallocated corporate items during fiscal 2023 primarily relate to $32.5 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand and $2.7 million of excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in customer demand.
Other charges of unallocated corporate items during fiscal 2022 primarily relate to $14.0 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, offset by a $5.9 million gain from selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
Other charges of unallocated corporate items during fiscal 2021 primarily relate to costs of transferring product lines to new production facilities, including Thailand, of $6.9 million, excess and obsolete inventory charges of $7.7 million driven by U.S. trade restrictions and the related decline in customer demand, and fixed asset write-off of $5.0 million associated with excess capacity related to our Fiber laser business.
The unallocated corporate items for the periods presented include the effects of amortization of acquired developed technologies and other intangibles, share-based compensation and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Gross Margin
Gross margin in fiscal 2023 decreased to 32.2% from 46.0% in fiscal 2022, primarily driven by lower gross margin from our OpComms segment, as discussed further below. The lower gross margin was also driven by an aggregate $21.5 million higher amortization of intangible assets due to the NeoPhotonics merger and the acquisition of IPG telecom transmission product lines, $18.5 million higher incremental cost of sales related to components previously acquired from various brokers to satisfy customer demand, $17.8 million of amortization of acquired inventory step-up, and $17.4 million higher inventory excess and obsolete charges primarily due to company-wide integration efforts as a result of the NeoPhotonics merger and transitions to the next generation of products. Additionally, gross margin was negatively impacted by factory underutilization as a result of a drop in demand as customers actively work to reduce their elevated inventory levels.

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
The markets in which we sell products are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and have variant buying patterns. We expect these factors to result in variability of our gross margin.
Due to the global supply chain constraint, we incurred incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers. As of July 1, 2023, our inventory balance includes $6.1 million of incremental supply and procurement costs.
Segment Gross Margin
OpComms
OpComms gross margin in fiscal 2023 decreased to 42.7% as compared from 51.4% in fiscal 2022. The decrease was primarily due to a less profitable mix of products, including lower sales of higher margin imaging and sensing products, as well as higher sales of lower margin telecom products due to the merger with NeoPhotonics. Additionally, OpComms gross margin was negatively impacted by factory underutilization as a result of a drop in demand as customers actively work to reduce their elevated inventory levels.
OpComms gross margin in fiscal 2022 remained relatively flat at 51.4% compared to 51.2% in fiscal 2021.
Lasers
Lasers gross margin in fiscal 2023 decreased to 46.8% from 52.6% in fiscal 2022. The decrease was primarily due to lower revenue from high margin solid-state lasers, as well as increased excess and obsolete charges due to transitions to the next generation of products.
Lasers gross margin in fiscal 2022 increased to 52.6% from 46.9% in fiscal 2021. The increase was primarily due to the higher manufacturing levels and improved factory utilization as a result of return in customer demand for our kilowatt class fiber products following the recent recovery in industrial production.
Research and Development (“R&D”)
R&D expense increased by $87.1 million, or 39.5%, in fiscal 2023 as compared to fiscal 2022. The increase in R&D expense is attributable to an increase in payroll and employee compensation related expenses due to additional headcount from the merger with NeoPhotonics and the acquisition of IPG telecom transmission product lines. In addition, we recognized a $12.9 million write-off of in-process research and development intangible assets associated with our NeoPhotonics acquisition for projects that we will no longer pursue.
R&D expense increased by $6.2 million, or 2.9%, in fiscal 2022 as compared to fiscal 2021. The increase in R&D expense was primarily driven by a $4.1 million increase in new product development activities in our factories, and a $2.6 million increase in share-based compensation.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. Despite signs of a weaker macroeconomic environment, we plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace and we expect to continue to invest significant R&D in the future.

Selling, General and Administrative (“SG&A”)
SG&A expense increased by $83.1 million, or 31.3%, in fiscal 2023 as compared to fiscal 2022. The increase in SG&A expense was primarily driven by an increase in payroll and employee compensation related expenses due to additional headcount from the merger with NeoPhotonics and higher stock-based compensation. The increase was also attributable to incremental facility costs and $20.7 million of incremental amortization of intangibles due to the NeoPhotonics merger and the acquisition of IPG telecom transmission product lines. Additionally, in connection with the NeoPhotonics merger, certain equity awards for NeoPhotonics employees were accelerated. We recognized $11.9 million of stock-based compensation associated with the acceleration during the first quarter of fiscal year 2023. We also recognized $11.5 million of merger and acquisition related costs, primarily professional service fees and retention expenses related to the NeoPhotonics merger and the acquisition of IPG telecom transmission product lines. Furthermore, we recognized $7.8 million of expense with respect to the pending settlement of certain non-ordinary course litigation matters. For a description of our material pending legal proceedings, refer to “Note 17. Commitments and Contingencies” to the consolidated financial statements.
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
From time to time, we incur expenses that are not part of our ordinary operations, such as mergers and acquisition-related and litigation expenses, which generally increase our SG&A expenses and potentially impact our profitability expectations in any particular period.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products, align our business in response to market conditions, and as a result of our merger with NeoPhotonics.
During fiscal 2023, we recorded restructuring and related charges of $28.1 million, which were primarily attributable to company-wide integration efforts as a result of the merger with NeoPhotonics, our cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provided for payments and benefits upon an involuntary termination of employment under certain circumstances.
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
Refer to “Note 12. Restructuring and Related Charges” to the consolidated financial statements.
Merger Termination Fee and Related Costs, Net
On January 18, 2021, we entered into a merger agreement with Coherent, under which we would acquire all outstanding shares of Coherent common stock. In March 2021, Coherent terminated the merger agreement and paid us a termination fee of $217.6 million in accordance with the merger agreement. For the year ended July 3, 2021, we recorded $217.6 million gain related to the receipt of a termination fee from Coherent in March 2021 as a result of the termination of the merger agreement. This gain was offset by $10.1 million of Coherent acquisition related charges and the net balance of $207.5 million is presented as “merger termination fee and related costs, net” in our consolidated statements of operations for the year ended July 3, 2021.
Interest Expense
Our interest expense is as follows for the years presented (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Interest expense	$35.5	$80.2	$66.7

Interest expense is driven by the amortization of the debt discount and issuance costs of our convertible notes.
Interest expense in fiscal 2023 decreased by $44.7 million, or 55.7%, from fiscal 2022, primarily due to the adoption of ASU 2020-06 in our first quarter of fiscal 2023, which requires us to record each of our 2026 Notes and 2028 Notes as a single liability, measured at amortized cost, eliminating the interest expense associated with the debt discount.
Interest expense in fiscal 2022 increased by $13.5 million, or 20.2%, from fiscal 2021, as a result of issuing $861.0 million in aggregate principal amount of 2028 Notes in March 2022.
Other Income, Net
The components of other income, net are as follows for the years presented (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Foreign exchange gains (losses), net	$7.0	$6.1	$(4.4)
Interest and investment income	40.8	6.1	5.7
Other income (expense), net	1.0	(0.2)	1.5
Other income, net	$48.8	$12.0	$2.8
Other income, net in fiscal 2023 increased by $36.8 million from fiscal 2022 due to an increase in interest and investment income of $34.7 million driven by an increase in interest rates on our fixed income securities and increase in net foreign exchange gain of $0.9 million as a result of the strengthening of the U.S. dollar relative to most foreign currencies. Additionally, concurrent with the issuance of the 2029 Notes, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes. We recognized a gain of $1.0 million related to the repurchase, which was recorded under other income, net in fiscal 2023.
Other income, net in fiscal 2022 increased by $9.2 million from fiscal 2021 primarily due to $10.5 million more in foreign exchange gains as a result of a strengthening U.S. dollar relative to other foreign currencies, offset by $1.7 million decrease in other income.

Provision for Income Taxes

	Years Ended
(in millions)	July 1, 2023	July 2, 2022	July 3, 2021
Income tax provision	$29.2	$36.2	$65.8

Our provision for income taxes for fiscal 2023 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign income inclusions in the U.S., earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and non-deductible stock-based compensation. Additionally, our provision for income taxes includes income tax benefits from various tax credits and change in valuation allowance as it is more-likely-than-not that certain deferred tax assets will be realizable in the future. During fiscal 2023, we also effectuated certain tax planning actions which reduced the amount of Base Erosion Anti-Abuse Tax (BEAT) for fiscal 2022.
Our provision for income taxes for fiscal 2022 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, offset by the tax expense from foreign income inclusions in the U.S. Additionally, our provision for income taxes includes income tax benefits from various tax credits, offset by an income tax expense from non-deductible stock-based compensation and change in valuation allowance as it is not more-likely-than-not that certain deferred tax assets will be realizable in the future.
Our provision for income taxes for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, which is offset by the tax expense from foreign income inclusions in the U.S. Additionally, our provision for income taxes includes income tax benefit from various tax credits and non-U.S. statutory rate changes enacted during the year, offset by an income tax expense from non-deductible stock-based compensation and change in valuation allowance as it is not more-likely-than-not that certain deferred tax assets will be realizable in the future.
Our provision for incomes taxes may be affected by changes in the geographic mix of earnings, acquisitions, changes in the realizability of deferred tax assets, changes in contingent tax liabilities, the results of income tax audits, settlements with tax authorities, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, and changes in tax laws and regulations. It is also possible that significant negative or positive evidence may become available that causes us to change our conclusion regarding whether a valuation allowance is needed on certain of our deferred tax assets, which would affect our income tax provision in the period of such change. For additional information, refer to Item 1A “Risk Factors” of this Annual Report.
Defined Benefit Plans
The Company sponsors defined benefit pension plans covering employees in Japan, Switzerland, and Thailand. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. The funding policy is consistent with the local requirements of each country. As of July 1, 2023, the defined benefit plans in Switzerland were partially funded, while defined benefit plans in Japan and Thailand were unfunded. As of July 1, 2023, our projected benefit obligations, net, in Japan, Switzerland, and Thailand were $4.2 million, $3.3 million and $3.9 million, respectively. They were recorded in our consolidated balance sheets as accrued payroll and related expenses for the current portion while other non-current liabilities for the non-current portion, and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 100 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease of $20.4 million or $14.7 million, respectively, in the PBO based upon data as of July 1, 2023.
We expect to contribute $2.2 million to our defined benefit pension plans in fiscal 2024.
Financial Condition

Liquidity and Capital Resources
As of July 1, 2023 and July 2, 2022, our cash and cash equivalents of $859.0 million and $1,290.2 million, respectively, were largely held in the United States. As of July 1, 2023 and July 2, 2022, our short-term investments of $1,154.6 million and $1,258.8 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash outside the United States held by the non-U.S. entities as of July 1, 2023 was $298.4 million, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Switzerland, the Cayman Islands, and Thailand. Although the cash currently held in the United States, as well as the cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, particularly in our Thailand facility, strategic transactions and partnerships, and future acquisitions.
Our intent is to indefinitely reinvest funds held outside the United States and, except for the funds held in the Cayman Islands, the British Virgin Islands, and Hong Kong, as well as certain subsidiaries in China and Japan, our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates in the past. Additionally, if conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, it may create dilution to our existing stockholders. However, any such financing may not be available on terms favorable to us or may not be available at all.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize research and development expenditures and amortize domestic expenditures over five years and foreign expenditures over fifteen years. This will delay deductibility of these expenses and potentially increase the amount of cash taxes we pay in the next several years.
Indebtedness
On June 16, 2023, we issued $603.7 million in aggregate principal amount of 2029 Notes. The net proceeds from the issuance of the 2029 Notes was $599.4 million, after deducting $4.3 million of net issuance costs. In addition, we incurred $0.8 million of professional fees directly related to this transaction. Concurrent with the issuance of the 2029 Notes, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes and $125.0 million of the net proceeds to repurchase our common stock in privately negotiated transactions. Refer to “Note 10. Debt” to the consolidated financial statements.
As of July 1, 2023, the net carrying amount of our 2029 Notes of $598.6 (principal balance of $603.7 million maturing in 2029) is presented in non-current liabilities. If the closing price of our stock exceeds $90.40 for 20 of the last 30 trading days in any future quarter, our 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
As of July 1, 2023, the net carrying amount of our 2028 Notes of $855.5 million (principal balance of $861.0 million maturing in 2028) is presented in non-current liabilities. If the closing price of our stock exceeds $170.34 for 20 of the last 30 trading days in any future quarter, our 2028 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of July 1, 2023, the net carrying amount of our 2026 Notes of $1,045.9 million (principal balance of $1,050.0 maturing in 2026) is presented in non-current liabilities. If the closing price of our stock exceeds $129.08 for 20 of the last 30 trading days in any future quarter, our 2026 Notes would also become convertible at the option of the holders and the debt component would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of July 1, 2023, the net carrying amount of the debt component of our 2024 Notes of $311.6 million (principal balance of $323.1 million maturing in 2024) is presented in short-term liabilities as the debt will mature on March 15, 2024. During the year ended July 1, 2023, we received conversion requests of less than $0.1 million principal amount of the 2024 Notes, which we settled with cash in accordance with the 2024 Indenture (as defined below). Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes.

Refer to “Note 10. Debt” to the consolidated financial statements for more information.
Share Repurchases
Repurchase Made in Connection with Convertible Note Offering
In fiscal 2023, concurrent with the issuance of the 2029 Notes, we repurchased 2.3 million shares of our common stock in privately negotiated transactions at an average price of $53.49 per share for an aggregate purchase price of $125.0 million. We recorded the aggregate purchase price as a reduction of retained earnings within our consolidated balance sheet. These shares were retired immediately.
In fiscal 2022, concurrent with the issuance of the 2028 Notes, we repurchased 2.0 million shares of our common stock in privately negotiated transactions at an average price of $99.0 per share for an aggregate purchase price of approximately $200.0 million. We recorded the aggregate purchase price as a reduction of retained earnings within our consolidated balance sheet and retired these shares immediately.
Share Buyback Program
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024. On April 5, 2023, our board of directors approved a further increase in our share buyback program to authorize us to use up to an aggregate amount of $1.2 billion (an increase from $1.0 billion) to purchase our own shares of common stock through May 2025.
During fiscal 2023, we repurchased 0.7 million shares of our common stock as part of the share buyback program at an average price of $65.03 per share for an aggregate purchase price of $40.5 million. During fiscal 2022, we repurchased 4.0 million shares of our common stock as part of the share buyback program at an average price of $87.21 per share for an aggregate purchase price of $348.9 million. Since the appoval of the share buyback program by the board of directors, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our consolidated balance sheets. All repurchased shares were retired immediately. As of July 1, 2023, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the evaluation of market conditions and other factors, at prices determined to be in the best interests of the Company and our stockholders. The stock buyback program may be suspended or terminated at any time.

Contractual Obligations
The following table summarizes our contractual obligations as of July 1, 2023, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments due
	Total	Less than 1 year	More than 1 year
Contractual Obligations
Asset retirement obligations	$8.2	$—	$8.2
Operating lease liabilities, including imputed interest (1)	67.8	16.1	51.7
Pension plan contributions (2)	2.2	2.2	—
Purchase obligations (3)	348.9	308.5	40.4
Convertible notes - principal (4)	2,837.8	323.1	2,514.7
Convertible notes - interest (4)	100.0	19.9	80.1
Total	$3,364.9	$669.8	$2,695.1
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of July 1, 2023, we expect to receive sublease income of approximately $1.8 million over the next year. Refer to “Note 8. Leases” to the consolidated financial statements.
(2) The amount of pension plan contributions represents planned contributions to our defined benefit plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond one year in the table above. Refer to “Note 16. Employee Retirement Plans” to the consolidated financial statements.
(3) Purchase obligations represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 17. Commitments and Contingencies” to the consolidated financial statements.
(4) The amounts related to convertible notes include principal and interest on our 0.25% Convertible Senior Notes due in 2024 (the “2024 Notes”), principal and interest on our 0.50% Convertible Senior Notes due in 2026 (the “2026 Notes”), principal and interest on our 0.50% Convertible Notes due in 2028 (the “2028 Notes”), and principal and interest on our 1.50% Convertible Notes due in 2029 (the “2029 Notes”). The 2024 Notes have a maturity date of March 15, 2024, the 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, and the 2029 Notes have a maturity date of December 15, 2029. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversions. Refer to “Note 10. Debt” to the consolidated financial statements.
Unrecognized Tax Benefits
As of July 1, 2023, our other non-current liabilities also include $64.4 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.

Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of July 1, 2023, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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
•the settlement of any conversion or redemption of our convertible notes in cash; and
•common stock repurchases under the share buyback program.
Cash Flows
Fiscal 2023
As of July 1, 2023, our consolidated balance of cash and cash equivalents decreased by $431.2 million, to $859.0 million from $1,290.2 million as of July 2, 2022. The decrease in cash and cash equivalents was due to cash used in investing activities of $874.0 million, partially offset by cash provided by financing activities of $263.0 million and operating activities of $179.8 million during the year ended July 1, 2023.
Cash provided by operating activities was $179.8 million during the year ended July 1, 2023, which reflects the net loss of $131.6 million and non-cash items of $448.0 million, partially offset by $136.6 million of changes in our operating assets and liabilities.
Cash used in investing activities of $874.0 million during the year ended July 1, 2023 was primarily attributable to the merger with NeoPhotonics and the acquisition of IPG telecom transmission product lines in the amount of $861.6 million, net of cash acquired and capital expenditures of $128.5 million, partially offset by net proceeds from sales or maturities of short-term investments of $115.7 million.
Cash provided by financing activities of $263.0 million during the year ended July 1, 2023, was primarily a result of proceeds from the issuance of the 2029 Notes, net of issuance costs of $599.4 million, partially offset by the repurchase of shares of our common stock of $175.6 million, repurchase of our 2024 Notes of $132.8 million and tax payments related to the net share settlement of restricted stock of $37.2 million.

Fiscal 2022
As of July 2, 2022, our consolidated balance of cash and cash equivalents increased by $515.9 million, to $1,290.2 million from $774.3 million as of July 3, 2021. The increase in cash and cash equivalents was primarily due to cash provided by operating activities of $459.3 million and financing activities of $282.9 million, partially offset by cash used in investing activities of $226.3 million during the year ended July 2, 2022.
Cash provided by operating activities was $459.3 million during the year ended July 2, 2022, which reflects net income of $198.9 million and non-cash items of $351.0 million, partially offset by $90.6 million of changes in our operating assets and liabilities.
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
Cash provided by financing activities of $282.9 million during the year ended July 2, 2022, was primarily a result of proceeds from the issuance of the 2028 Notes, net of issuance costs of $854.1 million and proceeds from employee stock plans of $13.5 million, partially offset by the repurchase of shares of our common stock of $543.9 million, tax payments related to the net share settlement of restricted stock of $39.0 million, and $1.8 million to settle conversion requests for the principal amount of the 2024 Notes.
Fiscal 2021
As of July 3, 2021, our consolidated balance of cash and cash equivalents increased by $476.3 million, to $774.3 million from $298.0 million as of June 27, 2020. The increase in cash and cash equivalents was primarily due to cash provided by operating activities of $738.7 million and investing activities of $1.0 million, offset by cash used in financing activities of $263.4 million during the year ended July 3, 2021.
Cash provided by operating activities was $738.7 million during the year ended July 3, 2021. Our net income was $397.3 million for the year ended July 3, 2021 and included the merger termination fee paid by Coherent, net of related costs of $207.5 million. Cash provided by operating activities was also generated from $339.9 million of non-cash items, offset by $1.5 million of changes in our operating assets and liabilities.
Cash provided by investing activities of $1.0 million during the year ended July 3, 2021 was primarily attributable to proceeds from maturities and sales of short-term investments, net of purchases of $71.2 million and proceeds from sales of product lines of $1.3 million and sales of property and equipment of $23.3 million. However, we had capital expenditures of $84.8 million and a payment for an asset acquisition of $10.0 million.
Cash used in financing activities of $263.4 million during the year ended July 3, 2021, was primarily resulted from the repurchase of shares of our common stock of $236.0 million and tax payments related to restricted stock of $39.7 million, offset by the proceeds from employee stock plans of $12.6 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded foreign exchange gains of $7.0 million in fiscal 2023, foreign exchange gains of $6.1 million in fiscal 2022, and foreign exchange losses of $4.4 million in fiscal 2021, in the consolidated statements of operations.
Although we sell primarily in the U.S. Dollar, we have foreign currency exchange risks related to our expenses denominated in currencies other than the U.S. Dollar, principally the Chinese Yuan, Canadian Dollar, Thai Baht, Japanese Yen, UK Pound, Swiss Franc, Euro and Brazilian Real. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated monetary assets and liabilities, sales or expenses increase, our operating results may be affected to a greater extent by fluctuations in the exchange rates of the currencies in which we do business as compared with the U.S. dollar.
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our 2029 Notes, 2028 Notes, 2026 Notes and 2024 Notes.
We issued the 2029 Notes in June 2023, the 2028 Notes in March 2022, the 2026 Notes in December 2019 and the 2024 Notes in March 2017 with an aggregate principal amount of $603.7 million, $861.0 million, $1,050.0 million and $450.0 million, respectively. The 2029 Notes, 2028 Notes and 2026 Notes are carried at face value less issuance costs, while the 2024 Notes are carried at face value less amortized discount and issuance costs on the condensed consolidated balance sheet. The 2029 Notes, 2028 Notes, 2026 Notes and the 2024 Notes bear interest at a rate of 1.50%, 0.50%, 0.50% and 0.25% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2029 Notes, 2028 Notes and 2026 Notes will mature on December 15, 2029, June 15, 2028, December 15, 2026 respectively, unless earlier repurchased by us or converted pursuant to their terms, and have a conversion price of approximately $69.54 per share for the 2029 Notes, approximately $131.03 per share for the 2028 Notes and approximately $99.29 per share for the 2026 Notes. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms, and have a conversion price of approximately $60.62 per share.
Interest Rate Fluctuation Risk
As of July 1, 2023, we had cash, cash equivalents, and short-term investments of $2,013.6 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of July 1, 2023, the weighted-average life of our investment portfolio was approximately six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of July 1, 2023, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $8.2 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.1 million.
Bank Liquidity Risk
As of July 1, 2023, we had approximately $254.3 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lumentum Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of July 1, 2023 and July 2, 2022, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended July 1, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 1, 2023 and July 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
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
We identified the valuation of inventory as a critical audit matter because of the significant assumptions management makes with regards to estimating certain elements of the excess and obsolete write downs. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of inputs used in management’s valuation of inventory excess and obsolete write downs including estimates of expected product lifecycles, product development plans and historical usage by product.
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
Business Combination – Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of NeoPhotonics Corporation for a total consideration of $934.4 million on August 3, 2022. The Company accounted for the transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of $412.5 million. Intangible assets acquired primarily related to developed technology, in process research and development (“IPR&D”) and customer relationships. Management estimated the fair value of the intangible assets using valuation techniques which includes the use of a discounted cash flow model. The fair value determination of the intangible assets required management to make significant estimates and assumptions, including future expected revenue, expenses, capital expenditures and other costs, as well as discount rates.
We identified the fair value of acquired intangible assets from the NeoPhotonics acquisition as a critical audit matter because of the significant business assumptions and estimates used in the valuation of acquired entity intangible assets that possess higher degrees of complexity and sensitivity to the valuations. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The significant assumptions and estimates used to estimate the fair value of NeoPhotonics intangible assets relate primarily to the forecasted revenue growth rates, the expected period over which the intangible assets are expected to produce cash flows (“technological retention factors”), the period required for customer revenues to mature (“customer ramp periods”) and the discount rates applied to these future cash flows.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the acquired intangible assets, specifically as they relate to significant assumptions and estimates including forecasted revenue growth rates, technological retention factors, customer ramp periods, and discount rates, included the following, among others:
•We tested the effectiveness of internal controls over the valuation and accounting for the acquired intangible assets, including management’s controls related to the forecasted revenue growth rate, selection of technological retention factors, customer ramp periods, and discount rate.
•We assessed the reasonableness of management’s forecast of future revenues by comparing the projected growth rates to historical results, certain peer companies, and industry data.
•We evaluated whether the estimated future revenues were consistent with evidence obtained in other areas of the audit.
•We evaluated the reasonableness of management’s selection of technological retention factors and customer ramp periods by understanding the development status and life cycle of each product and comparing management’s assumptions to historical product and customer data and information obtained in other areas of the audit.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 23, 2023

We have served as the Company's auditor since 2017.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Net revenue	$1,767.0	$1,712.6	$1,742.8
Cost of sales	1,113.6	861.1	898.0
Amortization of acquired developed intangibles	84.4	62.9	61.7
Gross profit	569.0	788.6	783.1
Operating expenses:
Research and development	307.8	220.7	214.5
Selling, general and administrative	348.8	265.7	241.4
Restructuring and related charges	28.1	(1.1)	7.7
Merger termination fee and related costs, net	—	—	(207.5)
Total operating expenses	684.7	485.3	256.1
Income (loss) from operations	(115.7)	303.3	527.0
Interest expense	(35.5)	(80.2)	(66.7)
Other income, net	48.8	12.0	2.8
Income (loss) before income taxes	(102.4)	235.1	463.1
Income tax provision	29.2	36.2	65.8
Net income (loss)	$(131.6)	$198.9	$397.3

Net income (loss) per share:
Basic	$(1.93)	$2.79	$5.27
Diluted	$(1.93)	$2.68	$5.07

Shares used to compute net income (loss) per share:
Basic	68.3	71.2	75.4
Diluted	68.3	74.2	78.4

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Net income (loss)	$(131.6)	$198.9	$397.3
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	0.7	—	—
Net change in unrealized gain (loss) on available-for-sale securities	4.4	(10.2)	(2.5)
Net change in defined benefit obligations	(1.4)	2.4	2.8
Other comprehensive income (loss), net of tax	3.7	(7.8)	0.3
Comprehensive income (loss), net of tax	$(127.9)	$191.1	$397.6

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	July 1, 2023	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$859.0	$1,290.2
Short-term investments	1,154.6	1,258.8
Accounts receivable, net	246.1	262.0
Inventories	408.6	250.1
Prepayments and other current assets	109.6	78.1
Total current assets	2,777.9	3,139.2
Property, plant and equipment, net	489.5	360.5
Operating lease right-of-use assets, net	77.3	73.6
Goodwill	695.1	368.9
Other intangible assets, net	459.2	155.7
Deferred tax asset	116.3	27.0
Other non-current assets	16.8	37.3
Total assets	$4,632.1	$4,162.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169.4	$156.7
Accrued payroll and related expenses	39.4	54.6
Accrued expenses	51.2	44.7
Convertible notes, current	311.6	409.9
Operating lease liabilities, current	14.4	11.2
Other current liabilities	47.8	39.4
Total current liabilities	633.8	716.5
Convertible notes, non-current	2,500	1,466.1
Operating lease liabilities, non-current	47.7	48.8
Deferred tax liability	3.4	12.9
Other non-current liabilities	91.4	42.9
Total liabilities	3,276.3	2,287.2
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares; 66.4 and 68.0 shares issued and outstanding as of July 1, 2023 and July 2, 2022, respectively	0.1	0.1
Additional paid-in capital	1,692.2	2,003.6
Accumulated deficit	(340.6)	(129.1)
Accumulated other comprehensive income	4.1	0.4
Total stockholders’ equity	1,355.8	1,875.0
Total liabilities and stockholders’ equity	$4,632.1	$4,162.2

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
OPERATING ACTIVITIES:
Net income (loss)	$(131.6)	$198.9	$397.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	106.6	81.6	91.4
Stock-based compensation	148.4	103.1	92.9
Gain on sale of product lines	—	—	(0.5)
Amortization and write-off of acquired intangible assets	149.0	85.5	85.7
(Gain) loss on sales and dispositions of property, plant and equipment	8.6	(3.0)	0.3
Amortization of debt discount and debt issuance costs	24.3	72.4	60.2
Amortization of inventory fair value adjustment in connection with acquisition	17.8	—	—
Gain on repurchase of convertible notes	(1.0)	—	—
Other non-cash (income) expenses	(5.7)	11.4	9.9
Changes in operating assets and liabilities:
Accounts receivable	83.2	(49.2)	20.2
Inventories	(81.5)	(51.8)	(6.6)
Operating lease right-of-use assets, net	15.5	(6.2)	11.3
Prepayments and other current and non-currents assets	(4.2)	(14.3)	(4.8)
Income taxes, net	(37.9)	(21.1)	16.0
Accounts payable	(74.0)	47.0	(34.0)
Accrued payroll and related expenses	(36.3)	0.3	0.9
Operating lease liabilities	(16.2)	0.6	(9.0)
Accrued expenses and other current and non-current liabilities	14.8	4.1	7.5
Net cash provided by operating activities	179.8	459.3	738.7
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(128.5)	(91.2)	(84.8)
Acquisition of businesses, net of cash acquired	(861.6)	—	—
Payment for asset acquisitions	—	—	(10.0)
Proceeds from sale of product lines	—	—	1.3
Purchases of short-term investments	(1,030.3)	(1,085.1)	(1,991.0)
Proceeds from maturities and sales of short-term investments	1,146.1	973.6	2,062.2
Term loan funding provided to NeoPhotonics	—	(30.0)	—
Proceeds from the sales of property and equipment	0.3	6.4	23.3
Net cash (used in) provided by investing activities	(874.0)	(226.3)	1.0
FINANCING ACTIVITIES:
Proceeds from the issuance of 2029 Notes, net of issuance costs	599.4	—	—
Proceeds from the issuance of 2028 Notes, net of issuance costs	—	854.1	—
Repurchase and conversion of 2024 Notes	(132.8)	(1.8)	—
Repayment of term loan	(5.9)	—	—
Repurchase of common stock	(175.6)	(543.9)	(236.0)
Payment of withholding taxes related to net share settlement of restricted stock units	(37.2)	(39.0)	(39.7)
Proceeds from employee stock plans	15.1	13.5	12.6
Proceeds from the exercise of stock options	—	—	0.2
Principal payments on finance leases	—	—	(0.5)
Net cash provided by (used in) financing activities	263.0	282.9	(263.4)
Increase (decrease) in cash and cash equivalents	(431.2)	515.9	476.3
Cash and cash equivalents at beginning of period	1,290.2	774.3	298.0

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Cash and cash equivalents at end of period	$859.0	$1,290.2	$774.3

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$67.3	$57.0	$50.0
Cash paid for interest	10.8	7.5	6.4

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$9.8	$3.4	$10.6
Settlement of loan to NeoPhotonics	50.0	—	—
2029 Notes issuance costs in current liabilities	0.8	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	19.4	14.8	1.4
Repurchase of common stock pending settlement	—	10.1	5.0
See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 27, 2020	75.1	$0.1	$1,676.6	$64.6	$7.9	$1,749.2
Net income	—	—	—	397.3	—	397.3
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.5)		(39.7)			(39.7)
Exercise of stock options	—	—	0.2	—	—	0.2
ESPP shares issued	0.2	—	12.6	—	—	12.6
Repurchases of common stock	(3.1)	—	—	(241.0)	—	(241.0)
Stock-based compensation	—	—	93.9	—	—	93.9
Balance as of July 3, 2021	73.0	$0.1	$1,743.6	$220.9	$8.2	$1,972.8
Net income	—	—	—	198.9	—	198.9
Other comprehensive loss	—	—	—	—	(7.8)	(7.8)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.5)	—	(39.0)	—	—	(39.0)
Equity component of the 2028 Notes, net of tax of $48.7 million and issuance costs of $1.9 million	—	—	180.6	—	—	180.6
Adjustment to equity component of the 2024 Notes in connection with cash settlement	—	—	(0.1)	—	—	(0.1)
ESPP shares issued	0.2	—	13.6	—	—	13.6
Repurchases of common stock	(6.0)	—	—	(548.9)	—	(548.9)
Stock-based compensation	—	—	104.9	—	—	104.9
Balance as of July 2, 2022	68.0	$0.1	$2,003.6	$(129.1)	$0.4	$1,875.0
Cumulative adjustment from adoption of ASU 2020-06	—	$—	$(426.5)	$85.6	$—	$(340.9)
Net loss	—	—	—	(131.6)	—	(131.6)
Other comprehensive income	—	—	—	—	3.7	3.7
Equity component of repurchased 2024 Notes	—	—	(13.5)	—	—	(13.5)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.5)	—	(37.2)	—	—	(37.2)
ESPP shares issued	0.3	—	15.1	—	—	15.1
Repurchases of common stock	(3.0)	—	—	(165.5)	—	(165.5)
Stock-based compensation	—	—	150.7	—	—	150.7
Balance as of July 1, 2023	66.4	$0.1	$1,692.2	$(340.6)	$4.1	$1,355.8

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
Basis of Presentation
We have prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. These policies are inventory valuation, revenue recognition, income taxes, goodwill and business combinations.
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be adversely impacted by inflation, a dynamic supply chain and demand environment, and signs of a weaker macroeconomic environment impacting capital expenditures across our served markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, capital expenditure reductions, unemployment and other labor issues, stock market volatility, the instability in the geopolitical environment in many parts of the world, and the current global economic challenges continue to put pressure on our business and operating results.
While the impact of the COVID-19 pandemic is lessening, the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the pandemic and its variants in geographies where we do business, implementation and duration of local, state and federal issued public health orders in each jurisdiction where we or our customers and suppliers operate, impact on our customers and our sales cycles, impact on our supply chain and manufacturing partners, impact on our employees, and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and not predictable. We assessed the potential impact that this pandemic has on our estimates as of July 1, 2023 and determined that there were no material impacts.
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
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2023 and 2022 were 52-week years, ending on July 1, 2023 and July 2, 2022, respectively. Our fiscal 2021 was a 53-week year, ending on July 3, 2021.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation
The consolidated financial statements are prepared in accordance with GAAP and includes the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. Intercompany transactions and balances are fully eliminated in consolidation.

Business Combination
On August 3, 2022, we completed a merger with NeoPhotonics Corporation (“NeoPhotonics”). Our consolidated financial statements include the operating results of NeoPhotonics for the period from the date of the closing of the merger through July 1, 2023. We have applied the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations to account for this transaction. Refer to “Note 4. Business Combination”.
On August 15, 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG telecom transmission product lines”). Our consolidated financial statements include the operating results of this business unit for the period from the date of acquisition through July 1, 2023. We applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combination to account for this transaction. Refer to “Note 4. Business Combination”.
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
Cash Equivalents
We consider highly liquid fixed income securities with original maturities of three months or less at the time of purchase to be cash equivalents. As of July 1, 2023, our cash equivalents consist of money market funds, U.S. Agency securities and U.S. Treasury securities.
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
We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its cost basis.

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
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding $323.1 million in aggregate principal amount of 2024 Notes, $1,050.0 million in aggregate principal amount of 2026 Notes, $861.0 million in aggregate principal amount of 2028 Notes, and $603.7 million in aggregate principle amount of 2029 Notes (collectively, the “convertible notes”). We used the treasury stock method for all convertible notes in the diluted net income per share calculation for the year ended July 2, 2022 and July 3, 2021 as we had the ability and intent to settle the face value of the convertible notes in cash. Upon adoption of ASU 2020-06 on July 3, 2022, we used the if-converted method for all convertible notes in the diluted net income per share calculation.
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
Leases
We determine if an arrangement is a lease at inception for arrangements with an initial term of more than 12 months, and classify it as either a finance or operating lease pursuant to Topic 842.

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
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by us from a customer and deposited with the relevant government authority, are excluded from revenue.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our revenue arrangements do not contain significant financing components as our standard payment terms are less than one year.
If a customer pays consideration, or we have a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred revenue or deposits received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or it is due, whichever is earlier.
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
Deferred revenue as of July 1, 2023 and July 2, 2022 was $2.1 million and nil, respectively, which was recorded in other current liabilities within the consolidated balance sheets. During fiscal 2023 and 2022, we recognized nil and $0.6 million of revenue that was included in deferred revenue as of July 2, 2022 and July 3, 2021, respectively.
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
Contract Balances
We record accounts receivable when we have an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where we have unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits and are included in other current liabilities within our consolidated balance sheet. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Refer to “Note 19. Revenue Recognition” for a presentation of changes in contract balances.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregation of Revenue
We disaggregate revenue by geography and by product. Refer to “Note 19. Revenue Recognition” for a presentation of disaggregated revenue. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our Chief Operating Decision Maker (“CODM”) to manage the business.
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carry-back is permitted under the law, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.
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
Intangible Assets
Intangible assets consist primarily of intangible assets purchased through acquisitions. Purchased intangible assets include acquired developed technologies (developed and core technology), customer relationships, and order backlog. Intangible assets, with the exception of certain customer relationships, are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. Certain customer relationships are amortized using an accelerated method of amortization over the expected customer lives, which more accurately reflects the pattern of realization of economic benefits expected to be obtained.

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
Pension Benefits
The Company sponsors various employee retirement plans, including defined contribution, defined benefit and other post-retirement plans. Refer to “Note 16. Employee Retirement Plans” for more information.

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
During fiscal 2023, 2022, and 2021, a few customers generated more than 10% of total net revenue. Refer to “Note 18. Operating Segments and Geographic Information” for more information.
As of July 1, 2023, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with three customers, which individually represented 14%, 12% and 12% of gross accounts receivable, respectively. As of July 2, 2022, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customers, which individually represented 10% and 10% of gross accounts receivable, respectively.
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
Foreign Currency Translation
In fiscal 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition is the local currency.
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
Restructuring and Related Charges
Costs associated with restructuring activities are recognized when they are obligated. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. We recognize a liability for post-employment benefits for workforce reductions related to restructuring activities when payment is probable and the amount is reasonably estimable. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. Refer to “Note 12. Restructuring and Related Charges”.
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
Asset Retirement Obligations (“ARO”)
Our ARO are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, we record period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. We de-recognize ARO liabilities when the related obligations are settled.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. This ASU is expected to improve comparability for both recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted the new standard in the first quarter of fiscal 2023 in connection with the merger with NeoPhotonics. There was no material impact to our consolidated financial statements as of and for the year ended July 1, 2023.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share. We adopted the standard as of July 3, 2022, using the modified retrospective approach. Upon adoption, our 2026 Notes and 2028 Notes were accounted for as a single liability measured at amortized cost, resulting in: (i) an increase to the convertible notes liability balance of $433.0 million to reflect the full principal amount of the convertible notes outstanding, net of issuance costs; (ii) a reduction to additional paid-in capital, net of estimated income tax effects, of $426.5 million, to remove the equity component separately recorded for the conversion features associated with the convertible notes; (iii) an increase to deferred tax assets, net of $92.1 million; and (iv) a cumulative-effect adjustment of $85.6 million, net of estimated income tax effects, to decrease the accumulated deficit. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to diluted earnings per share for the year ended July 1, 2023, as the inclusion of potential shares of common stock related to the convertible notes was anti-dilutive. Refer to “Note 10. Debt” for further information.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Numerator:
Net income (loss) - basic and diluted	$(131.6)	$198.9	$397.3

Denominator:
Weighted average common shares outstanding - basic	68.3	71.2	75.4
Effect of dilutive securities from stock-based benefit plans	—	0.6	0.8
Shares issuable assuming conversion of the convertible notes	—	2.4	2.2
Weighted average common shares outstanding - diluted	68.3	74.2	78.4

Net income (loss) per share:
Basic	$(1.93)	$2.79	$5.27
Diluted	$(1.93)	$2.68	$5.07
Shares from stock-based benefit plans and shares issuable assuming conversion of our convertible notes are anti-dilutive for the year ended July 1, 2023 and are therefore excluded from the calculation of diluted net loss per share, as the Company had a net loss for the period. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the year ended July 1, 2023 include 24.8 million shares related to the convertible notes, 3.2 million shares issuable under RSUs and PSUs, and 0.2 million shares issuable under the 2015 Purchase Plan. Refer to “Note 15. Equity”.
Anti-dilutive shares excluded from the calculation of diluted net income per share were 0.1 million, and 0.5 million for the year ended July 2, 2022 and July 3, 2021, respectively.
As a result of our adoption of ASU 2020-06 in the first quarter of fiscal 2023, potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method. For periods prior to the adoption of ASU 2020-06, which include fiscal year 2022 and 2021, our potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the treasury stock method.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Business Combination
NeoPhotonics Merger
On November 3, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NeoPhotonics and Neptune Merger Sub, Inc. On August 3, 2022 (the “Closing date”), we completed the acquisition of NeoPhotonics through the consummation of the merger and, accordingly, we acquired all of the issued and outstanding common stock of NeoPhotonics. The addition of NeoPhotonics expands our opportunity in some of the fastest growing markets for optical components used in cloud and telecom network infrastructure. The integrated company is better positioned to serve the needs of a global customer base who are increasingly utilizing photonics to accelerate the shift to digital and virtual approaches to work and life, the proliferation of IoT, 5G, and next-generation mobile networks, and the transition to advanced cloud computing architectures.
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
(2) As contemplated by the Merger Agreement, on January 14, 2022, Lumentum and NeoPhotonics entered into a credit agreement where Lumentum agreed to make term loans (“loans”) to NeoPhotonics in an aggregate principal amount not to exceed $50.0 million to help fund capital expenditures and increase working capital associated with NeoPhotonics’ growth plans. During fiscal 2022, the Company funded a $30.0 million loan to NeoPhotonics. On August 1, 2022, we funded an additional $20.0 million loan to NeoPhotonics. The interest was payable monthly in arrears on the first day of each month. The loans would have matured on January 14, 2024, unless earlier repaid or accelerated. The $50.0 million loans in aggregate were included as part of the total purchase price consideration.
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
The total transaction consideration of $934.4 million was funded by the cash balances of the combined company. We also recorded $28.7 million of merger-related costs, representing professional and other direct acquisition costs. Of the $28.7 million of merger-related costs, $8.3 million was incurred in fiscal year 2022 and $20.4 million was incurred in fiscal year 2023, which was recorded as selling, general and administrative expense in the consolidated statements of operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We allocated the fair value of the purchase price consideration to the assets acquired and liabilities assumed as of the Closing date based on their estimated fair values. The excess of purchase price consideration over the fair value of net assets acquired is recorded as goodwill. We have completed the purchase price allocation. Our final allocation of the purchase price consideration to the assets acquired and liabilities assumed as of the Closing date is as follows (in millions):

Fair Value
Total purchase price consideration	$934.4

Assets acquired
Cash and cash equivalents	$92.9
Accounts receivable, net	66.8
Inventories	84.3
Prepayments and other current assets	24.2
Property, plant and equipment, net	106.1
Operating lease right-of-use assets, net	16.9
Other intangible assets, net (1)	412.5
Deferred tax asset	5.4
Other non-current assets	1.9
Total assets	811.0

Liabilities assumed
Accounts payable	79.6
Accrued payroll and related expenses	11.1
Accrued expenses	3.8
Other current liabilities	10.6
Operating lease liabilities, current	2.8
Operating lease liabilities, non-current	13.2
Deferred tax liability	38.3
Other non-current liabilities	32.5
Total liabilities	191.9

Goodwill	$315.3
(1) Other intangible assets include customer relationship of $144.5 million, developed technology of $220.0 million, and in-process research and development (“IPR&D”) of $48.0 million. Refer to “Note 9. Goodwill and Other Intangible Assets”.
Goodwill has been assigned to the OpComms segment. Goodwill of $315.3 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and NeoPhotonics. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 9. Goodwill and Other Intangible Assets.”
From the Closing date, NeoPhotonics contributed $340.4 million of our consolidated net revenue for the year ended July 1, 2023. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine NeoPhotonics’ contribution to our earnings.
Supplemental Pro Forma Information
The following supplemental pro forma information presents the combined results of operations for the years ended July 1, 2023 and July 2, 2022, respectively, as if the merger was completed at the first day of fiscal 2022. The supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022
Net revenue	$1,790.9	$2,061.2
Net income (loss)	(90.1)	77.2
Acquisition of IPG Photonics’ Telecom Transmission Product Lines
On August 15, 2022 (“IPG Closing date”), we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG telecom transmission product lines”) that are used to develop and market products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (DSPs), ASICs and optical transceivers. This acquisition enables us to expand our business in the OpComms segment.
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction. The total purchase price of $55.9 million was paid in cash. We have completed the purchase price allocation. Our final allocation of the purchase price consideration includes $29.1 million of in process research and development (“IPR&D”), $8.6 million of developed technology, $2.3 million of customer relationships, and $5.0 million of other net assets and liabilities, resulting in goodwill of $10.9 million.
We also recorded $2.0 million of merger-related costs, representing professional and other direct acquisition costs. Of the $2.0 million of merger-related costs, $0.4 million was incurred in fiscal year 2022 and $1.6 million was incurred in fiscal year 2023, which was recorded as selling, general and administrative expense in the consolidated statements of operations.
The pro forma financial information from the acquisition of the IPG telecom transmission product lines, assuming the acquisition had occurred as of the first day of fiscal 2022, as well as revenue and earnings generated during fiscal 2023, were not material for disclosure purposes.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 1, 2023:
Cash	$254.3	$—	$—	$254.3
Cash equivalents:
Money market funds	276.1	—	—	276.1
U.S. Agency securities	4.0	—	—	4.0
U.S. Treasury securities	324.6	—	—	324.6
Total cash and cash equivalents	$859.0	$—	$—	$859.0
Short-term investments:
Certificates of deposit	$16.5	$—	$—	$16.5
Commercial paper	132.9	—	(0.2)	132.7
Corporate debt securities	472.7	—	(3.9)	468.8
U.S. Agency securities	207.9	—	(1.7)	206.2
U.S. Treasury securities	332.4	—	(2.0)	330.4
Total short-term investments	$1,162.4	$—	$(7.8)	$1,154.6

July 2, 2022:
Cash	$235.9	$—	$—	$235.9
Cash equivalents:
Commercial paper	23.6	—	—	23.6
Money market funds	1,000.2	—	—	1,000.2
U.S. Agency securities	8.0	—	—	8.0
U.S. Treasury securities	22.5	—	—	22.5
Total cash and cash equivalents	$1,290.2	$—	$—	$1,290.2
Short-term investments:
Certificates of deposit	$28.3	$—	$—	$28.3
Commercial paper	107.4	—	(0.4)	107.0
Corporate debt securities	539.9	—	(7.4)	532.5
Municipal bonds	1.0	—	—	1.0
U.S. Agency securities	67.1	—	(1.4)	65.7
U.S. Treasury securities	528.2	0.3	(4.2)	524.3
Total short-term investments	$1,271.9	$0.3	$(13.4)	$1,258.8
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During fiscal 2023, 2022 and 2021, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
The components of other income, net are as follows for the years presented (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Foreign exchange gains (losses), net	$7.0	$6.1	$(4.4)
Interest and investment income	40.8	6.1	5.7
Other income (losses), net	1.0	(0.2)	1.5
Other income, net	$48.8	$12.0	$2.8
Included in the interest and investment income are $6.7 million, $3.9 million and $4.1 million of interest receivable as of July 1, 2023, July 2, 2022 and July 3, 2021, respectively, recorded in prepayments and other current assets within the consolidated balance sheets. We did not recognize an allowance for credit losses against the interest receivable in any of the periods presented as there were no such losses.
Concurrent with the issuance of the 2029 Notes in June 2023, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes. We recognized a gain of $1.0 million, which was recorded under other income, net on our consolidated statements of operations for the year ended July 1, 2023. Refer to “Note 10. Debt”.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months, respectively, as of the periods presented (in millions):

	Continuous Loss Position For More Than 12 Months		Continuous Loss Position For Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
July 1, 2023
U.S. Agency securities	$39.6	$(0.4)	$170.6	$(1.3)	$(1.7)
Certificates of deposit	—	—	7.7	—	—
Commercial paper	—	—	128.5	(0.2)	(0.2)
Corporate debt securities	93.6	(1.2)	358.9	(2.7)	(3.9)
U.S. government bonds	50.8	(0.6)	221.4	(1.4)	(2.0)
Total	$184.0	$(2.2)	$887.1	$(5.6)	$(7.8)

July 2, 2022
U.S. Agency securities	$—	$—	$73.7	$(1.4)	$(1.4)
Certificates of deposit	—	—	16.2	—	—
Commercial paper	—	—	130.7	(0.4)	(0.4)
Corporate debt securities	57.4	(0.9)	473.2	(6.5)	(7.4)
Municipal bonds	—	—	1.0	—	—
U.S. government bonds	—	—	366.0	(4.2)	(4.2)
Total	$57.4	$(0.9)	$1,060.8	$(12.5)	$(13.4)

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table classifies our short-term investments by remaining maturities (in millions):

	July 1, 2023		July 2, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$762.9	$759.1	$1,010.9	$1,002.2
Due between 1 year to 5 years	399.5	395.5	261.0	256.6
	$1,162.4	$1,154.6	$1,271.9	$1,258.8
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
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are primarily classified as Level 2 assets since such funds are not directly traded in active markets. Refer to “Note 16. Employee Retirement Plans.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
July 1, 2023 (1)
Assets:
Cash equivalents:
Money market funds	$276.1	$—	$—	$276.1
U.S. Agency securities	—	4.0	—	4.0
U.S. Treasury securities	324.6	—	—	324.6
Short-term investments:
Certificates of deposit	—	16.5	—	16.5
Commercial paper	—	132.7	—	132.7
Corporate debt securities	—	468.8	—	468.8
U.S. Agency securities	—	206.2	—	206.2
U.S. Treasury securities	330.4	—	—	330.4
Total assets	$931.1	$828.2	$—	$1,759.3
(1) Excludes $254.3 million in cash held in our bank accounts as of July 1, 2023.

	Level 1	Level 2	Level 3	Total
July 2, 2022: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$23.6	$—	$23.6
Money market funds	1,000.2	—	—	1,000.2
U.S. Agency securities	—	8.0	—	8.0
U.S. Treasury securities	22.5	—	—	22.5
Short-term investments:
Certificates of deposit	—	28.3	—	28.3
Commercial paper	—	107.0	—	107.0
Corporate debt securities	—	532.5	—	532.5
Municipal bonds	—	1.0	—	1.0
U.S. Agency securities	—	65.7	—	65.7
U.S. Treasury securities	524.3	—	—	524.3
Total assets	$1,547.0	$766.1	$—	$2,313.1
(1) Excludes $235.9 million in cash held in our bank accounts as of July 2, 2022.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the convertible notes, see “Note 10. Debt”. The estimated fair value of the convertible notes was determined based on the trading price of the convertible notes as of the last day of trading for the period. We consider the fair value of the convertible notes to be a Level 2 measurement as they are not actively traded in markets.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts and estimated fair values of our convertible notes are as follows for the periods presented (in millions):

	July 1, 2023		July 2, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$598.6	$625.2	$—	$—
2028 Notes	855.5	677.8	634.7	735.7
2026 Notes	1,045.9	933.2	831.4	1,065.0
2024 Notes	311.6	345.2	409.9	614.2
	$2,811.6	$2,581.4	$1,876.0	$2,414.9
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2023, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, or any indicators of impairment exist.
Note 7. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of July 1, 2023 and July 2, 2022, the allowance for credit losses on our trade receivables was less than $0.1 million for both years.
Inventories
The components of inventories were as follows (in millions):

	July 1, 2023	July 2, 2022
Raw materials and purchased parts	$170.5	$98.9
Work in process	103.2	92.2
Finished goods	134.9	59.0
Inventories	$408.6	$250.1
In connection with the NeoPhotonics merger, we recorded $17.8 million of inventory fair value step-up as of the merger Closing date. As of July 1, 2023, the fair value step-up is fully amortized.
Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	July 1, 2023	July 2, 2022
Operating lease right-of-use assets	$116.5	$102.1
Less: accumulated amortization	(39.2)	(28.5)
Operating lease right-of-use assets, net	$77.3	$73.6

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
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	July 1, 2023	July 2, 2022
Land	$63.5	$49.7
Buildings and improvement	170.3	105.3
Machinery and equipment	657.9	548.8
Computer equipment and software	41.4	31.3
Furniture and fixtures	10.2	8.9
Leasehold improvements	49.6	35.7
Construction in progress	69.2	47.0
	1,062.1	826.7
Less: Accumulated depreciation	(572.6)	(466.2)
Property, plant and equipment, net	$489.5	$360.5
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
In connection with our merger with NeoPhotonics in fiscal 2023, we assumed $106.1 million of property, plant and equipment, net, as of the Closing date.
During fiscal 2022, we purchased the land and buildings in Thailand and Slovenia with a fair value of $15.1 million in order to expand our manufacturing capacity. Refer to Note 18. Operating Segments and Geographic Information for property, plant and equipment by geographic areas based on the physical location of the assets.
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
During fiscal 2023, 2022 and 2021, we recorded depreciation expense of $106.6 million, $81.6 million, and $91.4 million, respectively.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	July 1, 2023	July 2, 2022
Restructuring and related accrual (1)	$5.0	$—
Warranty reserve (2)	6.8	10.0
Deferred revenue and customer deposits	2.1	—
Income tax payable (3)	28.0	26.0
Other current liabilities	5.9	3.4
Other current liabilities	$47.8	$39.4
(1) Refer to “Note 12. Restructuring and Related Charges.”
(2) Refer to “Note 17. Commitments and Contingencies.”
(3) Refer to “Note 14. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	July 1, 2023	July 2, 2022
Asset retirement obligation	$8.2	$4.6
Pension and related accrual (1)	9.6	7.2
Unrecognized tax benefit	64.4	30.5
Other non-current liabilities	9.2	0.6
Other non-current liabilities	$91.4	$42.9
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. In connection with our merger with NeoPhotonics in August 2023, we assumed an additional defined benefit plan covering employees in Japan. Pension and related accrual of $9.6 million as of July 1, 2023 relates to $10.2 million of non-current portion of benefit obligation, offset by $0.6 million of funding for the pension plan in Switzerland. Pension and related accrual of $7.2 million as of July 2, 2022 relates to $7.7 million of non-current portion of benefit obligation, offset by $0.5 million of funding for the pension plan in Switzerland. Refer to “Note 16. Employee Retirement Plans”.
Note 8. Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal 2033. These operating leases are primarily for administrative offices, research and development and manufacturing facilities, as well as sales offices in various countries around the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.
As of July 1, 2023, we sublease a portion of our offices in the Japan, United Kingdom, the United States and Canada. These subleases will expire at various dates through fiscal year 2028. We anticipate receiving approximately $1.8 million in sublease income over the next fiscal year.
The components of lease costs, lease term, and discount rate are as follows (in millions, except for weighted average data):

	July 1, 2023	July 2, 2022	July 3, 2021

Finance lease cost	$—	$—	$0.5
Operating lease cost	14.4	13.0	14.1
Short-term and variable lease cost	2.7	2.0	4.3
Sublease income	(2.6)	(3.0)	(2.8)
Total lease cost	$14.5	$12.0	$16.1

Weighted average remaining lease term (in years):
Operating leases	5.8	6.9	7.5
Finance leases	N/A	N/A	—
Weighted average discount rate (in percentages):
Operating leases	3.1%	3.0%	3.5%
Finance leases	N/A	N/A	—%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 1, 2023, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)
2024	$16.1
2025	13.2
2026	11.6
2027	9.3
2028	5.4
Thereafter	12.2
Total minimum lease payments	67.8
Less: amount representing interest	(5.7)
Present value of total lease liabilities	$62.1
(1) Non-cancellable sublease proceeds for fiscal 2024 of $1.8 million are not included in the table above.

Note 9. Goodwill and Other Intangible Assets
Goodwill
In the first quarter of fiscal 2023, we completed two acquisitions, our merger with NeoPhotonics and the acquisition of IPG telecom transmission product lines. We recognized goodwill of $315.3 million related to the NeoPhotonics merger and $10.9 million related to the acquisition of the IPG telecom transmission product lines as of July 1, 2023. We allocated the entire goodwill amount in connection with these two acquisitions to the OpComms segment.
The following table presents our goodwill balance by the reportable segments as of July 1, 2023 and July 2, 2022 (in millions):

	Optical Communications	Commercial Lasers	Total
Balance as of July 2, 2022	$363.5	$5.4	$368.9
Acquisition of NeoPhotonics (1)	315.3	—	315.3
Acquisition of IPG telecom transmission product lines (2)	10.9	—	10.9
Balance as of July 1, 2023	$689.7	$5.4	$695.1
(1) We recorded $318.3 million of goodwill as of the acquisition date, and $3.0 million of measurement period adjustments to reduce goodwill during the year ended July 1, 2023.
(2) We recorded $6.5 million of goodwill as of the acquisition date, and $4.4 million of measurement period adjustments to increase goodwill during the year ended July 1, 2023.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangibles
The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer relationships, which are amortized using an accelerated method of amortization over the expected customer lives, more accurately reflecting the pattern of realization of economic benefits we expect to derive. Acquired developed technologies are amortized to cost of sales and customer relationships are amortized to selling, general and administrative expenses in the consolidated statement of operations.
In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
During the annual impairment testing performed in the fourth quarter of fiscal 2023, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the during the years ended July 1, 2023 and July 2, 2022.
In connection with the merger with NeoPhotonics and the acquisition of the IPG telecom transmission product lines, we recorded $452.5 million of intangible assets. Refer to “Note 4. Business Combination”. The intangible assets acquired from the acquisitions were as follows as of the acquisition date (in millions, except for weighted average amortization period):

	Fair value at the acquisition date			Weighted average amortization period (in years)
	NeoPhotonics	IPG telecom transmission product lines	Total acquired
Acquired developed technologies	$220.0	$8.6	$228.6	5.2
Customer relationships	144.5	2.3	146.8	5.9
In-process research and development	48.0	29.1	77.1	n/a
Total intangible assets	$412.5	$40.0	$452.5

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended July 1, 2023, we reclassified $23.3 million of IPR&D intangible assets acquired from NeoPhotonics to acquired developed technologies for IPR&D projects that were completed during the period. We recorded $2.6 million of related amortization expense in our consolidated statements of operations during the year ended July 1, 2023.
During the year ended July 1, 2023, we recorded a total charge of $21.3 million to write-off acquired intangible assets, which includes $12.9 million of research and development expense for IPR&D intangible assets acquired from NeoPhotonics for projects we will no longer pursue, and $6.8 million of cost of sales for developed technologies acquired from IPG and $1.6 million of selling, general and administrative expense for customer relationship acquired from IPG primarily due to product discontinuation as well as changes in customer demand.
The following tables present details of all of our intangibles, including those acquired in connection with our acquisitions in the first quarter of fiscal 2023, as of the periods presented (in millions, except for weighted average remaining amortization period):

July 1, 2023	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$630.9	$(385.5)	$245.4	4.2
Customer relationships	289.7	(116.8)	172.9	3.7
In-process research and development	40.9	—	40.9	n/a
Total intangible assets	$961.5	$(502.3)	$459.2

July 2, 2022	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$390.3	$(303.6)	$86.7	2.5
Customer relationships	145.0	(76.0)	69.0	4.4
Total intangible assets	$535.3	$(379.6)	$155.7
During fiscal 2023, 2022 and 2021, we recorded $127.7 million, $85.5 million and $85.7 million, respectively, of amortization related to intangibles assets.
The following table presents details of amortization for the periods presented (in millions):

	Years ended
	July 1, 2023	July 2, 2022	July 3, 2021
Cost of sales	$84.4	$62.9	$61.7
Selling, general and administrative	43.3	22.6	24.0
Total amortization of intangibles	$127.7	$85.5	$85.7
Based on the carrying amount of our acquired developed technologies and customer relationships as of July 1, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2024	$110.8
2025	96.9
2026	87.2
2027	76.7
2028	37.3
Thereafter	9.4
Total	$418.3
The table above excludes in-process research and development intangible assets.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debt
Convertible Notes
2029 Notes
On June 16, 2023, we issued $603.7 million in aggregate principal amount of 2029 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2029 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association, (as successor in interest to U.S. Bank National Association), as a trustee (the “2029 Indenture”). The 2029 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The net proceeds from the sale of the 2029 Notes was $599.4 million, after deducting $4.3 million of net issuance costs. In addition, we incurred $0.8 million of professional fees directly related to this transaction. Concurrent with the issuance of the 2029 Notes, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes and $125.0 million of the net proceeds to repurchase our common stock in privately negotiated transactions. We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment of our indebtedness, including any of our existing convertible notes, capital expenditures, working capital and potential acquisitions.
The 2029 Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. The 2029 Notes will mature on December 15, 2029, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
The initial conversion rate is 14.3808 shares of common stock per $1,000 principal amount of the 2029 Notes (which is equivalent to an initial conversion price of approximately $69.54 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2029 Indenture, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2029 Notes in connection with such make-whole fundamental change or notice of redemption.
Prior to the close of business on the business day immediately preceding September 15, 2029, holders of the 2029 Notes may convert their 2029 Notes only under the following circumstances:
•during any fiscal quarter commencing after September 30, 2023 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% if the applicable conversion price on each applicable trading day;
•during the five consecutive business day period after any five consecutive trading day period (the “2029 measurement period”) in which the trading price per $1,000 principal amount of 2029 Notes for each trading day of the 2029 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day;
•if we call any or all of the 2029 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events as specified in the 2029 Indenture.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On or after September 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2029 Notes at any time. Upon conversion, we will satisfy our conversion obligation in cash, shares of common stock or a combination of cash and shares of common stock, at our election.
We may redeem for cash all or any portion of the 2029 Notes, at our option (subject to the partial redemption limitation set forth in the 2029 Indenture), on or after June 22, 2026, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2029 Notes. If we elect to redeem fewer than all of the outstanding 2029 Notes, at least $100.0 million aggregate principal amount of the 2029 Notes must be outstanding and not subject to redemption as of the redemption notice date. Upon the occurrence of a fundamental change (as defined in the 2029 Indenture), holders may require us to repurchase all or a portion of their 2029 Notes for cash at a price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of July 1, 2023, measured at amortized cost.
2028 Notes
In March 2022, we issued $861.0 million in aggregate principal amount of 2028 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2028 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as a trustee (the “2028 Indenture”). The 2028 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The net proceeds from the sale of the 2028 Notes was $854.8 million, after deducting $6.2 million in issuance costs. In addition, we incurred $0.7 million of professional fees directly related to this transaction. Concurrent with the issuance of the 2028 Notes, we used $200.0 million of the net proceeds to repurchase our common stock in privately negotiated transactions.
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
•upon the occurrence of specified corporate events as specified in the 2028 Indenture.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on the non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. Refer to “Note 2. Recently Issued Accounting Pronouncements” for the detailed adoption impact.
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

•upon the occurrence of specified corporate events as specified in the 2026 Indenture.
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
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. Refer to “Note 2. Recently Issued Accounting Pronouncements” for the detailed adoption impact.
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
•upon the occurrence of specified corporate events as specified in the 2024 Indenture.

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
During fiscal 2017, we satisfied the TMA settlement condition. As such, the value of the conversion option is no longer marked-to-market and was reclassified to additional paid-in capital within stockholders’ equity on our consolidated balance sheet. The value of the conversion option at the time of issuance is treated as an original issue discount for purposes of accounting for the debt component of the 2024 Notes. The debt component will accrete up to the principal amount over the expected term of the debt. The adoption of ASU 2020-06 did not change the presentation of the 2024 Notes, as the conversion feature associated with the 2024 Notes continues to be classified within stockholders’ equity.
Concurrent with the issuance of the 2029 Notes, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes, which we accounted for as an extinguishment of liability. $13.5 million of the $132.8 million repurchase price was allocated to the conversion feature of the repurchased 2024 Notes, representing the fair value of the conversion feature at the date of the repurchase, and was recognized as a reduction of the stockholders’ equity. Refer to consolidated statements of stockholders’ equity. We recognized an extinguishment gain of $1.0 million related to the repurchase, which was recorded under other income, net on our consolidated statements of operations for the year ended July 1, 2023. The remaining principal amount of the 2024 Notes as of July 1, 2023 was $323.1 million.
During the year ended July 1, 2023, we received conversion requests of less than $0.1 million principal amount of the 2024 Notes, which we settled with cash in accordance with the 2024 Indenture. During the year ended July 2, 2022, we received conversion requests of $1.8 million principal amount of the 2024 Notes, which we settled with a combination of $1.8 million of cash and approximately 9 thousand shares of common stock in accordance with the 2024 Indenture. Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Notes - Additional Disclosures
Our convertible notes consisted of the following components as of the periods presented (in millions):

July 1, 2023	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	2029 Notes (4)	Total
Principal	$323.1	$1,050.0	$861.0	$603.7	$2,837.8
Unamortized debt discount and debt issuance costs	(11.5)	(4.1)	(5.5)	(5.1)	(26.2)
Net carrying amount of the liability component	$311.6	$1,045.9	$855.5	$598.6	$2,811.6

July 2, 2022	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	Total
Principal	$448.1	$1,050.0	$861.0	$2,359.1
Unamortized debt discount and debt issuance costs	(38.2)	(218.6)	(226.3)	(483.1)
Net carrying amount of the liability component	$409.9	$831.4	$634.7	$1,876.0
(1) If the closing price of our stock exceeded $78.80 (or 130% of the conversion price of $60.62) for 20 of the last 30 trading days of any future quarter, the 2024 Notes would become convertible at the option of the holders during the subsequent fiscal quarter. The 2024 Notes are classified as current liabilities as the debt will mature on March 15, 2024.
(2) If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29 for 20 of the last 30 trading days of any future quarter, the 2026 Notes would also become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
(3) If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future quarter, the 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
(4) If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, the 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
The following table sets forth interest expense information related to our convertible notes for the periods presented (in millions):

	July 1, 2023	July 2, 2022	July 3, 2021
Contractual interest expense	$11.2	$7.8	$6.5
Amortization of the debt discount and debt issuance costs	24.3	72.4	60.2
Total interest expense	$35.5	$80.2	$66.7
The future interest and principal payments related to our convertible notes are as follows as of July 1, 2023 (in millions):

Fiscal Years	2024 Notes	2026 Notes	2028 Notes	2029 Notes	Total
2024	$324.3	$5.3	$4.3	$9.1	$343.0
2025	—	5.3	4.3	9.1	18.7
2026	—	5.3	4.3	9.1	18.7
2027	—	1,052.5	4.3	9.1	1,065.9
2028	—	—	865.3	9.1	874.4
Thereafter	—	—	—	617.1	617.1
Total payments	$324.3	$1,068.4	$882.5	$662.6	$2,937.8
The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mitsubishi Bank Loans
In connection with our merger of NeoPhotonics, we assumed several loan agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank Loans”) for an aggregate fair value of approximately $5.9 million, approximately $0.9 million of which was paid in the fiscal first quarter of 2023 and the remaining balance was fully paid in the fiscal second quarter of 2023. We recorded $0.1 million of interest expense related to the Mitsubishi Bank Loans for the year ended July 1, 2023.
Note 11. Accumulated Other Comprehensive Income
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations, and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Ending balance as of June 27, 2020	$9.7	$(4.2)	$2.4	$7.9
Other comprehensive income (loss)	—	2.8	(2.5)	0.3
Ending balance as of July 3, 2021	9.7	(1.4)	(0.1)	8.2
Other comprehensive income (loss)	—	2.4	(10.2)	(7.8)
Ending balance as of July 2, 2022	$9.7	$1.0	$(10.3)	$0.4
Other comprehensive income (loss)	0.7	(1.4)	4.4	3.7
Ending balance as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
(1) In fiscal 2019, as a result of significant changes in economic facts and circumstances, primarily due to the acquisition of Oclaro, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2028 remain as a component of accumulated other comprehensive income in our consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition is the local currency. For the year ended July 1, 2023, we recorded $0.7 million of foreign currency translation adjustments.
(2) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary. During fiscal 2023, 2022 and 2021, our income (loss) on defined benefit obligations is presented net of tax of nil, $1.5 million, and nil, respectively.
(3) In fiscal 2023, 2022 and 2021, our unrealized gain (loss) on available-for-sale securities is presented net of tax of $0.8 million, $2.8 million and $(0.5) million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions in the first quarter of fiscal 2023.
The following table summarizes the activity of restructuring and related charges during the periods presented (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Balance as of beginning of period	$—	$5.7	$5.2
Charges (reversals), net	28.1	(1.1)	7.7
Payments	(23.1)	(4.6)	(7.2)
Balance as of end of period	$5.0	$—	$5.7
During the year ended July 1, 2023, we recorded restructuring and related charges of $28.1 million in our consolidated statements of operations, which was primarily attributable to company-wide integration efforts as a result of the merger with NeoPhotonics, our cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provide for payments and benefits upon an involuntary termination of employment under certain circumstances.
During the year ended July 2, 2022, we recorded a net reversal to our restructuring and related charges of $1.1 million in our consolidated statements of operations, which was primarily attributable to lower than anticipated employee severance charges due to retaining and re-assigning certain employees.
During the year ended July 3, 2021, we recorded restructuring and related charges of $7.7 million in our consolidated statements of operations. The charges were primarily attributable to severance charges associated with the decision to cease manufacturing of certain products in San Jose, California, as well as other cost reduction measures taken across the Company impacting all regions.
Any changes in the estimates of executing our restructuring activities will be reflected in our future results of operations.

Note 13. Retirement and Disposal of Assets
We record fixed assets losses, primarily attributable to the retirement and disposal of fixed assets, net of proceeds received. The impact of such losses on our results of operations by function during the periods presented was as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Cost of sales	$1.5	$2.5	$9.3
Research and development	0.5	0.4	0.3
Selling, general and administrative	6.6	0.1	(7.2)
	$8.6	$3.0	$2.4
In fiscal year 2023, as a result of company-wide integration efforts associated with the recent merger with NeoPhotonics, we made a decision to consolidate our manufacturing and operational sites. The $8.6 million of expense recorded during the year primarily relates to the retirement of assets that were no longer needed as part of this initiative.
In fiscal year 2021, we made a decision to cease manufacturing of certain products at a manufacturing facility that we owned in San Jose, California. During the fourth quarter of fiscal 2021, we shut down the manufacturing site and sold the related land and building for $23.0 million and recognized a gain of $8.3 million, which was recorded as an offset to selling, general and administrative expenses in our consolidated statement of operations for the fiscal year ended July 3, 2021. As part of this transition, in fiscal 2022, we sold equipment that was no longer needed and recognized a gain of $5.9 million, which was recorded as an offset to cost of sales in our consolidated statement of operations for the fiscal year ended July 2, 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes
Our income before income taxes consisted of the following (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Domestic	$(44.3)	$77.5	$314.9
Foreign	(58.1)	157.6	148.2
Income before income taxes	$(102.4)	$235.1	$463.1
Our income tax provision consisted of the following (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Federal:
Current	$12.9	$13.7	$30.5
Deferred	(22.5)	1.0	9.2
	(9.6)	14.7	39.7
State:
Current	0.9	(0.1)	1.7
Deferred	(0.5)	0.3	(0.3)
	0.4	0.2	1.4
Foreign:
Current	55.3	46.8	36.5
Deferred	(16.9)	(25.5)	(11.8)
	38.4	21.3	24.7

Total income tax provision	$29.2	$36.2	$65.8
The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate to our income before provision for income taxes as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Income tax provision computed at federal statutory rate	$(21.5)	$49.4	$97.3
Foreign rate differential	33.6	(50.4)	(50.4)
Change in valuation allowance	(4.8)	10.5	45.4
Tax credits	(46.5)	(23.1)	(31.8)
Stock-based compensation	19.1	9.6	5.6
Permanent items	2.9	0.6	1.5
Transaction costs	2.4	—	—
Subpart F and GILTI	44.2	28.2	42.1
Unrecognized tax benefits	8.6	4.1	(3.7)
Change in Non-US Statutory Tax Rates	—	(1.2)	(35.8)
BEAT	(8.0)	8.0	—
Other	(0.8)	0.5	(4.4)
Total income tax provision	$29.2	$36.2	$65.8

Effective tax rate	(28.52)%	15.40%	14.22%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our provision for income taxes for fiscal 2023 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign income inclusions in the U.S., earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and non-deductible stock-based compensation. Additionally, our provision for income taxes includes income tax benefits from various tax credits and change in valuation allowance as it is more-likely-than-not that certain deferred tax assets will be realizable in the future. During fiscal 2023, we also effectuated certain tax planning actions which reduced the amount of BEAT for fiscal 2022.
Our provision for income taxes for fiscal 2022 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, offset by the tax expense from foreign income inclusions in U.S. Additionally, our provision for income taxes includes income tax benefits from various tax credits offset by an income tax expense from non-deductible stock-based compensation as well as change in valuation allowance as it is not more-likely-than-not that certain deferred tax assets will be realizable in the future.
Our provision for income taxes for fiscal 2021 differs from the 21% U.S. statutory rate primarily due to the income tax benefit from earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, which is offset by the tax expense from foreign income inclusions in the U.S. Additionally, our provision for income taxes includes income tax benefit from various tax credits and non-U.S. statutory rate changes enacted during the year, offset by an income tax expense from non-deductible stock-based compensation as well as change in valuation allowance as it is not more-likely-than-not that certain deferred tax assets will be realizable in the future.
The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	July 1, 2023	July 2, 2022
Gross deferred tax assets:
Intangibles	$11.5	$81.2
Tax credit carryforwards	84.3	75.3
Net operating loss carryforwards	218.6	151.0
Inventories	7.9	6.3
Accruals and reserves	11.5	14.2
Fixed assets	18.4	25.5
Capital loss carryforwards	13.9	12.0
Capitalized and unclaimed R&D expenditure	67.2	40.5
Stock-based compensation	8.3	5.6
Lease liabilities	13.8	15.9
Other	2.6	4.7
Gross deferred tax assets	458.0	432.2
Valuation allowance	(303.4)	(263.2)
Deferred tax assets	154.6	169.0
Gross deferred tax liabilities:
Intangible amortization	(21.1)	(33.7)
Convertible notes	(3.4)	(100.6)
Right-of-use assets	(16.1)	(18.2)
Other	(1.4)	(2.4)
Deferred tax liabilities	(42.0)	(154.9)

Total net deferred tax assets	$112.6	$14.1

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We assess our ability to realize the deferred tax assets on a quarterly basis and establish a valuation allowance if the deferred tax assets are not more-likely-than-not to be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. In fiscal 2023, after considering both positive and negative evidence, we have determined that we will be able to realize all of our deferred tax assets relating to foreign tax credits and have therefore reversed the related valuation allowance. We continue to maintain our valuation allowance on our U.S. federal capital loss carryforwards as well as California, Canada, and UK deferred tax assets, and a partial valuation allowance on our Slovenia deferred tax asset. In the event the Company determines that it will be able to realize all or part of the deferred tax assets in the future, the valuation allowance will be reversed in the period in which the Company makes such determination. Based on the information currently available, we do not believe that a significant portion of our valuation allowance for the U.S., California, Canada, and UK will be released in the next 12 months. Such a release would result in the recognition of certain deferred tax assets and a decrease in the income tax expense for the period in which the release is recorded.
As of July 1, 2023, the Company had federal and foreign net operating loss carryforwards of $339.2 million and $575.9 million, respectively. These carryforwards will begin to expire in the fiscal year ending 2025. The federal and foreign tax attributes carried forward are subject to various rules which impose limitations on the utilization.
Additionally, the Company has federal, state, and foreign research and other tax credit carryforwards of $15.2 million, $105.7 million, and $36.7 million, respectively. The federal credits will begin to expire in the fiscal year ending 2025 and California credits can be carried forward indefinitely. The foreign tax credits will begin to expire in the fiscal year ending 2024.
Current U.S. tax law generally provides greater flexibility for us to access and utilize our cash held by certain of our foreign subsidiaries and we intend to repatriate all or some of the earnings of our subsidiaries in the Cayman Islands, Japan, and Hong Kong. As to all other foreign subsidiaries, we intend to reinvest these earnings indefinitely in our foreign subsidiaries. As a result, U.S. income and foreign withholding taxes associated with the repatriation of $39.4 million of earnings from our foreign subsidiaries, other than the Cayman Islands, Japan, and Hong Kong subsidiaries, have not been provided for. We estimate that an additional $2.8 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S. and such withholding taxes may be available as foreign tax credit or deduction to reduce U.S. tax liability.
The aggregate changes in the balance of our unrecognized tax benefits between July 2, 2022 and July 1, 2023 are as follows (in millions):

Balance as of June 27, 2020	$55.5
Increases based on tax positions related to prior year	6.8
Decreases based on tax positions related to prior year	(1.6)
Decreases related to Statute of Limitations	(5.1)
Additions based on tax positions related to current year	6.5
Balance as of July 3, 2021	$62.1
Increases based on tax positions related to prior year	5.2
Decreases based on tax positions related to prior year	(2.1)
Decreases related to Statute of Limitations	(9.8)
Additions based on tax positions related to current year	6.5
Decreases related to audit settlements	(0.2)
Balance as of July 2, 2022	$61.7
Increases based on tax positions related to prior year	2.8
Decreases based on tax positions related to prior year	(5.5)
Decreases related to Statute of Limitations	(0.1)
Additions based on tax positions related to current year	7.7
Increases due to acquisition	47.3
Balance as of July 1, 2023	$113.9

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 1, 2023, we had $64.4 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Although it is possible that certain tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within next 12 months. However, we believe that we have adequately provided under GAAP for potential audit outcomes. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to be $13.3 million over the next 12 months.
The Company has obtained a tax holiday related to certain business activities in Thailand but to date, has not met the requirements to obtain the benefits of the tax holiday. Accordingly, the earned income is subject to normal Thailand statutory tax rates.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 1, 2023 and July 2, 2022 were $15.2 million and $1.6 million, respectively.
The major tax jurisdictions where we file tax returns are the U.S. federal government, the state of California, Japan, the United Kingdom, Thailand, China and Canada. As of July 1, 2023, our fiscal 2011 to 2022 tax returns are open to potential examination in one or more jurisdictions. In addition, certain net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits.
Note 15. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
On November 16, 2022, our stockholders approved amendments to the Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) to (i) increase the number of shares reserved for issuance by an additional 0.9 million shares and (ii) make certain other changes to reflect good corporate governance practices.
As of July 1, 2023, we had 3.2 million shares subject to restricted stock units, restricted stock awards and performance stock units issued and outstanding under the 2015 Plan. These grants are performance-based, time-based or a combination of both and are expected to vest within four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant.
As of July 1, 2023, 2.7 million shares of common stock under the 2015 Plan were available for grant.
Replacement Awards
In connection with the merger with NeoPhotonics, we issued equity awards to certain NeoPhotonics employees, consisting of restricted stock units (the “Replacement Awards”) in exchange for their NeoPhotonics equity awards. The terms of these Replacement Awards are substantially similar to the original NeoPhotonics equity awards. The Replacement Awards consisted of 0.4 million restricted stock units with a grant date fair value of $93.4 per share, which represents our closing stock price on the Closing date. The total fair value of these Replacement Awards is $40.2 million, $3.5 million of which is attributable to employee services rendered through August 3, 2022, the merger Closing date, and was recognized as a component of the merger consideration and stock-based compensation in the consolidated statements of stockholders’ equity. The remaining fair value of the Replacement Awards is recorded as stock-based compensation over the remaining vesting period. Refer to “Note 4. Business Combination.”
Restricted Stock Units
Restricted stock units (“RSUs”) under the 2015 Plan are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and are expected to vest within four years. For annual refresh grants, RSUs generally vest ratably on an annual, or combination of annual and quarterly, basis over three years.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2023, our board of directors approved grants of 1.8 million shares which primarily vest over three years. In addition, we issued 0.4 million RSUs as part of the Replacement Awards in connection with the merger with NeoPhotonics as described above.
Performance Stock Units
Performance stock units (“PSUs”) under the 2015 Plan are grants of shares of our common stock that vest upon the achievement of certain performance and service conditions. We begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. Our PSUs are subject to risk of forfeiture until performance and service conditions are satisfied and generally vest within three years.
During fiscal 2023, our board of directors approved a grant of 0.3 million PSUs with an aggregate grant date fair value of $26.0 million to executive and non-executive employees as part of our revised Annual Incentive Plan. These PSUs are subject to performance targets and service conditions, with a vesting period of one year. The board of directors also approved a grant of 0.3 million PSUs with an aggregate grant date fair value of $23.0 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurements, as well as service conditions, over three years.
Employee Stock Purchase Plan
The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.1 million shares remained available for issuance as of July 1, 2023.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function during the periods presented was as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Cost of sales	$30.1	$20.8	$19.2
Research and development	41.4	22.1	19.5
Selling, general and administrative	76.9	60.2	54.2
Total stock-based compensation	$148.4	$103.1	$92.9

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the NeoPhotonics merger, we issued replacement equity awards (the “Replacement Awards”) in settlement of certain NeoPhotonics equity awards at the merger Closing date, with the total fair value of $40.2 million based on our closing stock price on the Closing date. The portion of Replacement Awards attributed to pre-merger service is $3.5 million, which was accounted for as part of the consideration transferred and was recorded under stock-based compensation in our consolidated statements of stockholders’ equity as of July 1, 2023. Additionally, certain equity awards for NeoPhotonics employees were accelerated. The total stock-based compensation associated with the acceleration was $11.9 million, of which $9.0 million was settled in cash. We recorded the $11.9 million for the accelerated awards in our consolidated statements of operations during the first quarter of fiscal year 2023. Refer to “Note 4. Business Combination.”
Stock-based compensation for fiscal 2023, 2022 and 2021 includes $16.0 million, $16.8 million and $16.8 million, respectively, of stock-based compensation costs related to PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Income tax benefit associated with stock-based compensation	$10.4	$12.5	$14.6
Approximately $14.2 million and $6.4 million of stock-based compensation was capitalized to inventory as of July 1, 2023 and July 2, 2022, respectively.
As of July 1, 2023, $160.1 million of stock-based compensation cost related to RSU awards granted to our employees remains to be amortized. This cost is expected to be recognized over an estimated amortization period of 1.8 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Award Activity
The following table summarizes our awards activity in fiscal 2023, 2022 and 2021 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 27, 2020	1.9	$56.6	0.3	$60.6
Granted	1.2	86.6	0.2	86.7
Vested/Exercised	(1.1)	56.5	(0.2)	57.8
Canceled	(0.2)	67.1	—	70.0
Balance as of July 3, 2021	1.8	$76.0	0.3	$75.7
Granted	1.5	87.8	0.2	85.7
Vested/Exercised	(1.1)	73.4	(0.2)	76.1
Canceled	(0.2)	79.9	—	58.7
Balance as of July 2, 2022	2.0	$85.9	0.3	$81.9
Replacement Awards Issued	0.4	93.4	—	n/a
Granted	1.8	85.1	0.6	87.9
Vested/Exercised	(1.3)	85.8	(0.2)	73.2
Canceled	(0.3)	87.7	(0.1)	89.2
Balance as of July 1, 2023	2.6	$85.0	0.6	$89.1
A summary of awards available for grant for fiscal 2023, 2022 and 2021 is as follows (in millions):

Awards Available for Grant
Balance as of June 27, 2020	3.5
Granted	(1.4)
Canceled	0.2
Balance as of July 3, 2021	2.3
Authorized	3.0
Granted	(1.7)
Canceled	0.2
Balance as of July 2, 2022	3.8
Assumed in connection with NeoPhotonics merger	0.4
Replacement Awards	(0.4)
Authorized	0.9
Granted	(2.4)
Canceled	0.4
Balance as of July 1, 2023	2.7
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for fiscal 2023, 2022 and 2021 was $5.0 million, $4.6 million, and $4.6 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. There were 0.3 million, 0.2 million, and 0.2 million shares issued to employees through the 2015 Purchase Plan during fiscal 2023, 2022 and 2021, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the 2015 Purchase Plan shares during the periods presented were as follows:

	July 1, 2023	July 2, 2022
Expected term (years)	0.5	0.5
Expected volatility	39.7%	45.4%
Risk-free interest rate	4.85%	1.49%
Dividend yield	—%	—%
Repurchase and Retirement of Common Stock
Repurchase Made in Connection with Convertible Note Offering
In fiscal 2023, concurrent with the issuance of the 2029 Notes, we repurchased 2.3 million shares of our common stock in privately negotiated transactions at an average price of $53.49 per share for an aggregate purchase price of $125.0 million. We recorded the aggregate purchase price as a reduction of retained earnings within our consolidated balance sheet. These shares were retired immediately.
In fiscal 2022, concurrent with the issuance of the 2028 Notes, we repurchased 2.0 million shares of our common stock in privately negotiated transactions at an average price of $99.0 per share for an aggregate purchase price of approximately $200.0 million. We recorded the aggregate purchase price as a reduction of retained earnings within our consolidated balance sheet and retired these shares immediately.
Share Buyback Program
On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024. On April 5, 2023, our board of directors approved a further increase in our share buyback program to authorize us to use up to an aggregate amount of $1.2 billion (an increase from $1.0 billion) to purchase our own shares of common stock through May 2025.
During fiscal 2023, we repurchased 0.7 million shares of our common stock as part of the share buyback program at an average price of $65.03 per share for an aggregate purchase price of $40.5 million. During fiscal 2022, we repurchased 4.0 million shares of our common stock as part of the share buyback program at an average price of $87.21 per share for an aggregate purchase price of $348.9 million. Since the appoval of the share buyback program by the board of directors, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our consolidated balance sheets. All repurchased shares were retired immediately. As of July 1, 2023, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the evaluation of market conditions and other factors, at prices determined to be in the best interests of the Company and our stockholders. The stock buyback program may be suspended or terminated at any time.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Employee Retirement Plans
Defined Contribution Plans
In the United States, the Company sponsors the Lumentum 401(k) Retirement Plan (the “401(k) Plan”), a defined contribution plan under the Employee Retirement Income Security Act of 1974 (“ERISA”), which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $22,500 (or $30,000 for employees over 50 years of age) in calendar year 2023 as set by the Internal Revenue Service. Employees are eligible for matching contributions after completing 180 days of service. The Company’s match is contributed on a per-pay-period basis and is based on employees’ before-tax contributions and compensation each pay period. All matching contributions are made in cash and vest immediately under the 401(k) Plan. In fiscal 2023, 2022 and 2021, our contribution expense to the 401(k) Plan was $3.8 million, $3.7 million, and $3.5 million, respectively.
We also have defined contribution plans in most of the other countries in which we operate, either as required by statutory law or as provided by the Company’s supplemental offering. Our contribution expense to all defined contribution plans outside the United States were $8.1 million, $7.7 million, and $8.3 million for fiscal 2023, 2022 and 2021, respectively.
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
We account for our defined benefit obligations in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost using actuarial valuations provided by third-party actuaries. As of July 1, 2023, our projected benefit obligations, net, in Japan, Switzerland and Thailand were $4.2 million, $3.3 million and $3.9 million, respectively. They were recorded in our consolidated balance sheets as accrued payroll and related expenses for the short-term portion while other non-current liabilities for the long-term portion, and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
As of July 1, 2023, the defined benefit plans in Switzerland were partially funded, while the defined benefit plans in Japan and Thailand were unfunded.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the benefit obligations of pension plans in Japan, Switzerland, and Thailand, and the change in plan assets in Switzerland were as follows (in millions):

	July 1, 2023	July 2, 2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$17.5	$20.6
Assumed pension liability in Japan in connection with NeoPhotonics acquisition	2.2	—
Service cost	1.7	1.8
Interest cost	0.3	0.1
Plan participants’ contributions	0.8	0.5
Actuarial losses (gains) (1)	0.6	(3.9)
Net benefits payment	1.0	(0.2)
Plan amendments	(0.1)	(0.2)
Foreign exchange impact	0.8	(1.2)
Benefit obligation at end of year	$24.8	$17.5

Change in plan assets:
Fair value of plan assets at beginning of year	$9.8	$9.8
Actual return on plan assets	(0.5)	(0.2)
Employer contribution	1.5	0.6
Plan participants’ contribution	0.8	0.5
Net benefits payment	1.0	(0.2)
Foreign exchange impact	0.8	(0.7)
Fair value of plan assets at end of year	$13.4	$9.8

Funded status (2)	$(11.4)	$(7.7)

Changes in benefit obligations and plan assets recognized in other comprehensive income:
Prior service cost	$—	$(0.1)
Amortization of accumulated net actuarial loss	—	(0.1)
Net actuarial loss (gain)	1.4	(3.6)
	$1.4	$(3.8)

Accumulated benefit obligation	$20.0	$14.0
(1) Actuarial losses (gains) are primarily driven by changes in discount rates.
(2) As of July 1, 2023, the current portion of the projected benefit obligation is $1.2 million, which was recorded under accrued payroll and related expenses in the consolidated balance sheets, and the non-current portion of the projected benefit obligation is $10.2 million, which was recorded under other non-current liabilities in the consolidated balance sheets. As of July 2, 2022, benefit obligation of $7.7 million was recorded other non-current liabilities in our consolidated balance sheets. Refer to “Note 7. Balance Sheet Details”.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension costs in Japan, Switzerland and Thailand include the following components for the periods presented (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Service cost	$1.7	$1.8	$2.0
Interest cost	0.3	0.1	0.1
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(0.3)	(0.2)	(0.3)
Amortization of net loss	—	0.2	0.3
Settlement losses	—	—	0.3
Net periodic pension cost	$1.6	$1.8	$2.3
Assumptions
Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age and assumptions about interest rates, compensation increases and other factors. At a minimum, we evaluate these assumptions annually and make changes as necessary.
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
The following table summarizes the weighted-average assumptions used to determine net periodic cost and benefit obligation for our defined benefit plans in Japan, Switzerland and Thailand:

	Years Ended
	July 1, 2023	July 2, 2022
Assumptions used to determine net periodic cost:
Discount rate	2.3%	1.1%
Expected long-term return on plan assets	2.5%	2.0%
Salary increase rate	4.1%	3.7%
Assumptions used to determine benefit obligation at end of year:
Discount rate	1.8%	1.9%
Salary increase rate	3.0%	3.1%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan assets of our defined benefit plan in Switzerland at fair value and the percentage of assets allocations as of July 1, 2023 and July 2, 2022 (in millions, except percentage data):

				Fair value measurement as of July 1, 2023
	Target allocation	Total	Percentage of plan asset	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Global equity	33%	$4.4	32%	$—	$4.4
Fixed income	32%	4.0	30%	—	4.0
Alternative investment	12%	1.7	13%	—	1.7
Cash	1%	0.1	1%	0.1	—
Other assets	22%	3.2	24%	—	3.2
Total Assets	100%	$13.4	100%	$0.1	$13.3

				Fair value measurement as of July 2, 2022
	Target allocation	Total	Percentage of plan asset	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Global equity	33%	$3.2	33%	$—	$3.2
Fixed income	32%	3.1	30%	—	3.1
Alternative investment	12%	1.2	13%	—	1.2
Cash	1%	0.1	1%	0.1	—
Other assets	22%	2.2	23%	—	2.2
Total Assets	100%	$9.8	100%	$0.1	$9.7
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets. Global equity consists of several funds that invest primarily in Swiss and foreign equities; fixed income consists of several funds that invest primarily in investment grade domestic and overseas bonds; alternative investment consists of several funds that invest primarily in hedge funds, infrastructure funds and private equity and debt; and other assets consist of several funds that invest primarily in real estate funds.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Benefit Payments
We estimate our expected benefit payments to participants in the defined benefit pension plans based on the same assumptions used to measure our PBO at year-end which includes benefits attributable to estimated future compensation increases.
The following benefit payments are estimated to be paid from our defined benefit pension plans (in millions):

Fiscal Years	Total
2024	$2.2
2025	1.5
2026	1.3
2027	1.5
2028	2.0
Next five years	12.6
Total expected benefit payments	$21.1
We expect to contribute $2.2 million to our defined benefit pension plans in fiscal 2024.
Note 17. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $348.9 million as of July 1, 2023 represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
We depend on a limited number of contract manufacturers, subcontractors and suppliers for raw materials, packages and standard components. We generally purchase these single or limited source products through standard purchase orders or one-year supply agreements and have no significant long-term guaranteed supply agreements with these vendors. While we seek to maintain a sufficient safety stock of such products and maintain on-going communications with our suppliers to guard against interruptions or cessation of supply, our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures.
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
The following table presents the changes in our warranty reserve during the periods presented (in millions):

	Years Ended
	July 1, 2023	July 2, 2022
Balance as of beginning of period	$10.0	$5.0
Warranties assumed in NeoPhotonics merger	0.7	—
Provision for warranty	7.1	9.4
Utilization of reserve	(11.0)	(4.4)
Balance as of end of period	$6.8	$10.0

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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. We have recorded $7.8 million with respect to the pending settlement of certain non-ordinary course litigation matters under accrued expenses in our consolidated balance sheet as of July 1, 2023 and under selling, general and administrative expenses in our consolidated statement of operations for the year ended July 1, 2023.
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
On August 16, 2022, the lead plaintiff moved for class certification and to be appointed class representative. Defendants opposed the motion. The action subsequently was stayed while the parties participated in a mediation. On January 18, 2023, the lead plaintiff filed a Notice of Settlement informing the court of an agreement in principle between the parties for a class-wide settlement of the Karri Lawsuit. On January 24, 2023, in light of the potential settlement, the court vacated all pretrial and trial dates and ordered the lead plaintiff to file a motion for preliminary approval of the settlement by March 17, 2023. The lead plaintiff filed his motion for preliminary approval of the settlement on March 16, 2023, and defendants filed a statement of non-opposition on March 30, 2023. On April 20, 2023, the court held a hearing on lead plaintiff’s motion for preliminary approval of the settlement. The court declined to grant lead plaintiff’s motion for preliminary approval and ordered lead plaintiff to file a revised motion by May 22, 2023. Lead plaintiff filed his Revised Motion for Preliminary Approval of Settlement (the “Amended Motion”) on May 22, 2023, defendants filed a response in support of the Amended Motion on June 5, 2023, and the lead plaintiff submitted his reply on June 12, 2023. The hearing on the Amended Motion took place on August 17, 2023 and the court preliminarily approved the settlement. In the event that the settlement does not go forward for any reason, the defendants intend to continue to defend the Karri Lawsuit vigorously.

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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of July 1, 2023, we did not have any material indemnification claims that were probable or reasonably possible.
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
OpComms
Our OpComms products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”), as well as artificial intelligence and machine learning (“AI/ML”). These products enable the transmission and transport of video, audio and data over high-capacity fiber-optic cables. We maintain leading positions in these fast-growing OpComms markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed Datacom transceivers.
In the Consumer and Industrial market, our OpComms diode laser products include VCSELs and edge emitting lasers. In the Consumer end-market, our laser light sources are integrated into 3D sensing cameras which are used in applications in mobile devices, gaming, payment kiosks, computers, and other consumer electronics devices. Applications include biometric identification, computational photography, virtual and augmented reality, and natural user interfaces. Emerging applications for our lasers include automotive safety systems, LiDAR for advanced driver assistance systems in automobiles and autonomous vehicles, self-navigating robotics and drones in industrial applications, and 3D capture of objects coupled with 3D imaging or printing. In the industrial end-market, our diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Lasers
Our Lasers products serve our customers in markets and applications such as sheet metal processing, general manufacturing, solar cell processing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing.
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
We also provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor, LED, solar cells, and other types of chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of renewable energy, consumer electronics and connected devices globally.

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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Net revenue:
OpComms	$1,557.8	$1,518.5	$1,620.7
Lasers	209.2	194.1	122.1
Net revenue	$1,767.0	$1,712.6	$1,742.8
Gross profit:
OpComms	$665.5	$780.9	$830.2
Lasers	98.0	102.1	57.3
Total segment gross profit	763.5	883.0	887.5
Unallocated corporate items:
Stock-based compensation	(30.1)	(20.8)	(19.2)
Amortization of acquired intangibles	(84.4)	(62.9)	(61.7)
Amortization of inventory fair value adjustments	(17.8)	—	—
Inventory and fixed asset write down due to product line exits	—	(0.1)	(0.4)
Integration related costs	(12.1)	—	—
Intangible asset write-off (1)	(6.8)	—	—
Other charges, net (2)	(43.3)	(10.6)	(23.1)
Gross profit	$569.0	$788.6	$783.1
(1) During fiscal 2023, we recorded $6.8 million of write-off of developed technologies acquired from IPG, primarily due to product discontinuation as well as changes in customer demand.
(2) Other charges of unallocated corporate items during fiscal 2023 primarily relate to $32.5 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand and $2.7 million of excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in customer demand.
Other charges of unallocated corporate items during fiscal 2022 primarily relate to $14.0 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, offset by a $5.9 million gain from selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
Other charges of unallocated corporate items during fiscal 2021 primarily relate to costs of transferring product lines to new production facilities, including Thailand, of $6.9 million, excess and obsolete inventory charges of $7.7 million driven by U.S. trade restrictions and the related decline in customer demand, and fixed asset write-off of $5.0 million associated with excess capacity related to our Fiber laser business.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations

We operate in three geographic regions: Americas, Asia-Pacific, and EMEA (Europe, Middle East, and Africa). Net revenue is assigned to the geographic region and country where our product is initially shipped to. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that represented 10% or more of our total net revenue (in millions, except percentage data):

	Years Ended
	July 1, 2023		July 2, 2022		July 3, 2021
Net revenue:
Americas:
United States	$241.3	13.7%	$173.9	10.2%	$133.4	7.7%
Mexico	180.0	10.2%	160.9	9.4	134.8	7.7
Other Americas	9.3	0.5	12.1	0.7	12.1	0.7
Total Americas	$430.6	24.4%	$346.9	20.3%	$280.3	16.1%

Asia-Pacific:
Thailand	$269.0	15.2%	$102.3	5.9%	$116.8	6.7%
Hong Kong	246.7	14.0	458.2	26.7	546.3	31.3
South Korea	170.2	9.6	265.2	15.5	240.0	13.8
Japan	179.5	10.2	181.2	10.6	114.7	6.6
Other Asia-Pacific	276.3	15.6	242.4	14.2	304.5	17.5
Total Asia-Pacific	$1,141.7	64.6%	$1,249.3	72.9%	$1,322.3	75.9%

EMEA	$194.7	11.0%	$116.4	6.8%	$140.2	8.0%

Total net revenue	$1,767.0		$1,712.6		$1,742.8
During the years ended July 1, 2023, July 2, 2022, and July 3, 2021, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Customer A	12.1%	28.7%	30.2%
Customer B	15.3%	12.6%	10.1%
Customer C	*	*	10.8%
Customer D	10.5%	*	*
*Represents less than 10% of total net revenue.
As of July 1, 2023, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with three customers, which individually represented 14%, 12% and 12% of gross accounts receivable, respectively. As of July 2, 2022, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customers, which individually represented 10% and 10% of gross accounts receivable, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	July 1, 2023	July 2, 2022
United States	$134.7	$107.8
Thailand	132.0	107.6
Japan	93.0	38.9
China	42.1	32.7
Other countries	87.7	73.5
Total long-lived assets	$489.5	$360.5
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand, and Malaysia. During fiscal 2023, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with one contract manufacturer, who accounted for 43% of total net inventory purchases. During fiscal 2022 and 2021, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of total net purchases, were concentrated with two contract manufacturers for both periods, who collectively accounted for 55% and 40% of total net inventory purchases, respectively.

Note 19. Revenue Recognition
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

	Years Ended
	July 1, 2023		July 2, 2022		July 3, 2021
OpComms:
Telecom and Datacom	$1,324.5	75.0%	$1,008.7	58.9%	$1,059.7	60.8%
Consumer and Industrial	233.3	13.2%	509.8	29.8%	561.0	32.2%
Total OpComms	$1,557.8	88.2%	$1,518.5	88.7%	$1,620.7	93.0%
Lasers	209.2	11.8%	194.1	11.3%	122.1	7.0%
Net Revenue	$1,767.0		$1,712.6		$1,742.8
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	July 1, 2023	July 2, 2022	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$246.1	$262.0	$(15.9)	(6.1)%
Deferred revenue and customer deposits	Other current liabilities	$2.1	$—	$2.1	100.0%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of July 1, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of July 1, 2023.
(c) Changes in Internal Control over Financial Reporting
On August 3, 2022, we completed the acquisition of NeoPhotonics Corporation. On August 15, 2022, we completed the acquisition of IPG Photonics’ telecom transmission product lines. We excluded the acquired entities from our assessment of internal control over financial reporting as of July 1, 2023. Total assets and revenues of the acquired entities that were excluded from our assessment of internal control over financial reporting constitute in aggregate of approximately 22% and 20% of the consolidated total assets and revenues, respectively, as of and for the year ended July 1, 2023.
We are in the process of integrating the acquired businesses into our existing operations and evaluating the internal controls over financial reporting of the acquired businesses. We believe that we have taken necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of these business acquisitions, there were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lumentum Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of July 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 1, 2023, of the Company and our report dated August 23, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of two acquisitions (NeoPhotonics Corporation and IPG Photonics’ telecom transmission product lines) that were completed during the year ended July 1, 2023, which constitute in aggregate 22% and 20% of consolidated total assets and revenues, respectively, as of and for the year ended July 1, 2023. Accordingly, our audit did not include the internal control over financial reporting of two acquisitions.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 23, 2023

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
The SEC allows us to include information required in this Annual Report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2023 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information to be contained therein is incorporated in this Annual Report by reference.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required for this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required for this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
The financial statements filed as part of this Annual Report are listed in the section titled “Financial Statements and Supplementary Data” under Part II, Item 8 of this Annual Report.
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

LUMENTUM HOLDINGS INC.
FINANCIAL STATEMENT SCHEDULES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at beginning of period	Increase (decrease) in Consolidated Statements of Operations	Write-offs and other adjustments	Balance at end of period
Allowance for credit losses:
Fiscal year ended July 1, 2023	$—	$—	$—	$—
Fiscal year ended July 2, 2022	$0.4	$(0.1)	$(0.3)	$—
Fiscal year ended July 3, 2021	$1.8	$0.2	$(1.6)	$0.4

	(in millions)
	Balance at beginning of period	Additions charged to costs/expenses (1)	Deductions credited to costs/expenses (2)	Balance at end of period
Deferred tax valuation allowance:
Fiscal year ended July 1, 2023	$263.1	$42.7	$(2.4)	$303.4
Fiscal year ended July 2, 2022	$269.5	$5.7	$(12.1)	$263.1
Fiscal year ended July 3, 2021	$200.8	$68.7	$—	$269.5
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
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Indenture, dated March 8, 2017, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	3/9/2017
4.2	Form of 0.250% Convertible Senior Notes due 2024 (included in Exhibit 4.1)	8-K	4.2	3/9/2017
4.3	Description of Capital Stock	10-K	4.4	8/27/2019
4.4	Indenture, dated December 12, 2019, between Lumentum Holdings Inc. and U.S. Bank National Association.	8-K	4.1	12/12/2019
4.5	Form of 0.50% Convertible Senior Note due 2026 (included in Exhibit 4.4).	8-K	4.2	12/12/2019
4.6	Indenture dated March 8, 2022, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	3/8/2022
4.7	Form of 0.50% Convertible Senior Note due 2028 (included in Exhibit 4.6)	8-K	4.2	3/8/2022

4.8	Indenture, dated June 16, 2023, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association.	8-K	4.1	6/16/2023
4.9	Form of 1.50% Convertible Senior Note due 2029 (included in Exhibit 4.8).	8-K	4.2	6/16/2023
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4*	2015 Equity Incentive Plan as amended	8-K	10.2	11/9/2016
10.5*	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Executive Officer Performance-Based Incentive Plan	8-K	10.3	11/9/2016
10.7*	Change in Control and Severance Benefits Plan, effective May 8, 2018	10-K	10.6	8/28/2018
10.8*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.9*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.10*	Offer Letter, by and between the Registrant and Wajid Ali, dated as of January 11, 2019	10-Q	10.1	5/7/2019
10.11	Real Estate Purchase and Sale Agreement between MNCVAD-Graymark Ridder Park LLC and Lumentum Operations LLC, dated May 7, 2019	10-K	10.15	8/27/2019
10.13*	Global Performance Unit Award Agreement	10-Q	10.1	5/9/2023
10.14*	Global Restricted Stock Unit Award Agreement	10-Q	10.2	5/9/2023
10.15	Purchase Agreement, dated as of June 13, 2023, between Lumentum Holdings Inc. and Goldman Sachs & Co. LLC, as representative of the Initial Purchasers named in Schedule I thereto.	8-K	10.1	6/16/2023
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	The following financial information from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended July 1, 2023, July 2, 2022 and July 3, 2021; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended July 1, 2023, July 2, 2022 and July 3, 2021; (iii) Consolidated Balance Sheets as of July 1, 2023 and July 2, 2022; (iv) Consolidated Statements of Cash Flows for the fiscal years ended July 1, 2023, July 2, 2022 and July 3, 2021; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended July 1, 2023, July 2, 2022 and July 3, 2021; and (vi) Notes to the Consolidated Financial Statements	X
104	The cover page from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023, formatted in Inline XBRL (included as Exhibit 101).	X
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

Date:	August 23, 2023	LUMENTUM HOLDINGS INC.

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

Signature	Title	Date

/s/ ALAN LOWE	President, Chief Executive Officer and Director (principal executive officer)	August 23, 2023
Alan Lowe

/s/ WAJID ALI	Executive Vice President, Chief Financial Officer (principal financial officer)	August 23, 2023
Wajid Ali

/s/ MATTHEW SEPE	Chief Accounting Officer (principal accounting officer)	August 23, 2023
Matthew Sepe

/s/ HAROLD COVERT	Director	August 23, 2023
Harold Covert

/s/ JULIE JOHNSON	Director	August 23, 2023
Julie Johnson

/s/ PENELOPE HERSCHER	Director	August 23, 2023
Penelope Herscher

/s/ BRIAN LILLIE	Director	August 23, 2023
Brian Lillie

/s/ IAN SMALL	Director	August 23, 2023
Ian Small

/s/ JANET WONG	Director	August 23, 2023
Janet Wong

/s/ ISAAC HARRIS	Director	August 23, 2023
Isaac Harris

/s/ PAMELA FLETCHER	Director	August 23, 2023
Pamela Fletcher