Form 10-Q
period 2023-09-30
Lumentum Holdings Inc.
filed 2023-11-08
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
 OR
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, the Registrant had 67.0 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2023	October 1, 2022
Net revenue	$317.6	$506.8
Cost of sales	222.9	282.6
Amortization of acquired developed intangibles	18.0	23.0
Gross profit	76.7	201.2
Operating expenses:
Research and development	73.5	72.7
Selling, general and administrative	73.0	105.7
Restructuring and related charges	11.0	9.3
Total operating expenses	157.5	187.7
Income (loss) from operations	(80.8)	13.5
Interest expense	(9.7)	(8.5)
Other income, net	21.2	13.8
Income (loss) before income taxes	(69.3)	18.8
Income tax provision (benefit)	(1.4)	19.2
Net loss	$(67.9)	$(0.4)

Net loss per share:
Basic	$(1.02)	$(0.01)
Diluted	$(1.02)	$(0.01)

Shares used to compute net loss per share:
Basic	66.7	68.1
Diluted	66.7	68.1

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended
	September 30, 2023	October 1, 2022
Net loss	$(67.9)	$(0.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.2)	—
Net change in unrealized gain (loss) on available-for-sale securities	1.3	(0.6)
Other comprehensive income (loss), net of tax	1.1	(0.6)
Comprehensive loss, net of tax	$(66.8)	$(1.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 30, 2023	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$861.6	$859.0
Short-term investments	1,082.7	1,154.6
Accounts receivable, net	220.0	246.1
Inventories	428.0	408.6
Prepayments and other current assets	99.4	109.6
Total current assets	2,691.7	2,777.9
Property, plant and equipment, net	511.6	489.5
Operating lease right-of-use assets, net	68.8	77.3
Goodwill	695.1	695.1
Other intangible assets, net	435.2	459.2
Deferred tax asset	128.0	116.3
Other non-current assets	14.6	16.8
Total assets	$4,545.0	$4,632.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134.6	$169.4
Accrued payroll and related expenses	40.9	39.4
Accrued expenses	59.4	51.2
Convertible notes, current	315.7	311.6
Operating lease liabilities, current	11.8	14.4
Other current liabilities	31.3	47.8
Total current liabilities	593.7	633.8
Convertible notes, non-current	2,500.9	2,500.0
Operating lease liabilities, non-current	41.2	47.7
Deferred tax liability	12.7	3.4
Other non-current liabilities	85.7	91.4
Total liabilities	3,234.2	3,276.3
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 67.0 and 66.4 shares issued and outstanding as of September 30, 2023 and July 1, 2023, respectively	0.1	0.1
Additional paid-in capital	1,714.0	1,692.2
Accumulated deficit	(408.5)	(340.6)
Accumulated other comprehensive income	5.2	4.1
Total stockholders’ equity	1,310.8	1,355.8
Total liabilities and stockholders’ equity	$4,545.0	$4,632.1

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of July 1, 2023	66.4	$0.1	$1,692.2	$(340.6)	$4.1	$1,355.8
Net loss	—	—	—	(67.9)		(67.9)
Other comprehensive income	—	—	—	—	1.1	1.1
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.8	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(12.9)	—	—	(12.9)
Stock-based compensation	—	—	34.7	—	—	34.7
Balance as of September 30, 2023	67.0	$0.1	$1,714.0	$(408.5)	$5.2	$1,310.8

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of July 2, 2022	68.0	$0.1	$2,003.6	$(129.1)	$0.4	$1,875.0
Cumulative adjustment from adoption of ASU 2020-06	—	—	(426.5)	85.6	—	(340.9)
Net loss	—	—	—	(0.4)	—	(0.4)
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.7	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(22.4)	—	—	(22.4)
Repurchases of common stock	(0.3)	—	—	(25.7)	—	(25.7)
Stock-based compensation	—	—	41.4	—	—	41.4
Balance as of October 1, 2022	68.2	$0.1	$1,596.1	$(69.6)	$(0.2)	$1,526.4

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 30, 2023	October 1, 2022
OPERATING ACTIVITIES:
Net loss	$(67.9)	$(0.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	28.2	24.5
Stock-based compensation	32.1	46.6
Amortization of acquired intangibles	29.0	32.2
Loss on sales and dispositions of property, plant and equipment	1.4	0.3
Amortization of debt discount and debt issuance costs	4.9	5.7
Amortization of inventory fair value adjustment in connection with acquisition	—	4.6
Other non-cash items	(5.7)	(2.2)
Changes in operating assets and liabilities:
Accounts receivable	26.1	(11.5)
Inventories	(16.8)	(24.6)
Operating lease right-of-use assets, net	3.7	3.6
Prepayments and other current and non-currents assets	7.3	(1.9)
Income taxes, net	(19.9)	(11.0)
Accounts payable	(28.0)	(41.1)
Accrued payroll and related expenses	1.5	(14.5)
Operating lease liabilities	(4.0)	(6.9)
Accrued expenses and other current and non-current liabilities	5.8	17.4
Net cash provided by (used in) operating activities	(2.3)	20.8
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(57.8)	(22.9)
Acquisition of businesses, net of cash acquired	—	(860.8)
Purchases of short-term investments	(149.1)	(79.5)
Proceeds from maturities and sales of short-term investments	227.7	316.6
Payments for acquisition of intangible assets	(3.0)	—
Net cash provided by (used in) investing activities	17.8	(646.6)
FINANCING ACTIVITIES:
Repurchase of common stock	—	(35.8)
Payment of withholding taxes related to net share settlement of restricted stock units	(12.9)	(22.4)
Repayment of term loan	—	(0.9)
Net cash used in financing activities	(12.9)	(59.1)
Increase (decrease) in cash and cash equivalents	2.6	(684.9)
Cash and cash equivalents at beginning of period	859.0	1,290.2
Cash and cash equivalents at end of period	$861.6	$605.3
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$18.5	$29.3
Cash paid for interest	0.6	0.6
Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	4.2	12.6
Unpaid intangible assets in accrued expenses	2.0	—
Settlement of loan to NeoPhotonics	—	50.0
Right-of-use assets obtained in exchange for new operating lease liabilities	—	19.4
Unpaid portion of acquisition purchase price	—	0.8
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our,” “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products addressing a range of end market applications for manufacturing, inspection, and life-science applications.
Our Cloud and Networking products include a wide range of components, modules, and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Our products also address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”), as well as artificial intelligence and machine learning (“AI/ML”).
Our Industrial Tech products include diode laser products such as VCSELs and edge emitting lasers. In the consumer end-market, our laser light sources are integrated into 3D sensing cameras which are used in applications in mobile devices, gaming, payment kiosks, computers, and other consumer electronics devices. Applications include biometric identification, computational photography, virtual and augmented reality, and natural user interfaces, among others. In the industrial end-market, our diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers. Our products also include laser products used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers.
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
Prior to fiscal year 2024, we operated in two reportable segments consisting of Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”). During the fiscal first quarter of 2024, we changed our organizational structure to better align with trends in our markets and our customer and product mix. Our new operating segments are Cloud & Networking and Industrial Tech. The Cloud & Networking segment includes the Telecom and Datacom product lines that were previously part of the OpComms segment. The Industrial Tech segment includes the previous Lasers segment and the Industrial & Consumer product lines that were previously part of the OpComms segment. Comparative prior period segment information has been recast to conform to the new segment structure and measures. The changes in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows. Refer to “Note 15. Operating Segments and Geographic Information”.
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be adversely impacted by inflation, a dynamic supply chain and demand environment, and signs of a weaker macroeconomic environment impacting capital expenditures across our served markets. Additionally, instability in the global credit markets, capital expenditure reductions, unemployment and other labor issues, decline in stock markets, the instability in the geopolitical environment in many parts of the world, and the current global economic challenges continue to put pressure on our business and operating results.
We are continuously monitoring both the current developments in the ongoing war between Russia and Ukraine including the related additional export controls and resulting sanctions imposed on Russia and Belarus by the U.S. and other countries, and the recent war between Israel and Hamas. Additional factors, such as increased inflation, escalating energy costs, constrained raw material availability and the related cost increases, could continue to impact the global economy and our business. Although the global implications of the wars are difficult to predict at this time, we do not presently foresee direct material adverse effects on our business.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Business Combinations

On August 3, 2022, we completed a merger with NeoPhotonics Corporation (“NeoPhotonics”). On August 15, 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines. We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for both of the transactions. Refer to “Note 4. Business Combinations”.

Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2024 is a 52-week year ending on June 29, 2024, with the quarter ended September 30, 2023 being a 13-week quarterly period. Our fiscal 2023 was a 52-week year that ended on July 1, 2023, with the quarter ended October 1, 2022 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2023. There were no significant changes to our accounting policies during the three months ended September 30, 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. This ASU is expected to improve comparability for both recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We early adopted the new standard in the first quarter of fiscal 2023 in connection with the merger with NeoPhotonics. There was no material impact to our condensed consolidated financial statements as of and for the three months ended September 30, 2023 and October 1, 2022.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share. We adopted the standard as of July 3, 2022, using the modified retrospective approach. Upon adoption, our 2026 Notes and 2028 Notes (as defined below) were accounted for as a single liability measured at amortized cost, resulting in: (i) an increase to the convertible notes liability balance of $433.0 million to reflect the full principal amount of the convertible notes outstanding, net of issuance costs; (ii) a reduction to additional paid-in capital, net of estimated income tax effects, of $426.5 million, to remove the equity component separately recorded for the conversion features associated with the convertible notes; (iii) an increase to deferred tax assets, net of $92.1 million; and (iv) a cumulative-effect adjustment of $85.6 million, net of estimated income tax effects, to decrease the accumulated deficit. In addition, the adoption requires the use of the if-converted method for all convertible notes in the diluted net income per share calculation and the inclusion of the effect of potential share settlement of the convertible notes, if the effect is more dilutive. There was no impact to diluted earnings per share for the three months ended September 30, 2023 and October 1, 2022, as the inclusion of potential shares of common stock related to the convertible notes was anti-dilutive. Refer to “Note 9. Debt” for further information.
The following table sets forth the impact upon adoption of ASU 2020-06 as of July 3, 2022 (in millions):

	Short Term Debt - 2024 Notes	Long Term Debt - 2026 Notes	Long Term Debt - 2028 Notes	Additional Paid-In Capital	Accumulated Deficit	Deferred Tax Asset, Net
Balances pre-adoption of ASC 2020-06	$409.9	$831.4	$634.7	$2,003.6	$129.1	$12.9
Reclassify amounts from equity to debt	—	312.9	229.3	(542.2)	—	—
Adjustment for interest accretion	—	(99.5)	(9.7)	—	(109.2)	—
Tax effect	—	—	—	115.7	23.6	92.1
Balances upon adoption of ASC 2020-06	$409.9	$1,044.8	$854.3	$1,577.1	$43.5	$105.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 30, 2023	October 1, 2022
Numerator:
Net loss - basic and diluted	$(67.9)	$(0.4)

Denominator:
Weighted average common shares outstanding - basic and diluted	66.7	68.1

Net loss per share:
Basic	$(1.02)	$(0.01)
Diluted	$(1.02)	$(0.01)
Shares from stock-based benefit plans and shares issuable assuming conversion of our convertible notes are anti-dilutive for the three months ended September 30, 2023 and October 1, 2022, respectively, and are therefore excluded from the calculation of diluted net loss per share as the Company had a net loss for both periods.
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended September 30, 2023 include 31.2 million shares related to the convertible notes, 4.6 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), and 0.2 million shares issuable under the Employee Stock Purchase Plan (the “2015 Purchase Plan”). Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended October 1, 2022 include 24.5 million shares related to the convertible notes, 4.1 million shares issuable under RSUs and PSUs, and 0.1 million shares issuable under the 2015 Purchase Plan. Refer to “Note 13. Equity”.
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
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, with respect to the fair value of purchase price consideration and the identifiable assets and liabilities of NeoPhotonics, which have been measured at estimated fair value as of the Closing date. The following table summarizes our final allocation of the purchase price consideration to the assets acquired and liabilities assumed as of the Closing date (in millions):

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
(1) Other intangible assets include customer relationship of $144.5 million, developed technology of $220.0 million, and in-process research and development (“IPR&D”) of $48.0 million. Refer to “Note 8. Goodwill and Other Intangible Assets”.
Goodwill of $315.3 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and NeoPhotonics. None of the goodwill is expected to be deductible for local tax purposes. At the date of acquisition, the entire goodwill related to the acquisition was assigned to the OpComms segment. As a result of the change of our reportable segments in the fiscal first quarter of 2024, it has been reassigned to the Cloud & Networking segment. Refer to “Note 15. Operating Segments and Geographic Information”.
NeoPhotonics contributed $72.8 million of our consolidated net revenue for the three months ended October 1, 2022. Due to our corporate structure and the allocation of selling, general and administrative costs, it was impracticable to determine NeoPhotonics’ contribution to our earnings for the three months ended October 1, 2022. As of September 30, 2023, the operation of NeoPhotonics has been fully integrated to the combined business.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Pro Forma Information
Pro forma net revenue and net income was $530.7 million and $32.4 million, respectively, for the three months ended October 1, 2022, as if the merger was completed at the beginning of fiscal 2022. The pro forma financial information includes adjustments for: (i) additional amortization expense that would have been recognized related to the acquired intangible assets, (ii) additional depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) additional cost of sales related to the inventory valuation adjustment, (iv) acquisition related costs, such as third party transaction costs and restructuring costs, (v) stock-based compensation expense and (vi) the estimated income tax effect on the pro forma adjustments. The pro forma financial information is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated, nor does it reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
Acquisition of IPG Photonics’ Telecom Transmission Product Lines
On August 15, 2022 (“IPG Closing date”), we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG telecom transmission product lines”) that are used to develop and market products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (DSPs), ASICs and optical transceivers. This acquisition enables us to expand our business in the Cloud & Networking segment (previously to the OpComms segment prior to the change of our reportable segments in the fiscal first quarter of 2024). Refer to “Note 15. Operating Segments and Geographic Information”.
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction. The total purchase price of $55.9 million was paid in cash. We have completed the purchase price allocation. Our final allocation of the purchase price consideration includes $29.1 million of in process research and development (“IPR&D”), $8.6 million of developed technology, $2.3 million of customer relationships, and $5.0 million of other net assets and liabilities, resulting in goodwill of $10.9 million, which was assigned to the Cloud & Networking segment.
We recorded $2.0 million of merger-related costs, representing professional and other direct acquisition costs. Of the $2.0 million of merger-related costs, $0.4 million was incurred in fiscal year 2022 and $1.6 million was incurred in fiscal year 2023, which was recorded as selling, general and administrative expense in the consolidated statements of operations.
The pro forma financial information from the acquisition of the IPG telecom transmission product lines, assuming the acquisition had occurred as of the first day of fiscal 2022, as well as revenue and earnings generated during fiscal 2023, were not material for disclosure purposes.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023:
Cash	$156.3	$—	$—	$156.3
Cash equivalents:
Commercial paper	4.8	—	—	4.8
Money market funds	285.3	—	—	285.3
U.S. Treasury securities	415.1	0.1	—	415.2
Total cash and cash equivalents	$861.5	$0.1	$—	$861.6
Short-term investments:
Certificates of deposit	$29.6	$—	$—	$29.6
Commercial paper	119.2	—	(0.1)	119.1
Corporate debt securities	459.4	—	(3.2)	456.2
Municipal bonds	4.6	—	—	4.6
U.S. Agency securities	194.7	—	(1.4)	193.3
U.S. Treasury securities	281.4	—	(1.5)	279.9
Total short-term investments	$1,088.9	$—	$(6.2)	$1,082.7

July 1, 2023:
Cash	$254.3	$—	$—	$254.3
Cash equivalents:
Money market funds	276.1	—	—	276.1
U.S. Agency securities	4.0	—	—	4.0
U.S. Treasury securities	324.6	—	—	324.6
Total cash and cash equivalents	$859.0	$—	$—	$859.0
Short-term investments:
Certificates of deposit	$16.5	$—	$—	$16.5
Commercial paper	132.9	—	(0.2)	132.7
Corporate debt securities	472.7	—	(3.9)	468.8
U.S. Agency securities	207.9	—	(1.7)	206.2
U.S. Treasury securities	332.4	—	(2.0)	330.4
Total short-term investments	$1,162.4	$—	$(7.8)	$1,154.6

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to, the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period sufficient to allow for any anticipated recovery in value. For the debt instruments we own, we also evaluate whether we have the intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its cost basis. We have not recorded our unrealized losses on our short-term investments into income because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended September 30, 2023 and October 1, 2022, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three months ended September 30, 2023 and October 1, 2022, our other income, net was $21.2 million and $13.8 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $21.7 million and $4.8 million, respectively.
As of September 30, 2023 and July 1, 2023, we recorded interest receivables of $8.0 million and $6.7 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented, as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for More Than 12 Months		Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023:
U.S. Agency securities	$159.5	$(1.2)	$33.8	$(0.2)	$(1.4)
Certificates of deposit	11.7	—	—	—	—
Commercial paper	89.9	(0.1)	—	—	(0.1)
Corporate debt securities	351.3	(2.7)	68.7	(0.5)	(3.2)
Foreign government bonds	4.6	—	—	—	—
U.S. government bonds	215.4	(1.3)	22.9	(0.2)	(1.5)
Total	$832.4	$(5.3)	$125.4	$(0.9)	$(6.2)

July 1, 2023:
U.S. Agency securities	$39.6	$(0.4)	$170.6	$(1.3)	$(1.7)
Certificates of deposit	—	—	$7.7	—	—
Commercial paper	—	—	$128.5	(0.2)	(0.2)
Corporate debt securities	93.6	(1.2)	$358.9	(2.7)	(3.9)
U.S. government bonds	50.8	(0.6)	$221.4	(1.4)	(2.0)
Total	$184.0	$(2.2)	$887.1	$(5.6)	$(7.8)
The following table classifies our short-term investments by remaining maturities (in millions):

	September 30, 2023		July 1, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$735.8	$733.3	$762.9	$759.1
Due in 1 year through 5 years	353.1	349.4	399.5	395.5
	$1,088.9	$1,082.7	$1,162.4	$1,154.6

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 30, 2023: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$4.8	$—	$4.8
Money market funds	285.3	—	—	285.3
U.S. Treasury securities	415.2	—	—	415.2
Short-term investments:
Certificates of deposit	—	29.6	—	29.6
Commercial paper	—	119.1	—	119.1
Corporate debt securities	—	456.2	—	456.2
Municipal bonds	—	4.6	—	4.6
U.S. Agency securities	—	193.3	—	193.3
U.S. Treasury securities	279.9	—	—	279.9
Total assets	$980.4	$807.6	$—	$1,788.0
(1) Excludes $156.3 million in cash held in our bank accounts as of September 30, 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
July 1, 2023: (1)
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of our convertible notes, refer to “Note 9. Debt”. The estimated fair value of the convertible notes was determined based on the trading price of the convertible notes as of the last day of trading for the period. We consider the fair value of the convertible notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	September 30, 2023		July 1, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$598.8	$553.2	$598.6	$625.2
2028 Notes	855.9	630.8	855.5	677.8
2026 Notes	1,046.2	885.1	1,045.9	933.2
2024 Notes	315.7	319.1	311.6	345.2
	$2,816.6	$2,388.2	$2,811.6	$2,581.4
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2023, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three months ended September 30, 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of September 30, 2023 and July 1, 2023, the allowance for credit losses on our trade receivables was $0.3 million and less than $0.1 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	September 30, 2023	July 1, 2023
Raw materials and purchased parts	$173.3	$170.5
Work in process	113.4	103.2
Finished goods	141.3	134.9
Inventories	$428.0	$408.6
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	September 30, 2023	July 1, 2023
Land	$75.2	$63.5
Buildings and improvements	188.1	170.3
Machinery and equipment	665.8	657.9
Computer equipment and software	42.6	41.4
Furniture and fixtures	11.0	10.2
Leasehold improvements	41.8	49.6
Construction in progress	79.8	69.2
	1,104.3	1,062.1
Less: Accumulated depreciation	(592.7)	(572.6)
Property, plant and equipment, net	$511.6	$489.5
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
In August 2023, we purchased land and buildings that we previously leased in Caswell, United Kingdom for a total purchase price of $23.3 million. Additionally, we capitalized $1.8 million of incremental direct costs for fees paid to third parties. We also recorded a $0.3 million reduction in the carrying value of buildings purchased related to the termination of leases for the purchased buildings. The total carrying value of assets purchased is $24.8 million at the purchase date, of which $11.8 million was allocated to the land and $13.0 million to the buildings.
During the three months ended September 30, 2023 and October 1, 2022, we recorded depreciation expense of $28.2 million and $24.5 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	September 30, 2023	July 1, 2023
Operating lease right-of-use assets	$104.1	$116.5
Less: accumulated amortization	(35.3)	(39.2)
Operating lease right-of-use assets, net	$68.8	$77.3
In connection with the purchase of land and buildings in Caswell, UK in August 2023, we terminated our leases for the purchased buildings and recorded a $0.3 million of reduction in the carrying value of buildings purchased, as a result of derecognizing $4.8 million of net operating lease right-of-use asset, $2.4 million of operating lease liabilities, current, and $2.7 million of operating lease liabilities, non-current.
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	September 30, 2023	July 1, 2023
Restructuring accrual and related charges (1)	$9.3	$5.0
Warranty accrual (2)	5.5	6.8
Deferred revenue and customer deposits	1.6	2.1
Income tax payable (3)	10.7	28.0
Other current liabilities	4.2	5.9
Other current liabilities	$31.3	$47.8
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	September 30, 2023	July 1, 2023
Asset retirement obligations	$7.5	$8.2
Pension and related accruals (1)	10.1	9.6
Unrecognized tax benefit	59.5	64.4
Other non-current liabilities	8.6	9.2
Other non-current liabilities	$85.7	$91.4
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $10.1 million as of September 30, 2023 relates to $10.2 million of non-current portion of benefit obligation, offset by $0.1 million of funding for the pension plan in Switzerland. Pension and related accrual of $9.6 million as of July 1, 2023 relates to $10.2 million of non-current portion of benefit obligation, offset by $0.6 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Goodwill and Other Intangible Assets
Goodwill
In August 2022, we completed two acquisitions, our merger with NeoPhotonics and the acquisition of IPG telecom transmission product lines. We recognized goodwill of $315.3 million related to the NeoPhotonics merger and $10.9 million related to the acquisition of the IPG telecom transmission product lines as of September 30, 2023 and July 1, 2023. At the date of these acquisitions, the entire goodwill related to these acquisitions was assigned to the OpComms segment. As a result of the change of our reportable segments in the fiscal first quarter of 2024, it has been reassigned to the Cloud & Networking segment. Refer to “Note 15. Operating Segments and Geographic Information”.
The following table presents our goodwill by reportable segments as of September 30, 2023 and July 1, 2023 (in millions):

	Cloud & Networking	Industrial Tech	Total
Balances as of September 30, 2023 and July 1, 2023	$683.9	$11.2	$695.1
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2023, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three months ended September 30, 2023.
Other Intangibles
The intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer relationships, which are amortized using an accelerated method of amortization over the expected customer lives, more accurately reflecting the pattern of realization of economic benefits we expect to derive. Acquired developed technologies are amortized to cost of sales and acquired customer relationships are amortized to selling, general and administrative expenses in the consolidated statement of operations.
In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
During the annual impairment testing performed in the fourth quarter of fiscal 2023, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three months ended September 30, 2023.
In connection with the merger with NeoPhotonics and the acquisition of the IPG telecom transmission product lines, we recorded $452.5 million of intangible assets. Refer to “Note 4. Business Combinations”. The intangible assets acquired from the acquisitions were as follows as of the acquisition date (in millions, except for weighted average amortization period):

	Fair Value At The Acquisition Date			Weighted Average Amortization Period (Years)
	NeoPhotonics	IPG Telecom Transmission Product Lines	Total Acquired
Acquired developed technologies	$220.0	$8.6	$228.6	5.2
Customer relationships	144.5	2.3	146.8	5.9
In-process research and development	48.0	29.1	77.1	n/a
Total intangible assets	$412.5	$40.0	$452.5

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present details of all of our intangibles as of the periods presented (in millions, except for weighted average remaining amortization period):

September 30, 2023	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$636.4	$(404.4)	$232.0	4.0
Customer relationships	289.7	(126.9)	162.8	3.5
In-process research and development	40.4	—	40.4	n/a
Total intangible assets	$966.5	$(531.3)	$435.2

July 1, 2023	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$630.9	$(385.5)	$245.4	4.2
Customer relationships	289.7	(116.8)	172.9	3.7
In-process research and development	40.9	—	40.9	n/a
Total intangible assets	$961.5	$(502.3)	$459.2
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Cost of sales	$18.0	$22.9
Research and development	0.3	—
Selling, general and administrative	10.7	9.3
Total amortization of intangibles	$29.0	$32.2
Based on the carrying amount of our acquired developed technologies and customer relationships as of September 30, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2024	$83.4
2025	98.6
2026	89.0
2027	76.2
2028	38.1
Thereafter	9.5
Total future amortization	$394.8

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9. Debt
Convertible Notes
2029 Notes
On June 16, 2023, we issued $603.7 million in aggregate principal amount of 1.50% convertible notes due in 2029 (“2029 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2029 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association, (as successor in interest to U.S. Bank National Association), as a trustee (the “2029 Indenture”). The 2029 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
The initial conversion rate is 14.3808 shares of common stock per $1,000 principal amount of the 2029 Notes (which is equivalent to an initial conversion price of approximately $69.54 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2029 Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2029 Notes in connection with such make-whole fundamental change or notice of redemption.
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
The entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of September 30, 2023 and July 1, 2023, measured at amortized cost.
2028 Notes
In March 2022, we issued $861.0 million in aggregate principal amount of 0.50% convertible senior notes due in 2028 (the “2028 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2028 Indenture”). The 2028 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. The entire 2028 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of September 30, 2023 and July 1, 2023, measured at amortized cost.
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of 0.50% convertible senior notes due in 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association, as trustee (the “2026 Indenture”). We used approximately $196.0 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan credit facility, and a portion of the net proceeds of the offering to purchase approximately $200.0 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions. The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was initially valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. The entire 2026 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of September 30, 2023 and July 1, 2023, measured at amortized cost.
2024 Notes
In March 2017, we issued $450.0 million in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the “2024 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes are governed by an indenture between the Company, as the issuer, and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2024 Indenture”). The 2024 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
During fiscal 2017, we satisfied the TMA settlement condition. As such, the value of the conversion option is no longer marked-to-market and was reclassified to additional paid-in capital within stockholders’ equity on our condensed consolidated balance sheets. The value of the conversion option at the time of issuance is treated as an original issue discount for purposes of accounting for the debt component of the 2024 Notes. The debt component will accrete up to the original amount over the expected term of the debt. The adoption of ASU 2020-06 did not change the presentation of the 2024 Notes, as the conversion feature associated with the 2024 Notes continues to be classified within stockholders’ equity.
Concurrent with the issuance of the 2029 Notes in June 2023, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes, which we accounted for as an extinguishment of liability. $13.5 million of the $132.8 million repurchase price was allocated to the conversion feature of the repurchased 2024 Notes, representing the fair value of the conversion feature at the date of the repurchase, and was recognized as a reduction of the stockholders’ equity. Additionally, since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes. The remaining principal amount was $323.1 million as of September 30, 2023 and July 1, 2023, recorded as convertible notes, current in our consolidated balance sheets, as the 2024 Notes will mature on March 15, 2024.
Convertible Notes - Additional Disclosures
Our convertible notes consisted of the following components as of the periods presented (in millions):

September 30, 2023	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	2029 Notes (4)	Total
Principal	$323.1	$1,050.0	$861.0	$603.7	$2,837.8
Unamortized debt discount and debt issuance costs	(7.4)	(3.8)	(5.1)	(4.9)	(21.2)
Net carrying amount of the liability component	$315.7	$1,046.2	$855.9	$598.8	$2,816.6

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 1, 2023	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	2029 Notes (4)	Total
Principal	$323.1	$1,050.0	$861.0	$603.7	$2,837.8
Unamortized debt discount and debt issuance costs	(11.5)	(4.1)	(5.5)	(5.1)	(26.2)
Net carrying amount of the liability component	$311.6	$1,045.9	$855.5	$598.6	$2,811.6
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
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Contractual interest expense	$4.8	$2.7
Amortization of the debt discount and debt issuance costs	4.9	5.7
Total interest expense	$9.7	$8.4
The future interest and principal payments related to our convertible notes are as follows as of September 30, 2023 (in millions):

Fiscal Years	2024 Notes	2026 Notes	2028 Notes	2029 Notes	Total
2024	$323.7	$5.3	$4.3	$9.1	$342.4
2025	—	5.3	4.3	9.1	18.7
2026	—	5.3	4.3	9.1	18.7
2027	—	1,052.5	4.3	9.1	1,065.9
2028	—	—	865.3	9.1	874.4
Thereafter	—	—	—	617.1	617.1
Total payments	$323.7	$1,068.4	$882.5	$662.6	$2,937.2

The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.
Mitsubishi Bank Loans
In connection with our merger of NeoPhotonics, we assumed several loan agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank Loans”) for an aggregate fair value of approximately $5.9 million, approximately $0.9 million of which was paid in the fiscal first quarter of 2023 and the remaining balance of approximately $5.0 million was fully paid in the fiscal second quarter of 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss), net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
Other comprehensive gain (loss), net	(0.2)	—	1.3	1.1
Ending balance as of September 30, 2023	$10.2	$(0.4)	$(4.6)	$5.2

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of July 2, 2022	$9.7	$1.0	$(10.3)	$0.4
Other comprehensive loss, net	—	—	(0.6)	(0.6)
Ending balance as of October 1, 2022	$9.7	$1.0	$(10.9)	$(0.2)
(1) In fiscal 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition is the local currency. During the three months ended September 30, 2023, we recorded foreign currency translation adjustments of $0.2 million.
(2) We re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary.
(3) For the three months ended September 30, 2023 and October 1, 2022, our unrealized loss on available-for-sale securities is presented net of tax of $0.4 million and $0.2 million, respectively.
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions in the first quarter of fiscal 2023.
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Balance as of beginning of period	$5.0	$—
Charges	11.0	9.3
Payments	(6.7)	(6.2)
Balance as of end of period	$9.3	$3.1
During the three months ended September 30, 2023, we recorded restructuring and related charges of $11.0 million in our condensed consolidated statements of operations, which was primarily due to company-wide cost reduction initiatives, as well as our integration efforts as a result of the merger with NeoPhotonics.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended October 1, 2022, we recorded restructuring and related charges of $9.3 million in our condensed consolidated statements of operations, which was primarily attributable to severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These retention agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment.
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
We recorded a tax benefit of $1.4 million and a tax provision of $19.2 million for the three months ended September 30, 2023 and October 1, 2022, respectively. Our tax provision for the three months ended September 30, 2023 includes a discrete tax benefit of $1.8 million primarily related to the tax benefit from changes in prior year uncertain tax positions, partially offset by the tax expenses related to a shortfall in connection with stock-based compensation vested during the quarter and foreign return to provision differences. Our tax provision for the three months ended October 1, 2022 includes a discrete tax expense of $13.1 million, primarily related to the international restructuring and currency re-measurement of certain tax related accounts, partially offset by the tax benefits from tax rate changes.
Our estimated effective tax rate for fiscal 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation and foreign income inclusions in the U.S., partially offset by the income tax benefit from various income tax credits.
As of September 30, 2023, we had $59.5 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $1.9 million over the next 12 months.
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
As of September 30, 2023, we had 4.6 million shares subject to restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. These grants are performance-based, time-based or a combination of both and are expected to vest within four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. As of September 30, 2023, 0.4 million shares of common stock under the 2015 Plan were available for grant.

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
During the three months ended September 30, 2023, our board of directors approved grants of 1.7 million RSUs, which primarily vest over three years.
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
During the three months ended September 30, 2023, our board of directors approved a grant of 0.3 million PSUs with an aggregate grant date fair value of $16.0 million to executive and non-executive employees as part of our revised Annual Incentive Plan. These PSUs are subject to performance targets and service conditions, with a vesting period of one year. The board of directors also approved a grant of 0.4 million PSUs with an aggregate grant date fair value of $19.3 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurements, as well as service conditions, over three years.
Employee Stock Purchase Plan
Our 2015 Employee Stock Purchase Plan (the “2015 Purchase Plan”) provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 1.1 million shares remained available for issuance as of September 30, 2023.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Cost of sales	$6.0	$5.5
Research and development	10.3	9.6
Selling, general and administrative	15.8	31.5
Total stock-based compensation	$32.1	$46.6

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

For the three months ended September 30, 2023 and October 1, 2022, $4.7 million and $8.8 million, respectively, of stock-based compensation costs are related to PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Income tax benefit associated with stock-based compensation	$1.9	$5.1
Approximately $16.9 million and $14.2 million of stock-based compensation was capitalized to inventory as of September 30, 2023 and July 1, 2023, respectively.
As of September 30, 2023, $219.3 million of stock-based compensation cost related to RSU awards remains to be amortized, which is expected to be recognized over an estimated amortization period of 2.3 years.
Stock Award Activity
The following table summarizes our award activities for the three months ended September 30, 2023 (in millions, except per share amounts):

	Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 1, 2023	2.6	$85.0	0.6	$89.1
Granted	1.7	52.9	0.7	53.3
Vested	(0.7)	88.9	(0.2)	89.5
Canceled	(0.1)	81.2	—	90.1
Balance as of September 30, 2023	3.5	$68.0	1.1	$65.9
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 1, 2023	2.7
Granted	(2.4)
Canceled	0.1
Balance as of September 30, 2023	0.4
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three months ended September 30, 2023 and October 1, 2022 was $1.2 million and $1.2 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended September 30, 2023 and October 1, 2022, there were no shares issued to employees through the 2015 Purchase Plan.
Repurchase and Retirement of Common Stock
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the three months ended September 30, 2023, we did not repurchase any shares of our common stock. During the three months ended October 1, 2022, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately. As of September 30, 2023, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $395.0 million as of September 30, 2023 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Balance as of beginning of period	$6.8	$10.0
Warranties assumed in NeoPhotonics merger	—	0.7
Provision for warranty	0.2	1.5
Utilization of reserve	(1.5)	(2.1)
Balance as of end of period	$5.5	$10.1

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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. During the year ended July 1, 2023, we recorded $7.8 million with respect to the pending settlement of certain non-ordinary course litigation matters under accrued expenses in our consolidated balance sheet, which has not been settled as of September 30, 2023.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. As of September 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible.
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
Note 15. Operating Segments and Geographic Information
Prior to fiscal year 2024, we operated in two reportable segments consisting of Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”). During the fiscal first quarter of 2024, our chief operating decision maker (“CODM”) implemented changes in how he organizes the business, allocates resources, and assesses performance. We changed our organizational structure to better align with trends in our markets and our customer and product mix. Our new operating segments are Cloud & Networking and Industrial Tech. The Cloud & Networking segment includes the Telecom & Datacom product lines that were previously part of the OpComms segment. The Industrial Tech segment includes previous Lasers segment and the Industrial & Consumer product lines that were previously part of the OpComms segment. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. The CODM regularly reviews operating results to make decisions about resources to be allocated to the segments and to assess their performance.
In conjunction with this change, our CODM now evaluates each segment’s performance and allocates resources based on segment revenue and segment profit, instead of gross profit, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, and direct sales and marketing expenses. Segment profit does not include stock-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring and related charges, and certain other charges. Additionally, we do not allocate corporate marketing and strategic marketing expenses and general and administrative expenses, as these expenses are not directly attributable to our operating segments.
Comparative prior period segment information has been recast to conform to the new segment structure and segment profitability measure. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.
We do not track all of our property, plant and equipment by operating segments. The geographic identification of these assets is set forth below.
Cloud & Networking
Our Cloud and Networking products include a wide range of components, modules, and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”), as well as artificial intelligence and machine learning (“AI/ML”). These products enable the transmission and transport of video, audio, and data over high-capacity fiber-optic cables. We maintain leading positions in these fast-growing cloud and networking markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed ethernet transceivers for use inside data centers.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Industrial Tech
Our Industrial Tech products include diode laser products such as VCSELs and edge emitting lasers. In the consumer end-market, our laser light sources are integrated into 3D sensing cameras which are used in applications in mobile devices, gaming, payment kiosks, computers, and other consumer electronics devices. Applications include biometric identification, computational photography, virtual and augmented reality, and natural user interfaces. Emerging applications for our lasers include automotive safety systems, LiDAR for advanced driver assistance systems in automobiles and autonomous vehicles, self-navigating robotics and drones in industrial applications, and 3D capture of objects coupled with 3D imaging or printing. In the industrial end market, our diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Industrial Tech products also include laser products used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. These applications range in output power from milliwatts to kilowatts and include ultraviolet, visible and infrared wavelengths. Our laser products serve our customers in markets and applications such as sheet metal processing, general manufacturing, solar cell processing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing. We also provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor, LED, solar cells, and other types of chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of renewable energy, consumer electronics and connected devices globally.
Reportable Segments
The two operating segments, Cloud & Networking and Industrial Tech, also represent our two reportable segments. Our CODM allocates resources and evaluates segment performance based on segment revenue and segment profit. The following table summarizes segment profit and a reconciliation to the consolidated income (loss) before income taxes for the periods presented (in millions). Comparative prior period segment information has been recast to conform to the new segment structure.

	Three Months Ended
	September 30, 2023	October 1, 2022
Net revenue:
Cloud & Networking	$229.7	$360.1
Industrial Tech	87.9	146.7
Net revenue	$317.6	$506.8
Segment profit:
Cloud & Networking	$23.9	$101.7
Industrial Tech	15.3	68.8
Total segment profit	39.2	170.5
Unallocated corporate items:
Selling, general and administrative (1)	(28.6)	(33.1)
Stock-based compensation	(32.1)	(34.7)
Stock-based compensation - acquisition related	—	(11.9)
Amortization of acquired intangibles	(29.0)	(32.2)
Amortization of acquired inventory fair value adjustments	—	(4.6)
Acquisition related costs	(4.0)	(16.2)
Integration related costs	(11.3)	(0.6)
Restructuring and related charges	(11.0)	(9.3)
Other charges, net (2)	(4.0)	(14.4)
Interest expense	(9.7)	(8.5)
Other income, net (3)	21.2	13.8
Consolidated income (loss) before income taxes	$(69.3)	$18.8

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1) We do not allocate selling, general and administrative expenses that are not directly attributable to our operating segments.
(2) Other charges, net for the three months ended September 30, 2023 primarily relate to $2.9 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand. Other charges, net for the three months ended October 1, 2022 primarily relate to $7.3 million of charges to acquire components from various brokers to satisfy customer demand, $3.3 million of legal and professional fees, and $1.2 million of costs related to newly implemented employee benefit program.
(3) Other income, net for the three months ended September 30, 2023 includes $21.7 million of interest and investment income, offset by $0.5 million of net foreign exchange losses. Other income, net the three months ended October 1, 2022 includes $9.0 million of net foreign exchange gains and $4.8 million of interest and investment income.

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended
	September 30, 2023		October 1, 2022
	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$41.1	12.9%	$62.2	12.3%
Mexico	23.7	7.5	57.5	11.3
Other Americas	1.2	0.4	2.3	0.5
Total Americas	$66.0	20.8%	$122.0	24.1%

Asia-Pacific:
Hong Kong	$64.9	20.4%	$77.6	15.3%
South Korea	25.0	7.9	67.7	13.4
Thailand	64.2	20.2	57.5	11.3
Other Asia-Pacific	64.9	20.4	133.7	26.4
Total Asia-Pacific	$219.0	68.9%	$336.5	66.4%

EMEA	$32.6	10.3%	$48.3	9.5%

Total net revenue	$317.6	100.0%	$506.8	100.0%
During the three months ended September 30, 2023, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with three customers, who individually accounted for 15%, 13% and 10% of our total net revenue, respectively. During the three months ended October 1, 2022, our net revenue from a single customer that represented 10% or greater of total net revenue was concentrated with two customers, who individually accounted for 17% and 17% of our total net revenue, respectively.
As of September 30, 2023, our accounts receivable from a single customer that represented 10% or greater of the total accounts receivable was concentrated with two customers, who individually accounted for 12% and 11% of gross accounts receivable, respectively. As of July 1, 2023, our accounts receivable from a single customer that represented 10% or greater of the total accounts receivable was concentrated with three customers, who individually accounted for 14%, 12% and 12% of gross accounts receivable, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	September 30, 2023	July 1, 2023
Property, plant and equipment, net
United States	$137.3	$134.7
Thailand	131.7	132.0
Japan	87.3	93.0
United Kingdom	66.3	38.2
China	38.5	42.1
Other countries	50.5	49.5
Total property, plant and equipment, net	$511.6	$489.5
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand and Malaysia. During the three months ended September 30, 2023, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 45% of the total net inventory purchases. During the three months ended October 1, 2022, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with two contract manufacturers, who collectively accounted for 51% of total net inventory purchases.
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by segment and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue attributable to each of our two reportable segments (in millions, except percentage data):

	Three Months Ended
	September 30, 2023		October 1, 2022
	Amount	% of Total	Amount	% of Total
Cloud & Networking	$229.7	72.3%	$360.1	71.1%
Industrial Tech	87.9	27.7%	146.7	28.9%
Net revenue	$317.6	100.0%	$506.8	100.0%
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	September 30, 2023	July 1, 2023	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$220.0	$246.1	$(26.1)	(10.6)%
Deferred revenue and customer deposits	Other current liabilities	$1.6	$2.1	$(0.5)	(23.8)%

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17. Subsequent Event
On October 30, 2023, Lumentum and Cloud Light Technology Limited (“Cloud Light”) announced a definitive merger agreement (the “Merger Agreement”), On November 7, 2023 (the “Closing date”), we completed the acquisition of Cloud Light. The acquisition will enable us to be well-positioned to serve the growing needs of cloud and networking customers, particularly those focused on optimizing their data center infrastructure for the demands of AI/ML. The total transaction value is approximately $750.0 million, subject to certain customary adjustments as specified in the Merger Agreement. We paid cash consideration of $706.6 million to shareholders of Cloud Light on the Closing date. Additionally, we converted each of Cloud Light’s outstanding options into options to acquire Lumentum common stock with equivalent value.
During the three months ended September 30, 2023, we incurred $3.7 million of transaction costs related to this acquisition, which were recorded under selling, general and administrative expenses in our consolidated statement of operations.
The acquisition will be accounted for as a business combination using the acquisition method of accounting, which requires, among other things, certain assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We are currently evaluating the purchase accounting for this acquisition.

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, macroeconomic conditions, including supply chain conditions, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and R&D efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results and the successful integration of business of NeoPhotonics and our recently completed acquisition of Cloud Light (including personnel), and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are an industry-leading provider of optical and photonic products defined by revenue and market share, addressing a range of end-market applications for manufacturing, inspection and life-science applications.
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
Prior to fiscal year 2024, we operated in two reportable segments consisting of Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”). During the fiscal first quarter of 2024, our chief operating decision maker (“CODM”) implemented changes in how he organizes the business, allocates resources, and assesses performance. We changed our organizational structure to better align with trends in our markets and our customer and product mix. Our new operating segments are Cloud & Networking and Industrial Tech. The Cloud & Networking segment includes the Telecom & Datacom product lines that were previously part of the OpComms segment. The Industrial Tech segment includes previous Lasers segment and the Industrial & Consumer product lines that were previously part of the OpComms segment. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. The CODM regularly reviews operating results to make decisions about resources to be allocated to the segments and to assess their performance.
In conjunction with this change, our CODM now evaluates each segment’s performance and allocates resources based on segment revenue and segment profit, instead of gross profit, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, and direct sales and marketing expenses. Segment profit does not include stock-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring and related charges, and certain other charges. Additionally, we do not allocate corporate marketing and strategic marketing expenses and general and administrative expenses, as these expenses are not directly attributable to our operating segments.
Comparative prior period segment information has been recast to conform to the new segment structure and segment profitability measure. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.

Cloud & Networking
Our Cloud and Networking products include a wide range of components, modules, and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”), as well as artificial intelligence and machine learning (“AI/ML”). These products enable the transmission and transport of video, audio, and data over high-capacity fiber-optic cables. We maintain leading positions in these fast-growing cloud and networking markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed ethernet transceivers for use inside data centers.
Industrial Tech
Our Industrial Tech products include diode laser products such as VCSELs and edge emitting lasers. In the consumer end-market, our laser light sources are integrated into 3D sensing cameras which are used in applications in mobile devices, gaming, payment kiosks, computers, and other consumer electronics devices. Applications include biometric identification, computational photography, virtual and augmented reality, and natural user interfaces. Emerging applications for our lasers include automotive safety systems, LiDAR for advanced driver assistance systems in automobiles and autonomous vehicles, self-navigating robotics and drones in industrial applications, and 3D capture of objects coupled with 3D imaging or printing. In the industrial end market, our diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
Industrial Tech products also include laser products used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Fiber lasers provide kW-class output powers combined with excellent beam quality and are used in sheet metal processing and metal welding applications. These applications range in output power from milliwatts to kilowatts and include ultraviolet, visible and infrared wavelengths. Our laser products serve our customers in markets and applications such as sheet metal processing, general manufacturing, solar cell processing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, glass cutting and solar cell scribing. We also provide high-powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor, LED, solar cells, and other types of chips. Use of ultrafast lasers for micromachining applications is being driven primarily by the increasing use of renewable energy, consumer electronics and connected devices globally.
Merger and Acquisition
Acquisition of Cloud Light
On October 30, 2023, Lumentum and Cloud Light Technology Limited (“Cloud Light”) announced a definitive merger agreement (the “Merger Agreement”), On November 7, 2023 (the “Closing date”), we completed the acquisition of Cloud Light. The acquisition will enable us to be well-positioned to serve the growing needs of cloud and networking customers, particularly those focused on optimizing their data center infrastructure for the demands of AI/ML. The total transaction value is approximately $750.0 million, subject to certain customary adjustments as specified in the Merger Agreement. We paid cash consideration of $706.6 million to shareholders of Cloud Light on the Closing date. Additionally, we converted each of Cloud Light’s outstanding options into options to acquire Lumentum common stock with equivalent value.
During the three months ended September 30, 2023, we incurred $3.7 million of transaction costs related to this acquisition, which were recorded under selling, general and administrative expenses in our consolidated statement of operations.
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

Supply Chain Constraints and Inventory Management
Our business and our customers’ businesses have been negatively impacted by worldwide logistics and supply chain issues, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. Although the supply chain constraints improved in the latter half of fiscal 2023, they may impact our ability to supply our products to our customers and may reduce our revenue and profit margin if these shortages happen again in the future. In addition, if our customers are unable to procure needed semiconductor components, their demand for our products will decrease. Due to the global supply chain constraints, we had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
In addition, the impact of semiconductor component shortages has continued in recent periods and may continue in the near term with the exhaustion of supplier and customer buffer inventories and safety stocks. In response to component shortages, certain of our customers accumulated inventory that they are now managing down as supply conditions improve. Accordingly, customer orders have declined in recent periods and certain customers have not taken the shipments we had originally projected due to their inventory management. We expect this trend to continue to impact our business at least through the end of calendar year 2023.
For more information on risks associated with supply chain constraints, see the section titled “Risk Factors” in Item 1A of Part II of this report.
Critical Accounting Policies and Estimates
Our condensed and consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”). We also consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•Inventory Valuation
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 1, 2023 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three months ended September 30, 2023.

Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” in the notes to condensed consolidated financial statements.
Results of Operations
Comparative prior period segment information has been recast to conform to the new segment structure and segment profitability measure. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended
	September 30, 2023	October 1, 2022
Segment net revenue:
Cloud & Networking	72.3%	71.0%
Industrial Tech	27.7	29.0
Net revenue	100.0	100.0
Cost of sales	70.2	55.8
Amortization of acquired developed intangibles	5.7	4.5
Gross profit	24.1	39.7
Operating expenses:
Research and development	23.1	14.3
Selling, general and administrative	23.0	20.9
Restructuring and related charges	3.5	1.8
Total operating expenses	49.6	37.0
Income (loss) from operations	(25.4)	2.7
Interest expense	(3.0)	(1.7)
Other income, net	6.7	2.7
Income (loss) before income taxes	(21.8)	3.7
Income tax provision (benefit)	(0.4)	3.8
Net loss	(21.4)%	(0.1)%

Financial data for the three months ended September 30, 2023 and October 1, 2022
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended
	September 30, 2023	October 1, 2022	Change	Percentage Change
Segment net revenue:
Cloud & Networking	$229.7	$360.1	$(130.4)	(36.2)%
Industrial Tech	87.9	146.7	(58.8)	(40.1)%
Net revenue	$317.6	$506.8	$(189.2)	(37.3)%

Gross profit	$76.7	$201.2	$(124.5)	(61.9)%
Gross margin	24.1%	39.7%

Research and development	$73.5	$72.7	$0.8	1.1%
Percentage of net revenue	23.1%	14.3%

Selling, general and administrative	$73.0	$105.7	$(32.7)	(30.9)%
Percentage of net revenue	23.0%	20.9%

Restructuring and related charges	$11.0	$9.3	$1.7	18.3%
Percentage of net revenue	3.5%	1.8%
Net Revenue
Net revenue decreased by $189.2 million, or 37.3%, during the three months ended September 30, 2023 compared to the three months ended October 1, 2022, driven by a $130.4 million decrease in Cloud & Networking revenue and a $58.8 million decrease in Industrial Tech revenue. The decrease in Cloud & Networking net revenue is primarily due to reduction in demand associated with inventory management and build-up at our customers. The decrease in Industrial and Tech net revenue is primarily due to higher market competition, which reflects share normalization in the market, as well as reduction in demand associated with inventory management and build-up at our customers.
During the three months ended September 30, 2023, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with three customers, who individually accounted for 15%, 13% and 10% of our total net revenue, respectively. During the three months ended October 1, 2022, our net revenue from a single customer that represented 10% or greater of total net revenue was concentrated with two customers, who individually accounted for 17% and 17% of our total net revenue, respectively.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended
	September 30, 2023		October 1, 2022
	Amount	% of Total	Amount	% of Total
Americas:
United States	$41.1	12.9%	$62.2	12.3%
Mexico	23.7	7.5	57.5	11.3
Other Americas	1.2	0.4	2.3	0.5
Total Americas	$66.0	20.8%	$122.0	24.1%

Asia-Pacific:
Hong Kong	$64.9	20.4%	$77.6	15.3%
South Korea	25.0	7.9	67.7	13.4
Thailand	64.2	20.2	57.5	11.3
Other Asia-Pacific	64.9	20.4	133.7	26.4
Total Asia-Pacific	$219.0	68.9%	$336.5	66.4%

EMEA	$32.6	10.3%	$48.3	9.5%

Total net revenue	$317.6	100.0%	$506.8	100.0%
For the three months ended September 30, 2023 and October 1, 2022, net revenue from customers outside the United States, based on customer shipping location, represented 87.1% and 87.7% of net revenue, respectively.
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
Gross Margin
Gross margin for the three months ended September 30, 2023 decreased to 24.1% from 39.7% for the three months ended October 1, 2022. The decrease in gross margin was primarily driven by lower revenue as discussed above, a less profitable mix of products, including lower sales of higher margin imaging and sensing products, and an $11.3 million increase in inventory excess and obsolescence charges due to customer demand change and transitions to the next generation of products. Additionally, gross margin was negatively impacted by factory underutilization as a result of a drop in demand as customers work to reduce their elevated inventory levels.
The markets in which we sell products are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and variants in buying patterns. We expect these factors to result in variability of our gross margin.

Segment Profit
The following table summarizes segment profit and a reconciliation to the consolidated income (loss) before income taxes for the periods presented (in millions). Comparative prior period segment information has been recast to conform to the new segment structure.

	Three Months Ended
	September 30, 2023	October 1, 2022
Net revenue:
Cloud & Networking	$229.7	$360.1
Industrial Tech	87.9	146.7
Net revenue	$317.6	$506.8
Segment profit:
Cloud & Networking	$23.9	$101.7
Industrial Tech	15.3	68.8
Total segment profit	39.2	170.5
Unallocated corporate items:
Selling, general and administrative (1)	(28.6)	(33.1)
Stock-based compensation	(32.1)	(34.7)
Stock-based compensation - acquisition related	—	(11.9)
Amortization of acquired intangibles	(29.0)	(32.2)
Amortization of acquired inventory fair value adjustments	—	(4.6)
Acquisition related costs	(4.0)	(16.2)
Integration related costs	(11.3)	(0.6)
Restructuring and related charges	(11.0)	(9.3)
Other charges, net (2)	(4.0)	(14.4)
Interest expense	(9.7)	(8.5)
Other income, net (3)	21.2	13.8
Consolidated income (loss) before income taxes	$(69.3)	$18.8
(1) We do not allocate selling, general and administrative expenses that are not directly attributable to our operating segments.
(2) Other charges, net for the three months ended September 30, 2023 primarily relate to $2.9 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand. Other charges, net for the three months ended October 1, 2022 primarily relate to $7.3 million of charges to acquire components from various brokers to satisfy customer demand, $3.3 million of legal and professional fees, and $1.2 million of costs related to newly implemented employee benefit program.
(3) Other income, net for the three months ended September 30, 2023 includes $21.7 million of interest and investment income, offset by $0.5 million of net foreign exchange losses. Other income, net the three months ended October 1, 2022 includes $9.0 million of net foreign exchange gains and $4.8 million of interest and investment income.
Total segment profit decreased by $131.3 million, or 77.0%, during the three months ended September 30, 2023. Cloud & Networking segment profit decreased by $77.8 million, or 76.5%, primarily due to lower revenue and the negative impact from factory underutilization as a result of a drop in demand as customers actively work to reduce their elevated inventory levels. Industrial Tech segment profit decreased by $53.5 million, or 77.8%, primarily due to less profitable mix of products, including lower sales of higher margin imaging and sensing products, and increase in inventory excess and obsolescence charges due to customer demand change and transitions to the next generation of products.

Research and Development (“R&D”)
R&D expense for the three months ended September 30, 2023 was generally consistent with the three months ended October 1, 2022, with a slight increase of $0.8 million, or 1.1%.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. Despite signs of a challenging macroeconomic environment, we plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $32.7 million, or 30.9%, during the three months ended September 30, 2023 compared to the three months ended October 1, 2022, primarily driven by $15.7 million of lower stock-based compensation and $12.5 million of lower acquisition related costs. The higher stock-based compensation and acquisition related costs in the three months ended October 1, 2022 are primarily due to the NeoPhotonics merger in August 2022. In connection with the merger, certain equity awards for NeoPhotonics employees were accelerated, resulted in $11.9 million of stock-based compensation for the three months ended October 1, 2022.
From time to time, we incur expenses that are not part of our ordinary operations, such as mergers and acquisition-related and litigation expenses, which generally increase our SG&A expenses and potentially impact our profitability expectations in any particular period.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products, and align our business in response to market conditions and as a result of our merger with NeoPhotonics.
During the three months ended September 30, 2023, we recorded restructuring and related charges of $11.0 million in our condensed consolidated statements of operations, which was primarily due to company-wide cost reduction initiatives, as well as our integration efforts as a result of the merger with NeoPhotonics.
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
Interest Expense
For the three months ended September 30, 2023 and October 1, 2022, we recorded interest expense of $9.7 million and $8.5 million, respectively, related to the amortization of the debt discount and issuance costs of our convertible notes. The increase in interest expense for the three months ended September 30, 2023 is due to our 2029 Notes (as defined below) issued in June 2023.
Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Foreign exchange gains (losses), net	$(0.5)	$9.0
Interest and investment income	21.7	4.8
Total other income, net	$21.2	$13.8
Other income, net for the three months ended September 30, 2023 increased by $7.4 million from the three months ended October 1, 2022, due to an increase in interest and investment income of $16.9 million driven by an increase in interest rates on our fixed income securities, offset by a decrease in income from foreign exchange of $9.5 million as a result of the weakening of other foreign currencies relative to the U.S. dollar during the three months ended October 1, 2022.

Provision (Benefit) for Income Taxes
The following table summarizes provision (benefit) for income taxes for the periods presented (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Income tax provision (benefit)	$(1.4)	$19.2
We recorded a tax benefit of $1.4 million and a tax provision of $19.2 million for the three months ended September 30, 2023 and October 1, 2022, respectively. Our tax provision for the three months ended September 30, 2023 includes a discrete tax benefit of $1.8 million primarily related to a tax benefit from changes in prior year uncertain tax positions, partially offset by the tax expenses related to a shortfall in connection with stock-based compensation vested during the quarter and foreign return to provision differences. Our tax provision for the three months ended October 1, 2022 includes a discrete tax expense of $13.1 million, primarily related to the international restructuring and currency re-measurement of certain tax related accounts, partially offset by the tax benefit from tax rate changes.
Our estimated effective tax rate for fiscal 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation and foreign income inclusions in the U.S., partially offset by the income tax benefit from various income tax credits.

Our provision for incomes taxes may be impacted by changes in the geographic mix of earnings, acquisitions, changes in the realizability of deferred tax assets, changes in our uncertain tax positions, the results of income tax audits, settlements with tax authorities, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, and changes in tax laws and regulations. It is also possible that significant negative or positive evidence may become available that causes us to change our conclusion regarding whether a valuation allowance is needed on certain of our deferred tax assets, which would affect our income tax provision in the period of such change.
We also evaluate changes to regulations and requirements in the international jurisdictions where we conduct our business. For additional information, refer to Part II Item 1A “Risk Factors”.
Financial Condition
Liquidity and Capital Resources
As of September 30, 2023 and July 1, 2023, our cash and cash equivalents were $861.6 million and $859.0 million, respectively. As of September 30, 2023 and July 1, 2023, our short-term investments of $1,082.7 million and $1,154.6 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy provides for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of September 30, 2023 and July 1, 2023 was $234.2 million and $298.4 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Switzerland, the Cayman Islands, Thailand and Brazil. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
Our intent is to indefinitely reinvest funds held outside the United States. Except for the funds held in the Cayman Islands, the British Virgin Islands, and Hong Kong, as well as certain subsidiaries in China and Japan, our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates in the past. Additionally, if conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, it may create dilution to our existing stockholders. However, any such financing may not be available on terms favorable to us or may not be available at all.

Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of September 30, 2023 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
There are a number of factors that could positively or negatively impact our liquidity position, including:
•global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers, including the impact of uncertainty in the banking and financial services industries;
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
•acquisitions or strategic transactions, in particular our recently completed acquisition of Cloud Light;
•the settlement of any conversion or redemption of our convertible notes in cash; and
•common stock repurchases under the share buyback program.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2023, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments due
	Total	Less than 1 year	More than 1 year
Contractual Obligations
Asset retirement obligations	$7.5	$—	$7.5
Operating lease liabilities, including imputed interest (1)	62.8	15.3	47.5
Pension plan contributions (2)	2.2	2.2	—
Purchase obligations (3)	395.0	360.6	34.4
Convertible notes - principal (4)	2,837.8	323.1	2,514.7
Convertible notes - interest (4)	99.4	19.3	80.1
Total	$3,404.7	$720.5	$2,684.2
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of September 30, 2023, we expect to receive sublease income of approximately $3.8 million over the sublease periods.

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
(4) The amounts related to convertible notes include principal and interest on our 0.25% Convertible Senior Notes due in 2024 (the “2024 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”), and principal and interest on our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”). The 2024 Notes have a maturity date of March 15, 2024, the 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, and the 2029 Notes have a maturity date of December 15, 2029. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversions. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, which have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of September 30, 2023, the net carrying amount of our 2029 Notes of $598.8 million (principal balance of $603.7 million maturing in 2029) is presented in non-current liabilities. If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, the 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
As of September 30, 2023, our 2028 Notes of $855.9 million (which have an aggregate principal amount of $861.0 million outstanding that matures in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of September 30, 2023, our 2026 Notes of $1,046.2 million (which have an aggregate principal amount of $1,050.0 million outstanding that matures in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of September 30, 2023, our 2024 Notes of $315.7 million (which have an aggregate principal amount of $323.1 million outstanding that matures in 2024) is presented in current liabilities in our condensed consolidated balance sheets, as the debt will mature on March 15, 2024. Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes.
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the three months ended September 30, 2023, we did not repurchase any shares of our common stock. During the three months ended October 1, 2022, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately. As of September 30, 2023, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.

Unrecognized Tax Benefits
As of September 30, 2023 and July 1, 2023, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $59.5 million and $64.4 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
Our balance of cash and cash equivalents increased by $2.6 million from $859.0 million as of July 1, 2023 to $861.6 million as of September 30, 2023. The increase in cash and cash equivalents during the three months ended September 30, 2023 was due to cash from investing activities of $17.8 million, offset by cash used in financing activities of $12.9 million and cash used in operating activities of $2.3 million.
Operating Cash Flow
Cash used in operating activities was $2.3 million during the three months ended September 30, 2023, which reflects a net loss of $67.9 million and non-cash items of $89.9 million for the three months ended September 30, 2023, offset by $24.3 million changes in our operating assets and liabilities. Changes in our operating assets and liabilities were mainly driven by an increase in inventories of $16.8 million primarily due to purchases made to support our manufacturing transition and lower shipments than expected, a decrease in accounts payable of $28.0 million primarily due to lower purchases from our contract manufactures and linearity of payments, and a decrease in income taxes of $19.9 million due to annual income tax payment in Japan, offset by a decrease in accounts receivable of $26.1 million due to lower revenue.
Cash provided by operating activities was $20.8 million during the three months ended October 1, 2022, which reflects a net loss of $0.4 million and non-cash items of $111.7 million for the three months ended October 1, 2022, offset by $90.5 million changes in our operating assets and liabilities. Changes in our operating assets and liabilities were mainly driven by an increase in inventory by $24.6 million primarily due to prebuild inventory and safety stock as a result of supply constraints and a decrease in accounts payable by $41.1 million primarily due to lower purchases.
Investing Cash Flow
Cash provided by investing activities of $17.8 million during the three months ended September 30, 2023 was attributable to the net proceeds from sales or maturities of short-term investments of $78.6 million partially offset by capital expenditures of $57.8 million and a $3.0 million payment for an intangible asset acquisition.
Cash used in investing activities of $646.6 million during the three months ended October 1, 2022 was attributable to the acquisition of NeoPhotonics and IPG telecom transmission product lines in the amount of $860.8 million, net of cash acquired, and capital expenditures of $22.9 million, partially offset by net proceeds from sales or maturities of short-term investments of $237.1 million.
Financing Cash Flow
Cash used in financing activities of $12.9 million during the three months ended September 30, 2023 was attributable to tax payments related to net share settlement of restricted stock of $12.9 million.
Cash used in financing activities of $59.1 million during the three months ended October 1, 2022 was driven by the repurchase of shares of our common stock of $35.8 million and tax payments related to net share settlement of restricted stock of $22.4 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange loss of $0.5 million and a net foreign exchange gain of $9.0 million, respectively, in the condensed consolidated statements of operations for the three months ended September 30, 2023 and October 1, 2022.
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

Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our convertible notes.
We issued the 2029 Notes in June 2023, the 2028 Notes in March 2022, the 2026 Notes in December 2019 and the 2024 Notes in March 2017. As of September 30, 2023, the aggregate principal amount of the 2029 Notes, 2028 Notes, 2026 Notes and 2024 Notes is $603.7 million, $861.0 million, $1,050.0 million and $323.1 million, respectively, and bear interest at a rate of 1.50%, 0.50%, 0.50% and 0.25% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2029 Notes, 2028 Notes, 2026 Notes and 2024 Notes will mature on December 15, 2029, June 15, 2028, December 15, 2026 and March 15, 2024, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes, $99.29 per share for the 2026 Notes, and $60.62 per share for the 2024 Notes.
Interest Rate Fluctuation Risk
As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $1,944.3 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of September 30, 2023, the weighted-average life of our investment portfolio was less than six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 30, 2023, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $6.8 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $3.4 million.
Bank Liquidity Risk
As of September 30, 2023, we had approximately $156.3 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. As such, we regularly evaluate developments in legal matters that could affect the amount of the previously accrued liability and record adjustments as appropriate. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Should we experience an unfavorable final outcome, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable. For a description of our material pending legal proceedings, refer to “Note 14. Commitments and Contingencies” in the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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
•the impact of a widespread health crisis, including the COVID-19 pandemic and responsive measures;
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
•our strategic transactions and implementation strategy for our acquisitions, including the recently completed acquisition of Cloud Light;
•restructuring and related charges;
•changes in spending levels, demand and customer requirements for our products;
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
•our ability to hire and retain key personnel; and
•the effects of immigration policy on our ability to hire and retain employees
Risks Related to Legal, Regulatory and Compliance
•our ability to obtain government authorization to export our products; and
•changes in social and environmental responsibility regulations, policies and provisions, as well as customer and investor demand
Risks Related to Our Common Stock
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
Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve. Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, banking instability, capital expenditure reductions, unemployment, stock market volatility, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, Israel-Hamas war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions.
Adverse changes to and uncertainty in the global economy has affected industries in which our customers operate and has resulted in decreases in the rate of demand, consumption or use of certain of our customers’ products which, in turn, has resulted in, and may continue to result in decreased demand for our products, revenue fluctuations, increased price competition for our products, and increased the risk of excess and obsolete inventories as well as higher overhead costs as a percentage of revenue. Additionally, customers who had built up large inventories when supply chains were tight are now bringing down inventories as supply constraints are easing and in some cases these customers have delayed projected shipments. These losses or delays of orders have harmed our revenue and profitability and future losses or delays may further harm our results of operations. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions have led and may continue to lead to increased costs and have harmed and may continue to harm our ability to meet customer demand, adversely affecting our revenue and profitability. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, our prospects for growth may be negatively impacted, and we may experience material and adverse impacts on our business, operating results, and financial condition.
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

Our financial results may be adversely affected due to changes in product demand impacted by recessions, increases in interest rates, stagflation and other economic conditions.
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, equity market volatility or other negative economic factors in the U.S. or other countries. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our contract manufacturers if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our contract manufacturers, suppliers and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our contract manufacturers, customers, suppliers and creditors and could cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if the current economic conditions continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
Inflation and increased borrowing costs could impact our cash flows and profitability.
Prolonged periods of inflation may continue to adversely affect our business, results of operations, financial condition and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Inflation has resulted in and may continue to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we are subject to risk from increasing market prices of certain components, supplies, and raw materials, which are incorporated into our products or used by our manufacturing partners or suppliers to manufacture our products. These components, supplies and commodities have from time to time become restricted, or general market factors and conditions have affected pricing of such components, supplies and raw materials (such as inflation or supply chain constraints), and future restrictions or market conditions impacting pricing may adversely affect our business and results of operations.
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
We expect our gross margins, operating margins and segment profit to vary over time.
Our gross margins, operating margins and segment profit are expected to vary, and may be adversely affected in the future by numerous factors, including, but not limited to:
•an increase or decrease in demand of our products;
•increased price competition in one or more of the markets in which we compete;

•modifications to our pricing strategy to gain or retain footprint in markets or with customers;
•currency fluctuations that impact our costs or the cost of our products to our customers;
•inflation;
•increases in material, labor, manufacturing, logistics, warranty costs, or inventory carrying costs;
•issues with manufacturing or component availability;
•issues relating to the distribution of our products, quality or efficiencies;
•increased costs due to changes in component pricing or charges incurred due to the inaccurately forecasting product demand or underutilization of manufacturing capacity;
•warranty related issues;
•factors beyond our control such as natural disasters, climate change, acts of war or terrorism, and public health emergencies, such as the COVID-19 pandemic;
•changing market, economic, and political conditions, including the impact of tariffs and other trade restrictions or efforts to withdraw from or materially modify international trade agreement, or
•our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures.
We have also seen, and may continue to see, our gross margins negatively impacted by increases in component costs, logistics costs, elevated inventory balances, and inflationary pressures, as well as pricing pressure. Failure to sustain or improve our gross margins reduces our profitability and may materially and adversely affect our business, financial condition and results of operations.
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
The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions and enhancements, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business, and we expect that these historical trends will continue. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs. Future demand for our products is uncertain and will primarily depend on continued technological development and the introduction of new or enhanced products. If this demand does not continue, sales of our products may decline which could adversely impact our business, results of operations and financial condition.
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
In August 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. to items produced domestically and abroad from U.S. technology and software. The final rules prevent us from selling certain products subject to the Export Administration Regulations (“EAR”) to identified Huawei entities without a license issued by BIS. Further, even if there are products unaffected by the rule or for which we are able to obtain an export license, Huawei may not be able to source products from other suppliers due to the final rules, which could impact Huawei’s demand for our products. We are dependent upon our ability to obtain export licenses or use exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses or be able to make use of these exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and operating results.
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
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration of the restrictions enacted in May 2019 and thereafter, including the restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government also added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. BIS has continued to add other China-based technology companies to the Entity List, including those tied to super computing and artificial intelligence, further expanding the scope of companies subject to trade restrictions.
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
•changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries or increase the cost to do so, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (such as the U.S. Department of Commerce’s addition of Huawei to the Entity List in May 2019, the addition of FiberHome in May 2020, and amendments to the Foreign-Produced Direct Product Rule in August 2020)); the restrictions in China on the export of gallium and germanium; and increased tariffs on various products that have been proposed and implemented by the U.S. government and other non-U.S. governments;
•the imposition of sanctions or other trade-related restrictions on customers in China may cause those customers to seek domestic alternatives to our products, including developing alternatives internally, and our customers demand for our products could be impacted by their inability to obtain other materials subject to sanctions. For example, sanctions on sales to certain parties of U.S. semiconductors and semiconductor equipment has caused a delay in 5G deployment in China while the affected companies seek alternative solutions, which has reduced the demand for our products from some of our Chinese customers;
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
Additionally, if operations at these contract manufacturers are adversely impacted, such as by natural disasters, or restrictions due to COVID-19 disruptions or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Our ability to control the quality of products produced by contract manufacturers has and may in the future be impaired by pandemics or widespread health epidemics disruptions, and quality issues might not be resolved in a timely manner. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufacturers, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and adversely affect our results of operations and could harm our existing customer relationships.
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
Regulatory activity, such as tariffs, export controls, and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations and financial condition. Since 2018, the United States and China have proposed and applied tariffs to certain of each other’s exports, and we expect these actions to continue for the foreseeable future. Adverse regulatory activity, such as export controls, economic sanctions and the institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States has recently announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. In May 2023, the Cyberspace Administration of China banned the sale of Micron's products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Furthermore, imposition of tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the demand for, or sales of our products to customers located in China or other customers selling to Chinese end users or increase the cost for our products, which would directly impact our business and results of operations.
We face a number of risks related to our strategic transactions.
We continuously monitor the marketplace for strategic opportunities, which includes expanding our product lines and markets through both internal product development and acquisitions. Consequently, we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions, such as our recently completed acquisition of Cloud Light, our merger with NeoPhotonics and the acquisition of IPG telecom transmission product lines in August 2022, as well as acquire complementary technologies, products, assets and businesses. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to competition, regulatory requirements or restrictions or other reasons, as occurred with the termination of our merger agreement with Coherent in March 2021. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
To the extent we are successful in making acquisitions, such as our merger with NeoPhotonics, the acquisition of IPG telecom transmission product lines, as well as the recently completed acquisition of Cloud Light, we may be unsuccessful in implementing our acquisitions strategy, or integrating acquired companies, businesses or product lines and personnel with existing operations, or the integration may be more difficult or more costly than anticipated. Some of the challenges involved integrating businesses and acquisitions include:
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
•difficulties in integrating operations across diverse cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
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
We may not realize the expected benefits of our acquisitions or strategic transactions or be able to retain those benefits even if realized.
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
Many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two, which was agreed to by more than 140 member jurisdictions in 2021 and adopted by European Union member states on December 12, 2022 to go into effect in 2024. Many countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
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
We expect to appropriately scale our business, internal systems and organization, and to continue to improve our operational, financial and management controls, reporting systems and procedures. Growth in sales, combined with the challenges of managing geographically dispersed operations, can place a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain. The failure to effectively manage our growth could disrupt our business and harm our operating results, and even if we are able to upgrade our systems and expand our staff, any such expansion will likely be expensive and complex. Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. In economic downturns, we must effectively manage our spending and operations to ensure our competitive position during the downturn, as well as our future opportunities when the economy improves, remains intact. The failure to effectively manage our spending and operations could disrupt our business and harm our operating results.

A widespread health crisis could materially and adversely affect our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.
The outbreak of a widespread health crisis, whether global in scope or localized in an area in which we, our customers or our suppliers do business, could have a material and adverse effect on our operations and the operations of our suppliers and customers. Potential impacts on our operations and financial performance include:
•significant reductions in demand for one or more of our products or a curtailment to one or more of our product lines caused by, among other things, any temporary inability of our customers to purchase and utilize our products due to shutdown orders or financial hardship;
•workforce constraints triggered by any applicable shutdown orders or stay-at-home policies;
•disruptions to our third-party contract manufacturing and raw materials supply arrangements caused by constraints over our suppliers’ workforce capacity, financial, or operational difficulties;
•disruption in our own ability to produce and ship products;
•heightened risk and uncertainty regarding the loss or disruption of essential third-party service providers, including transportation services, contract manufacturing, marketing, and distribution services;
•requirements to comply with governmental and regulatory responses such as quarantines, import/export restrictions, price controls, or other governmental or regulatory actions, including closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our workforce’s ability to travel or perform necessary business functions, or otherwise impact our suppliers or customers, which could adversely impact our operating results;
•general economic uncertainty in key global markets and financial market volatility; and
•increased operating expenses and potentially reduced efficiency of operations.
For example, the COVID-19 pandemic and related countermeasures have, and may continue to have, an impact on the global economy and continues to cause macroeconomic uncertainty. Governmental authorities around the globe implemented, and may again in the future implement, numerous and evolving measures in response to the virus or other public health concerns. We continue to monitor and evaluate the impact of the COVID-19 pandemic on our business operations on a regional, national, and global basis. The implementation of health and safety practices by us or our suppliers, distributors or customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material and adverse impact on our business, financial condition and results of operations.
While the impact of the COVID-19 pandemic is lessening, we cannot provide any assurance that we will be able to successfully identify, manage and mitigate the economic disruption impacts of any future widespread health crises, including as a result of any variants of COVID-19. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility, including increasing levels of inflation in the United States; and global economic conditions and levels of economic growth. In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility. While the effects of COVID-19 pandemic are lessening, the magnitude of the impact of COVID-19, including the lingering impact of supply chain issues, on our business operations remains uncertain and difficult to predict.
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
In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Any failure to manage, expand and update our information technology infrastructure, including our ERP system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. In addition, we have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activities may also require transitions to or from, and the integration of, various information management systems within our overall enterprise architecture, including our ERP system and other applications. Those systems that we acquire or that are used by acquired entities or businesses may also pose security risks of which we are unaware or unable to mitigate, particularly during the transition of these systems.
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, or acquisition or other processing of confidential or other information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, cybersecurity researchers have warned of increased risks of cyber-attacks, in connection with the war between Russia and Ukraine. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, laws and regulations, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and China’s Personal Information Protection Law, add to the complexity of our compliance obligations and increases our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.

Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these or other types of attacks, errors or acts of omissions. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party service providers could result in disruptions to our operations and loss or unavailability of, or unauthorized access or damage to, inappropriate access to, or use, disclosure or other processing of confidential information and other information maintained or otherwise processed by us or on our behalf. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft or misappropriation of our intellectual property and trade secrets, result in claims, investigations, and other proceedings by or before regulators, and claims, demands and litigation, legal obligations or liability, affect our relationships with our customers, require us to bear significant remediation and other costs and ultimately harm our business, financial condition and operating results. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by disruptions or security breaches or incidents. Our costs incurred in efforts to prevent, detect, alleviate or otherwise address cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and such efforts may not be successful. All of these costs, expenses, liability and other matters may not be covered adequately by insurance and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.
Our revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors, which makes predicting financial results difficult.
Spending on optical communication and laser products is subject to cyclical and uneven fluctuations, which could cause our financial results to fluctuate unpredictably. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future, particularly as we or they release new or enhanced products. We are also subject to changes in buying patterns among our OEM partners and other customers, including unpredictable changes in their desired inventory levels. Further, if our revenue mix changes, it may also cause results to differ from historical seasonality. Accordingly, our quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics have and may in the future vary significantly in the future. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market in which we operate make prediction of and timely reaction to such events difficult. Due to these and other factors, the results of any prior periods should not be relied upon as an indication of future performance. Quarterly fluctuations from the above factors may cause our revenue, operating results, and cash flows to underperform in relation to our guidance, long-term financial targets or the expectations of financial analysts or investors, which may cause volatility or decreases in our stock price.

If we have insufficient proprietary rights or if we fail to protect our rights, our business would be materially harmed.
We seek to protect our products and product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive; therefore, the steps we take to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing technologies that are similar to our own. Additionally, there may be existing patents that we are unaware of, which could be pertinent to our business. It is not possible for us to know whether there are patent applications pending that our products may infringe upon since these applications are often not made publicly available until a patent is issued or published. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours, or such patents could be invalidated or ruled unenforceable. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protections. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee for a number of third-party technologies including software and intellectual property rights from academic institutions, our competitors and others, and we are required to pay royalties to these licensors for the use thereof. In the future, if such licenses are unavailable or if we are unable to obtain such licenses on commercially reasonable terms, we may not be able to rely on such third-party technologies which could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results.
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
We are now, and in the future, may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages or restrictions on or changes to our business. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, refer to “Part II, Item 1. Legal Proceedings,” and “Note 14. Commitments and Contingencies” to the consolidated financial statements.

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
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies and global events such as COVID-19 may interfere with our ability to hire or retain workers who require visas or entry permits. For example, numerous U.S. Embassies suspended or delayed the processing of new visa applications for a period during the pandemic due to COVID-19 related concerns impacting embassy operations and staffing. Additional changes in immigration laws, regulations or procedures, including those that have been and may be enacted in the future by the U.S. government and in the United Kingdom or the European Union in connection with Brexit or the war in Ukraine, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.

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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, on May 16, 2019, Huawei was added to the BIS Entity List, additional regulatory restrictions were imposed in May and August 2020 and in October 2022 to the Foreign-Produced Direct Product Rule, which impose limitations on the supply of certain U.S. items and product support to Huawei. BIS has continued to add Chinese-based entities to the Entity List and, on May 22, 2020, FiberHome Technologies was added to the Entity List . These actions have resulted in escalating tensions between the U.S. and China and create the possibility that the Chinese government may take additional steps to retaliate against U.S. companies or industries. We cannot predict what additional actions the U.S. government may take with respect to Huawei beyond what is described above or to other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers. For example, BIS has stopped issuing licenses for the export of most products to Huawei.
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
Since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of all minerals used in our products. Additionally, if we are unable to satisfy those customers who require that all of the components of our products be determined to be conflict free, they may choose a competitor’s products which could materially impact our financial condition and operating results.
We are also subject to laws and regulations to our collection and other processing of personal data of our employees, customers, and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. Brazil passed the General Data Protection Law that became effective in August 2020 to regulate processing of personal data of individuals, which also provides for substantial penalties for noncompliance. Additionally, California has the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA amends and augments the CCPA including by expanding individuals’ rights and the obligations of businesses that handle personal data. Similar legislation has been proposed or adopted in several other states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects and impact of these or other laws and regulations relating to privacy and data protection are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.

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
•place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes
Transactions relating to our convertible notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
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
We are subject to the provisions of Section 203 of the Delaware General Corporate Law which prohibits us, under some circumstances, from engaging in business combinations with some stockholders for a specified period without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions providing for the limitations of liability and indemnification of our directors and officers, allowing vacancies on our board of directors to be filled by the vote of a majority of the remaining directors, granting our board of directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as “blank check preferred”) and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders, which may only be called by the chairman of the board of directors, the chief executive officer or the board of directors. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control or changes in our management.
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
Risks Related to Cloud Light Acquisition
We face risks related to the integration of Cloud Lights’ business, our cash resources and financial results, undisclosed liabilities, and employee and customer retention.
On November 7, 2023, we completed the acquisition of Cloud Light. We are required to devote significant management attention and resources to integrating the business practices and operations of Cloud Light with our business. Potential difficulties we may encounter as part of the integration process include those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, controls, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.
Additionally, the use of a significant portion of our cash in acquiring Cloud Light reduced our liquidity and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
If there are any undisclosed liabilities that were not previously disclosed, Lumentum as successor may be responsible for such undisclosed liabilities. Such undisclosed liabilities could have an adverse effect on the business and results of operations of Lumentum and may adversely affect the value of Lumentum common stock after the consummation of the acquisition.

The acquisition may also result in significant charges or other liabilities that could adversely affect our results of operations, such as cash expenses and non-cash accounting charges incurred in connection with our acquisition and/or integration of the business and operations of Cloud Light. In addition, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.
Uncertainties about the acquisition may cause our or Cloud Light’s current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel. Similarly, our or Cloud Light’ existing or prospective customers, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us or Cloud Light; delay or defer other decisions concerning us or Cloud Light; or otherwise seek to change the terms on which they do business with us or Cloud Light. Any of the above could harm us and/or Cloud Light, and thus decrease the benefits we expect to receive from the acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We did not have any repurchases of shares of our common stock during the three months ended September 30, 2023, as shown in the table below. (in millions, except share and per share amounts):

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs
July 2, 2023 to July 29, 2023	—	$—	—	$569.6
July 30, 2023 to August 26, 2023	—	$—	—	$569.6
August 27, 2023 to September 30, 2023	—	$—	—	$569.6
Total	—	$—	—	$569.6
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

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Amended Change in Control Benefits Plan effective 8.22.23					X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and October 1, 2022; (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2023 and October 1, 2022; (iii) Condensed Consolidated Balance Sheets as of September 30, 2023 and July 1, 2023; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2023 and October 1, 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and October 1, 2022, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	November 8, 2023	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer