Form 10-Q
period 2023-12-30
Lumentum Holdings Inc.
filed 2024-02-08
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 1, 2024, the Registrant had 67.4 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net revenue	$366.8	$506.0	$684.4	$1,012.8
Cost of sales	281.3	315.1	504.2	597.7
Amortization of acquired developed intangibles	21.5	24.7	39.5	47.7
Gross profit	64.0	166.2	140.7	367.4
Operating expenses:
Research and development	78.3	75.8	151.8	148.5
Selling, general and administrative	85.1	98.4	158.1	204.1
Restructuring and related charges	5.8	13.9	16.8	23.2
Total operating expenses	169.2	188.1	326.7	375.8
Loss from operations	(105.2)	(21.9)	(186.0)	(8.4)
Interest expense	(9.7)	(8.9)	(19.4)	(17.4)
Other income, net	13.4	3.7	34.6	17.5
Loss before income taxes	(101.5)	(27.1)	(170.8)	(8.3)
Income tax provision (benefit)	(2.4)	4.6	(3.8)	23.8
Net loss	$(99.1)	$(31.7)	$(167.0)	$(32.1)

Net loss per share:
Basic	$(1.47)	$(0.46)	$(2.49)	$(0.47)
Diluted	$(1.47)	$(0.46)	$(2.49)	$(0.47)

Shares used to compute net loss per share:
Basic	67.2	68.3	67.0	68.2
Diluted	67.2	68.3	67.0	68.2

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net loss	$(99.1)	$(31.7)	$(167.0)	$(32.1)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.2	—	—	—
Net change in unrealized gain on available-for-sale securities	3.8	3.6	5.1	3.0
Other comprehensive income, net of tax	4.0	3.6	5.1	3.0
Comprehensive loss, net of tax	$(95.1)	$(28.1)	$(161.9)	$(29.1)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 30, 2023	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$469.3	$859.0
Short-term investments	754.7	1,154.6
Accounts receivable, net	248.3	246.1
Inventories	471.7	408.6
Prepayments and other current assets	118.1	109.6
Total current assets	2,062.1	2,777.9
Property, plant and equipment, net	582.3	489.5
Operating lease right-of-use assets, net	81.3	77.3
Goodwill	1,054.6	695.1
Other intangible assets, net	730.6	459.2
Deferred tax asset	130.2	116.3
Other non-current assets	14.9	16.8
Total assets	$4,656.0	$4,632.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163.0	$169.4
Accrued payroll and related expenses	50.4	39.4
Accrued expenses	65.8	51.2
Convertible notes, current	319.7	311.6
Operating lease liabilities, current	14.5	14.4
Other current liabilities	45.0	47.8
Total current liabilities	658.4	633.8
Convertible notes, non-current	2,501.7	2,500.0
Operating lease liabilities, non-current	52.9	47.7
Deferred tax liability	67.6	3.4
Other non-current liabilities	97.6	91.4
Total liabilities	3,378.2	3,276.3
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 67.4 and 66.4 shares issued and outstanding as of December 30, 2023 and July 1, 2023, respectively	0.1	0.1
Additional paid-in capital	1,776.1	1,692.2
Accumulated deficit	(507.6)	(340.6)
Accumulated other comprehensive income	9.2	4.1
Total stockholders’ equity	1,277.8	1,355.8
Total liabilities and stockholders’ equity	$4,656.0	$4,632.1

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of July 1, 2023	66.4	$0.1	$1,692.2	$(340.6)	$4.1	$1,355.8
Net loss	—	—	—	(67.9)	—	(67.9)
Other comprehensive income	—	—	—	—	1.1	1.1
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.8	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(12.9)	—	—	(12.9)
Stock-based compensation	—	—	34.7	—	—	34.7
Balance as of September 30, 2023	67.0	$0.1	$1,714.0	$(408.5)	$5.2	$1,310.8
Net loss				(99.1)		(99.1)
Other comprehensive income	—	—	—	—	4.0	4.0
Equity awards pursuant to merger agreement	—	—	23.5	—	—	23.5
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(3.2)	—	—	(3.2)
ESPP shares issued	0.2	—	7.3	—	—	7.3
Stock-based compensation	—	—	34.5	—	—	34.5
Balance as of December 30, 2023	67.4	$0.1	$1,776.1	$(507.6)	$9.2	$1,277.8

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of July 2, 2022	68.0	$0.1	$2,003.6	$(129.1)	$0.4	$1,875.0
Cumulative adjustment from adoption of ASU 2020-06	—	—	(426.5)	85.6	—	(340.9)
Net loss	—	—	—	(0.4)	—	(0.4)
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.7	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(22.4)	—	—	(22.4)
Repurchases of common stock	(0.3)	—	—	(25.7)	—	(25.7)
Stock-based compensation	—	—	41.4	—	—	41.4
Balance as of October 1, 2022	68.2	$0.1	$1,596.1	$(69.6)	$(0.2)	$1,526.4
Net loss	—	—	—	(31.7)	—	(31.7)
Other comprehensive loss	—	—	—	—	3.6	3.6
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.2	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(4.3)	—	—	(4.3)
ESPP shares issued	0.1	—	5.7	—	—	5.7
Stock-based compensation	—	—	43.9	—	—	43.9
Balance as of December 31, 2022	68.4	$0.1	$1,641.4	$(101.3)	$3.4	$1,543.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES:
Net loss	$(167.0)	$(32.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	55.4	50.9
Stock-based compensation	66.7	83.2
Amortization of acquired intangibles	66.6	68.3
Loss on sales and dispositions of property, plant and equipment	1.4	7.2
Amortization of debt discount and debt issuance costs	9.7	11.9
Amortization of inventory fair value adjustment in connection with acquisition	3.4	14.2
Other non-cash items	(8.5)	1.0
Changes in operating assets and liabilities:
Accounts receivable	18.7	(1.5)
Inventories	7.5	(36.4)
Operating lease right-of-use assets, net	(5.1)	7.9
Prepayments and other current and non-currents assets	6.3	(13.9)
Income taxes, net	(26.6)	(14.8)
Accounts payable	(51.1)	(45.0)
Accrued payroll and related expenses	5.1	(15.0)
Operating lease liabilities	6.7	(7.3)
Accrued expenses and other current and non-current liabilities	7.0	37.1
Net cash provided by (used in) operating activities	(3.8)	115.7
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(88.8)	(62.8)
Acquisition of businesses, net of cash acquired	(700.9)	(861.6)
Purchases of short-term investments	(184.3)	(327.8)
Proceeds from maturities and sales of short-term investments	599.7	501.0
Payments for acquisition of intangible assets	(3.0)	—
Proceeds from the sales of property, plant and equipment	0.2	0.1
Net cash used in investing activities	(377.1)	(751.1)
FINANCING ACTIVITIES:
Repurchase of common stock	—	(35.8)
Payment of withholding taxes related to net share settlement of restricted stock units	(16.1)	(26.7)
Proceeds from employee stock plans	7.3	5.7
Repayment of term loan	—	(5.9)
Net cash used in financing activities	(8.8)	(62.7)
Decrease in cash and cash equivalents	(389.7)	(698.1)
Cash and cash equivalents at beginning of period	859.0	1,290.2
Cash and cash equivalents at end of period	$469.3	$592.1
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$22.2	$38.5
Cash paid for interest	9.9	5.4
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable and accrued expenses	8.1	16.4
Unpaid intangible assets in accrued expenses	2.0	—
Settlement of loan to NeoPhotonics	—	50.0

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Share-based purchase price consideration in connection with the Cloud Light acquisition	23.5	—
Right-of-use assets obtained in exchange for new operating lease liabilities	16.0	19.4
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our,” “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products addressing a range of end-market applications for manufacturing, inspection, and life-science applications.
Our Cloud & Networking products include a wide range of components, modules and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Our products also address enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”), as well as artificial intelligence and machine learning (“AI/ML”).
Our Industrial Tech products include diode laser products such as VCSELs and edge emitting lasers. In the consumer end-market, our laser light sources are integrated into 3D sensing cameras, which are used in applications in mobile devices, gaming, payment kiosks, computers, other consumer electronics devices, and automobiles. Applications include biometric identification, computational photography, virtual and augmented reality, and natural user interfaces, among others. In the industrial end-market, our diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers. Our products also include laser products used in a variety of OEM applications including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers, such as argon-ion and helium-neon lasers.
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
We are continuously monitoring both the current developments in the ongoing war between Russia and Ukraine including the related additional export controls and resulting sanctions imposed on Russia and Belarus by the U.S. and other countries, and the war between Israel and Hamas. Additional factors, such as increased inflation, escalating energy costs, constrained raw material availability and the related cost increases, could continue to impact the global economy and our business. Although the global implications of the wars are difficult to predict at this time, we do not presently foresee direct material adverse effects on our business.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Business Combinations
On November 7, 2023 (the “Closing date”), we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). Our condensed consolidated financial statements include the operating results of Cloud Light for the period from the Closing date of the acquisition through December 30, 2023. On August 3, 2022, we completed the acquisition of NeoPhotonics Corporation (“NeoPhotonics”). On August 15, 2022, we completed the acquisition of IPG Photonics’ telecom transmission product lines. We have applied the acquisition method of accounting to account for these transactions in accordance with ASC Topic 805, Business Combinations. Refer to “Note 4. Business Combinations” for further discussions of these transactions.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2024 is a 52-week year ending on June 29, 2024, with the quarter ended December 30, 2023 being a 13-week quarterly period. Our fiscal 2023 was a 52-week year that ended on July 1, 2023, with the quarter ended December 31, 2022 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2023. There were no significant changes to our accounting policies during the six months ended December 30, 2023
Note 2. Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 will become effective for us in fiscal 2026, with early adoption permitted. We are currently evaluating the impact of this ASU on our income tax disclosures within the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company plans to adopt ASU 2023-07 in the fiscal first quarter of 2025. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Numerator:
Net loss - basic and diluted	$(99.1)	$(31.7)	$(167.0)	$(32.1)

Denominator:
Weighted average common shares outstanding - basic and diluted	67.2	68.3	67.0	68.2

Net loss per share:
Basic	$(1.47)	$(0.46)	$(2.49)	$(0.47)
Diluted	$(1.47)	$(0.46)	$(2.49)	$(0.47)
Shares from stock-based benefit plans and shares issuable assuming conversion of our convertible notes are anti-dilutive for the three and six months ended December 30, 2023 and December 31, 2022, respectively, and are therefore excluded from the calculation of diluted net loss per share as the Company had a net loss for both periods.
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended December 30, 2023 include 31.2 million shares related to convertible notes, 4.4 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), 0.2 million shares issuable under the Employee Stock Purchase Plan (the “2015 Purchase Plan”), and 1.1 million shares outstanding related to stock options. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the six months ended December 30, 2023 include 31.2 million shares related to convertible notes, 4.5 million shares issuable under RSUs and PSUs, 0.2 million shares issuable under the 2015 Purchase Plan, and 1.1 million shares outstanding related to stock options. Refer to “Note 13. Equity.”
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the the three months ended December 31, 2022 include 24.5 million shares related to convertible notes, 3.8 million shares issuable under RSUs and PSUs, and 0.2 million shares issuable under the 2015 Purchase Plan. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the six months ended December 31, 2022 include 24.5 million shares related to convertible notes, 3.9 million shares issuable under RSUs and PSUs, and 0.1 million shares issuable under the 2015 Purchase Plan.
Potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Business Combinations
Cloud Light Acquisition
On October 29, 2023, we entered into a definitive merger agreement (the “Merger Agreement”) with Cloud Light. On November 7, 2023 (the “Closing date”), we completed the acquisition of Cloud Light. Cloud Light designs, markets, and manufactures advanced optical modules for data center interconnect applications. The acquisition enables us to be well-positioned to serve the growing needs of cloud & networking customers, particularly those customers focused on optimizing their data center infrastructure for the demands of AI/ML.
We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations, with respect to the fair value of purchase price consideration and the identifiable assets and liabilities of Cloud Light, which have been measured at estimated fair value as of the Closing date. The following tables summarize the preliminary purchase price consideration (in millions):

Fair Value
Cash consideration (1)	$705.0
Share-based consideration (2)	23.5
Total purchase price consideration	$728.5
(1) Under the terms of the Merger Agreement, Cloud Light stockholders received $1.69 per share after adjusting for applicable withholding taxes, escrow fund and expense fund contributions, for each of the 409.4 million of shares outstanding at the Closing date. As a result, we transferred $691.7 million of cash consideration on the Closing date. Additionally, each of Cloud Light’s outstanding options was exchanged for a combination of up-front cash consideration and newly issued options (the “replacement options”). As a result, we transferred $13.3 million of cash consideration on the Closing date.
(2) The replacement options have a total fair value of $38.9 million as of the Closing date, of which $23.5 million attributed to pre-acquisition service is recorded as part of the purchase price consideration and the remaining $15.4 million is recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the acquisition Closing date. In general, these options expire within 10 years from the acquisition Closing date. Refer to “Note 13. Equity”.
The cash consideration of $705.0 million, which was funded by the cash balances of Lumentum, includes $75.8 million of cash held in an escrow fund for a period of 12 months following the Closing date to support Cloud Light’s indemnification obligations under the Merger Agreement. The consideration is subject to customary adjustment for working capital.
We also incurred a total of $9.2 million of merger-related costs, representing professional and other direct acquisition costs, of which $2.4 million was incurred during the fiscal first quarter of 2024 and $6.8 million was incurred during the fiscal second quarter of 2024. Merger related costs are recorded as selling, general and administrative expense in the consolidated statement of operations when incurred.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value
Total purchase price consideration	$728.5

Assets acquired
Cash and cash equivalents	4.1
Short-term investments	1.0
Accounts receivable, net	20.9
Inventories	71.5
Prepayments and other current assets	14.3
Property, plant and equipment, net	63.2
Operating lease right-of-use assets, net	3.7
Other intangible assets, net (1)	333.0
Other non-current assets	0.3
Total assets	512.0

Liabilities assumed
Accounts payable	45.8
Accrued payroll and related expenses	5.9
Accrued expenses	9.8
Operating lease liabilities, current	1.8
Other current liabilities	8.0
Operating lease liabilities, non-current	1.9
Deferred tax liability	60.7
Other non-current liabilities	9.1
Total liabilities	143.0

Goodwill	$359.5
(1) Other intangible assets include developed technology of $170.0 million, customer relationship of $130.0 million, in-process research and development (“IPR&D”) of $16.0 million, order backlog of $14.0 million, and trade name and trademarks of $3.0 million. Refer to “Note 8. Goodwill and Other Intangible Assets” for more information.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the working capital adjustments pursuant to the Merger Agreement, the fair value of inventories, property, plant and equipment, intangible assets, deferred tax assets and liabilities, and contingent liabilities, if any. Further adjustments may result before the end of the measurement period, which ends one year from the Closing date. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Closing date that, if known, would have resulted in revised estimated values of assets acquired and liabilities assumed, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be calculated as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
Goodwill from the Cloud Light acquisition has been assigned to the Cloud & Networking segment. The preliminary goodwill of $359.5 million arising from the acquisition is attributed to the expected revenue growth and synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and Cloud Light. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 8. Goodwill and Other Intangible Assets.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
From the Closing date, Cloud Light contributed $59.5 million of our consolidated net revenue for the three months ended December 30, 2023. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine Cloud Light’s contribution to our earnings.
Supplemental Pro Forma Information
The following supplemental pro forma information presents the combined results of operations for the three and six months ended December 30, 2023 and December 31, 2022, as if the acquisition was completed on July 3, 2022, the first day of the fiscal year 2023. The supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
The pro forma financial information includes adjustments for: (i) amortization expense that would have been recognized related to the acquired intangible assets, (ii) depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) amortization of inventory fair value adjustment, (iv) acquisition related costs, such as third party transaction costs and restructuring costs, (v) stock-based compensation expense and (vi) the estimated income tax effect on the pro forma adjustments.
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net revenue	$386.5	$553.2	$773.1	$1,113.4
Net loss	$(96.3)	$(39.9)	$(159.9)	$(61.7)
NeoPhotonics Acquisition
On November 3, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NeoPhotonics and Neptune Merger Sub, Inc. On August 3, 2022, we completed the acquisition of NeoPhotonics through the consummation of the merger and, accordingly, we acquired all of the issued and outstanding common stock of NeoPhotonics with a total purchase price consideration of $934.4 million, which was funded by the cash balances of the combined company. The addition of NeoPhotonics expands our opportunity in some of the fastest growing markets for optical components used in cloud and telecom network infrastructure.
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction and recorded a goodwill of $315.3 million arising from the acquisition, which has been assigned to the Cloud & Networking segment. NeoPhotonics contributed $104.6 million and $177.4 million of our consolidated net revenue for the three and six months ended December 31, 2022, respectively. Due to the integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine NeoPhotonics’ contribution to our earnings. As of December 30, 2023, the operation of NeoPhotonics has been fully integrated to the combined business.
We also recorded $28.7 million of merger-related costs, representing professional and other direct acquisition costs, of which $8.3 million was incurred in fiscal year 2022 and $20.4 million was incurred in fiscal year 2023, which was recorded as selling, general and administrative expense in the condensed consolidated statements of operations.
The following supplemental pro forma information presents the combined results of operations for the three and six months ended December 31, 2022, as if the acquisition was completed at the first day of fiscal 2022. The supplemental pro forma financial information is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma financial information includes adjustments for: (i) amortization expense that would have been recognized related to the acquired intangible assets, (ii) depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) amortization of inventory fair value adjustment, (iv) acquisition related costs, such as third party transaction costs and restructuring costs, (v) stock-based compensation expense and (vi) the estimated income tax effect on the pro forma adjustments.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	December 31, 2022
	Three Months Ended	Six Months Ended
Net revenue	$506.0	$1,036.7
Net income (loss)	(25.8)	6.6
Acquisition of IPG Photonics’ Telecom Transmission Product Lines
On August 15, 2022 (“IPG Closing date”), we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG telecom transmission product lines”) that are used to develop and market products for use in telecommunications and datacenter infrastructure, including Digital Signal Processors (DSPs), ASICs and optical transceivers with a total purchase price of $55.9 million, which was paid in cash. This acquisition enables us to expand our business in the Cloud & Networking segment.
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction and recorded a goodwill of $10.9 million arising from the acquisition, which has been assigned to the Cloud & Networking segment. We recorded $2.0 million of merger-related costs, representing professional and other direct acquisition costs, of which $0.4 million was incurred in fiscal year 2022 and $1.6 million was incurred in fiscal year 2023, which was recorded as selling, general and administrative expense in the consolidated statements of operations.
The pro forma financial information from the acquisition of the IPG telecom transmission product lines, assuming the acquisition had occurred as of the first day of fiscal 2022, as well as revenue and earnings generated during fiscal 2023, were not material for disclosure purposes.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 30, 2023:
Cash	$235.2	$—	$—	$235.2
Cash equivalents:
Commercial paper	5.1	—	—	5.1
Money market funds	206.6	—	—	206.6
U.S. Treasury securities	22.4	—	—	22.4
Total cash and cash equivalents	$469.3	$—	$—	$469.3
Short-term investments:
Certificates of deposit	$13.8	$—	$—	$13.8
Commercial paper	43.8	—	—	43.8
Corporate debt securities	365.4	0.3	(0.8)	364.9
Municipal bonds	4.6	—	—	4.6
U.S. Agency securities	143.5	0.1	(0.4)	143.2
U.S. Treasury securities	184.9	—	(0.5)	184.4
Total short-term investments	$756.0	$0.4	$(1.7)	$754.7

July 1, 2023:
Cash	$254.3	$—	$—	$254.3
Cash equivalents:
Money market funds	276.1	—	—	276.1
U.S. Agency securities	4.0	—	—	4.0
U.S. Treasury securities	324.6	—	—	324.6
Total cash and cash equivalents	$859.0	$—	$—	$859.0
Short-term investments:
Certificates of deposit	$16.5	$—	$—	$16.5
Commercial paper	132.9	—	(0.2)	132.7
Corporate debt securities	472.7	—	(3.9)	468.8
U.S. Agency securities	207.9	—	(1.7)	206.2
U.S. Treasury securities	332.4	—	(2.0)	330.4
Total short-term investments	$1,162.4	$—	$(7.8)	$1,154.6
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended December 30, 2023 and December 31, 2022, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and six months ended December 30, 2023, our other income, net was $13.4 million, and $34.6 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $17.1 million and $38.8 million, respectively.
During the three and six months ended December 31, 2022, our other income, net was $3.7 million and $17.5 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $7.7 million and $12.5 million, respectively.
As of December 30, 2023 and July 1, 2023, we recorded interest receivables of $7.2 million and $6.7 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented, as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for More Than 12 Months		Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 30, 2023:
U.S. Agency securities	$5.0	$—	$113.5	$(0.4)	$(0.4)
Certificates of deposit	—	—	4.0	—	—
Commercial paper	—	—	25.0	—	—
Corporate debt securities	40.8	(0.1)	231.3	(0.7)	(0.8)
U.S. government bonds	4.5	—	167.0	(0.5)	(0.5)
Total	$50.3	$(0.1)	$540.8	$(1.6)	$(1.7)

July 1, 2023:
U.S. Agency securities	$39.6	$(0.4)	$170.6	$(1.3)	$(1.7)
Certificates of deposit	—	—	7.7	—	—
Commercial paper	—	—	128.5	(0.2)	(0.2)
Corporate debt securities	93.6	(1.2)	358.9	(2.7)	(3.9)
U.S. government bonds	50.8	(0.6)	221.4	(1.4)	(2.0)
Total	$184.0	$(2.2)	$887.1	$(5.6)	$(7.8)
The following table classifies our short-term investments by remaining maturities (in millions):

	December 30, 2023		July 1, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year	$534.2	$533.2	$762.9	$759.1
Due in 1 year through 5 years	221.8	221.5	399.5	395.5
Total	$756.0	$754.7	$1,162.4	$1,154.6
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 30, 2023: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$5.1	$—	$5.1
Money market funds	206.6	—	—	206.6
U.S. Treasury securities	22.4	—	—	22.4
Short-term investments:
Certificates of deposit	—	13.8	—	13.8
Commercial paper	—	43.8	—	43.8
Corporate debt securities	—	364.9	—	364.9
Municipal bonds	—	4.6	—	4.6
U.S. Agency securities	—	143.2	—	143.2
U.S. Treasury securities	184.4	—	—	184.4
Total assets	$413.4	$575.4	$—	$988.8
(1) Excludes $235.2 million in cash held in our bank accounts as of December 30, 2023.

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
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	December 30, 2023		July 1, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$599.0	$601.9	$598.6	$625.2
2028 Notes	856.2	681.3	855.5	677.8
2026 Notes	1,046.5	935.3	1,045.9	933.2
2024 Notes	319.7	325.9	311.6	345.2
	$2,821.4	$2,544.4	$2,811.6	$2,581.4
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2023, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three and six months ended December 30, 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of December 30, 2023 and July 1, 2023, the allowance for credit losses on our trade receivables was $0.2 million and less than $0.1 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	December 30, 2023	July 1, 2023
Raw materials and purchased parts	$206.6	$170.5
Work in process	117.4	103.2
Finished goods	147.7	134.9
Inventories	$471.7	$408.6
The inventory balance as of December 30, 2023 includes $63.4 million inventory from the Cloud Light acquisition, net of amortization of fair value step-up of $3.1 million during the three months ended December 30, 2023.
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	December 30, 2023	July 1, 2023
Land	$75.2	$63.5
Buildings and improvements	189.6	170.3
Machinery and equipment	733.3	657.9
Computer equipment and software	44.2	41.4
Furniture and fixtures	11.0	10.2
Leasehold improvements	44.7	49.6
Construction in progress	102.1	69.2
	1,200.1	1,062.1
Less: Accumulated depreciation	(617.8)	(572.6)
Property, plant and equipment, net	$582.3	$489.5
In connection with the Cloud Light acquisition, we assumed $63.2 million of property, plant and equipment, net.
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
During the three and six months ended December 30, 2023, we recorded depreciation expense of $27.2 million and $55.4 million, respectively. During the three and six months ended December 31, 2022, we recorded depreciation expense of $26.4 million and $50.9 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	December 30, 2023	July 1, 2023
Operating lease right-of-use assets	$109.4	$116.5
Less: accumulated amortization	(28.1)	(39.2)
Operating lease right-of-use assets, net	$81.3	$77.3
In connection with the Cloud Light acquisition, we acquired $3.7 million of right-of-use assets related to leases of real estate properties used as our manufacturing and office premises. We accounted for these leases as operating leases and have the remaining lease term ranging from 1.5 to 2.6 years at the acquisition Closing date.
In connection with the purchase of land and buildings in Caswell, United Kingdom in August 2023, we terminated our leases for the purchased buildings and recorded a $0.3 million of reduction in the carrying value of buildings purchased, as a result of derecognizing $4.8 million of net operating lease right-of-use asset, $2.4 million of operating lease liabilities, current, and $2.7 million of operating lease liabilities, non-current.
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	December 30, 2023	July 1, 2023
Restructuring accrual and related charges (1)	$10.2	$5.0
Warranty accrual (2)	10.1	6.8
Deferred revenue and customer deposits	0.9	2.1
Income tax payable (3)	17.7	28.0
Other current liabilities	6.1	5.9
Other current liabilities	$45.0	$47.8
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	December 30, 2023	July 1, 2023
Asset retirement obligations	$7.6	$8.2
Pension and related accruals (1)	11.4	9.6
Unrecognized tax benefit	70.1	64.4
Other non-current liabilities	8.5	9.2
Other non-current liabilities	$97.6	$91.4
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $11.4 million as of December 30, 2023 represents the non-current portion of benefit obligation. Pension and related accrual of $9.6 million as of July 1, 2023 relates to $10.2 million of non-current portion of benefit obligation, offset by $0.6 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Goodwill and Other Intangible Assets
Goodwill
In November 2023, we completed the acquisition of Cloud Light. As of the acquisition date, we recognized preliminary goodwill of $359.5 million, which was allocated to the Cloud & Networking segment.
The following table presents goodwill by reportable segments as of December 30, 2023 and July 1, 2023 (in millions):

	Cloud & Networking	Industrial Tech	Total
Balances as of July 1, 2023	$683.9	$11.2	$695.1
Acquisition of Cloud Light	359.5	—	359.5
Balance as of December 30, 2023	$1,043.4	$11.2	$1,054.6
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2023, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three and six months ended December 30, 2023.
Other Intangibles
Our intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer relationships, which are amortized using an accelerated method of amortization over the expected customer lives, more accurately reflecting the pattern of realization of economic benefits we expect to derive. Acquired developed technologies are amortized to cost of sales and research and development expenses. Acquired customer relationships are amortized to selling, general and administrative expenses in the consolidated statement of operations.
In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified to an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
During the annual impairment testing performed in the fourth quarter of fiscal 2023, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three and six months ended December 30, 2023.
In November 2023, we completed the acquisition of Cloud Light. The intangible assets acquired from the acquisition were as follows as of the acquisition date (in millions, except for weighted average amortization period):

	Fair Value at the Acquisition Date	Weighted Average Amortization Period (Years)
Acquired developed technologies	$170.0	7.0
Customer relationships	130.0	7.0
In-process research and development	16.0	n/a
Order backlog	14.0	1.0
Trade name and trademarks	3.0	1.2
Total intangible assets	$333.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In August 2022, we completed the NeoPhotonics acquisition and the acquisition of IPG telecom transmission product lines. The intangible assets acquired from the acquisitions were as follows as of the acquisition date (in millions, except for weighted average amortization period):

	Fair Value at the Acquisition Date			Weighted Average Amortization Period (Years)
	NeoPhotonics	IPG Telecom Transmission Product Lines	Total Acquired
Acquired developed technologies	$220.0	$8.6	$228.6	5.2
Customer relationships	144.5	2.3	146.8	5.9
In-process research and development	48.0	29.1	77.1	n/a
Total intangible assets	$412.5	$40.0	$452.5
Refer to “Note 4. Business Combinations” for the acquisitions of Cloud Light, NeoPhotonics and IPG telecom transmission product lines.
The following tables present details of all of our intangible assets as of the periods presented (in millions, except for weighted average remaining amortization period):

December 30, 2023	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$807.8	$(426.8)	$381.0	5.1
Customer relationships	419.8	(139.7)	280.1	2.8
In-process research and development	54.9	—	54.9	n/a
Order backlog	14.0	(2.0)	12.0	—
Trade name and trademarks	3.0	(0.4)	2.6	—
Total intangible assets	$1,299.5	$(568.9)	$730.6

July 1, 2023	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$630.9	$(385.5)	$245.4	4.2
Customer relationships	289.7	(116.8)	172.9	3.7
In-process research and development	40.9	—	40.9	n/a
Total intangible assets	$961.5	$(502.3)	$459.2
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Cost of sales	$21.5	$24.8	$39.5	$47.7
Research and development	0.4	—	0.7	—
Selling, general and administrative	15.7	11.3	26.4	20.6
Total amortization of intangibles	$37.6	$36.1	$66.6	$68.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Based on the carrying amount of our acquired developed technologies and customer relationships as of December 30, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2024	$83.8
2025	147.5
2026	131.5
2027	118.7
2028	80.5
Thereafter	113.7
Total future amortization	$675.7
Note 9. Debt
Convertible Notes
2029 Notes
On June 16, 2023, we issued $603.7 million in aggregate principal amount of 1.50% Convertible Senior Notes due in 2029 (“2029 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2029 Notes are governed by an indenture between the Company and U.S. Bank Trust Company National Association, (as successor in interest to U.S. Bank National Association), as a trustee (the “2029 Indenture”). The 2029 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
The 2029 Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2029 Notes will mature on December 15, 2029, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
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
The entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of December 30, 2023 and July 1, 2023, measured at amortized cost.
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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. The entire 2028 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of December 30, 2023 and July 1, 2023, measured at amortized cost.
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
The 2026 Notes bear interest at a rate of 0.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2026 Notes will mature on December 15, 2026, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
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
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was initially valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. The entire 2026 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of December 30, 2023 and July 1, 2023, measured at amortized cost.
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
The 2024 Notes bear interest at a rate of 0.25% per year. Interest on the 2024 Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The 2024 Notes will mature on March 15, 2024, unless earlier repurchased by us or converted pursuant to their terms.
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
Prior to the close of business on the business day immediately preceding December 15, 2023, each holder of the 2024 Notes was able to convert their 2024 Notes only under the following circumstances:
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
Concurrent with the issuance of the 2029 Notes in June 2023, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes, which we accounted for as an extinguishment of liability. $13.5 million of the $132.8 million repurchase price was allocated to the conversion feature of the repurchased 2024 Notes, representing the fair value of the conversion feature at the date of the repurchase, and was recognized as a reduction of the stockholders’ equity. Additionally, since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes. The remaining principal amount was $323.1 million as of December 30, 2023 and July 1, 2023, recorded as convertible notes, current in our consolidated balance sheets, as the 2024 Notes will mature on March 15, 2024.
Convertible Notes - Additional Disclosures
Our convertible notes consisted of the following components as of the periods presented (in millions):

December 30, 2023	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	2029 Notes (4)	Total
Principal	$323.1	$1,050.0	$861.0	$603.7	$2,837.8
Unamortized debt discount and debt issuance costs	(3.4)	(3.5)	(4.8)	(4.7)	(16.4)
Net carrying amount of the liability component	$319.7	$1,046.5	$856.2	$599.0	$2,821.4

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 1, 2023	2024 Notes (1)	2026 Notes (2)	2028 Notes (3)	2029 Notes (4)	Total
Principal	$323.1	$1,050.0	$861.0	$603.7	$2,837.8
Unamortized debt discount and debt issuance costs	(11.5)	(4.1)	(5.5)	(5.1)	(26.2)
Net carrying amount of the liability component	$311.6	$1,045.9	$855.5	$598.6	$2,811.6
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
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Contractual interest expense	$4.9	$2.7	$9.7	$5.4
Amortization of the debt discount and debt issuance costs	4.8	6.2	9.7	11.9
Total interest expense	$9.7	$8.9	$19.4	$17.3
The future interest and principal payments related to our convertible notes are as follows as of December 30, 2023 (in millions):

Fiscal Years	2024 Notes	2026 Notes	2028 Notes	2029 Notes	Total
2024	$323.7	$2.6	$2.2	$4.5	$333.0
2025	—	5.3	4.3	9.1	18.7
2026	—	5.3	4.3	9.1	18.7
2027	—	1,052.5	4.3	9.1	1,065.9
2028	—	—	865.3	9.1	874.4
Thereafter	—	—	—	617.1	617.1
Total payments	$323.7	$1,065.7	$880.4	$658.0	$2,927.8

The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.
Mitsubishi Bank Loans
In connection with the NeoPhotonics acquisition, we assumed several loan agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank Loans”) for an aggregate fair value of approximately $5.9 million, approximately $0.9 million of which was paid in the fiscal first quarter of 2023 and the remaining balance of approximately $5.0 million was fully paid in the fiscal second quarter of 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss), net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
Other comprehensive gain (loss), net	(0.2)	—	1.3	1.1
Ending balance as of September 30, 2023	$10.2	$(0.4)	$(4.6)	$5.2
Other comprehensive gain, net	0.2	—	3.8	4.0
Ending balance as of December 30, 2023	$10.4	$(0.4)	$(0.8)	$9.2

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of July 2, 2022	$9.7	$1.0	$(10.3)	$0.4
Other comprehensive loss, net	—	—	(0.6)	(0.6)
Ending balance as of October 1, 2022	$9.7	$1.0	$(10.9)	$(0.2)
Other comprehensive gain, net	—	—	3.6	3.6
Ending balance as of December 31, 2022	$9.7	$1.0	$(7.3)	$3.4
(1) In fiscal 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition is the local currency. During the three months ended December 30, 2023, we recorded foreign currency translation adjustments of $0.2 million.
(2) We re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary.
(3) For the three and six months ended December 30, 2023, our unrealized loss on available-for-sale securities is presented net of tax of $1.0 million and $1.4 million, respectively. For the three and six months ended December 31, 2022, our unrealized loss on available-for-sale securities is presented net of tax of $1.0 million and $0.8 million, respectively.
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Balance as of beginning of period	$9.3	$3.1	$5.0	$—
Charges	5.8	13.9	16.8	23.2
Payments	(4.9)	(2.9)	(11.6)	(9.1)
Balance as of end of period	$10.2	$14.1	$10.2	$14.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three and six months ended December 30, 2023, we recorded restructuring and related charges of $5.8 million and $16.8 million, respectively, primarily due to company-wide cost reduction initiatives, as well as our integration efforts as a result of the NeoPhotonics acquisition in August 2022.
During the three months ended December 31, 2022, we recorded restructuring and related charges of $13.9 million, primarily due to our integration efforts as a result of the NeoPhotonics acquisition, as well as company-wide cost reduction initiatives. During the six months ended December 31, 2022, we recorded restructuring and related charges of $23.2 million, primarily due to our integration efforts as a result of the NeoPhotonics acquisition, company-wide cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provide for payments and benefits upon an involuntary termination of employment under certain circumstances.
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
We recorded a tax benefit of $2.4 million and $3.8 million for the three and six months ended December 30, 2023, respectively. Our tax benefit for the three months ended December 30, 2023 includes a discrete tax expense of $3.4 million , primarily related to a shortfall in connection with stock-based compensation vested during the quarter, interest on uncertain tax positions and currency re-measurements. Our tax benefit for the six months ended December 30, 2023 includes a discrete tax expense of $1.6 million, primarily related to a shortfall in connection with stock-based compensation vested during the quarter, foreign return to provision differences and interest on unrecognized tax positions, partially offset by the tax benefit from changes in prior year uncertain tax positions.

We recorded a tax provision of $4.6 million and $23.8 million for the three and six months ended December 31, 2022, respectively. Our tax provision for the three months ended December 31, 2022 includes a discrete tax expense of $4.0 million primarily related to the U.S. return to provision differences for transaction costs, currency re-measurements. Our tax provision for the six months ended December 31, 2022 includes a discrete tax expense of $17.1 million, primarily related to the international restructuring, currency re-measurements and U.S. return to provision differences for transaction costs, partially offset by the tax benefit from tax rate changes.
Our estimated effective tax rate for fiscal 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation and foreign inclusions in the U.S., partially offset by the income tax benefit from various income tax credits.
As of December 30, 2023, we had $70.1 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax examinations that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $2.1 million over the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13. Equity
Description of Lumentum Stock-Based Compensation Plans
Equity Incentive Plan
On November 28, 2023, our board of directors authorized 1.5 million shares of common stock reserved for issuance in connection with the adoption of the Cloud Light Share Option Scheme as a result of the Cloud Light acquisition.
On November 17, 2023, our stockholders approved amendments to the Amended and Restated Equity Incentive Plan (the “2015 Plan”) to increase the number of shares of common stock reserved for issuance by an additional 3.0 million shares.
As of December 30, 2023, we had 5.5 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest within four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally have vesting period of three years. As of December 30, 2023, 3.8 million shares of common stock under the 2015 Plan were available for grant.
Stock Options
In connection with the acquisition of Cloud Light, each of Cloud Light’s outstanding options was exchanged for a combination of cash and options to acquire Lumentum common stock having equivalent value (the “replacement options”) using an exchange ratio of 0.04375 according to the terms in the Merger Agreement. At the acquisition Closing date, the replacement options consisted of 1.1 million options with a weighted average grant date fair value of $34.63. These replacement options have a total fair value of $38.9 million as of the Closing date, of which $23.5 million attributed to pre-acquisition service was recorded as part of purchase price consideration and the remaining $15.4 million will be recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the acquisition Closing date. Refer to “Note 4. Business Combinations.”
We estimate the fair value of the replacement options on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the replacement options are as follows:

At the Acquisition Date
Expected terms (years)	3.0
Expected volatility	45.0%
Risk-free interest rate	5.0%
Dividend yield	—%
Restricted Stock Units
Restricted stock units (“RSUs”) under the 2015 Plan are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and are expected to vest within four years. For annual grants to existing employees, RSUs generally vest ratably on an annual basis, or combination of annual and quarterly basis, over three years.
During the six months ended December 30, 2023, our board of directors approved grants of 1.9 million RSUs, which primarily vest over three years.
In connection with the NeoPhotonics acquisition, we issued equity awards to certain NeoPhotonics employees, consisting of restricted stock units (the “replacement awards”) in exchange for their NeoPhotonics equity awards. The terms of these replacement awards are substantially similar to the original NeoPhotonics equity awards. The replacement awards consisted of 0.4 million restricted stock units with a grant date fair value of $93.4 per share, which represents our closing stock price on August 3, 2022, the acquisition closing date. The total fair value of these replacement awards is $40.2 million, $3.5 million of which is attributable to employee services rendered through the acquisition Closing date and was recognized as a component of the purchase consideration. The remaining $36.7 million of the replacement awards is recorded as stock-based compensation over the remaining vesting period. Refer to “Note 4. Business Combinations.”

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
During the six months ended December 30, 2023, our board of directors approved a grant of 0.3 million PSUs with an aggregate grant date fair value of $16.0 million to executive and non-executive employees as part of our revised Annual Incentive Plan. These PSUs are subject to performance targets and service conditions, with a vesting period of one year. The board of directors also approved a grant of 0.4 million PSUs with an aggregate grant date fair value of $19.3 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurements, as well as service conditions, over three years.
Employee Stock Purchase Plan
Our 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 0.9 million shares remained available for issuance as of December 30, 2023.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Cost of sales	$9.0	$6.7	$15.0	$12.2
Research and development	10.0	10.6	20.3	20.2
Selling, general and administrative	15.6	19.3	31.4	50.8
Total stock-based compensation	$34.6	$36.6	$66.7	$83.2
Stock-based compensation for the six months ended December 31, 2022 includes $11.9 million of expenses related to the acceleration of certain equity awards in connection with the NeoPhotonics acquisition.
During the three months ended December 30, 2023, we recorded $0.2 million of net reversal of stock-based compensation related to PSUs due to decline in the anticipated achievement of performance conditions. During the six months ended December 30, 2023, we recorded $4.5 million of stock-based compensation related to PSUs. During the three and six months ended December 31, 2022, we recorded $6.2 million and $15.0 million of stock-based compensation related to PSUs, respectively. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Income tax benefit associated with stock-based compensation	$0.6	$6.4	$2.5	$11.5
Approximately $16.8 million and $14.2 million of stock-based compensation was capitalized to inventory as of December 30, 2023 and July 1, 2023, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of December 30, 2023, $187.3 million of stock-based compensation cost related to RSU awards remains to be amortized, which is expected to be recognized over an estimated amortization period of 2.1 years.
Stock Award Activity
The following table summarizes our award activities for the six months ended December 30, 2023 (in millions):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 1, 2023	—	$—	2.6	$85.0	0.6	$89.1
Replacement options in connection with Cloud Light acquisition	1.1	34.6	—	—	—	—
Granted	—	—	1.9	52.6	0.7	53.2
Vested/Exercised (1)	—	8.0	(1.0)	87.4	(0.1)	89.5
Canceled	—	—	(0.2)	78.5	(0.1)	88.9
Balance as of December 30, 2023	1.1	$34.6	3.3	$66.2	1.1	$65.9
(1) Vested/exercised number of shares related to stock options is less than 0.1 million.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 1, 2023	2.7
Authorized in connection with Cloud Light acquisition	1.5
Replacement options in connection with Cloud Light acquisition	(1.1)
Authorized	3.0
Granted	(2.6)
Canceled	0.3
Balance as of December 30, 2023	3.8
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and six months ended December 30, 2023 was $1.0 million and $2.2 million, respectively. The 2015 Purchase Plan expense for the three and six months ended December 31, 2022 was $0.8 million and $2.0 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period.
During the six months ended December 30, 2023, there were 0.2 million shares issued to employees through the 2015 Purchase Plan. During the six months ended December 31, 2022, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.
Repurchase and Retirement of Common Stock
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the six months ended December 30, 2023, we did not repurchase any shares of our common stock. During the six months ended December 31, 2022, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet and immediately retired all repurchased shares. As of December 30, 2023, we have $569.6 million remaining under the share buyback program.

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
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $423.8 million as of December 30, 2023 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
Product Warranties
We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We typically offer a twelve-month warranty for most of our products. However, in some instances depending upon the product, product components or application of our products by the end customer, our warranties can vary and generally range from six months to five years. We estimate the costs of our warranty obligations on an annualized basis based on our historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time-to-time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Balance as of beginning of period	$5.5	$10.1	$6.8	$10.0
Warranty assumed from Cloud Light	5.2	—	5.2	—
Provision for warranty	0.8	2.8	1.0	5.0
Utilization of reserve, net	(1.4)	(4.5)	(2.9)	(6.6)
Balance as of end of period	$10.1	$8.4	$10.1	$8.4
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. During the year ended July 1, 2023, we recorded $7.8 million with respect to the pending settlement of certain non-ordinary course litigation matters under accrued expenses in our consolidated balance sheet, which has not been settled as of December 30, 2023.
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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. As of December 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible.

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
Cloud & Networking
Our Cloud & Networking products include a wide range of components, modules, and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including SANs, LANs and WANs, as well as AI/ML. These products enable the transmission and transport of video, audio, and data over high-capacity fiber-optic cables. We maintain leading positions in these fast-growing cloud & networking markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed ethernet transceivers for use primarily inside data centers.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Industrial Tech
Our Industrial Tech products include diode laser products such as VCSELs and edge emitting lasers. In the consumer end-market, our laser light sources are integrated into 3D sensing cameras which are used in applications in mobile devices, gaming, payment kiosks, computers, other consumer electronics devices, and automobiles. Applications include biometric identification, computational photography, virtual and augmented reality, and natural user interfaces. Emerging applications for our lasers include automotive safety systems, LiDAR for advanced driver assistance systems in automobiles and autonomous vehicles, self-navigating robotics and drones in industrial applications, and 3D capture of objects coupled with 3D imaging or printing. In the industrial end market, our diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net revenue:
Cloud & Networking	$286.7	$382.9	$516.4	$743.0
Industrial Tech	80.1	123.1	168.0	269.8
Net revenue	$366.8	$506.0	$684.4	$1,012.8
Segment profit:
Cloud & Networking	$29.1	$99.9	$53.0	$201.6
Industrial Tech	12.7	49.7	28.0	118.5
Total segment profit	41.8	149.6	81.0	320.1
Unallocated corporate items:
Selling, general and administrative (1)	(28.8)	(32.9)	(57.4)	(66.0)
Stock-based compensation	(34.6)	(36.6)	(66.7)	(71.3)
Stock-based compensation - acquisition related	—	—	—	(11.9)
Amortization of acquired intangibles	(37.6)	(36.1)	(66.6)	(68.3)
Amortization of acquired inventory fair value adjustments	(3.4)	(9.6)	(3.4)	(14.2)
Acquisition related costs	(9.0)	—	(13.0)	(16.2)
Integration related costs	(11.6)	(8.0)	(22.9)	(8.6)
Restructuring and related charges	(5.8)	(13.9)	(16.8)	(23.2)
Abnormal excess capacity	(1.8)	—	(1.8)	—
Litigation matters	—	(7.8)	—	(7.8)
Other charges, net (2)	(14.4)	(26.6)	(18.4)	(41.0)
Interest expense	(9.7)	(8.9)	(19.4)	(17.4)
Other income, net (3)	13.4	3.7	34.6	17.5
Consolidated loss before income taxes	$(101.5)	$(27.1)	$(170.8)	$(8.3)
(1) We do not allocate selling, general and administrative expenses that are not directly attributable to our operating segments.
(2) Other charges, net for the three months ended December 30, 2023 primarily relate to $9.5 million of net excess and obsolete inventory, $4.6 million of non-recurring legal and tax related fees, and $1.0 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand. The excess and obsolete inventory charges relate to charges that are not attributable to our operating segments due to their unusual nature, primarily those charges driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers.
Other charges, net for the six months ended December 30, 2023 primarily relate to $9.2 million of net excess and obsolete inventory, $5.4 million of non-recurring legal and tax related fees, and $3.9 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand. The excess and obsolete inventory charges relate to charges that are not attributable to our operating segments due to their unusual nature, primarily those charges driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers.
Other charges, net for the three months ended December 31, 2022 primarily relate to $11.7 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, $4.5 million of non-recurring charges on legal matters, and $5.4 million of excess and obsolete inventory charges primarily driven by U.S. trade restrictions.
Other charges, net for the six months ended December 31, 2022 primarily relate to $19.0 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, $4.5 million of non-recurring charges on legal matters, and $5.5 million of excess and obsolete inventory charges primarily driven by U.S. trade restrictions.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(3) Other income, net for the three months ended December 30, 2023 includes interest and investment income of $17.1 million, offset by foreign exchange and other loss, net of $3.7 million. Other income, net for the six months ended December 30, 2023 includes interest and investment income of $38.8 million, offset by foreign exchange and other loss, net of $4.2 million.
Other income, net for the three months ended December 31, 2022 primarily relates to $7.7 million of interest and investment income, offset by $4.1 million of net foreign exchange losses. Other income, net for the six months ended December 31, 2022 primarily relates to $12.5 million of interest and investment income and $4.9 million of net foreign exchange gains.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 30, 2023		December 31, 2022		December 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$103.0	28.1%	$65.5	12.9%	$144.1	21.0%	$127.7	12.6%
Mexico	31.4	8.6	59.5	11.8	55.1	8.1	117.0	11.6
Other Americas	0.8	0.2	3.8	0.8	2.0	0.3	6.1	0.6
Total Americas	$135.2	36.9%	$128.8	25.5%	$201.2	29.4%	$250.8	24.8%

Asia-Pacific:
Hong Kong	$65.7	17.9%	$65.9	13.0%	$130.6	19.1%	$143.5	14.2%
South Korea	20.8	5.7	52.0	10.3	45.8	6.7	119.7	11.8
Japan	25.9	7.1	50.8	10.0	51.3	7.5	95.6	9.4
Thailand	39.3	10.7	77.9	15.4	103.5	15.1	135.4	13.4
Other Asia-Pacific	49.5	13.4	84.7	16.7	89.0	13.0	173.6	17.1
Total Asia-Pacific	$201.2	54.8%	$331.3	65.4%	$420.2	61.4%	$667.8	65.9%

EMEA	$30.4	8.3%	$45.9	9.1%	$63.0	9.2%	$94.2	9.3%

Total net revenue	$366.8	100.0%	$506.0	100.0%	$684.4	100.0%	$1,012.8	100.0%
During the three months ended December 30, 2023, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with three customers, who individually accounted for 19%, 13% and 11% of our total net revenue, respectively. During the six months ended December 30, 2023, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with three customers, who individually accounted for 14%, 12% and 12% of our total net revenue, respectively.
During the three months ended December 31, 2022, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with two customers, who individually accounted for 19% and 12% of our total net revenue, respectively. During the six months ended December 31, 2022, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with two customers, who individually accounted for 18% and 15% of our total net revenue, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of December 30, 2023, our accounts receivable from a single customer that represented 10% or greater of the total accounts receivable was concentrated with one customer, who accounted for 20% of the total accounts receivable. As of July 1, 2023, our accounts receivable from a single customer that represented 10% or greater of the total accounts receivable was concentrated with three customers, who individually accounted for 14%, 12% and 12% of the total accounts receivable, respectively.
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	December 30, 2023	July 1, 2023
Property, plant and equipment, net
United States	$136.1	$134.7
Thailand	134.3	132.0
Japan	84.3	93.0
United Kingdom	76.6	38.2
China	94.0	42.1
Other countries	57.0	49.5
Total property, plant and equipment, net	$582.3	$489.5
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand and Malaysia. During the three and six months ended December 30, 2023, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with two contract manufacturers, who collectively accounted for 33% and 43% of the total net inventory purchases, respectively. During the three and six months ended December 31, 2022, our net inventory purchases from a single contract manufacturer, which represented 10% or greater of our total net inventory purchases, were concentrated with one and two contract manufacturers, who collectively accounted for 43% and 52% of total net inventory purchases, respectively.
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by segment and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue attributable to each of our two reportable segments (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 30, 2023		December 31, 2022		December 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Cloud & Networking	$286.7	78.2%	$382.9	75.7%	$516.4	75.5%	$743.0	73.4%
Industrial Tech	80.1	21.8%	123.1	24.3%	168.0	24.5%	269.8	26.6%
Net revenue	$366.8	100.0%	$506.0	100.0%	$684.4	100.0%	$1,012.8	100.0%
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	December 30, 2023	July 1, 2023	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$248.3	$246.1	$2.2	0.9%
Deferred revenue and customer deposits	Other current liabilities	$0.9	$2.1	$(1.2)	(57.1)%

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, macroeconomic conditions, including supply chain conditions, the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and research and development efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results and the successful integration of business of NeoPhotonics and our recently completed acquisition of Cloud Light (including personnel), and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Cloud & Networking
Our Cloud & Networking products include a wide range of components, modules, and subsystems to support customers including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) applications. Additionally, our products address enterprise, cloud, and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”), as well as artificial intelligence and machine learning (“AI/ML”). These products enable the transmission and transport of video, audio, and data over high-capacity fiber-optic cables. We maintain leading positions in these fast-growing cloud & networking markets through our extensive product portfolio, including reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed ethernet transceivers for use primarily inside data centers.
Industrial Tech
Our Industrial Tech products include diode laser products such as VCSELs and edge emitting lasers. In the consumer end-market, our laser light sources are integrated into 3D sensing cameras which are used in applications in mobile devices, gaming, payment kiosks, computers, other consumer electronics devices, and automobiles. Applications include biometric identification, computational photography, virtual and augmented reality, and natural user interfaces. Emerging applications for our lasers include automotive safety systems, LiDAR for advanced driver assistance systems in automobiles and autonomous vehicles, self-navigating robotics and drones in industrial applications, and 3D capture of objects coupled with 3D imaging or printing. In the industrial end market, our diode lasers are used primarily as pump sources for pulsed and kilowatt class fiber lasers.
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
Acquisition of Cloud Light
On October 29, 2023, Lumentum and Cloud Light Technology Limited (“Cloud Light”) entered into a definitive merger agreement (the “Merger Agreement”). On November 7, 2023 (the “Closing date”), we completed the acquisition of Cloud Light. Cloud Light designs, markets, and manufactures advanced optical modules for data center interconnect applications. The acquisition enables us to be well-positioned to serve the growing needs of cloud & networking customers, particularly those focused on optimizing their data center infrastructure for the demands of AI/ML. On the Closing date, we paid $705.0 million of total cash consideration to Cloud Light. Additionally, each of Cloud Light’s outstanding options was exchanged for a combination of cash and options to acquire Lumentum common stock having equivalent value (the “replacement options”). These replacement options have a total fair value of $38.9 million as of the Closing date, of which $23.5 million attributed to pre-acquisition service is recorded as part of purchase price consideration and the remaining $15.4 million is recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the acquisition Closing date. We also incurred $6.8 million of merger-related costs during the fiscal second quarter of 2024, representing professional and other direct acquisition costs, which was recorded as general and administrative expense in the consolidated statement of operations. Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements.
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
In addition, in response to component shortages, certain of our customers accumulated inventory that they are now managing down as supply conditions improve. Accordingly, customer orders have declined in recent periods and certain customers have not taken the shipments we had originally projected due to their inventory management. As customers manage their inventory down, our revenue has declined and our margins are adversely impacted as we are not able to fully recover costs, such as underutilized manufacturing capacity, associated with the forecasted demand and we may incur excess and obsolescence charges from unsold inventory. We expect this trend to continue to impact our business during the calendar year 2024.

For more information on risks associated with supply chain constraints and customer inventory management, see the section titled “Risk Factors” in Item 1A of Part II of this report.
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
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 1, 2023 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three and six months ended December 30, 2023.

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
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Segment net revenue:
Cloud & Networking	78.2%	75.7%	75.5%	73.4%
Industrial Tech	21.8	24.3	24.5	26.6
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	76.7	62.3	73.6	59.0
Amortization of acquired developed intangibles	5.9	4.9	5.8	4.7
Gross profit	17.4	32.8	20.6	36.3
Operating expenses:
Research and development	21.3	15.0	22.2	14.7
Selling, general and administrative	23.2	19.4	23.1	20.2
Restructuring and related charges	1.6	2.7	2.5	2.3
Total operating expenses	46.1	37.2	47.8	37.1
Loss from operations	(28.7)	(4.3)	(27.2)	(0.8)
Interest expense	(2.7)	(1.8)	(2.8)	(1.7)
Other income, net	3.7	0.7	5.0	1.7
Loss before income taxes	(27.7)	(5.4)	(25.0)	(0.8)
Income tax provision (benefit)	(0.7)	0.9	(0.6)	2.3
Net loss	(27.0)%	(6.3)%	(24.4)%	(3.2)%

Financial data for the three and six months ended December 30, 2023
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 30, 2023	December 31, 2022	Change	Percentage Change	December 30, 2023	December 31, 2022	Change	Percentage Change
Segment net revenue:
Cloud & Networking	$286.7	$382.9	$(96.2)	(25.1)%	$516.4	$743.0	$(226.6)	(30.5)%
Industrial Tech	80.1	123.1	(43.0)	(34.9)%	168.0	269.8	(101.8)	(37.7)%
Net revenue	$366.8	$506.0	$(139.2)	(27.5)%	$684.4	$1,012.8	$(328.4)	(32.4)%

Gross profit	$64.0	$166.2	$(102.2)	(61.5)%	$140.7	$367.4	$(226.7)	(61.7)%
Gross margin	17.4%	32.8%			20.6%	36.3%

Research and development	$78.3	$75.8	$2.5	3.3%	$151.8	$148.5	$3.3	2.2%
Percentage of net revenue	21.3%	15.0%			22.2%	14.7%

Selling, general and administrative	$85.1	$98.4	$(13.3)	(13.5)%	$158.1	$204.1	$(46.0)	(22.5)%
Percentage of net revenue	23.2%	19.4%			23.1%	20.2%

Restructuring and related charges	$5.8	$13.9	$(8.1)	(58.3)%	$16.8	$23.2	$(6.4)	(27.6)%
Percentage of net revenue	1.6%	2.7%			2.4%	2.3%
Net Revenue
Net revenue decreased by $139.2 million, or 27.5%, during the three months ended December 30, 2023 compared to the three months ended December 31, 2022, driven by a $96.2 million decrease in Cloud & Networking revenue and a $43.0 million decrease in Industrial Tech revenue. The decrease in Cloud & Networking net revenue is primarily due to reduction in demand associated with a build-up of inventory and resulting inventory management actions by our customers, offset by $59.5 million of revenue generated by Cloud Light. The decrease in Industrial Tech net revenue is primarily due to higher market competition, which reflects share normalization in the market, as well as reduction in demand associated with a build-up of inventory and resulting inventory management actions by our customers.
Net revenue decreased by $328.4 million, or 32.4%, during the six months ended December 30, 2023 compared to the six months ended December 31, 2022, driven by a $226.6 million decrease in Cloud & Networking revenue and a $101.8 million decrease in Industrial Tech revenue. The decrease in Cloud & Networking net revenue is primarily due to reduction in demand associated with a build-up of inventory and resulting inventory management actions by our customers, offset by $59.5 million of revenue generated by Cloud Light. The decrease in Industrial Tech net revenue is primarily due to higher market competition, which reflects share normalization in the market, as well as reduction in demand associated with a build-up of inventory and resulting inventory management actions by our customers.
During the three months ended December 30, 2023, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with three customers, who individually accounted for 19%, 13% and 11% of our total net revenue, respectively. During the six months ended December 30, 2023, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with three customers, who individually accounted for 14%, 12% and 12% of our total net revenue, respectively.

During the three months ended December 31, 2022, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with two customers, who individually accounted for 19% and 12% of our total net revenue, respectively. During the six months ended December 31, 2022, our net revenue from a single customer that represented 10% or greater of the total net revenue was concentrated with two customers, who individually accounted for 18% and 15% of our total net revenue, respectively.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 30, 2023		December 31, 2022		December 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Americas:
United States	$103.0	28.1%	$65.5	12.9%	$144.1	21.0%	$127.7	12.6%
Mexico	31.4	8.6	59.5	11.8	55.1	8.1	117.0	11.6
Other Americas	0.8	0.2	3.8	0.8	2.0	0.3	6.1	0.6
Total Americas	$135.2	36.9%	$128.8	25.5%	$201.2	29.4%	$250.8	24.8%

Asia-Pacific:
Hong Kong	$65.7	17.9%	$65.9	13.0%	$130.6	19.1%	$143.5	14.2%
South Korea	20.8	5.7	52.0	10.3	45.8	6.7	119.7	11.8
Japan	25.9	7.1	50.8	10.0	51.3	7.5	95.6	9.4
Thailand	39.3	10.7	77.9	15.4	103.5	15.1	135.4	13.4
Other Asia-Pacific	49.5	13.4	84.7	16.7	89.0	13.0	173.6	17.1
Total Asia-Pacific	$201.2	54.8%	$331.3	65.4%	$420.2	61.4%	$667.8	65.9%

EMEA	$30.4	8.3%	$45.9	9.1%	$63.0	9.2%	$94.2	9.3%

Total net revenue	$366.8	100.0%	$506.0	100.0%	$684.4	100.0%	$1,012.8	100.0%
For the three and six months ended December 30, 2023, net revenue from customers outside the United States, based on customer shipping location, represented 71.9% and 79.0% of net revenue, respectively.
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

Gross Margin
Gross margin for the three months ended December 30, 2023 decreased to 17.4% from 32.8% for the three months ended December 31, 2022. The decrease in gross margin was primarily driven by lower revenue as discussed above, a less profitable mix of products, and $7.9 million of incremental excess and obsolete inventory charges primarily driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of customers. Additionally, gross margin was negatively impacted by factory underutilization as a result of a drop in demand as customers continue to work to reduce their elevated inventory levels. This decrease in gross margin was partially offset by lower amortization of acquired inventory resulting from our acquisitions of NeoPhotonics in August 2022 and Cloud Light in November 2023.
Gross margin for the six months ended December 30, 2023 decreased to 20.6% from 36.3% for the six months ended December 31, 2022. The decrease was primarily driven by lower revenue as discussed above, a less profitable mix of products, and $19.2 million of incremental inventory excess and obsolescence charges primarily driven by U.S trade restrictions whereby we are no longer able to sell certain products to one of customers, customer demand change and transitions to the next generation of products. Additionally, gross margin was negatively impacted by factory underutilization as a result of a drop in demand as customers work to reduce their elevated inventory levels. This was partially offset by lower amortization of acquired inventory resulting from our acquisitions of NeoPhotonics in August 2022 and Cloud Light in November 2023.
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

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net revenue:
Cloud & Networking	$286.7	$382.9	$516.4	$743.0
Industrial Tech	80.1	123.1	168.0	269.8
Net revenue	$366.8	$506.0	$684.4	$1,012.8
Segment profit:
Cloud & Networking	$29.1	$99.9	$53.0	$201.6
Industrial Tech	12.7	49.7	28.0	118.5
Total segment profit	41.8	149.6	81.0	320.1
Unallocated corporate items:
Selling, general and administrative (1)	(28.8)	(32.9)	(57.4)	(66.0)
Stock-based compensation	(34.6)	(36.6)	(66.7)	(71.3)
Stock-based compensation - acquisition related	—	—	—	(11.9)
Amortization of acquired intangibles	(37.6)	(36.1)	(66.6)	(68.3)
Amortization of acquired inventory fair value adjustments	(3.4)	(9.6)	(3.4)	(14.2)
Acquisition related costs	(9.0)	—	(13.0)	(16.2)
Integration related costs	(11.6)	(8.0)	(22.9)	(8.6)
Restructuring and related charges	(5.8)	(13.9)	(16.8)	(23.2)
Abnormal excess capacity	(1.8)	—	(1.8)	—
Litigation matters	—	(7.8)	—	(7.8)
Other charges, net (2)	(14.4)	(26.6)	(18.4)	(41.0)
Interest expense	(9.7)	(8.9)	(19.4)	(17.4)
Other income, net (3)	13.4	3.7	34.6	17.5
Consolidated loss before income taxes	$(101.5)	$(27.1)	$(170.8)	$(8.3)
(1) We do not allocate selling, general and administrative expenses that are not directly attributable to our operating segments.
(2) Other charges, net for the three months ended December 30, 2023 primarily relate to $9.5 million of net excess and obsolete inventory, $4.6 million of non-recurring legal and tax related fees, and $1.0 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand. The excess and obsolete inventory charges relate to charges that are not attributable to our operating segments due to their unusual nature, primarily those charges driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers.
Other charges, net for the six months ended December 30, 2023 primarily relate to $9.2 million of net excess and obsolete inventory, $5.4 million of non-recurring legal and tax related fees, and $3.9 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand. The excess and obsolete inventory charges relate to charges that are not attributable to our operating segments due to their unusual nature, primarily those charges driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers.
Other charges, net for the three months ended December 31, 2022 primarily relate to $11.7 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, $4.5 million of non-recurring charges on legal matters, and $5.4 million of excess and obsolete inventory charges primarily driven by U.S. trade restrictions.
Other charges, net for the six months ended December 31, 2022 primarily relate to $19.0 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, $4.5 million of non-recurring charges on legal matters, and $5.5 million of excess and obsolete inventory charges primarily driven by U.S. trade restrictions.

(3) Other income, net for the three months ended December 30, 2023 includes interest and investment income of $17.1 million, offset by foreign exchange and other loss, net of $3.7 million. Other income, net for the six months ended December 30, 2023 includes interest and investment income of $38.8 million, offset by foreign exchange and other loss, net of $4.2 million.
Other income, net for the three months ended December 31, 2022 primarily relates to $7.7 million of interest and investment income, offset by $4.1 million of net foreign exchange losses. Other income, net for the six months ended December 31, 2022 primarily relates to $12.5 million of interest and investment income and $4.9 million of net foreign exchange gains.
Total segment profit decreased by $107.8 million, or 72.1%, during the three months ended December 30, 2023. Cloud & Networking segment profit decreased by $70.8 million, or 70.9%, primarily due to lower revenue and the negative impact from factory under-utilization as a result of a drop in demand as customers actively work to reduce their elevated inventory levels, as well as higher excess and obsolete charges primarily driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers. This is partially offset by segment profit generated by our acquisition of Cloud Light. Industrial Tech segment profit decreased by $37.0 million, or 74.4%, primarily due to a less profitable mix of products, including lower sales of higher margin imaging and sensing products.
Total segment profit decreased by $239.1 million, or 74.7%, during the six months ended December 30, 2023. Cloud & Networking segment profit decreased by $148.6 million, or 73.7%, primarily due to lower revenue and the negative impact from factory under-utilization as a result of a drop in demand as customers actively work to reduce their elevated inventory levels as well as higher excess and obsolete charges driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers and customer demand changes as a result of product transitions. This is partially offset by segment profit generated by our recent acquisition of Cloud Light. Industrial Tech segment profit decreased by $90.5 million, or 76.4%, primarily due to less profitable mix of products, including lower sales of higher margin imaging and sensing products due to share normalization.
Research and Development (“R&D”)
R&D expense increased $2.5 million, or 3.3% for the three months ended December 30, 2023 compared to the three months ended December 31, 2022. The increase in R&D expense for the three months ended December 30, 2023 was primarily driven by an increase in project spend, offset by a slight decrease in payroll and other compensation related expenses. Although we received benefits from restructuring actions taken in fiscal 2023 and in the first quarter of fiscal 2024, this savings was substantially offset by the additional headcount costs from our recent acquisition of Cloud Light.
R&D expense increased by $3.3 million, or 2.2% for the six months ended December 30, 2023 compared to the six months ended December 31, 2022. The increase in R&D expense for the six months ended December 30, 2023 was primarily driven by an increase in project spend and lower funding from customers, offset by a slight decrease in payroll and other compensation related expenses. Although we received benefits from restructuring actions taken in fiscal 2023 and in the first quarter of fiscal 2024, this saving was offset by the additional headcount costs from our recent acquisition of Cloud Light.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. Despite signs of a challenging macroeconomic environment, we plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $13.3 million, or 13.5%, during the three months ended December 30, 2023 compared to the three months ended December 31, 2022, primarily driven by lower payroll related expenses due to headcount reductions as a result of restructuring actions taken in fiscal 2023 and in the first quarter of fiscal 2024, partially offset by compensation expenses related to additional headcount from our recent acquisition of Cloud Light. In addition, we reduced our outside consultant costs as a result of business and system integrations efforts. During the three months ended December 31, 2022, we incurred a $7.8 million expense with respect to the settlement of certain non-ordinary course litigation matters.
SG&A expense decreased by $46.0 million, or 22.5%, during the six months ended December 30, 2023 compared to the six months ended December 31, 2022. The decrease in SG&A expense for the six months ended December 30, 2023 was primarily driven by lower stock-based compensation of $19.5 million, lower acquisition related costs of $3.6 million as a result of the timing of our recent acquisitions, and lower legal costs of $7.8 million as a result of non-recurring litigation matters discussed above. In connection with the merger with NeoPhotonics that occurred in August 2022, certain equity awards for NeoPhotonics employees were accelerated, resulting in $11.9 million of stock-based compensation recognized during the six months ended December 31, 2022. In addition, we reduced our outside consultant costs as a result of business and system integrations efforts. These amounts were partially offset by the additional headcount costs and other expenses from our recent acquisition of Cloud Light.

From time-to-time, we incur expenses that are not part of our ordinary operations, such as mergers and acquisition-related and litigation expenses, which generally increase our SG&A expenses and potentially impact our profitability expectations in any particular period.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products, and align our business in response to market conditions. We also took certain actions in connection with the integration of NeoPhotonics business.
During the three and six months ended December 30, 2023, we recorded restructuring and related charges of $5.8 million and $16.8 million, respectively, primarily due to company-wide cost reduction initiatives, as well as our integration efforts as a result of the NeoPhotonics acquisition in August 2022.
During the three months ended December 31, 2022, we recorded restructuring and related charges of $13.9 million, primarily due to our integration efforts as a result of the NeoPhotonics acquisition, as well as company-wide cost reduction initiatives. During the six months ended December 31, 2022, we recorded restructuring and related charges of $23.2 million, primarily due to our integration efforts in connection with the NeoPhotonics acquisition, company-wide cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provide for payments and benefits upon an involuntary termination of employment under certain circumstances.
Interest Expense
For the three months ended December 30, 2023 and December 31, 2022, we recorded interest expense of $9.7 million and $8.9 million, respectively. For the six months ended December 30, 2023 and December 31, 2022, we recorded interest expense of $19.4 million and $17.4 million, respectively. Interest expense relates to the amortization of the debt discount and issuance costs of our convertible notes. The increase in interest expense for the three and six months ended December 30, 2023 is due to our 2029 Notes (as defined below) issued in June 2023.
Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Foreign exchange and other gains (losses), net	$(3.7)	$(4.1)	$(4.2)	$4.9
Interest and investment income, net	17.1	7.7	38.8	12.5
Total other income, net	$13.4	$3.6	$34.6	$17.4
Other income, net for the three months ended December 30, 2023 increased by $9.8 million from the three months ended December 31, 2022 primarily due to $9.4 million increase in interest and investment income driven by an increase in interest rates on our fixed income securities.
Other income, net for the six months ended December 30, 2023 increased by $17.2 million from the six months ended December 31, 2022 due to $26.3 million of increase in interest and investment income driven by an increase in interest rates on our fixed income securities, offset by a decrease in income from foreign exchange of $9.1 million as a result of the weakening of other foreign currencies relative to the U.S. dollar during the six months ended December 31, 2022.

Provision (Benefit) for Income Taxes
The following table summarizes provision (benefit) for income taxes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Income tax provision (benefit)	$(2.4)	$4.6	$(3.8)	$23.8
We recorded a tax benefit of $2.4 million and $3.8 million for the three and six months ended December 30, 2023, respectively. Our tax benefit for the three months ended December 30, 2023 includes a discrete tax expense of $3.4 million primarily related to a shortfall in connection with stock-based compensation vested during the quarter, interest on uncertain tax positions and currency re-measurements. Our tax benefit for the six months ended December 30, 2023 includes a discrete tax expense of $1.6 million, primarily related to a shortfall in connection with stock-based compensation vested during the quarter, foreign return to provision differences and interest on unrecognized tax positions, partially offset by the tax benefit from changes in prior year uncertain tax positions.
We recorded a tax provision of $4.6 million and $23.8 million for the three and six months ended December 31, 2022, respectively. Our tax provision for the three months ended December 31, 2022 includes a discrete tax expense of $4.0 million primarily related to the U.S. return to provision differences for transaction costs, currency re-measurements. Our tax provision for the six months ended December 31, 2022 includes a discrete tax expense of $17.1 million, primarily related to the international restructuring, currency re-measurements and U.S. return to provision differences for transaction costs, partially offset by the tax benefit from tax rate changes.
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
Financial Condition
Liquidity and Capital Resources
As of December 30, 2023 and July 1, 2023, our cash and cash equivalents were $469.3 million and $859.0 million, respectively. As of December 30, 2023 and July 1, 2023, our short-term investments of $754.7 million and $1,154.6 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy provide for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of December 30, 2023 and July 1, 2023 was $260.8 million and $298.4 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Switzerland, the Cayman Islands, Thailand and Brazil. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.

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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of December 30, 2023 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months, including the repayment of our 2024 Notes when they become due.
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

Contractual Obligations
The following table summarizes our contractual obligations as of December 30, 2023, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments Due
	Total	Less Than 1 Year	More Than 1 Year
Contractual Obligations
Asset retirement obligations	$7.6	$—	$7.6
Operating lease liabilities, including imputed interest (1)	79.4	18.8	60.6
Pension plan contributions (2)	2.2	2.2	—
Purchase obligations (3)	423.8	372.1	51.7
Convertible notes - principal (4)	2,837.8	323.1	2,514.7
Convertible notes - interest (4)	90.0	19.3	70.7
Total	$3,440.8	$735.5	$2,705.3
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of December 30, 2023, we expect to receive sublease income of approximately $4.0 million over the sublease periods.
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
(4) The amounts related to convertible notes include principal and interest on our 0.25% Convertible Senior Notes due 2024 (the “2024 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”), and principal and interest on our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”). The 2024 Notes have a maturity date of March 15, 2024, the 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, and the 2029 Notes have a maturity date of December 15, 2029. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversions. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, which have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of December 30, 2023, the net carrying amount of our 2029 Notes of $599.0 million (principal balance of $603.7 million maturing in 2029) is presented in non-current liabilities. If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, the 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
As of December 30, 2023, our 2028 Notes of $856.2 million (which have an aggregate principal amount of $861.0 million outstanding that matures in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.

As of December 30, 2023, our 2026 Notes of $1,046.5 million (which have an aggregate principal amount of $1,050.0 million outstanding that matures in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of December 30, 2023, our 2024 Notes of $319.7 million (which have an aggregate principal amount of $323.1 million outstanding) is presented in current liabilities in our condensed consolidated balance sheets, as the debt will mature on March 15, 2024. Since issuing the 2024 Notes, we have converted a total of approximately $1.9 million principal amount of the 2024 Notes.
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the six months ended December 30, 2023, we did not repurchase any shares of our common stock. During the six months ended December 31, 2022, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately. As of December 30, 2023, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Unrecognized Tax Benefits
As of December 30, 2023 and July 1, 2023, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $70.1 million and $64.4 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
Our balance of cash and cash equivalents decreased by $389.7 million from $859.0 million as of July 1, 2023 to $469.3 million as of December 30, 2023. The decrease in cash and cash equivalents during the six months ended December 30, 2023 was due to cash used in investing activities of $377.1 million and cash used in financing activities of $8.8 million, offset by cash used in operating activities of $3.8 million.
Operating Cash Flow
Cash used in operating activities was $3.8 million during the six months ended December 30, 2023, which reflects a net loss of $167.0 million and non-cash items of $194.7 million, offset by $31.5 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities were primarily driven by a decrease in accounts payable of $51.1 million primarily due to lower purchases from our contract manufactures and linearity of payments, and a decrease in income taxes of $26.6 million primarily due annual income tax payable in Japan, offset by a decrease in accounts receivable of $18.7 million due to lower revenue and a decrease in inventories of $7.5 million primarily due to reduced inventory level in our Cloud & Networking business.
Cash provided by operating activities was $115.7 million during the six months ended December 31, 2022, which reflects a net loss of $32.1 million and non-cash items of $240.2 million, offset by $92.4 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities were primarily driven by an increase in inventory by $36.4 million mainly attributable to prebuild inventory and safety stock as a result of supply constraints and a decrease in accounts payable of $45.0 million primarily due to lower purchases, offset by an increase in accrued expenses and other current and non-current liabilities of $37.1 million primarily due to $7.8 million of legal expense with respect to the pending settlement of certain non-ordinary course litigation matters and $24.8 million of acquisition and integration related costs primarily related to the NeoPhotonics acquisition and the acquisition of IPG telecom transmission product lines.

Investing Cash Flow
Cash used in investing activities of $377.1 million during the six months ended December 30, 2023 was attributable to cash used in the acquisition of Cloud Light of $700.9 million, net of cash acquired, capital expenditures of $88.8 million, and an intangible asset acquisition of $3.0 million, offset by net proceeds from sales or maturities of short-term investments of $415.4 million and proceeds from sales of property and equipment of $0.2 million.
Cash used in investing activities of $751.1 million during the six months ended December 31, 2022 was attributable to cash used the acquisition of NeoPhotonics and IPG product lines of $861.6 million, net of cash acquired, and capital expenditures of $62.8 million, offset by net proceeds from sales or maturities of short-term investments of $173.2 million.
Financing Cash Flow
Cash used in financing activities of $8.8 million during the six months ended December 30, 2023 was attributable to tax payments related to net share settlement of restricted stock of $16.1 million, offset by $7.3 million of proceeds from employee stock plans.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange loss of $3.7 million and $4.2 million, respectively, in the condensed consolidated statements of operations for the three and six months ended December 30, 2023.
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
We issued the 2029 Notes in June 2023, the 2028 Notes in March 2022, the 2026 Notes in December 2019 and the 2024 Notes in March 2017. As of December 30, 2023, the aggregate principal amount of the 2029 Notes, 2028 Notes, 2026 Notes and 2024 Notes is $603.7 million, $861.0 million, $1,050.0 million and $323.1 million, respectively, and bear interest at a rate of 1.50%, 0.50%, 0.50% and 0.25% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2029 Notes, 2028 Notes, 2026 Notes and 2024 Notes will mature on December 15, 2029, June 15, 2028, December 15, 2026 and March 15, 2024, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes, $99.29 per share for the 2026 Notes, and $60.62 per share for the 2024 Notes.
Interest Rate Fluctuation Risk
As of December 30, 2023, we had cash, cash equivalents, and short-term investments of $1,224.0 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of December 30, 2023, the weighted-average life of our investment portfolio was less than seven months.

Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 30, 2023, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.5 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.3 million.
Bank Liquidity Risk
As of December 30, 2023, we had approximately $235.2 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

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
(b) Changes in Internal Control over Financial Reporting
On November 7, 2023, we completed the acquisition of Cloud Light. We are in the process of integrating the acquired business into our existing operations and evaluating the internal controls over financial reporting of the acquired businesses. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this acquisition, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. As such, we regularly evaluate developments in legal matters that could affect the amount of the previously accrued liability and record adjustments as appropriate. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Should we experience an unfavorable final outcome, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable. For a description of our material pending legal proceedings, refer to “Note 14. Commitments and Contingencies” in the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

the ITEM 1A. RISK FACTORS
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
•provisions of Delaware law and our certificate of incorporation and bylaws that may make a merger, tender offer or proxy contest difficult; and
•exclusive forum provisions in our bylaws
Risks Related to our Cloud Light Acquisition
•risks related to integration of Cloud Light’s business, our use of cash and financial results, undisclosed liabilities and employee and customer retention

Risks Related to Our Business
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
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recessionary or lower-growth environments, rising interest rates, tightening credit markets, equity market volatility or other negative economic factors in the U.S. or other countries. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our contract manufacturers if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our contract manufacturers, suppliers and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our contract manufacturers, customers, suppliers and creditors and could cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if the current economic conditions continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
Inflation and increased borrowing costs could impact our cash flows and profitability.
Prolonged periods of inflation may continue to adversely affect our business, results of operations, financial condition and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. Inflation has resulted in and may continue to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we are subject to risk from increasing market prices of certain components, supplies, and raw materials, which are incorporated into our products or used by our manufacturing partners or suppliers to manufacture our products. These components, supplies and commodities have from time-to-time become restricted, or general market factors and conditions have affected pricing of such components, supplies and raw materials (such as inflation or supply chain constraints), and future restrictions or market conditions impacting pricing may adversely affect our business and results of operations. In addition, higher interest rates and tightening credit markets may impact our customers and partners and their ability to purchase products or pay in a timely manner may be adversely impacted.
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

•changes in product mix;
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
•changing market, economic, and political conditions, including the impact of tariffs and other trade restrictions, regulatory restrictions on imports or exports or efforts to withdraw from or materially modify international trade agreement, or
•our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures.
We have also seen, and may continue to see, our gross margins negatively impacted by increases in component costs, logistics costs, elevated inventory balances, and inflationary pressures, as well as pricing pressure. Failure to sustain or improve our gross margins reduces our profitability and may materially and adversely affect our business, financial condition and results of operations.
Challenges relating to supply chain constraints, including semiconductor components, could adversely impact our business, results of operations and financial condition.
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
We have consistently relied on a small number of customers for a significant portion of our sales, and in certain of our markets, such as imaging and sensing and commercial lasers, this customer concentration is particularly acute. We expect that this customer concentration will continue in the future, and we expect that our financial performance in certain business lines and growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. Additionally, increased inventory at our customers has impacted our revenue, as our customers have decided to lower their inventory levels and these impacts are expected to continue in the near term and in future periods. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. For example, we have from time-to-time experienced excess and obsolete charges due to customer transitions to the next generation of products. We may also experience increased inventory levels and increased carrying costs and risk of excess or obsolete inventory or underutilization costs due to unanticipated reductions in purchases by our customers or we may not recover costs we had incurred in anticipation of such purchases. In addition, customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, or may experience financial difficulty which affects their ability to pay for products, particularly in light of the global macroeconomic uncertainty, and have done so from time-to-time, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and in recent periods have become increasingly focused on cash preservation and tighter inventory management.

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
In August 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. to items produced domestically and abroad from U.S. technology and software. The final rules prevent us from selling certain products subject to the Export Administration Regulations (“EAR”) to identified Huawei entities without a license issued by BIS. Further, even if there are products unaffected by the rule or for which we are able to obtain an export license, Huawei may not be able to source products from other suppliers due to the final rules, which could impact Huawei’s demand for our products. We are dependent upon our ability to obtain export licenses or use exceptions to export license requirements, from U.S. and other foreign regulatory agencies. In certain cases, the exceptions are technical and fact specific and may be open to interpretation. There is no assurance that we will be issued these licenses or be able to make use of these exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and operating results. In the event that we are found to have violated the EAR, even inadvertently, we may be subject to significant monetary and non-monetary penalties, criminal proceedings or a denial of export privileges.
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

We also manufacture customized products for Huawei, and therefore may be unable to sell certain finished goods inventory to alternative customers or may be unable to utilize such manufacturing capabilities for products for alternative customers, which may result in further excess and obsolete inventory charges and/or underutilized capacity charges in future periods. In addition, we sell various non-customized products to Huawei in which Huawei represents a significant portion of the related products’ demand.  We have taken charges, and may have significant future charges, for common components which become excess as a result of the inability to sell to Huawei. Future charges related to trade restrictions could be caused by either additional regulatory restrictions enacted with respect to Huawei, or revisions to our estimates of the impact from already-enacted restrictions or changes in the EAR and related interpretations and their applicability to our products. Additional charges may also occur with respect to customized products that we manufacture for other customers in the event that such customers were to be added to the Entity List or otherwise if our ability to sell to such customers were restricted. We believe this trade uncertainty has caused and may in the future cause delays or cancellations, which could adversely affect our business, financial conditions and operating results. For example, in December 2023, we were notified by certain critical IC suppliers that service the industry broadly that their products do not comply with the latest export regulations. Consequently, we stopped the majority of our product shipments to our historically largest networking customer in China in the beginning of calendar year 2024. Our assumption is that these export restrictions will continue, resulting in a reduction of revenue for the calendar year 2024. In addition, we recorded excess and obsolete inventory charges during the fiscal second quarter of 2024 as a result of the export restrictions.
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
•changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries or increase the cost to do so, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (such as the U.S. Department of Commerce’s addition of Huawei to the Entity List in May 2019, the addition of FiberHome in May 2020, and amendments to the Foreign-Produced Direct Product Rule in August 2020); the restrictions in China on the export of gallium and germanium; and increased tariffs on various products that have been proposed and implemented by the U.S. government and other non-U.S. governments;
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
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, United Kingdom, and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time-to-time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, damage caused by natural disasters, or other problems or events beyond our control, including pandemics or widespread health epidemics such as COVID-19, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in regions in Asia, and we would be severely impacted if there were further escalation of COVID-19 or related restrictions imposed by governments or private industry in that region. For example, in the third quarter of fiscal 2022, we experienced a temporary factory closure in China as a result of an increase in the number of COVID-19 cases, as required by local government mandates.
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
Large OEM and end-user service providers and product companies comprise a significant portion of our customer base. In general, these customers have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers, including us. As we seek to expand our sales to existing customers and acquire new customers, we may be required to agree to terms and conditions that are favorable to our customers and that may affect the timing of our ability to recognize revenue, increase our costs and have an adverse effect on our business, financial condition, and results of operations. Furthermore, large customers have increased buying power and ability to require onerous terms in our contracts with them, including pricing, warranties, and indemnification terms. If we are unable to satisfy the terms of these contracts, it could result in liabilities of a material nature, including litigation, damages, additional costs, loss of market share and loss of reputation. Additionally, the terms these large customers require, such as most-favored nation or exclusivity provisions, may impact our ability to do business with other customers and generate revenues from such customers.
Our products may contain defects that could cause us to incur significant costs, divert our attention from product development efforts and result in loss of customers.
Our products are complex, and defects and quality issues are found from time-to-time. Networking products in particular frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties, which may contain defects. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and manufacturing resources, and cause significant customer relation problems or loss of customers, or risk exposure to product liability suits, all of which would harm our business. In addition, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material and adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.
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
We continuously monitor the marketplace for strategic opportunities, which includes expanding our product lines and markets through both internal product development and acquisitions. Consequently, we expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions, such as our recently completed acquisition of Cloud Light, the NeoPhotonics acquisition and the acquisition of IPG telecom transmission product lines in August 2022, as well as acquire complementary technologies, products, assets and businesses. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to competition, regulatory requirements or restrictions or other reasons, as occurred with the termination of our merger agreement with Coherent in March 2021. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
We have in the past, and may in the future, divest or reduce our investment in certain businesses or product lines from time-to-time. For example, in the fiscal year 2019, we completed the divestiture of our Datacom module business in Japan, and in fiscal year 2020 we sold the assets associated with certain Lithium Niobate product lines manufactured by our San Donato, Italy site. Such divestitures involve risks, such as difficulty separating portions from our other businesses, distracting employees, incurring potential loss of revenue, negatively impacting margins, and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
If we are unable to successfully manage any of these risks in relation to any future acquisitions or divestitures, our business, financial condition and results of operations could be adversely impacted.

We may be unable to successfully implement our acquisitions strategy or integrate acquired companies and personnel with existing operations.
To the extent we are successful in making acquisitions, such as the NeoPhotonics acquisition and the acquisition of IPG telecom transmission product lines, as well as the recently completed acquisition of Cloud Light, we may be unsuccessful in implementing our acquisitions strategy, or integrating acquired companies, businesses or product lines and personnel with existing operations, or the integration may be more difficult or more costly than anticipated. Some of the challenges involved integrating businesses and acquisitions include:
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
Restructuring activities could disrupt our business and affect our results of operations.
We have taken steps, including implementing reductions in force and internal reorganizations to reduce the cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, to achieve our target operating model and profitability objectives, or to reflect more closely changes in the strategic direction of our business or the evolution of our site strategy and workplace. These changes could be disruptive to our business, including our research and development efforts, and may result in the recording of special charges, including workforce reduction or restructuring costs. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.
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
Many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two, which was agreed to by more than 140 member jurisdictions in 2021 and adopted by European Union member states on December 12, 2022 to go into effect in 2024. Many countries have made changes to their tax laws to adopt certain parts of the OECD’s proposals. Some of these changes will be effective for us in fiscal 2025. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
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
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in the U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased with the expansion of our non-U.S. manufacturing footprint. We continue to look for opportunities to leverage the lower cost of non-U.S. manufacturing, including the United Kingdom, Thailand, and Japan. While these geographies are lower cost than the U.S. and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-U.S. manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs including the cost of local operating expenses and procurement of materials or services that we purchase in foreign currencies, as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. Global economic volatility has had a significant impact on the exchange markets, which heightened this risk, and we expect the higher level of volatility in foreign exchange markets will likely continue.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could materially and adversely affect our operating and financial results. In March 2017, we issued and sold a total of $450 million in aggregate principal amount of 2024 Notes, which will mature on March 15, 2024. In December 2019, we issued and sold a total of $1,050 million in aggregate principal amount of 2026 Notes. In March 2022, we issued and sold a total of $861 million aggregate principal amount of 2028 Notes. In June 2023, we issued and sold a total of $603.7 million aggregate principal amount of 2029 Notes. We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, uncertainty in the macroeconomic environment, increasing interest rates and other factors have resulted in volatility in the capital markets and less favorable financing terms. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
For example, the COVID-19 pandemic and related countermeasures impacted the global economy and continues to cause macroeconomic uncertainty. Governmental authorities around the globe implemented, and may again in the future implement, numerous and evolving measures in response to the virus or other public health concerns. The implementation of health and safety practices by us or our suppliers, distributors or customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material and adverse impact on our business, financial condition and results of operations.
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

Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, or acquisition or other processing of confidential or other information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, cybersecurity risks may be heightened in connection with geopolitical events such as the Russia and Ukraine war and the Israel-Hamas war. As AI capabilities improve and become increasingly commonplace, we may see cyberattacks leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, a vulnerability could be introduced from the result of us and our third-party service providers incorporating the output of an AI tool, such as AI generated source code, that includes a threat. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, laws and regulations, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act and China’s Personal Information Protection Law, add to the complexity of our compliance obligations and increases our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.
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

Further, governments and courts are considering new issues in intellectual property law with respect to work created by AI technology, which could result in different intellectual property rights in development processes, procedures and technologies we create with AI technology, which could have a material adverse effect on our business.
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
We integrate licensed third-party technology into certain of our products. From time-to-time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The failure to comply with the terms of any license, including free open-source software, may result in our inability to continue to use such license. Our inability to maintain or re-license any third-party licenses required in our products or our inability to obtain third-party licenses necessary to develop new products and product enhancements, could potentially require us to develop substitute technology or obtain substitute technology of lower quality or performance standards or at a greater cost, any of which could delay or prevent product shipment and harm our business, financial condition, and results of operations.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and Nasdaq listing requirements. The Sarbanes-Oxley Act includes, among other requirements, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, and to integrate our acquisitions into our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant time and operational resources, including accounting-related costs and significant management oversight.
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
Our future success depends upon our ability to recruit and retain the services of executive, engineering, manufacturing, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or salespeople specializing in the service provider, enterprise and commercial laser markets, is limited and competition for such individuals is intense. Competition is particularly intense in certain jurisdictions where we have research and development centers, including Silicon Valley, and for engineering talent generally. Also, employees in our industries are increasingly able to work remotely, which has increased employee mobility and turnover, making it difficult for us to retain or hire employees. Further, to attract and retain top talent, we have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Despite a wave of recent layoffs in the technology sector, competitors for talent and the increased availability of work-from-home arrangements have both intensified and expanded competition. As a result, during the last few years, we have increased our efforts to recruit and retain talent. These efforts have increased our expenses, resulted in a higher volume of equity issuances, and may not be successful in attracting, retaining, and motivating the workforce necessary to deliver on our strategy. We believe equity compensation is a valuable component of our compensation program which helps us to attract, retain, and motivate employees, and as a result, we issue stock-based awards, such as RSUs, to a significant portion of our employees. A significant change in our stock price or lower stock price performance relative to competitors, may reduce the retention value of our stock-based awards. Our employee hiring and retention also depends on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees. There can be no assurance that the programs, initiatives, rewards and recognition that are part of our people strategy will be successful in attracting and retaining the talent necessary to execute on our business plans. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future, particularly during the integration of acquisitions, or delays in hiring required personnel and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products. Similarly, the failure to properly manage the necessary knowledge transfer required for employee transitions could impact our ability to maintain industry and innovation leadership. The loss of members of our management team or other key personnel could be disruptive to our business and, were it necessary, it could be difficult to replace such individuals. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our business, financial condition and results of operations may be harmed.
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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, on May 16, 2019, Huawei was added to the BIS Entity List, additional regulatory restrictions were imposed in May and August 2020 and in October 2022 to the Foreign-Produced Direct Product Rule, which impose limitations on the supply of certain U.S. items and product support to Huawei. BIS has continued to add Chinese-based entities to the Entity List and, on May 22, 2020, FiberHome Technologies was added to the Entity List. These actions have resulted in escalating tensions between the U.S. and China and create the possibility that the Chinese government may take additional steps to retaliate against U.S. companies or industries. We cannot predict what additional actions the U.S. government may take with respect to Huawei beyond what is described above or to other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers. For example, BIS has stopped issuing licenses for the export of most products to Huawei.
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

From time-to-time new regulations are enacted, and it is difficult to anticipate the impact of the implementation and enforcement of such regulations. We continue to evaluate the necessary steps for compliance with regulations upon their enactment. These regulations include, for example, the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) enacted in the European Union which regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from, certain products we manufacture. These regulations and similar legislation may require us to re-design our products to ensure compliance with the applicable standards, for example by requiring the use of different types of materials, which could have an adverse impact on the performance of our products, add greater testing lead-times for product introductions or other similar effects. We believe we comply with all such legislation where our products are sold, and we continuously monitor these laws and the regulations being adopted under them to determine our responsibilities.
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
Since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of all minerals used in our products. In addition, if we are unable to satisfy those customers who require that all of the components of our products be determined to be conflict free, they may choose a competitor’s products which could materially impact our financial condition and operating results.
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

New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States, the European Union, and China there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations.

Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements, or other actual or asserted obligations relating to privacy, data protection or information security could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries, investigations and other legal proceeds, legal claims, demands and litigation and other obligations and liabilities. Furthermore, the legal and regulatory requirements that are applicable to our business are subject to change from time-to-time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance. In addition, we may be required to ensure that our suppliers comply with applicable laws and regulations. If we or our suppliers fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
Our stock price may be volatile and may decline regardless of our operating performance.
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE”. The market price of our common stock has fluctuated in the past and may fluctuate significantly due to a number of factors, some of which may be beyond our control and may often be unrelated or disproportionate to our operating performance. These include:
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

•sales of our shares by our officers, directors, or significant stockholders; and
•the timing and amount of share repurchases, if any.
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
On November 7, 2023, we completed the acquisition of Cloud Light. We will devote significant management attention and resources to integrating the business practices and operations of Cloud Light with our business. We may encounter potential difficulties as part of the integration process including those related to the costs of integration and compliance, diversion of management’s attention, our ability to create and enforce uniform standards, controls, procedures, policies and information systems, potential unknown liabilities, and unforeseen increased expenses or delays.
In addition, the use of a significant portion of our cash in acquiring Cloud Light reduced our liquidity and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
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
Uncertainties about the acquisition may cause our or Cloud Light’s current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel. Similarly, our or Cloud Light’s existing or prospective customers, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us or Cloud Light; delay or defer other decisions concerning us or Cloud Light; or otherwise seek to change the terms on which they do business with us or Cloud Light. Any of the above could harm us and/or Cloud Light, and thus decrease the benefits we expect to receive from the acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We did not have any repurchases of shares of our common stock during the three months ended December 30, 2023, as shown in the table below. (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximation Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1, 2023 to October 28, 2023	—	$—	—	$569.6
October 29, 2023 to December 2, 2023	—	$—	—	$569.6
December 3, 2023 to December 30, 2023	—	$—	—	$569.6
Total	—	$—	—	$569.6
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

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger dated as of October 29, 2023 by and among Lumentum Holdings Inc., Cloud Light, Crius Merger Sub Inc.	8-K	001-36861	2.1	October 30, 2023
10.1	Amended Change in Control Benefits Plan effective 8.22.23	10-Q	001-36861	10.1	November 8, 2023
10.1	2015 Equity Incentive Plan, as Amended and Restated September 15,2023	8-K	001-36861	10.1	November 21, 2023
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 30, 2023 and December 31, 2022; (iii) Condensed Consolidated Balance Sheets as of December 30, 2023 and July 1, 2023; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 30, 2023 and December 31, 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 30, 2023 and December 31, 2022, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	February 8, 2024	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer