Form 10-Q
period 2024-03-30
Lumentum Holdings Inc.
filed 2024-05-07
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the Registrant had 67.6 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net revenue	$366.5	$383.4	$1,050.9	$1,396.2
Cost of sales	284.7	252.7	788.9	850.4
Amortization of acquired developed intangibles	22.3	18.7	61.8	66.4
Gross profit	59.5	112.0	200.2	479.4
Operating expenses:
Research and development	77.2	85.4	229.0	233.9
Selling, general and administrative	77.7	76.4	235.8	280.5
Restructuring and related charges	19.2	1.6	36.0	24.8
Total operating expenses	174.1	163.4	500.8	539.2
Loss from operations	(114.6)	(51.4)	(300.6)	(59.8)
Interest expense	(9.0)	(8.7)	(28.4)	(26.1)
Other income, net	16.2	11.4	50.8	28.9
Loss before income taxes	(107.4)	(48.7)	(278.2)	(57.0)
Income tax provision (benefit)	19.6	(9.4)	15.8	14.4
Net loss	$(127.0)	$(39.3)	$(294.0)	$(71.4)

Net loss per share:
Basic	$(1.88)	$(0.57)	$(4.38)	$(1.05)
Diluted	$(1.88)	$(0.57)	$(4.38)	$(1.05)

Shares used to compute net loss per share:
Basic	67.5	68.6	67.1	68.3
Diluted	67.5	68.6	67.1	68.3

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net loss	$(127.0)	$(39.3)	$(294.0)	$(71.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.1)	0.3	(0.1)	0.3
Net change in unrealized gain on available-for-sale securities	(0.3)	3.4	4.8	6.4
Other comprehensive income (loss), net of tax	(0.4)	3.7	4.7	6.7
Comprehensive loss, net of tax	$(127.4)	$(35.6)	$(289.3)	$(64.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 30, 2024	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$425.0	$859.0
Short-term investments	445.9	1,154.6
Accounts receivable, net	229.8	246.1
Inventories	420.7	408.6
Prepayments and other current assets	128.6	109.6
Total current assets	1,650.0	2,777.9
Property, plant and equipment, net	578.7	489.5
Operating lease right-of-use assets, net	76.7	77.3
Goodwill	1,055.9	695.1
Other intangible assets, net	688.5	459.2
Deferred tax asset	139.2	116.3
Other non-current assets	15.5	16.8
Total assets	$4,204.5	$4,632.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133.4	$169.4
Accrued payroll and related expenses	40.4	39.4
Accrued expenses	61.7	51.2
Convertible notes, current	—	311.6
Operating lease liabilities, current	13.8	14.4
Other current liabilities	68.3	47.8
Total current liabilities	317.6	633.8
Convertible notes, non-current	2,502.4	2,500.0
Operating lease liabilities, non-current	47.3	47.7
Deferred tax liability	61.7	3.4
Other non-current liabilities	98.8	91.4
Total liabilities	3,027.8	3,276.3
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 67.6 and 66.4 shares issued and outstanding as of March 30, 2024 and July 1, 2023, respectively	0.1	0.1
Additional paid-in capital	1,802.4	1,692.2
Accumulated deficit	(634.6)	(340.6)
Accumulated other comprehensive income	8.8	4.1
Total stockholders’ equity	1,176.7	1,355.8
Total liabilities and stockholders’ equity	$4,204.5	$4,632.1

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES:
Net loss	$(294.0)	$(71.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	82.4	78.6
Stock-based compensation	98.3	116.3
Write-off of in-process research and development intangible assets	—	11.5
Amortization of acquired intangibles	108.7	98.3
Loss on sales and dispositions of property, plant and equipment	1.2	7.5
Amortization of debt discount and debt issuance costs	13.8	17.9
Amortization of inventory fair value adjustment in connection with acquisitions	8.3	17.8
Other non-cash items	(10.4)	(1.4)
Changes in operating assets and liabilities:
Accounts receivable	37.2	51.0
Inventories	52.5	(80.6)
Operating lease right-of-use assets, net	(0.5)	11.3
Prepayments and other current and non-currents assets	12.1	(8.6)
Income taxes, net	(37.3)	(52.1)
Accounts payable	(82.8)	(44.3)
Accrued payroll and related expenses	(4.9)	(34.6)
Operating lease liabilities	0.4	(10.8)
Accrued expenses and other current and non-current liabilities	4.2	24.2
Net cash provided by (used in) operating activities	(10.8)	130.6
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(108.4)	(92.2)
Acquisition of businesses, net of cash acquired	(700.9)	(861.6)
Purchases of short-term investments	(218.7)	(720.8)
Proceeds from maturities and sales of short-term investments	944.4	871.4
Payments for acquisition of intangible assets	(4.0)	—
Proceeds from the sales of property, plant and equipment	0.8	0.1
Net cash used in investing activities	(86.8)	(803.1)
FINANCING ACTIVITIES:
Repurchase of common stock	—	(35.8)
Payment of 0.25% Convertible Notes due 2024	(323.1)	—
Payment of withholding taxes related to net share settlement of restricted stock units	(20.6)	(33.4)
Proceeds from employee stock plans	7.3	6.6
Repayment of term loan	—	(5.9)
Net cash used in financing activities	(336.4)	(68.5)
Decrease in cash and cash equivalents	(434.0)	(741.0)
Cash and cash equivalents at beginning of period	859.0	1,290.2
Cash and cash equivalents at end of period	$425.0	$549.2
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$52.5	$66.4
Cash paid for interest	10.4	6.0
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable and accrued expenses	12.3	10.2

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Unpaid intangible assets in accrued expenses	1.0	—
Settlement of loan to NeoPhotonics	—	50.0
Share-based purchase price consideration in connection with the Cloud Light acquisition	23.5	—
Right-of-use assets obtained in exchange for new operating lease liabilities	16.0	19.4
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of July 1, 2023	66.4	$0.1	$1,692.2	$(340.6)	$4.1	$1,355.8
Net loss	—	—	—	(67.9)	—	(67.9)
Other comprehensive income	—	—	—	—	1.1	1.1
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.8	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(12.9)	—	—	(12.9)
Stock-based compensation	—	—	34.7	—	—	34.7
Balance as of September 30, 2023	67.0	$0.1	$1,714.0	$(408.5)	$5.2	$1,310.8
Net loss				(99.1)		(99.1)
Other comprehensive income	—	—	—	—	4.0	4.0
Equity awards pursuant to merger agreement	—	—	23.5	—	—	23.5
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(3.2)	—	—	(3.2)
ESPP shares issued	0.2	—	7.3	—	—	7.3
Stock-based compensation	—	—	34.5	—	—	34.5
Balance as of December 30, 2023	67.4	$0.1	$1,776.1	$(507.6)	$9.2	$1,277.8
Net loss	—	—	—	(127.0)	—	(127.0)
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(4.5)	—	—	(4.5)
Stock-based compensation	—	—	30.8	—	—	30.8
Balance as of March 30, 2024	67.6	$0.1	$1,802.4	$(634.6)	$8.8	$1,176.7

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
Lumentum Holdings Inc. (“we,” “us,” “our,” “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products that address a range of end-market applications that include cloud data center and optical communications network infrastructure, consumer electronic devices, automobiles, and high-precision manufacturing.
Our Cloud & Networking products include a comprehensive portfolio of optical and photonic components, modules, and subsystems supplied to network operator and network equipment manufacturer customers building cloud data center infrastructure, including that for artificial intelligence and machine learning (“AI/ML”) and data center interconnect (“DCI”) applications, and communications service provider networks, including in access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) network infrastructure. Our Cloud & Networking products also support network equipment manufacturers building enterprise network infrastructure, including storage-area networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). Demand for our Cloud & Networking products is driven by the continual growth in network capacity required for cloud computing and services, including for AI/ML, streaming video and video conferencing, wireless and mobile devices, and internet of things (“IoT”).
Our Industrial Tech products include solid-state lasers, kilowatt-class fiber lasers, diode lasers, and gas lasers, which address applications in numerous end-markets. In the consumer end-market, our laser light sources are integrated into our customers’ 3D sensing cameras, which are used in mobile devices, payment kiosks, and other consumer electronics devices to enable applications including biometric identification, computational photography and virtual and augmented reality. In the automotive end-market, our lasers are used in our customers’ LiDAR and other optical sensor devices, which are increasingly being used in advanced driver assistance systems (“ADAS”) and in-cabin driver and occupant monitoring systems. In the industrial manufacturing end-market, our lasers are incorporated into our customers’ manufacturing machine tools used for the precision processing of materials in a range of industries including semiconductor device and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Our products can also be used in the industrial end-market in imaging and sensing systems for process feedback and control, quality assurance, and waste reduction. Adoption of our products in the industrial end-market is driven by the needs of customers to advance semiconductor and microelectronics industry roadmaps, and by Industry 4.0/5.0 trends, including increasing manufacturing precision and flexibility and reducing waste and environmental impact. Demand for our products in the industrial end-market is driven by end-customer investments in manufacturing capacity. Our lasers also address certain semiconductor inspection and life-science applications.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
We are continuously monitoring both the current developments in the ongoing war between Russia and Ukraine including the related additional export controls and resulting sanctions imposed on Russia and Belarus by the U.S. and other countries, and the Israel-Hamas war. Additional factors, such as increased inflation, escalating energy costs, constrained raw material availability and the related cost increases, could continue to impact the global economy and our business. Although the global implications of the wars are difficult to predict at this time, we do not presently foresee direct material adverse effects on our business.
Business Combinations
On November 7, 2023 (the “Closing date”), we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). Our condensed consolidated financial statements include the operating results of Cloud Light from the Closing date. On August 3, 2022, we completed the acquisition of NeoPhotonics Corporation (“NeoPhotonics”). On August 15, 2022, we completed the acquisition of IPG Photonics’ telecom transmission product lines. We have applied the acquisition method of accounting to account for these transactions in accordance with ASC Topic 805, Business Combinations. Refer to “Note 4. Business Combinations” for further discussions of these transactions.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2024 is a 52-week year ending on June 29, 2024, with the quarter ended March 30, 2024 being a 13-week quarterly period. Our fiscal 2023 was a 52-week year that ended on July 1, 2023, with the quarter ended April 1, 2023 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2023. There were no significant changes to our accounting policies during the nine months ended March 30, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2. Recently Issued Accounting Pronouncements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-02: Codification Improvements - Amendments to Remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this ASU on our income tax disclosures within the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We plan to adopt ASU 2023-07 in the fiscal first quarter of 2025. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Numerator:
Net loss - basic and diluted	$(127.0)	$(39.3)	$(294.0)	$(71.4)

Denominator:
Weighted average common shares outstanding - basic and diluted	67.5	68.6	67.1	68.3

Net loss per share:
Basic	$(1.88)	$(0.57)	$(4.38)	$(1.05)
Diluted	$(1.88)	$(0.57)	$(4.38)	$(1.05)
Shares from stock-based benefit plans and shares issuable assuming conversion of our convertible notes are anti-dilutive for the three and nine months ended March 30, 2024 and April 1, 2023, respectively, and are therefore excluded from the calculation of diluted net loss per share as the Company had a net loss for both periods.
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended March 30, 2024 include 30.3 million shares related to convertible notes, 3.9 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), 0.2 million shares issuable under the Employee Stock Purchase Plan (the “2015 Purchase Plan”), and 1.1 million shares outstanding related to stock options. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the nine months ended March 30, 2024 include 30.9 million shares related to convertible notes, 4.3 million shares issuable under RSUs and PSUs, 0.2 million shares issuable under the 2015 Purchase Plan, and 1.1 million shares outstanding related to stock options. Refer to “Note 13. Equity.”
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended April 1, 2023 include 24.5 million shares related to convertible notes, 3.5 million shares issuable under RSUs and PSUs, and 0.1 million shares issuable under the 2015 Purchase Plan. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the nine months ended April 1, 2023 include 24.5 million shares related to convertible notes, 3.8 million shares issuable under RSUs and PSUs, and 0.1 million shares issuable under the 2015 Purchase Plan.
Potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Business Combinations
Cloud Light Acquisition
On October 29, 2023, we entered into a definitive merger agreement (the “Merger Agreement”) with Cloud Light. On November 7, 2023, we completed the acquisition of Cloud Light. Cloud Light designs, markets, and manufactures advanced optical modules for data center interconnect applications. The acquisition enables us to be well-positioned to serve the growing needs of cloud & networking customers, particularly those customers focused on optimizing their data center infrastructure for the demands of AI/ML.
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
We also incurred a total of $9.4 million of merger-related costs, representing professional and other direct acquisition costs, of which $0.2 million and $9.4 million was incurred during the three and nine months ended March 30, 2024 during the fiscal second quarter of 2024, respectively. Merger related costs are recorded as selling, general and administrative expense in the consolidated statement of operations when incurred.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value
Total purchase price consideration	$728.5

Assets acquired
Cash and cash equivalents	4.1
Short-term investments	1.0
Accounts receivable, net	20.9
Inventories	71.2
Prepayments and other current assets	14.3
Property, plant and equipment, net	63.2
Operating lease right-of-use assets, net	3.7
Other intangible assets, net (1)	333.0
Other non-current assets	0.3
Total assets	511.7

Liabilities assumed
Accounts payable	45.8
Accrued payroll and related expenses	5.9
Accrued expenses	10.4
Operating lease liabilities, current	1.8
Other current liabilities	10.9
Operating lease liabilities, non-current	1.9
Deferred tax liability	58.2
Other non-current liabilities	9.1
Total liabilities	144.0

Goodwill	$360.8
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
Goodwill from the Cloud Light acquisition has been assigned to the Cloud & Networking segment. The preliminary goodwill of $360.8 million arising from the acquisition is attributed to the expected revenue growth and synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and Cloud Light. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 8. Goodwill and Other Intangible Assets.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cloud Light contributed $84.6 million and $144.1 million of our consolidated net revenue for the three and nine months ended March 30, 2024, respectively. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine Cloud Light’s contribution to our earnings.
Supplemental Pro Forma Information
The following supplemental pro forma information presents the combined results of operations for the three and nine months ended March 30, 2024 and April 1, 2023, as if the acquisition was completed on July 3, 2022, the first day of the fiscal year 2023. The supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
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
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net revenue	$366.5	$422.5	$1,139.6	$1,535.9
Net loss	$(122.8)	$(51.2)	$(282.7)	$(112.9)
NeoPhotonics Acquisition
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
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction and recorded a goodwill of $315.3 million arising from the acquisition, which has been assigned to the Cloud & Networking segment. NeoPhotonics contributed $104.6 million and $177.4 million of our consolidated net revenue for the three and nine months ended April 1, 2023, respectively. Due to the integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine NeoPhotonics’ contribution to our earnings. As of March 30, 2024, the operation of NeoPhotonics has been fully integrated to the combined business.
We also recorded $28.7 million of merger-related costs, representing professional and other direct acquisition costs, of which $8.3 million was incurred in fiscal year 2022 and $20.4 million was incurred in fiscal year 2023, which was recorded as selling, general and administrative expense in the condensed consolidated statements of operations.
The following supplemental pro forma information presents the combined results of operations for the three and nine months ended December 31, 2022, as if the acquisition was completed at the first day of fiscal 2022. The supplemental pro forma financial information is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The pro forma financial information includes adjustments for: (i) amortization expense that would have been recognized related to the acquired intangible assets, (ii) depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) amortization of inventory fair value adjustment, (iv) acquisition related costs, such as third party transaction costs and restructuring costs, (v) stock-based compensation expense and (vi) the estimated income tax effect on the pro forma adjustments.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	April 1, 2023
	Three Months Ended	Nine Months Ended
Net revenue	$383.4	$1,420.1
Net loss	(35.9)	(29.3)
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 30, 2024:
Cash	$287.2	$—	$—	$287.2
Cash equivalents:
Commercial paper	7.2	—	—	7.2
Money market funds	130.6	—	—	130.6
Total cash and cash equivalents	$425.0	$—	$—	$425.0
Short-term investments:
Certificates of deposit	$1.8	$—	$—	$1.8
Commercial paper	8.2	—	—	8.2
Corporate debt securities	222.4	0.1	(0.8)	221.7
U.S. Agency securities	95.0	—	(0.4)	94.6
U.S. Treasury securities	120.3	—	(0.7)	119.6
Total short-term investments	$447.7	$0.1	$(1.9)	$445.9

July 1, 2023:
Cash	$254.3	$—	$—	$254.3
Cash equivalents:
Money market funds	276.1	—	—	276.1
U.S. Agency securities	4.0	—	—	4.0
U.S. Treasury securities	324.6	—	—	324.6
Total cash and cash equivalents	$859.0	$—	$—	$859.0
Short-term investments:
Certificates of deposit	$16.5	$—	$—	$16.5
Commercial paper	132.9	—	(0.2)	132.7
Corporate debt securities	472.7	—	(3.9)	468.8
U.S. Agency securities	207.9	—	(1.7)	206.2
U.S. Treasury securities	332.4	—	(2.0)	330.4
Total short-term investments	$1,162.4	$—	$(7.8)	$1,154.6
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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended March 30, 2024 and April 1, 2023, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three and nine months ended March 30, 2024, our other income, net was $16.2 million and $50.8 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $12.6 million and $51.4 million, respectively. During the three and nine months ended April 1, 2023, our other income, net was $11.4 million and $28.9 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $11.9 million and $24.4 million, respectively.
As of March 30, 2024 and July 1, 2023, we recorded interest receivables of $5.0 million and $6.7 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented, as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for More Than 12 Months		Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 30, 2024:
U.S. Agency securities	$3.5	$—	$89.2	$(0.4)	$(0.4)
Commercial paper	—	—	13.1	—	—
Corporate debt securities	21.6	(0.1)	175.7	(0.7)	(0.8)
U.S. government bonds	2.0	—	117.6	(0.7)	(0.7)
Total	$27.1	$(0.1)	$395.6	$(1.8)	$(1.9)

July 1, 2023:
U.S. Agency securities	$39.6	$(0.4)	$170.6	$(1.3)	$(1.7)
Certificates of deposit	—	—	7.7	—	—
Commercial paper	—	—	128.5	(0.2)	(0.2)
Corporate debt securities	93.6	(1.2)	358.9	(2.7)	(3.9)
U.S. government bonds	50.8	(0.6)	221.4	(1.4)	(2.0)
Total	$184.0	$(2.2)	$887.1	$(5.6)	$(7.8)
The following table classifies our short-term investments by remaining maturities (in millions):

	March 30, 2024		July 1, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$394.6	$393.0	$762.9	$759.1
Due in 1 year to 5 years	53.1	52.9	399.5	395.5
Total	$447.7	$445.9	$1,162.4	$1,154.6
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 30, 2024: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$7.2	$—	$7.2
Money market funds	130.6	—	—	130.6
Short-term investments:
Certificates of deposit	—	1.8	—	1.8
Commercial paper	—	8.2	—	8.2
Corporate debt securities	—	221.7	—	221.7
U.S. Agency securities	—	94.6	—	94.6
U.S. Treasury securities	119.6	—	—	119.6
Total assets	$250.2	$333.5	$—	$583.7
(1) Excludes $287.2 million in cash held in our bank accounts as of March 30, 2024.

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
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	March 30, 2024		July 1, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$599.1	$570.1	$598.6	$625.2
2028 Notes	856.5	668.0	855.5	677.8
2026 Notes	1,046.8	925.7	1,045.9	933.2
2024 Notes	—	—	311.6	345.2
	$2,502.4	$2,163.8	$2,811.6	$2,581.4
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2023, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three and nine months ended March 30, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of March 30, 2024 and July 1, 2023, the allowance for credit losses on our trade receivables was $0.2 million and less than $0.1 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	March 30, 2024	July 1, 2023
Raw materials and purchased parts	$202.8	$170.5
Work in process	114.1	103.2
Finished goods	103.8	134.9
Inventories	$420.7	$408.6
In connection with the Cloud Light Acquisition, we recorded $71.2 million of inventory as of the acquisition Closing date. During the three and nine months ended March 30, 2024, we recorded an amortization of fair value step-up of $4.9 million and $8.0 million, respectively. As of March 30, 2024, the entire $8.0 million of fair value step-up of inventory acquired from Cloud Light was amortized and recognized as cost of sales in our condensed consolidated statements of operations.
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	March 30, 2024	July 1, 2023
Land	$75.2	$63.5
Buildings and improvements	211.8	170.3
Machinery and equipment	748.6	657.9
Computer equipment and software	44.3	41.4
Furniture and fixtures	12.5	10.2
Leasehold improvements	45.2	49.6
Construction in progress	82.0	69.2
	1,219.6	1,062.1
Less: Accumulated depreciation	(640.9)	(572.6)
Property, plant and equipment, net	$578.7	$489.5
In connection with the Cloud Light acquisition, we assumed $63.2 million of property, plant and equipment, net, as of the acquisition Closing date.
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
During the three and nine months ended March 30, 2024, we recorded depreciation expense of $27.0 million and $82.4 million, respectively. During the three and nine months ended April 1, 2023, we recorded depreciation expense of $27.7 million and $78.6 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	March 30, 2024	July 1, 2023
Operating lease right-of-use assets	$112.3	$116.5
Less: accumulated amortization	(35.6)	(39.2)
Operating lease right-of-use assets, net	$76.7	$77.3
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
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	March 30, 2024	July 1, 2023
Restructuring accrual and related charges (1)	$17.7	$5.0
Warranty accrual (2)	13.5	6.8
Deferred revenue and customer deposits	0.8	2.1
Income tax payable (3)	32.4	28.0
Other current liabilities	3.9	5.9
Other current liabilities	$68.3	$47.8
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	March 30, 2024	July 1, 2023
Asset retirement obligations	$7.5	$8.2
Pension and related accruals (1)	9.6	9.6
Unrecognized tax benefit	73.9	64.4
Other non-current liabilities	7.8	9.2
Other non-current liabilities	$98.8	$91.4
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $9.6 million as of March 30, 2024 represents $10.6 million of non-current portion of benefit obligation, offset by $1.0 million of funding for the pension plan in Switzerland. Pension and related accrual of $9.6 million as of July 1, 2023 relates to $10.2 million of non-current portion of benefit obligation, offset by $0.6 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Goodwill and Other Intangible Assets
Goodwill
In November 2023, we completed the acquisition of Cloud Light. We recognized preliminary goodwill of $360.8 million, which was allocated to the Cloud & Networking segment.
The following table presents goodwill by reportable segments as of March 30, 2024 and July 1, 2023 (in millions):

	Cloud & Networking	Industrial Tech	Total
Balances as of July 1, 2023	$683.9	$11.2	$695.1
Acquisition of Cloud Light (1)	360.8	—	360.8
Balances as of March 30, 2024	$1,044.7	$11.2	$1,055.9
(1) We recorded $359.5 million of goodwill as of the acquisition date and $1.3 million of measurement period adjustments to increase goodwill during the third quarter of fiscal 2024.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2023, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three and nine months ended March 30, 2024.
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
During the annual impairment testing performed in the fourth quarter of fiscal 2023, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three and nine months ended March 30, 2024.
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
The following tables present details of all of our intangible assets as of the periods presented (in millions, except for weighted average remaining amortization period):

March 30, 2024	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$807.8	$(450.1)	$357.7	5.0
Customer relationships	419.8	(154.5)	265.3	5.2
In-process research and development	54.9	—	54.9	n/a
Order backlog	14.0	(5.4)	8.6	0.6
Trade name and trademarks	3.0	(1.0)	2.0	0.8
Total intangible assets	$1,299.5	$(611.0)	$688.5

July 1, 2023	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$630.9	$(385.5)	$245.4	4.2
Customer relationships	289.7	(116.8)	172.9	3.7
In-process research and development	40.9	—	40.9	n/a
Total intangible assets	$961.5	$(502.3)	$459.2
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of sales	$22.3	$18.7	$61.8	$66.4
Research and development	0.4	—	1.1	—
Selling, general and administrative	19.4	11.3	45.8	31.9
Total amortization of intangibles	$42.1	$30.0	$108.7	$98.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Based on the carrying amount of our acquired intangible assets except in-process research and development as of March 30, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2024	$41.7
2025	147.5
2026	131.5
2027	118.7
2028	80.5
Thereafter	113.7
Total future amortization	$633.6
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
The entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of March 30, 2024 and July 1, 2023, measured at amortized cost.
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
•if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as specified in the 2028 Indenture.

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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. The entire 2028 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of March 30, 2024 and July 1, 2023, measured at amortized cost.
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
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was initially valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. The entire 2026 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of March 30, 2024 and July 1, 2023, measured at amortized cost.
2024 Notes
In March 2017, we issued $450.0 million in aggregate principal amount of 0.25% convertible senior notes due in 2024 (the “2024 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes were governed by an indenture between the Company, as the issuer, and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2024 Indenture”). The 2024 Notes were unsecured and did not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2024 Notes bore interest at a rate of 0.25% per year. Interest on the 2024 Notes was payable semi-annually in arrears on March 15 and September 15 of each year. The 2024 Notes matured on March 15, 2024.
The initial conversion rate of the 2024 Notes was 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which was equivalent to an initial conversion price of approximately $60.62 per share. The conversion rate was subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2024 Indenture) or our issuance of a notice of redemption, we were required to, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert the 2024 Notes in connection with such make-whole fundamental change or notice of redemption.
Prior to the close of business on the business day immediately preceding December 15, 2023, each holder of the 2024 Notes was able to convert their 2024 Notes only under the following circumstances:
•during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the applicable conversion price, or $78.80 on each applicable trading day;
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On or after December 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could convert their 2024 Notes at any time. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2024 Indenture), we were required to, in certain circumstances, increase the conversion rate by a number of additional shares set forth in the 2024 Indenture for a holder that elected to convert 2024 Notes in connection with such make-whole fundamental change.
We could not redeem the 2024 Notes prior to their maturity date and no sinking fund was provided for the 2024 Notes. Upon the occurrence of a fundamental change (as defined in the 2024 Indenture), holders could require us to repurchase all or a portion of their 2024 Notes for cash at a price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus any accrued and unpaid interest.
We considered the features embedded in the 2024 Notes other than the conversion feature, including the holders’ put feature, our call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.
Prior to the Tax Matters Agreement settlement condition (“TMA settlement condition”), because we could only settle the 2024 Notes in cash, we determined that the conversion feature met the definition of a derivative liability. We separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. As of the issuance date, March 8, 2017, the derivative liability fair value of $129.9 million was calculated using the binomial valuation approach. The residual principal amount of the 2024 Notes of $320.1 million before issuance costs was allocated to the debt component. We incurred approximately $7.7 million in transaction costs in connection with the issuance of the 2024 Notes. These costs were allocated to the debt component and recognized as a debt discount. We amortized the debt discount, including both the initial value of the derivative liability and the transaction costs, over the term of the 2024 Notes using the effective interest method. The effective interest rate of the 2024 Notes was 5.4% per year.
During fiscal 2017, we satisfied the TMA settlement condition. As such, the value of the conversion option was no longer marked-to-market and was reclassified to additional paid-in capital within stockholders’ equity on our condensed consolidated balance sheets. The value of the conversion option at the time of issuance was treated as an original issue discount for purposes of accounting for the debt component of the 2024 Notes. The debt component accreted up to the original amount over the term of the debt. The adoption of ASU 2020-06 did not change the presentation of the 2024 Notes, as the conversion feature associated with the 2024 Notes was classified within stockholders’ equity.
Concurrent with the issuance of the 2029 Notes in June 2023, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes, which we accounted for as an extinguishment of liability. $13.5 million of the $132.8 million repurchase price was allocated to the conversion feature of the repurchased 2024 Notes, representing the fair value of the conversion feature at the date of the repurchase, and was recognized as a reduction of the stockholders’ equity. Additionally, since issuing the 2024 Notes, we converted a total of approximately $1.9 million of principal amount of the 2024 Notes, with less than $0.1 million of principle amount converted during the three and nine months ended March 30, 2024.
On March 15, 2024, the 2024 Notes maturity date, we fully repaid the remaining principal amount of $323.1 million. The conversion feature previously classified within stockholder’s equity was fully amortized as of the maturity date.
Convertible Notes - Additional Disclosures
Our convertible notes consisted of the following components as of the periods presented (in millions):

March 30, 2024	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(3.2)	(4.5)	(4.6)	(12.3)
Net carrying amount of the liability component	$1,046.8	$856.5	$599.1	$2,502.4

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 1, 2023	2024 Notes	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$323.1	$1,050.0	$861.0	$603.7	$2,837.8
Unamortized debt discount and debt issuance costs	(11.5)	(4.1)	(5.5)	(5.1)	(26.2)
Net carrying amount of the liability component	$311.6	$1,045.9	$855.5	$598.6	$2,811.6
(1) If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
(2) If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
(3) If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, the 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Contractual interest expense	$4.9	$2.7	$14.6	$8.1
Amortization of the debt discount and debt issuance costs	4.1	6.0	13.8	17.9
Total interest expense	$9.0	$8.7	$28.4	$26.0
The future interest and principal payments related to our convertible notes are as follows as of March 30, 2024 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	Total
2024	$2.6	$2.2	$4.6	$9.4
2025	5.3	4.3	9.1	18.7
2026	5.3	4.3	9.1	18.7
2027	1,052.5	4.3	9.1	1,065.9
2028	—	865.3	9.1	874.4
Thereafter	—	—	617.1	617.1
Total payments	$1,065.7	$880.4	$658.1	$2,604.2

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
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
Other comprehensive gain (loss), net	(0.2)	—	1.3	1.1
Ending balance as of September 30, 2023	$10.2	$(0.4)	$(4.6)	$5.2
Other comprehensive gain, net	0.2	—	3.8	4.0
Ending balance as of December 30, 2023	$10.4	$(0.4)	$(0.8)	$9.2
Other comprehensive gain, net	(0.1)	—	(0.3)	(0.4)
Ending balance as of March 30, 2024	$10.3	$(0.4)	$(1.1)	$8.8

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of July 2, 2022	$9.7	$1.0	$(10.3)	$0.4
Other comprehensive loss, net	—	—	(0.6)	(0.6)
Ending balance as of October 1, 2022	$9.7	$1.0	$(10.9)	$(0.2)
Other comprehensive gain, net	—	—	3.6	3.6
Ending balance as of December 31, 2022	$9.7	$1.0	$(7.3)	$3.4
Other comprehensive loss, net	0.3	—	3.4	3.7
Ending balance as of April 1, 2023	$10.0	$1.0	$(3.9)	$7.1
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
(3) For the three months ended March 30, 2024, December 30, 2023 and September 30, 2023, our unrealized loss on available-for-sale securities is presented net of tax of $(0.1) million, $1.0 million and $0.4 million, respectively.
For the three months ended April 1, 2023, December 31, 2022 and October 1, 2022, our unrealized loss on available-for-sale securities is presented net of tax of $1.0 million, $1.0 million and $(0.2) million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Balance as of beginning of period	$10.2	$14.1	$5.0	$—
Charges	19.2	1.6	36.0	24.8
Payments	(11.7)	(11.5)	(23.3)	(20.6)
Balance as of end of period	$17.7	$4.2	$17.7	$4.2
During the three and nine months ended March 30, 2024, we recorded restructuring and related charges of $19.2 million and $36.0 million, respectively, primarily due to company-wide cost reduction initiatives, as well as our integration efforts to consolidate our manufacturing sites. We have shutdown our factories in China acquired as part of the NeoPhotonics acquisition and are ramping up production of most of related products at our Thailand facility. In addition, we are executing our plans to consolidate our wafer fabrication facilities in Japan.
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
We recorded a tax provision of $19.6 million and $15.8 million for the three and nine months ended March 30, 2024, respectively. Our tax provision for the three months ended March 30, 2024 includes a discrete tax expense of $17.6 million, primarily related to the establishment of a partial valuation allowance against certain deferred tax assets, withholding taxes, and changes in prior year uncertain tax positions, partially offset by the tax benefit of tax rate changes. Our tax provision for the nine months ended March 30, 2024 includes a discrete tax expense of $19.2 million, primarily related to the establishment of a partial valuation allowance against certain deferred tax assets, withholding taxes, a shortfall in connection with stock-based compensation vested during the period, and interest on uncertain tax positions, partially offset by the tax benefit from tax rate changes.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. During the three-months ended March 30, 2024, we determined that a portion of our deferred tax assets related to certain tax credit carryforwards are not more-likely-than-not to be realized, and we established a valuation allowance of $10.9 million against such deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We recorded a tax benefit of $9.4 million and a tax provision of $14.4 million for the three and nine months ended April 1, 2023, respectively. Our tax provision for the three months ended April 1, 2023 includes a discrete tax benefit of $9.8 million primarily related to a tax planning action that was implemented during the quarter relating to fiscal year 2022 and changes in prior year uncertain tax positions, partially offset by a shortfall in connection with stock-based compensation vested during the quarter. Our tax provision for the nine months ended April 1, 2023 includes a discrete tax expense of $7.2 million, primarily related to international restructuring, partially offset by the tax benefits from tax rate changes, a tax planning action that was implemented during the quarter relating to fiscal year 2022, and changes in prior year uncertain tax positions.
Our estimated effective tax rate for fiscal 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation, and current year valuation allowance changes, partially offset by the income tax benefit from various income tax credits.
As of March 30, 2024, we had $73.9 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax examinations that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.0 million over the next 12 months.
Note 13. Equity
Description of Lumentum Stock-Based Compensation Plans
Equity Incentive Plan
On November 17, 2023, our stockholders approved amendments to the Amended and Restated Equity Incentive Plan (the “2015 Plan”) to increase the number of shares of common stock reserved for issuance by an additional 3.0 million shares.
As of March 30, 2024, we had 5.0 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest within four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally have vesting period of three years. As of March 30, 2024, 4.1 million shares of common stock under the 2015 Plan were available for grant.
On November 28, 2023 we adopted and assumed the Cloud Light Share Option Scheme (the “Cloud Light Scheme”) in connection with the Cloud Light acquisition and we have reserved a total of 1.5 million shares of common stock for issuance thereunder, of which 1.1 million options was granted at the acquisition date.
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
During the nine months ended March 30, 2024, our board of directors approved grants of 1.9 million RSUs, which primarily vest over three years.
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
During the nine months ended March 30, 2024, our board of directors approved a grant of 0.3 million PSUs with an aggregate grant date fair value of $16.0 million to executive and non-executive employees as part of our revised Annual Incentive Plan. These PSUs are subject to performance targets and service conditions, with a vesting period of one year. The board of directors also approved a grant of 0.4 million PSUs with an aggregate grant date fair value of $19.9 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurements, as well as service conditions, over three years.
Employee Stock Purchase Plan
Our 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 0.9 million shares remained available for issuance as of March 30, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of sales	$8.5	$6.9	$23.5	$19.1
Research and development	9.8	11.0	30.1	31.2
Selling, general and administrative	13.3	15.2	44.7	66.0
Total stock-based compensation	$31.6	$33.1	$98.3	$116.3
Stock-based compensation for the nine months ended April 1, 2023 includes $11.9 million of expenses related to the acceleration of certain equity awards in connection with the NeoPhotonics acquisition.
During the three months ended March 30, 2024, we recorded $0.9 million of net reversal of stock-based compensation related to PSUs due to decline in the anticipated achievement of performance conditions. During the nine months ended March 30, 2024, we recorded $3.6 million of stock-based compensation related to PSUs. During the three and nine months ended April 1, 2023, we recorded $3.5 million and $17.0 million of stock-based compensation related to PSUs, respectively. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Income tax benefit associated with stock-based compensation	$3.6	$3.3	$6.1	$9.7
Approximately $16.0 million and $14.2 million of stock-based compensation was capitalized to inventory as of March 30, 2024 and July 1, 2023, respectively.
As of March 30, 2024, $153.4 million of stock-based compensation cost related to RSU awards remains to be amortized, which is expected to be recognized over an estimated amortization period of 2.0 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Award Activity
The following table summarizes our award activities for the nine months ended March 30, 2024 (in millions):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 1, 2023	—	$—	2.6	$85.0	0.6	$89.1
Replacement options in connection with Cloud Light acquisition	1.1	34.6	—	—	—	—
Granted	—	—	1.9	52.4	0.7	53.1
Vested/Exercised (1)	—	8.0	(1.2)	85.8	(0.1)	88.8
Canceled	—	—	(0.3)	72.8	(0.3)	84.1
Balance as of March 30, 2024	1.1	$34.6	3.0	$64.7	0.9	$65.8
(1) Vested/exercised number of shares related to stock options is less than 0.1 million.
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of July 1, 2023	2.7
Authorized in connection with Cloud Light acquisition	1.5
Replacement options in connection with Cloud Light acquisition	(1.1)
Authorized	3.0
Granted	(2.6)
Canceled	0.6
Balance as of March 30, 2024	4.1
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and nine months ended March 30, 2024 was $1.3 million and $3.6 million, respectively. The 2015 Purchase Plan expense for the three and nine months ended April 1, 2023 was $1.7 million and $3.7 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period.
During the nine months ended March 30, 2024, there were 0.2 million shares issued to employees through the 2015 Purchase Plan. During the nine months ended April 1, 2023, there were 0.1 million shares issued to employees through the 2015 Purchase Plan.
Repurchase and Retirement of Common Stock
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the nine months ended March 30, 2024, we did not repurchase any shares of our common stock. During the nine months ended April 1, 2023, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet and immediately retired all repurchased shares. As of March 30, 2024, we have $569.6 million remaining under the share buyback program.

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
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $369.8 million as of March 30, 2024 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Balance as of beginning of period	$10.1	$8.4	$6.8	$10.0
Warranties assumed in NeoPhotonics merger	—	—	—	0.7
Warranty assumed from Cloud Light	3.0	—	8.2	—
Provision for warranty	2.6	1.1	3.6	5.4
Utilization of reserve, net	(2.2)	(2.7)	(5.1)	(9.3)
Balance as of end of period	$13.5	$6.8	$13.5	$6.8
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. During the year ended July 1, 2023, we recorded $7.8 million with respect to the pending settlement of certain non-ordinary course litigation matters under accrued expenses in our consolidated balance sheet, which has not been settled as of March 30, 2024.
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
On August 16, 2022, the lead plaintiff moved for class certification and to be appointed class representative. Defendants opposed the motion. The action subsequently was stayed while the parties participated in a mediation. On January 18, 2023, the lead plaintiff filed a Notice of Settlement informing the court of an agreement in principle between the parties for a class-wide settlement of the Karri Lawsuit. On January 24, 2023, in light of the potential settlement, the court vacated all pretrial and trial dates and ordered the lead plaintiff to file a motion for preliminary approval of the settlement by March 17, 2023. The lead plaintiff filed his motion for preliminary approval of the settlement on March 16, 2023, and defendants filed a statement of non-opposition on March 30, 2023. On April 20, 2023, the court held a hearing on lead plaintiff’s motion for preliminary approval of the settlement. The court declined to grant lead plaintiff’s motion for preliminary approval and ordered lead plaintiff to file a revised motion by May 22, 2023. Lead plaintiff filed his Revised Motion for Preliminary Approval of Settlement (the “Amended Motion”) on May 22, 2023, defendants filed a response in support of the Amended Motion on June 5, 2023, and the lead plaintiff submitted his reply on June 12, 2023. The hearing on the Amended Motion took place on August 17, 2023 and the court preliminarily approved the settlement. In March 2024, the court approved the settlement amount of $15.3 million.
We recorded the court approved settlement amount of $15.3 million as accrued expenses in our condensed consolidated balance sheet as of March 30, 2024, of which $7.5 million represents the amount to be reimbursed by insurance and was recorded as prepayments and other current assets.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. As of March 30, 2024, we did not have any material indemnification claims that were probable or reasonably possible.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net revenue:
Cloud & Networking	$313.8	293.0	$830.2	$1,036.0
Industrial Tech	52.7	90.4	220.7	360.2
Net revenue	$366.5	$383.4	$1,050.9	$1,396.2
Segment profit (loss):
Cloud & Networking	$45.9	61.0	$98.9	$262.6
Industrial Tech	(2.7)	22.1	25.3	140.6
Total segment profit	43.2	83.1	124.2	403.2
Unallocated corporate items:
Selling, general and administrative (1)	(28.2)	(31.7)	(85.6)	(97.7)
Stock-based compensation	(31.6)	(33.1)	(98.3)	(104.4)
Stock-based compensation - acquisition related	—	—	—	(11.9)
Amortization of acquired intangibles	(42.1)	(30.0)	(108.7)	(98.3)
Amortization of acquired inventory fair value adjustments	(4.9)	(3.6)	(8.3)	(17.8)
Acquisition related costs	(0.5)	—	(13.5)	(16.2)
Integration related costs	(10.2)	(10.6)	(29.7)	(19.2)
Restructuring and related charges	(19.2)	(1.6)	(36.0)	(24.8)
Abnormal excess capacity (2)	(11.9)	—	(13.7)	—
Litigation matters	—	—	—	(7.8)
Intangible asset write-off	—	(11.5)	—	(11.5)
Other charges, net (3)	(9.2)	(12.4)	(31.0)	(53.4)
Interest expense	(9.0)	(8.7)	(28.4)	(26.1)
Other income, net (4)	16.2	11.4	50.8	28.9
Consolidated loss before income taxes	$(107.4)	$(48.7)	$(278.2)	$(57.0)
(1) We do not allocate selling, general and administrative expenses that are not directly attributable to our operating segments.
(2) Abnormal excess capacity for the three months ended March 30, 2024 represents excess capacity attributable to a near-term reduction in our manufacturing production, primarily driven by our non-recurring inventory reduction effort following the disruptions in the supply chain due to the COVID-19 pandemic and factory consolidation efforts.
(3) Other charges, net for the three months ended March 30, 2024 primarily relate to $4.8 million of non-recurring legal and tax related fees and $1.7 million of net excess and obsolete inventory, offset by various miscellaneous gains. The excess and obsolete inventory charges relate to charges that are not attributable to our operating segments due to their unusual nature, primarily those charges driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers.
Other charges, net for the nine months ended March 30, 2024 primarily relate to $10.9 million of net excess and obsolete inventory, $10.2 million of non-recurring legal and tax related fees, and $4.4 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, offset by various miscellaneous gains. The excess and obsolete inventory charges relate to charges that are not attributable to our operating segments due to their unusual nature, primarily those charges driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers.
Other charges, net for the three months ended April 1, 2023 primarily relate to $8.0 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other charges, net for the nine months ended April 1, 2023 primarily relate to $27.0 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, $6.7 million of non-recurring legal and professional fees, and $5.4 million of excess and obsolete inventory charges primarily driven by synergies as a result of the NeoPhotonics integration.
(4) Other income, net for the three months ended March 30, 2024 includes interest and investment income of $12.6 million, offset by foreign exchange and other gains, net of $3.7 million. Other income, net for the nine months ended March 30, 2024 includes interest and investment income of $51.4 million, offset by foreign exchange and other loss, net of $0.5 million.
Other income, net for the three months ended April 1, 2023 includes interest and investment income of $11.9 million, offset by net foreign exchange losses of $0.5 million. Other income, net for the nine months ended April 1, 2023 includes interest and investment income of $24.4 million, net foreign exchange gains of $4.4 million and other income of $0.1 million.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$129.9	35.4%	$68.3	17.8%	$274.0	26.2%	$196.0	14.0%
Mexico	18.9	5.2	20.5	5.4	74.0	7.0	137.5	9.8
Other Americas	0.6	0.2	1.9	0.5	2.6	0.2	8.0	0.6
Total Americas	$149.4	40.8%	$90.7	23.7%	$350.6	33.4%	$341.5	24.4%

Asia-Pacific:
Hong Kong	$62.0	16.9%	$46.5	12.1%	$192.6	18.3%	$190.0	13.6%
South Korea	16.2	4.4	28.5	7.4	62.0	5.9	148.2	10.6
Japan	16.6	4.5	41.8	10.9	67.9	6.5	137.4	9.8
Thailand	44.0	12.0	67.8	17.7	147.5	14.0	203.2	14.6
Other Asia-Pacific	46.0	12.6	61.5	16.0	135.0	12.8	235.1	16.8
Total Asia-Pacific	$184.8	50.4%	$246.1	64.1%	$605.0	57.5%	$913.9	65.5%

EMEA	$32.3	8.8%	$46.6	12.2%	$95.3	9.1%	$140.8	10.1%

Total net revenue	$366.5	100.0%	$383.4	100.0%	$1,050.9	100.0%	$1,396.2	100.0%

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth net revenue generated from a single customer that represented 10% or greater of the total net revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Customer A	28.5%	*	18.7%	*
Customer B	*	12.7%	*	*
Customer C	*	10.7%	12.1%	16.1%
Customer D	*	*	*	13.1%
*Represents less than 10% of total net revenue
The following table sets forth accounts receivable from a single customer that represented 10% or greater of the total accounts receivable for the periods presented:

	March 30, 2024	July 1, 2023
Customer 1	18.9%	*
Customer 2	*	14.3%
Customer 3	*	11.9%
Customer 4	*	11.9%
*Represents less than 10% of total accounts receivable
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	March 30, 2024	July 1, 2023
Property, plant and equipment, net
United States	$134.2	$134.7
Thailand	135.9	132.0
Japan	80.1	93.0
United Kingdom	80.2	38.2
China	92.0	42.1
Other countries	56.3	49.5
Total property, plant and equipment, net	$578.7	$489.5
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Taiwan, Thailand and Malaysia. The following table sets forth accounts receivable from a single contract manufacturer that represented 10% or greater of our total net inventory purchases for the periods presented:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Contract Manufacturer A	24.7%	44.4%	30.6%	42.4%
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by segment and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below discloses our total net revenue attributable to each of our two reportable segments (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Cloud & Networking	$313.8	85.6%	293.0	76.4%	$830.2	79.0%	$1,036.0	74.2%
Industrial Tech	52.7	14.4%	90.4	23.6%	220.7	21.0%	360.2	25.8%
Net revenue	$366.5	100.0%	$383.4	100.0%	$1,050.9	100.0%	$1,396.2	100.0%
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	March 30, 2024	July 1, 2023	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$229.8	$246.1	$(16.3)	(6.6)%
Deferred revenue and customer deposits	Other current liabilities	$0.8	$2.1	$(1.3)	(61.9)%

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the expected benefits of our acquisitions, including Cloud Light and the ongoing integration of Cloud Light and NeoPhotonics, macroeconomic conditions, including supply chain conditions and inventory management by our customers, the effects of the COVID-19 pandemic, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and research and development efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Cloud & Networking
Our Cloud & Networking products include a comprehensive portfolio of optical and photonic components, modules, and subsystems supplied to network operator and network equipment manufacturer customers building cloud data center infrastructure, including that for artificial intelligence and machine learning (“AI/ML”) and data center interconnect (“DCI”) applications, and communications service provider networks, including in access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) network infrastructure. Our Cloud & Networking products also support network equipment manufacturers building enterprise network infrastructure, including storage-area networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). Demand for our Cloud & Networking products is driven by the continual growth in network capacity required for cloud computing and services, including for AI/ML, streaming video and video conferencing, wireless and mobile devices, and internet of things (“IoT”).
Industrial Tech
Our Industrial Tech products include solid-state lasers, kilowatt-class fiber lasers, diode lasers, and gas lasers, which address applications in numerous end-markets. In the consumer end-market, our laser light sources are integrated into our customers’ 3D sensing cameras, which are used in mobile devices, payment kiosks, and other consumer electronics devices to enable applications including biometric identification, computational photography and virtual and augmented reality. In the automotive end-market, our lasers are used in our customers’ LiDAR and other optical sensor devices, which are increasingly being used in advanced driver assistance systems (“ADAS”) and in-cabin driver and occupant monitoring systems. In the industrial manufacturing end-market, our lasers are incorporated into our customers’ manufacturing machine tools used for the precision processing of materials in a range of industries including semiconductor device and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Our products can also be used in the industrial end-market in imaging and sensing systems for process feedback and control, quality assurance, and waste reduction. Adoption of our products in the industrial end-market is driven by the needs of customers to advance semiconductor and microelectronics industry roadmaps, and by Industry 4.0/5.0 trends, including increasing manufacturing precision and flexibility and reducing waste and environmental impact. Demand for our products in the industrial end-market is driven by end-customer investments in manufacturing capacity. Our lasers also address certain semiconductor inspection and life-science applications.
Acquisition of Cloud Light
On October 29, 2023, Lumentum and Cloud Light Technology Limited (“Cloud Light”) entered into a definitive merger agreement (the “Merger Agreement”). On November 7, 2023 (the “Closing date”), we completed the acquisition of Cloud Light. Cloud Light designs, markets, and manufactures advanced optical modules for data center interconnect applications. The acquisition enables us to be well-positioned to serve the growing needs of cloud & networking customers, particularly those focused on optimizing their data center infrastructure for the demands of AI/ML. On the Closing date, we paid $705.0 million of total cash consideration to Cloud Light. Additionally, each of Cloud Light’s outstanding options was exchanged for a combination of cash and options to acquire Lumentum common stock having equivalent value (the “replacement options”). These replacement options have a total fair value of $38.9 million as of the Closing date, of which $23.5 million attributed to pre-acquisition service is recorded as part of purchase price consideration and the remaining $15.4 million is recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the acquisition Closing date. We also incurred a total of $9.4 million of merger-related costs, representing professional and other direct acquisition costs, which was recorded as general and administrative expense in the consolidated statement of operations. Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements.
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

Supply Chain and Inventory Management
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
In addition, in response to component shortages, certain of our customers accumulated inventory that they are now managing down as supply conditions improve. Accordingly, customer orders have declined in recent periods and certain customers have not taken the shipments we had originally projected due to their inventory management. As customers manage their inventory down, our revenue has declined and our margins are adversely impacted as we are not able to fully recover costs, such as underutilized manufacturing capacity, associated with the forecasted demand and we may incur excess and obsolescence charges from unsold inventory. In the fiscal third quarter of 2024, inventory reduced by $51.0 million compared to the fiscal second quarter of 2024, due to our focused effort to manage our production and inventory levels. We plan to continue to manage down our inventory levels during the next several quarters.
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
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended July 1, 2023 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three and nine months ended March 30, 2024.

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
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Segment net revenue:
Cloud & Networking	85.6%	76.4%	79.0%	74.2%
Industrial Tech	14.4	23.6%	21.0	25.8%
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	77.7	65.9	75.1	60.9
Amortization of acquired developed intangibles	6.1	4.9	5.9	4.8
Gross profit	16.2	29.2	19.1	34.3
Operating expenses:
Research and development	21.1	22.3	21.8	16.8
Selling, general and administrative	21.2	19.9	22.4	20.1
Restructuring and related charges	5.2	0.4	3.4	1.8
Total operating expenses	47.5	42.6	47.7	38.6
Loss from operations	(31.3)	(13.4)	(28.6)	(4.3)
Interest expense	(2.5)	(2.3)	(2.7)	(1.9)
Other income, net	4.4	3.0	4.8	2.1
Loss before income taxes	(29.3)	(12.7)	(26.5)	(4.1)
Income tax provision (benefit)	5.3	(2.5)	1.5	1.0
Net loss	(34.7)%	(10.3)%	(28.0)%	(5.1)%

Financial data for the three and nine months ended March 30, 2024
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2024	April 1, 2023	Change	Percentage Change	March 30, 2024	April 1, 2023	Change	Percentage Change
Segment net revenue:
Cloud & Networking	$313.8	293.0	$20.8	7.1%	$830.2	$1,036.0	$(205.8)	(19.9)%
Industrial Tech	52.7	90.4	(37.7)	(41.7)%	220.7	360.2	(139.5)	(38.7)%
Net revenue	$366.5	$383.4	$(16.9)	(4.4)%	$1,050.9	$1,396.2	$(345.3)	(24.7)%

Gross profit	$59.5	$112.0	$(52.5)	(46.9)%	$200.2	$479.4	$(279.2)	(58.2)%
Gross margin	16.2%	29.2%			19.1%	34.3%

Research and development	$77.2	$85.4	$(8.2)	(9.6)%	$229.0	$233.9	$(4.9)	(2.1)%
Percentage of net revenue	21.1%	22.3%			21.8%	16.8%

Selling, general and administrative	$77.7	$76.4	$1.3	1.7%	$235.8	$280.5	$(44.7)	(15.9)%
Percentage of net revenue	21.2%	19.9%			22.4%	20.1%

Restructuring and related charges	$19.2	$1.6	$17.6	N/A	$36.0	$24.8	$11.2	45.2%
Percentage of net revenue	5.2%	0.4%			3.4%	1.8%
Net Revenue
Net revenue decreased by $16.9 million, or 4.4%, during the three months ended March 30, 2024 compared to the three months ended April 1, 2023, driven by a $37.7 million decrease in Industrial Tech revenue, offset by a $20.8 million increase in Cloud & Networking revenue. The decrease in Industrial Tech net revenue is primarily due to higher market competition, which reflects share normalization in the market, as well as reduction in demand associated with a build-up of inventory and resulting inventory management actions by our customers. The increase in Cloud & Networking net revenue is primarily due to $84.6 million of revenue generated by Cloud Light and $30.5 million of increase in revenue driven by growing customer demand in cloud applications, offset by reduction in shipment primarily driven by U.S. trade restriction and demand drop associated with a build-up of inventory and resulting inventory management actions by our customers.
Net revenue decreased by $345.3 million, or 24.7%, during the nine months ended March 30, 2024 compared to the nine months ended April 1, 2023, driven by a $205.8 million decrease in Cloud & Networking revenue and a $139.5 million decrease in Industrial Tech revenue. The decrease in Cloud & Networking net revenue is primarily due to reduction in shipment primarily driven by U.S. trade restriction and demand drop associated with a build-up of inventory and resulting inventory management actions by our customers, offset by $144.1 million of revenue generated by Cloud Light. The decrease in Industrial Tech net revenue is primarily due to higher market competition, which reflects share normalization in the market, as well as reduction in demand associated with a build-up of inventory and resulting inventory management actions by our customers.

The following table sets forth net revenue generated from a single customer that represented 10% or greater of the total net revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Customer A	28.5%	*	18.7%	*
Customer B	*	12.7%	*	*
Customer C	*	10.7%	12.1%	16.1%
Customer D	*	*	*	13.1%
*Represents less than 10% of total net revenue
.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$129.9	35.4%	$68.3	17.8%	$274.0	26.2%	$196.0	14.0%
Mexico	18.9	5.2	20.5	5.4	74.0	7.0	137.5	9.8
Other Americas	0.6	0.2	1.9	0.5	2.6	0.2	8.0	0.6
Total Americas	$149.4	40.8%	$90.7	23.7%	$350.6	33.4%	$341.5	24.4%

Asia-Pacific:
Hong Kong	$62.0	16.9%	$46.5	12.1%	$192.6	18.3%	$190.0	13.6%
South Korea	16.2	4.4	28.5	7.4	62.0	5.9	148.2	10.6
Japan	16.6	4.5	41.8	10.9	67.9	6.5	137.4	9.8
Thailand	44.0	12.0	67.8	17.7	147.5	14.0	203.2	14.6
Other Asia-Pacific	46.0	12.6	61.5	16.0	135.0	12.8	235.1	16.8
Total Asia-Pacific	$184.8	50.4%	$246.1	64.1%	$605.0	57.5%	$913.9	65.5%

EMEA	$32.3	8.8%	$46.6	12.2%	$95.3	9.1%	$140.8	10.1%

Total net revenue	$366.5	100.0%	$383.4	100.0%	$1,050.9	100.0%	$1,396.2	100.0%
For the three and nine months ended March 30, 2024, net revenue from customers outside the United States, based on customer shipping location, represented 64.7% and 73.9% of net revenue, respectively.
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

Gross Margin
Gross margin for the three months ended March 30, 2024 decreased to 16.2% from 29.2% for the three months ended April 1, 2023. The decrease was primarily due to lower sales of telecom products, which negatively impacted gross margin by approximately 9.7%. Additionally, gross margin was impacted by $11.9 million of abnormal excess capacity as a result of our manufacturing synergy plans driven by restructuring efforts in connection with the integration of NeoPhotonics, transferring product lines out of China due to U.S. trade restrictions, and a drop in demand due to customers actively working to reduce their elevated inventory levels, as well as $3.6 million of higher amortization of intangibles due to the Cloud Light acquisition.
Gross margin for the nine months ended March 30, 2024 decreased to 19.1% from 34.3% for the nine months ended April 1, 2023. The decrease was primarily due to a less profitable mix of products, including lower sales of telecom products, which negatively impacted gross margin by approximately 6.8%, as well as lower sales of imaging and sensing products, which negatively impacted gross margin by approximately 3.0%. Additionally, gross margin was impacted by $13.7 million of abnormal excess capacity as a result of our manufacturing synergy plans driven by restructuring efforts in connection with the integration of NeoPhotonics, transferring product lines out of China due to U.S. trade restrictions, and a drop in demand due to customers actively working to reduce their elevated inventory levels, as well as $14.6 million of higher inventory excess and obsolescence charges primarily due to U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers and customer demand changes as a result of product transitions. The decrease in gross margin was partially offset by $9.5 million of lower amortization of acquired inventory resulting from our acquisitions of NeoPhotonics in August 2022 and Cloud Light in November 2023.
The markets in which we sell products are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonality and variants in buying patterns. We expect these factors to result in variability of our gross margin.
Segment Profit (Loss)
The following table summarizes segment profit (loss) for each of our operating segments (in millions). Comparative prior period segment information has been recast to conform to the new segment structure.

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cloud & Networking	$45.9	$61.0	$98.9	$262.6
Industrial Tech	(2.7)	22.1	25.3	140.6
Cloud & Networking segment profit decreased by $15.1 million, or 24.8%, during the three months ended March 30, 2024 as compared to the same period in the prior year primarily due to lower sales of telecom products, which negatively impacted segment profit by $43.2 million, partially offset by $28.0 million of segment profit due to higher cloud data center revenue, including revenue from the acquisition of Cloud Light. Industrial Tech segment profit decreased by $24.8 million, or 112.2%, during the three months ended March 30, 2024 as compared to the same period in the prior year primarily due to lower revenue and a less profitable mix of products, including lower sales of higher margin imaging and sensing products due to share normalization, which negatively impacted segment profit by $11.7 million.

Cloud & Networking segment profit decreased by $163.7 million, or 62.3%, during the nine months ended March 30, 2024 as compared to the same period in the prior year primarily due to lower segment revenue and lower sales from telecom products, which negatively impacted segment profit by $162.1 million. Industrial Tech segment profit decreased by $115.3 million, or 82.0%, during the nine months ended March 30, 2024 as compared to the same period in the prior year primarily due to lower revenue and a less profitable mix of products, including lower sales of higher margin imaging and sensing products due to share normalization, which negatively impacted segment profit by $68.6 million.

Research and Development (“R&D”)
R&D expense decreased by $8.2 million, or 9.6% for the three months ended March 30, 2024 compared to the three months ended April 1, 2023, primarily due to a charge of $11.5 million recorded during the three months ended April 1, 2023 related to a write-off of in-process research and development intangible assets acquired from NeoPhotonics for projects that we subsequently decided not to pursue, offset by $1.0 million of higher spending in software and computer supplies used for R&D purposes.
R&D expense decreased by $4.9 million, or 2.1% for the nine months ended March 30, 2024 compared to the nine months ended April 1, 2023, primarily due to a charge of $11.5 million recorded during the nine months ended April 1, 2023 related to a write-off of in-process research and development intangible assets acquired from NeoPhotonics for projects that we subsequently decided not to pursue, offset by $4.0 million of higher spending in software and computer supplies used for R&D purposes.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. Despite signs of a challenging macroeconomic environment, we plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $1.3 million, or 1.7%, during the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase was driven by $8.1 million of incremental amortization of intangible assets associated with the Cloud Light acquisition, substantially offset by a reduction in payroll related expenses as a result of recent restructuring actions and $2.4 million of lower outside consultant costs as a result of business and system integrations efforts.
SG&A expense decreased by $44.7 million, or 15.9%, during the nine months ended March 30, 2024 compared to the nine months ended April 1, 2023. The decrease in SG&A expense for the nine months ended March 30, 2024 was primarily driven by the overall reduction in payroll related expenses as a result of recent restructuring actions, $17.8 million of lower outside consultant costs as a result of business and system integrations efforts, $21.3 million of lower stock-based compensation, $7.8 million of lower legal costs with respect to the settlement of certain non-ordinary course litigation matters and $3.1 million of lower acquisition related costs as a result of the timing of our recent acquisitions, partially offset by $13.9 million of incremental amortization of intangible assets associated with the Cloud Light acquisition. In connection with the merger with NeoPhotonics that occurred in August 2022, certain equity awards for NeoPhotonics employees were accelerated, resulting in $11.9 million of stock-based compensation recognized during the nine months ended April 1, 2023.
From time-to-time, we incur expenses that are not part of our ordinary operations, such as mergers and acquisition-related and litigation expenses, which generally increase our SG&A expenses and potentially impact our profitability expectations in any particular period.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products, and align our business in response to market conditions. We also took certain actions in connection with the integration of NeoPhotonics.
During the three and nine months ended March 30, 2024, we recorded restructuring and related charges of $19.2 million and $36.0 million, respectively, primarily due to company-wide cost reduction initiatives, as well as our integration efforts as a result of the NeoPhotonics acquisition in August 2022.
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

Interest Expense
For the three months ended March 30, 2024 and April 1, 2023, we recorded interest expense of $9.0 million and $8.7 million, respectively. For the nine months ended March 30, 2024 and April 1, 2023, we recorded interest expense of $28.4 million and $26.1 million, respectively. Interest expense relates to the amortization of the debt discount and issuance costs of our convertible notes. The increase in interest expense for the three and nine months ended March 30, 2024 is due to our 2029 Notes (as defined below) issued in June 2023, partially offset by the reduction of interest expense related to our 2024 Notes (as defined below) that matured and were fully paid in March 2024.
Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Foreign exchange and other gains (losses), net	$3.7	$(0.5)	$(0.5)	$4.4
Interest and investment income, net	12.6	11.9	51.4	24.4
Other income (expense), net	(0.1)	—	(0.1)	0.1
Total other income, net	$16.2	$11.4	$50.8	$28.9
Other income, net for the three months ended March 30, 2024 increased by $4.8 million from the three months ended April 1, 2023 primarily due to an increase in income from foreign exchange of $4.2 million as a result of the strengthening of other foreign currencies relative to the U.S. dollar during the three months ended March 30, 2024.
Other income, net for the nine months ended March 30, 2024 increased by $21.9 million from the nine months ended April 1, 2023 primarily due to $27.0 million of increase in interest and investment income driven by an increase in interest rates on our fixed income securities, offset by a decrease in income from foreign exchange of $4.9 million as a result of the weakening of other foreign currencies relative to the U.S. dollar during the nine months ended April 1, 2023.
Provision (Benefit) for Income Taxes
The following table summarizes provision (benefit) for income taxes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Income tax provision (benefit)	$19.6	$(9.4)	$15.8	$14.4
We recorded a tax provision of $19.6 million and $15.8 million for the three and nine months ended March 30, 2024, respectively. Our tax provision for the three months ended March 30, 2024 includes a discrete tax expense of $17.6 million primarily related to the establishment of a partial valuation allowance against certain deferred tax assets, withholding taxes, and changes in prior year uncertain tax positions, partially offset by the tax benefit of tax rate changes. Our tax provision for the nine months ended March 30, 2024 includes a discrete tax expense of $19.2 million, primarily related the establishment of a partial valuation allowance against certain deferred tax assets, withholding taxes, a shortfall in connection with stock-based compensation vested during the period, and interest on uncertain tax positions, partially offset by the tax benefit from tax rate changes.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. During the three-months ended March 30, 2024, we determined that a portion of our deferred tax assets related to certain tax credit carryforwards are not more-likely-than-not to be realized, and we established a valuation allowance of $10.9 million against such deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.

We recorded a tax benefit of $9.4 million and a tax provision of $14.4 million for the three and nine months ended April 1, 2023, respectively. Our tax benefit for the three months ended April 1, 2023 includes a discrete tax expense of $9.8 million, primarily related to a tax planning action that was implemented during the quarter relating to fiscal year 2022 and changes in prior year uncertain tax positions, partially offset by a shortfall in connection with stock-based compensation vested during the quarter. Our tax provision for the nine months ended April 1, 2023 includes a discrete tax expense of $7.2 million, primarily related to the international restructuring, partially offset by the tax benefits from tax rate changes, a tax planning action that was implemented during the quarter relating to fiscal year 2022, and changes in prior year uncertain tax positions.
In accordance with the guidance in ASC 740, we review whether our deferred tax assets are more likely than not to be realizable in the future. During the three months ended March 30, 2024, we determined that a portion of our deferred tax assets related to certain tax credit carryforwards were not expected to be realized on a more-likely-than-not basis. As such, we recognized a tax expense of $10.9 million to establish a partial valuation allowance against our deferred tax assets in the U.S.
Our estimated effective tax rate for fiscal 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation, and current year valuation allowance changes, partially offset by the income tax benefit from various income tax credits.
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
Financial Condition
Liquidity and Capital Resources
As of March 30, 2024 and July 1, 2023, our cash and cash equivalents were $425.0 million and $859.0 million, respectively. As of March 30, 2024 and July 1, 2023, our short-term investments of $445.9 million and $1,154.6 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy provide for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of March 30, 2024 and July 1, 2023 was $216.5 million and $298.4 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Switzerland, the Cayman Islands, Thailand and Brazil. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of March 30, 2024 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.

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
Contractual Obligations
The following table summarizes our contractual obligations as of March 30, 2024, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments Due
	Total	Less Than 1 Year	More Than 1 Year
Contractual Obligations
Asset retirement obligations	$7.5	$—	$7.5
Operating lease liabilities, including imputed interest (1)	72.2	17.9	54.3
Pension plan contributions (2)	2.2	2.2	—
Purchase obligations (3)	369.8	319.6	50.2
Convertible notes - principal (4)	2,514.7	—	2,514.7
Convertible notes - interest (4)	89.5	18.8	70.7
Total	$3,055.9	$358.5	$2,697.4
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of March 30, 2024, we expect to receive sublease income of approximately $3.6 million over the sublease periods.
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
(4) The amounts related to convertible notes include principal and interest on our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”), and principal and interest on our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”). The 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, and the 2029 Notes have a maturity date of December 15, 2029. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversions. On March 15, 2024, the maturity date of the 2024 Notes, we repaid the outstanding $323.1 million principal amount of the 2024 Notes in full. Refer to “Note 9. Debt” in the notes to condensed consolidated financial statements.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, which have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of March 30, 2024, the net carrying amount of our 2029 Notes of $599.1 million (principal balance of $603.7 million maturing in 2029) is presented in non-current liabilities. If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, the 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
As of March 30, 2024, the net carrying amount of our 2028 Notes of $856.5 million (which have an aggregate principal amount of $861.0 million outstanding that matures in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of March 30, 2024, the net carrying amount of our 2026 Notes of $1,046.8 million (which have an aggregate principal amount of $1,050.0 million outstanding that matures in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the nine months ended March 30, 2024, we did not repurchase any shares of our common stock. During the nine months ended April 1, 2023, we repurchased 0.3 million shares of our common stock at an average price of $89.80 per share for an aggregate purchase price of $25.7 million. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately. As of March 30, 2024, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Unrecognized Tax Benefits
As of March 30, 2024 and July 1, 2023, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $73.9 million and $64.4 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.

Cash Flows
Our balance of cash and cash equivalents decreased by $434.0 million from $859.0 million as of July 1, 2023 to $425.0 million as of March 30, 2024. The decrease in cash and cash equivalents during the nine months ended March 30, 2024 was due to cash used in financing activities of $336.4 million, cash used in investing activities of $86.8 million and cash used in operating activities of $10.8 million.
Operating Cash Flow
Cash used in operating activities was $10.8 million during the nine months ended March 30, 2024, which reflects a net loss of $294.0 million and changes in operating assets and liabilities of $19.1 million, offset by non-cash items of $302.3 million. Changes in operating assets and liabilities were primarily driven by a decrease in accounts payable of $82.8 million primarily due to lower inventory purchases and linearity of payments, and a decrease in income tax liabilities of $37.3 million primarily due annual income tax payments in Japan, offset by a decrease in accounts receivable of $37.2 million due to lower revenue and a decrease in inventories of $52.5 million primarily due to reduced inventory level in our Cloud & Networking business.
Cash provided by operating activities was $130.6 million during the nine months ended April 1, 2023, which reflects a net loss of $71.4 million and non-cash items of $346.5 million for the nine months ended April 1, 2023, offset by $144.5 million changes in our operating assets and liabilities. Changes in our operating assets and liabilities is mainly driven an increase in inventories of $80.6 million primarily related to prebuild inventory and safety stock, a decrease in accounts payable of $44.3 million lower purchases from our contract manufactures and linearity of payments, offset by a decrease in accounts receivable of $51.0 million due to lower revenue.
Investing Cash Flow
Cash used in investing activities of $86.8 million during the nine months ended March 30, 2024 was attributable to cash used in the acquisition of Cloud Light of $700.9 million, net of cash acquired, capital expenditures of $108.4 million and an intangible asset acquisition of $4.0 million, offset by net proceeds from sales or maturities of short-term investments of $725.7 million and proceeds from sales of property and equipment of $0.8 million.
Cash used in investing activities of $803.1 million during the nine months ended April 1, 2023 was attributable to the acquisition of NeoPhotonics and IPG product lines in the amount of $861.6 million, net of cash acquired, and capital expenditures of $92.2 million, partially offset by net proceeds from sales or maturities of short-term investments of $150.6 million.
Financing Cash Flow
Cash used in financing activities of $336.4 million during the nine months ended March 30, 2024 was attributable to $323.1 million of repayment of the principal amount of 2024 Notes upon maturity, tax payments related to net share settlement of restricted stock of $20.6 million, offset by $7.3 million of proceeds from employee stock plans.
Cash used in financing activities of $68.5 million during the nine months ended April 1, 2023 was driven by the repurchase of shares of our common stock of $35.8 million, tax payments related to net share settlement of restricted stock of $33.4 million, and $5.9 million of repayments for all the term loans that we assumed in connection with our merger with NeoPhotonics, offset by $6.6 million of proceeds from employee stock plans.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange gain of $3.7 million and loss of $0.5 million, respectively, in the condensed consolidated statements of operations for the three and nine months ended March 30, 2024.
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
We issued the 2029 Notes in June 2023, the 2028 Notes in March 2022, the 2026 Notes in December 2019 and the 2024 Notes in March 2017. The 2024 Notes matured in March 2024. As of March 30, 2024, the aggregate principal amount of the 2029 Notes, 2028 Notes and 2026 Notes is $603.7 million, $861.0 million, $1,050.0 million, respectively, and bear interest at a rate of 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2029 Notes, 2028 Notes and 2026 Notes will mature on December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes.
Interest Rate Fluctuation Risk
As of March 30, 2024, we had cash, cash equivalents, and short-term investments of $870.9 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of March 30, 2024, the weighted-average life of our investment portfolio was approximately seven months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 30, 2024, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.7 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.4 million.
Bank Liquidity Risk
As of March 30, 2024, we had approximately $287.2 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•the impact of a widespread health crisis, including the effects of the COVID-19 pandemic;
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
Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures and factors beyond our control, such as the COVID-19 pandemic, and the related supply chain disruptions and labor market constraints have created heightened risk that sole suppliers or limited number of suppliers may be unable to meet their obligations to us. Difficulties in obtaining the materials, or services used in the conduct of our business or additional fees or higher prices to do so, have adversely affected our revenue and results of operations, and further challenges or decisions to seek alternate suppliers to secure supply in order to meet demand would increase our costs and reduce our profitability.

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
In August 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. (“Huawei”) to items produced domestically and abroad from U.S. technology and software. The final rules prevent us from selling certain products subject to the Export Administration Regulations (“EAR”) to identified Huawei entities without a license issued by BIS. Further, even if there are products unaffected by the rule or for which we are able to obtain an export license, Huawei may not be able to source products from other suppliers due to the final rules, which could impact Huawei’s demand for our products. We are dependent upon our ability to obtain export licenses or use exceptions to export license requirements, from U.S. and other foreign regulatory agencies. In certain cases, the exceptions are technical and fact specific and may be open to interpretation. There is no assurance that we will be issued these licenses or be able to make use of these exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and operating results. We have submitted voluntary disclosures to BIS regarding certain product shipments we made to Huawei following the adoption of the final rules. We have not yet received any final determinations from BIS, but in the event that we are found to have violated the EAR, even inadvertently, we may be subject to significant monetary and non-monetary penalties, criminal proceedings or a denial of export privileges.
Under the current regulatory regime, our business with Huawei has been significantly more limited than it was in the past. For example, we have been unable to supply certain restricted products and may be limited or unable to work with Huawei on future product developments while Huawei remains on the Entity List, which has negatively impacted our revenue from Huawei and has negatively impact our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves.
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration and scope of the restrictions enacted in May 2019 and thereafter, including the restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government also added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. BIS has continued to add other China-based technology companies to the Entity List, including those tied to super computing and artificial intelligence, further expanding the scope of companies subject to trade restrictions. In addition, various other U.S. agencies have implemented and are considering additional changes to the regulations to increase controls over advanced computing chips/computers and related technologies. Any further limitation that impedes our ability to export or sell our products and services could materially adversely affect our business, results of operations, financial condition and cash flows.

We also manufactured customized products for Huawei, and therefore have been unable to sell certain finished goods inventory to alternative customers or may be unable to utilize such manufacturing capabilities for products for alternative customers. In addition, we sold various non-customized products to Huawei in which Huawei represents a significant portion of the related products’ demand. We have taken charges for common components which become excess as a result of the inability to sell to Huawei. Additional charges may also occur with respect to customized products that we manufacture for other customers in the event that such customers were to be added to the Entity List or otherwise if our ability to sell to such customers were restricted. We believe this trade uncertainty has caused and may in the future cause delays or cancellations, which could adversely affect our business, financial conditions and operating results. For example, in December 2023, we were notified by certain critical IC suppliers that service the industry broadly that their products do not comply with the latest export regulations. Consequently, we stopped the majority of our product shipments to our historically largest networking customer in China in the beginning of calendar year 2024. Our assumption is that the export restrictions related to Huawei will continue, and we may be subject to additional export restrictions that may adversely impact our business.
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
We have also seen, and may continue to see, our gross margins negatively impacted by increases in component costs, logistics costs, elevated inventory balances, and pricing pressure. Failure to sustain or improve our gross margins reduces our profitability and may materially and adversely affect our business, financial condition and results of operations.
Challenges relating to supply chain constraints, including semiconductor components, could adversely impact our business, results of operations and financial condition.
Due to increased demand across a range of industries, our business and customers’ businesses have experienced and could experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages. These supply constraints have adversely affected and could further affect availability, lead-times and cost of components, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and have resulted in and may continue to result in an increase in accelerated ordering for certain of our products. As a result of accelerated ordering, our customers have had inventory backlog that they have been managing down, resulting in reduced ordering as compared to prior levels. Ordering patters may be difficult to predict and we have experienced and may continue to experience negative impacts to our revenue and profitability as well as our ability to achieve our forecasts.
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

•impacts related to business disruptions and restrictions related to pandemics and endemics, such as COVID-19, including supply chain disruptions and labor shortages and differential impacts in different regions and geographies;
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
In addition to the above risks related to our international operations, we also face risks related to pandemics and epidemics, such as the COVID-19 pandemic. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have a material and adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers.
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
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, United Kingdom, and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time-to-time we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, damage caused by natural disasters, or other problems or events beyond our control, including pandemics or epidemics such as COVID-19, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our manufacturing is heavily concentrated in regions in Asia, and we would be severely impacted if there were public health related restrictions imposed by governments or private industry in that region. For example, in the third quarter of fiscal 2022, we experienced a temporary factory closure in China as a result of an increase in the number of COVID-19 cases, as required by local government mandates.
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
Additionally, if operations at these contract manufacturers are adversely impacted, such as by natural disasters, or restrictions due to the potential impact of pandemics and epidemics, such as COVID-19 disruptions or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Our ability to control the quality of products produced by contract manufacturers has and may in the future be impaired by pandemics or widespread health epidemics disruptions, and quality issues might not be resolved in a timely manner. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufacturers, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and adversely affect our results of operations and could harm our existing customer relationships.
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
Further, certain of our suppliers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our suppliers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. Uncertainty with respect to our suppliers’ abilities due to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries has recently increased. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, for example, tariffs on the import of certain products manufactured in China, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results and financial condition.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could materially and adversely affect our operating and financial results. Since March 2017, we issued and sold a total of $2,964.7 million in aggregate principal amount of convertible notes, of which $2,514.7 million remains outstanding. We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, uncertainty in the macroeconomic environment, increasing interest rates and other factors have resulted in volatility in the capital markets and less favorable financing terms. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, on May 16, 2019, Huawei was added to the BIS Entity List, additional regulatory restrictions were imposed in May and August 2020 and in October 2022 to the Foreign-Produced Direct Product Rule, which impose limitations on the supply of certain U.S. items and product support to Huawei. BIS has continued to add Chinese-based entities to the Entity List and, on May 22, 2020, FiberHome Technologies was added to the Entity List. These actions have resulted in escalating tensions between the U.S. and China and create the possibility that the Chinese government may take additional steps to retaliate against U.S. companies or industries. We cannot predict what additional actions the U.S. government may take with respect to Huawei beyond what is described above or to other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers. For example, BIS has stopped issuing licenses for the export of most products to Huawei. Various U.S. agencies have implemented and are considering additional changes to the regulations to increase controls over advanced computing chips/computers and related technologies. Any further limitation that impedes our ability to export or sell our products and services could materially adversely affect our business, results of operations, financial condition and cash flows.
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
In many of the countries in which we operate, government bodies are increasingly enacting legislation and regulations in response to potential impacts of climate change. Many of these laws and regulations are mandatory. They have the potential to impact our operations directly or indirectly as a result of required compliance by our customers or supply chain. For example, the E.U. and the SEC, as well as the state of California and other countries where we do business have adopted, and other states in the United States are considering, climate-change related laws. Inconsistency of regulations may also affect the costs of compliance with such laws and regulations. Assessments of the potential impact of future climate change legislation, regulation, and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate.
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
•pandemics and similar major health concerns, including the effects of the COVID-19 pandemic;
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
Servicing our existing and future indebtedness, including the 2026 Notes, 2028 Notes and 2029 Notes (collectively referred to as “the convertible notes”) may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the convertible notes and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We did not have any repurchases of shares of our common stock during the three months ended March 30, 2024, as shown in the table below. (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximation Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
December 31, 2023 to January 27, 2024	—	$—	—	$569.6
January 28, 2024 to February 24, 2024	—	$—	—	$569.6
February 25, 2024 to March 30, 2024	—	$—	—	$569.6
Total	—	$—	—	$569.6
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

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 30, 2024 and April 1, 2023; (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 30, 2024 and April 1, 2023; (iii) Condensed Consolidated Balance Sheets as of March 30, 2024 and July 1, 2023; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 30, 2024 and April 1, 2023; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended March 30, 2024 and April 1, 2023, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	May 6, 2024	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer