Form 10-K
period 2024-06-29
Lumentum Holdings Inc.
filed 2024-08-21
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,152 million, based on the closing sales price of the registrant’s common stock on December 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) of $52.42 per share, as reported on the NASDAQ Stock Market. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 14, 2024, the Registrant had 68.0 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K are hereby incorporated by reference from the definitive proxy statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 29, 2024.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the expected benefits of our acquisitions, macroeconomic conditions, including supply chain conditions and inventory management by our customers, the effects of the COVID-19 pandemic, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and research and development efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A of this Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
PART I
ITEM 1.    BUSINESS
General
Overview
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications. We operate in two end-market focused reportable segments, Cloud & Networking and Industrial Tech.
Our Cloud & Networking products include a comprehensive portfolio of optical and photonic components, modules, and subsystems supplied to cloud and communications network operators and network equipment manufacturers building cloud data center infrastructure, including products for AI/ML and data center interconnect (“DCI”) applications, and communications service provider networks, including products for access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) network infrastructure. Our Cloud & Networking products also support network equipment manufacturers building enterprise network infrastructure. Demand for our Cloud & Networking products is driven by the rapid growth in cloud and network capacity required for expanding cloud computing and services, including for AI/ML, streaming video and video conferencing, gaming, wireless and mobile devices, and internet of things (“IoT”).
Our Industrial Tech products include solid-state lasers, kilowatt-class fiber lasers, diode lasers, ultrafast lasers, and gas lasers, which address applications in numerous end-markets. In the industrial manufacturing end-market, our lasers are incorporated into our customers’ manufacturing machine tools used for the precision processing of materials in a range of industries including semiconductor device and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Our lasers also address certain semiconductor inspection and life-science applications. Our products can also be used in the industrial end-market in imaging and sensing systems for process feedback and control, quality assurance, and waste reduction. Adoption of our products in the industrial end-market is driven by the needs of customers to advance semiconductor and microelectronics industry roadmaps, including those that support cloud data center and AI/ML infrastructure, and by Industry 4.0/5.0 trends, including increasing manufacturing precision and flexibility and reducing waste and environmental impact. Demand for our products in the industrial end-market is driven by end-customer investments in manufacturing capacity. In the consumer end-market, our laser light sources are integrated into our customers’ 3D sensing cameras, which are used in mobile devices and other consumer electronics devices to enable applications including biometric identification, computational photography and virtual and augmented reality. In the automotive end-market, our lasers are used in our customers’ LiDAR and other optical sensor devices, which are being used in advanced driver assistance systems (“ADAS”) and in-cabin driver and occupant monitoring systems.

We have a global footprint that enables us to address global market opportunities for our products with employees engaged in research and development (“R&D”), administration, manufacturing, support and sales and marketing activities. We have manufacturing capabilities and facilities in North America, South America, Asia-Pacific and Europe. Our headquarters are located in San Jose, California, and we employed approximately 7,257 full-time employees around the world as of June 29, 2024.
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015. In August 2015, we were spun-off from JDSU and became an independent publicly traded company through the distribution of our common stock by JDSU to its stockholders. In 2015, the remaining parent company, JDSU was renamed Viavi Solutions Inc. (“Viavi”). Our business traces its origins to Uniphase Corporation, which was formed in 1979 and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later became a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU broadened the depth and breadth of what is now Lumentum’s businesses, as well as the intellectual property, technology and product offerings of the company. The fundamental laser and photonic component technologies which we acquired through various acquisitions form the basis of cloud and communications optical network infrastructure today. These technologies will continue to enable us to develop highly integrated products to satisfy our customers’ ever-increasing needs for smaller, lower power and lower cost optical and photonic products.
In December 2018, we completed the acquisition of Oclaro, Inc. (“Oclaro”). This acquisition strengthened our product portfolio, by adding Oclaro’s indium phosphide laser and photonic integrated circuit and coherent component and module capabilities which broadened our revenue mix and helps position us well to meet the future needs of our customers.
In August 2022, we completed the acquisition of NeoPhotonics Corporation (“NeoPhotonics”). The addition of NeoPhotonics expanded our opportunities in optical components used in cloud and telecom network infrastructure.
In August 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG telecom transmission product lines”) that develop and market products for use in telecommunications and datacenter infrastructure, including coherent Digital Signal Processors (“DSPs”), application-specific integrated circuits (“ASICs”) and optical transceivers.
In November 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). Cloud Light designs, markets, and manufactures advanced optical modules for data center interconnect applications. The acquisition enables us to be well-positioned to serve the growing needs of cloud and networking customers, particularly those customers focused on optimizing their data center infrastructure for the demands of AI/ML.
Industry Trends and Business Risks
Our business is driven by end-market applications leveraging the performance advantages of advanced optical and photonic solutions. We operate within global markets characterized by robust, long-term growth trends that are increasing demand for our products and technologies.
The convergence of factors including the growing reliance on data transmission, the rapid adoption of AI/ML, and the increasing digitalization of society is driving expansion in cloud data centers and the demand for higher-bandwidth network solutions. Lumentum's products and technologies are at the forefront of these trends, engineered to support increased data volumes and computational loads while meeting the industry's need for advanced network capabilities.
Additionally, the manufacturing industry's pursuit of higher precision, innovative materials, and improved efficiency fuels demand for industrial laser-based solutions. Lumentum is well-positioned to capitalize on this trend through the provision of ultrafast lasers for micromachining and advanced material processing, as well as laser-based 3D sensing and LiDAR technologies for applications across various sectors.
Our optical and photonic solutions, developed in close partnership with OEMs and end users, are well-positioned to capitalize on these emerging market opportunities. While we maintain a positive outlook on the long-term prospects for our products and technologies, we acknowledge the presence of industry and market risks and uncertainties. Fluctuations in supply and demand, exacerbated by the COVID-19 pandemic and subsequent inventory adjustments, coupled with evolving export regulations, have led to volatility in our financial performance and created uncertainty regarding future customer demand.

Industry Inventory Correction
In response to supply shortages caused by the COVID-19 pandemic, certain customers accumulated higher-than-normal inventory levels, including our products, as a precautionary measure. As supply constraints started easing, towards the latter half of fiscal year 2023, customers began reducing purchases of our products to align their inventory levels with more normalized levels of end-market demand. This inventory correction was amplified by similar actions subsequently taken by our customers' customers, who also sought to reduce their excess inventory by decreasing purchases. Consequently, our business has experienced a prolonged period of lower revenue, leading to significant underutilization of manufacturing capacity and reduced profit margins in fiscal year 2024. While we anticipate an eventual normalization of inventory levels across the supply chain, the timing and pace of this recovery remain uncertain and could be influenced by macroeconomic and financial market conditions.
For more information on risks associated with supply chain constraints and customer inventory, refer to Item 1A “Risk Factors” of this Annual Report.
Geopolitical Landscape Developments
As a global business with operations spanning diverse geographic regions, we are exposed to geopolitical risks. Fluctuations in the geopolitical landscape, including war, military conflicts, changes in export regulations, and shifts in national priorities and foreign relations policies, can significantly impact our business. For instance, modifications to trade restrictions and export regulations can adversely affect both product demand and our ability to supply customers, which would harm revenue and profit margins. Recent and continuing changes in export regulations pertaining to specific Chinese customers have resulted in substantial revenue losses from the Chinese market and inventory write-offs. Moreover, disruptions in our customers' supply chains due to geopolitical events could reduce or delay their demand for our products, ultimately impacting our revenue.
For more information on risks associated with the change in geopolitical landscape and regulatory actions, refer to Item 1A “Risk Factors” of this Annual Report.

Reportable Segments
Prior to fiscal year 2024, we operated in two reportable segments consisting of Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”). During the fiscal first quarter of 2024, our chief operating decision maker (“CODM”) implemented changes in how he organizes the business, allocates resources, and assesses performance. We changed our organizational structure to better align with trends in our markets and our customer and product mix. Beginning in fiscal year 2024, our new operating segments are Cloud & Networking and Industrial Tech. The Cloud & Networking segment includes the Telecom & Datacom product lines that were previously part of the OpComms segment. The Industrial Tech segment includes the previous Lasers segment and the Industrial & Consumer product lines that were previously part of the OpComms segment. The two operating segments were primarily determined based on how the CODM views and evaluates our operations. The CODM regularly reviews operating results to make decisions about resources to be allocated to the segments and to assess their performance.
In conjunction with this change, our CODM began to evaluate each segment’s performance and allocates resources based on segment revenue and segment profit, instead of gross profit, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, and direct sales and marketing expenses. Segment profit does not include stock-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring and related charges, and certain other charges. Additionally, we do not allocate certain marketing and general and administrative expenses, as these expenses are not directly attributable to our operating segments.
Comparative prior period segment information has been recast to conform to the new segment structure and segment profitability measure. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.
We do not track all of our property, plant and equipment by operating segments.
For the geographic identification of these assets and for further information regarding our operating segments, refer to “Note 17. Operating Segments and Geographic Information” to the consolidated financial statements.
Cloud & Networking
Markets
We maintain leading market positions in the fast-growing Cloud & Networking markets through our extensive product and technology portfolio and close relationships with a wide range of market leading customers. We provide a wide range of optical and photonic components, modules, and subsystems to support the high-speed transmission of data over high-capacity fiber optic links in cloud data center, AI/ML, enterprise and communications services networking applications. Customers include cloud and network service providers, AI infrastructure providers, and network equipment manufacturers (“NEMs”). Within cloud data center, AI/ML, and enterprise applications, our products are used in the high-speed interconnection of networked servers, AI accelerators, storage, and switches. Within communication service provider networking applications, our products are used in the infrastructure for high-capacity access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) optical networks.
Customers
During fiscal 2024, 2023, and 2022, net revenue generated from a single customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Google	18.9%	*	*
Apple	*	12.1%	28.7%
Ciena	11.4%	15.3%	12.6%
Nokia	*	10.5%	*
*Represents less than 10% of total net revenue

Trends
The convergence of cloud computing and artificial intelligence (AI) is driving rapid innovation and expansion in optical hardware for hyperscale cloud operators. The immense computational demands of training and running AI models are driving a shift to high-speed photonics from traditional electrical interconnects. Additionally, the surging data traffic generated by video streaming, search engines, e-commerce, and other cloud services fuels the expansion of data center infrastructure.
Photonic solutions offer substantial advantages over electrical connections, including ultra-fast data transmission at higher volumes and reduced susceptibility to electromagnetic interference. As a result, high-speed photonics are increasingly deployed to alleviate data traffic bottlenecks, accelerating AI model training and enhancing high-performance computing (HPC) efficiency. To address these challenges, web-scale companies are investing heavily in optical hardware solutions, including high-speed optical transceivers.
A key innovation within data center photonics is the adoption of 200G lane speed optical components, which double data transfer rates compared to traditional 100G lanes. This advancement can significantly accelerate AI and HPC applications, optimizes the utilization of compute cluster hardware, and positions data centers for future scaling as AI demands intensify.
To enable seamless data exchange between geographically dispersed data center units, high-speed data center interconnects (DCIs) are being constructed. DCI technology optimizes resource utilization by allowing cloud data centers to leverage computing power across multiple locations.
The exponential growth of data across industries is driving the expansion of long-haul, metro, and access networks. Dense wavelength-division multiplexing (DWDM) technologies are being leveraged to increase data speeds while reducing costs. High-end networking equipment must now handle both legacy and internet protocol traffic while meeting stringent requirements for bandwidth, scalability, speed, reliability, compactness, and cost-effectiveness.
The dynamic and unpredictable nature of network traffic demands agile optical networks capable of adapting to changing conditions. Technologies like Reconfigurable Optical Add-Drop Multiplexers (ROADMs), wavelength-selective switches, and tunable transmission products facilitate remote capacity adjustments, reducing the need for manual interventions.
Furthermore, the widespread deployment of 5G mobile networks and bandwidth-intensive applications is increasing data speeds at the network edge. This development further accelerates the need for capacity expansion across data center interconnects, metro regional networks, and long-haul networks.
Overall, the convergence of cloud computing, AI, and surging data demands is revolutionizing high-speed optical technologies. These advancements increase demand for faster, more reliable, and scalable data transmission across data centers and networks.
Offerings
Lumentum is a leading provider of high-speed optical transceivers and optical components that underpin today's AI and cloud computing applications. Optical transceivers and data interconnect solutions are essential for connecting servers, switches, and routers within data centers. We also manufacture key components used in optical transceivers and data interconnect solutions, including high-speed laser transmitters, photonic integrated circuits, and photodiodes, high-power laser light sources, as well as VCSELs and VCSEL arrays for short-reach data transmission. In data center interconnects, Lumentum offers both its own coherent pluggable transceivers and the underlying ultra-narrow linewidth laser and coherent components used by transceiver customers.
Beyond standard offerings, we deliver customized solutions tailored to specific customer needs, such as high-power laser sources, compact laser arrays, and advanced packaging schemes like co-packaged optics and integrated photonics assemblies.
In metro and long-haul optical networks, Lumentum offers a comprehensive suite of coherent and direct detect optical transmission components and modules and optical transport solutions. Our tunable transceivers and transmitter modules and high-speed coherent components, are essential to dense wavelength division multiplexing (DWDM) systems, and maximize fiber capacity and minimize cost per bit.
For transport solutions, we provide ROADMs, optical amplifiers, and optical channel monitors to efficiently switch, route, and condition optical signals. Our product range also encompasses pumps for optical amplifiers and passive components like switches, attenuators, and wavelength-division multiplexers (WDMs). Our product portfolio extends beyond individual components to include modules, circuit packs, and subsystems for amplification, switching, and wavelength management.

Lumentum's commitment to innovation, particularly in photonic integration, drives the development of optical products that meet the evolving demands of data centers. Each product generation offers enhanced functionality, reduced size, lower power consumption, and improved cost-effectiveness. By providing a wide range of innovative optical solutions, from components to integrated modules and subsystems, we enable our customers to build the high-performance data center and communication networks of today and engineer those of the future.
Strategy
In our Cloud & Networking segment, we are focused on technology leadership through innovation in close partnership with our customers, cost leadership and functional and vertical integration. We endeavor to align the latest technologies with industry leading, scalable manufacturing and operations to make us a valuable business and technology partner for cloud data center and network operators, AI/ML infrastructure providers, and NEMs. We aim to drive the next phase of data center infrastructure and communication data network scaling with technologies and products that are faster, more energy efficient, more agile and more reliable.
Competition
We compete against various public and private companies providing optical communications components, modules, and systems. Some of these competitors are also our customers for certain of our products.
Industrial Tech
Markets
Within the industrial market, our diode lasers serve as pump sources for high-power fiber lasers used in metal fabrication and other demanding applications. Our ultrafast lasers cater to industries such as printed circuit board manufacturing, semiconductor processing, electric vehicle battery production, solar cell production, and flat panel display fabrication, where precise micromachining is essential.
In the consumer electronics sector, our laser light sources are integral components of 3D sensing cameras used in smartphones, computers, and other consumer electronics devices. These 3D sensing capabilities enable applications such as biometric identification, augmented and virtual reality, and computational photography. Beyond consumer electronics, our lasers power emerging technologies such as automotive LiDAR for advanced driver assistance systems and industrial robotics.
Customers
During fiscal 2024, 2023, and 2022, there were no Industrial Tech customers which represented 10% or more of our total net revenue.
Trends
The industrial laser market is driven by the relentless pursuit of precision and efficiency in material processing. Fiber lasers have surpassed CO2 lasers in sheet metal processing and welding due to their superior power, beam quality, power efficiency and cost-effectiveness. This technology empowers manufacturers across metal fabrication, automotive, and electronics to produce smaller, lighter, and more functional products from advanced materials.
The trend toward miniaturization necessitates precise micromachining with minimal heat impact. Solid-state and ultrafast lasers excel in these tasks, replacing traditional tools for processes like creating vias in circuit boards and singulating wafers. Ultrafast lasers, with their exceptionally short pulses, are particularly adept at the delicate and precise micromachining required in semiconductor, display, solar cell, and EV battery production.
In the consumer market, laser light sources are integral to 3D sensors used in mobile devices, gaming, payment systems, computers, and other consumer electronics. This technology enables real-time depth perception, transforming image capture and granting devices the ability to perceive the world in three dimensions. Applications span biometric identification, computational photography, virtual and augmented reality, and natural user interfaces. Furthermore, 3D sensing continues to find evolving applications in automotive autonomy and safety systems, industrial robotics, drones, and 3D object capture for imaging and printing.
Offerings
We also offer a comprehensive range of industrial lasers to address diverse manufacturing needs. Our fiber lasers deliver kilowatt-class output power and excellent beam quality, making them ideal for sheet metal processing and general manufacturing applications. Additionally, high-power, solid-state and ultrafast lasers are used by manufacturers for precision machining tasks like drilling in printed circuit boards, wafer singulation, glass cutting, and solar cell scribing. Increasing global demand for various offerings such as renewable energy, semiconductor products, consumer electronics, flat panel displays, LEDs, and connected devices drives the adoption of our laser products for these micromachining applications. Our 3D sensing products are primarily laser light sources, including higher performance VCSELs and VCSEL arrays.
Our 3D sensing products are primarily laser light sources, including higher performance VCSELs and VCSEL arrays.
Strategy
In our Industrial Tech segment, we leverage our long-term relationships with OEM customers and our broad product and manufacturing technology portfolio to create innovative and valuable solutions that enable our customers to win in their markets. We also are expanding our addressable market and potential long-term growth opportunities by expanding into new markets that can benefit from our technologies, including photonic components and subsystems for industrial sensing applications.
Competition
We compete against various public and private companies in the industrial and consumer markets we serve.
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
On November 7, 2023, we completed the acquisition of Cloud Light (the “Cloud Light Closing Date”). Cloud Light designs, markets, and manufactures advanced optical modules for data center applications. The acquisition enables us to be well-positioned to serve the growing needs of Cloud & Networking customers, particularly those customers focused on optimizing their data center infrastructure for the demands of AI/ML. During fiscal 2023, we completed our acquisition of NeoPhotonics and IPG telecom transmission product lines. Refer to “Note 4. Business Combination” to the consolidated financial statements for additional information.
Research and Development
We devote substantial resources to research and development (“R&D”) for the development of new and enhanced products to serve our current markets and attractive new markets for our technology. We also expend significant engineering resources to enhance both product performance and our ability to manufacture products in greater volume and at lower cost.
In our Cloud & Networking segment, we are maintaining our capability to provide leading products throughout the network, while focusing on several important sub-segments. We are making significant investments in next generation optical components for cloud data center and AI/ML applications, including higher speed and higher optical power laser chips for use in high-speed datacom transceivers and data interconnection solutions. We are also investing in the development of new high-speed optical transceiver modules for use in cloud data center, AI/ML, and DCI applications. We continue to invest in research and development to develop innovative components and modules for telecommunications networks, such as higher capacity ROADMs and tunable laser and coherent components and transceiver modules needed for long-haul and metro applications. We are also responding to market needs for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems and circuit packs.
In our Industrial Tech segment, we continue to develop new solid-state, fiber, and ultrafast short pulse lasers, that leverage our technologies. These products are targeted at serving customers engaging in the semiconductor device, solar cell, display, and electric vehicle and battery manufacturing markets as well as broader materials processing and precision micromachining end-markets. We also continue to develop new and enhanced laser diode products with higher performance and efficiency at lower cost for the consumer, automotive, and industrial end-markets.
Manufacturing
We use a combination of our own wafer fabrication facilities, or wafer fabs, assembly and test facilities, as well as third-party contract manufacturers to produce our products. Our significant manufacturing facilities are located in the United States, Thailand, China, the United Kingdom, Slovenia, and Japan.
In fiscal 2023, we expanded our manufacturing footprint with the acquisitions of NeoPhotonics and the IPG telecom transmission product lines. In fiscal 2024, we acquired Cloud Light which further added manufacturing facilities in Asia. We have undertaken various initiatives to consolidate and restructure certain of our manufacturing and operational sites, particularly in light of efficiencies and synergies achievable from prior acquisitions, while also expanding overall manufacturing capacity for new and high growth product lines.
Our significant contract manufacturing partners are located primarily in Thailand, Taiwan, Malaysia and the Philippines. We rely on the capabilities of our contract manufacturers to plan and procure components and manage the inventory in these locations.
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
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 29, 2024, we owned approximately 1,025 U.S. patents and 1,100 foreign patents with expiration dates through 2044 and had approximately 790 patent applications pending throughout the world.
Seasonality
Our revenue may be influenced on a quarter-to-quarter basis by customer demand patterns and new product introductions. Some of our products may be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.
Backlog
Backlog consists of purchase orders for products for which we have assigned shipment dates.
As of June 29, 2024 and July 1, 2023, our backlog was $420.7 million and $389.9 million, respectively. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period. A significant portion of our revenue arises from vendor-managed inventory (“VMI”) arrangements where the timing and volume of customer utilization is difficult to predict. Products that are shipped through VMI are not included in our reported backlog amounts above.
Human Capital Resources
As of June 29, 2024, we employed approximately 7,257 full-time employees, including approximately 5,248 employees in manufacturing, 1,256 employees in R&D and 753 employees in SG&A. Of the 7,257 employees, approximately 3.5% are represented by three national collective bargaining agreements with local chapters in Slovenia, Italy and Brazil and three labor unions in China. One of the collective bargaining agreements will be subject to renewal in December 2025. We believe that our relations with both our union and non-union employees are in good standing.
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
Competitive Pay and Benefits
We provide compensation and benefits packages that we believe are competitive within the applicable market. We use a combination of compensation and other programs (which vary by region and salary grade) to attract, motivate and retain our employees, including semi-annual or annual performance bonuses, stock awards, an employee stock purchase plan, health savings and flexible spending accounts, paid time off, family leave, tuition assistance programs, health and wellness benefits and programs, and on-site fitness centers. We review our benefits packages annually, or more frequently as needed, to ensure we remain competitive with our peers and continue to attract and retain talent throughout our organization.

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

Diversity, Inclusion & Belonging

Lumentum is committed to creating a diverse and inclusive workplace that includes employees with diverse backgrounds and experiences and believes employee and thought diversity delivers more innovation and ultimately better business results. As part of our efforts to continue to ensure Lumentum’s practices support a culture of diversity we are committed to ensuring pay equity as a standard global practice, increasing the representation of underrepresented populations, increasing the percentage of women in all leadership positions, and developing a pipeline of future leaders through our early career hire initiatives for new employees. Our commitment and implementation of these practices also supports compliance with applicable laws and our business development efforts as many of our large customers have specific requirements for their suppliers in these areas relating to our workforce, responsible governance and ethical business practices. Helping to advance some of these efforts, Lumentum’s Diversity, Inclusion, and Belonging Council is comprised of global representation from all of our business and functional organizations and our employee resource groups support women in North America, Switzerland, Slovenia, UK, Italy, and Japan, early career hires in North America and EMEA, Black, Asian American and Pacific Islander, LatinX in North America, LGBTQIA+, Persons with Disabilities, Working Parents, and our Veteran employees.
Material Government Regulations
Our business activities are international and subject us to various federal, state, local and foreign laws in the countries in which we operate, and our products and services are subject to certain laws and regulations affecting the sale of our products.
Environment
Our R&D, manufacturing and distribution operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We apply strict standards for protection of the environment and occupational health and safety to sites inside and outside the United States, even if not subject to regulation imposed by foreign governments. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and occupational health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated, and there can be no assurance that the application of environmental and health and safety laws will not require us to incur significant expenditures. We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements. The environmental, product content/disposal and recycling laws are gradually becoming more stringent and may cause us to incur significant expenditures in the future.
In connection with our separation from JDSU and trading as an independent public company, we agreed to indemnify Viavi for any liability associated with contamination from past operations at all properties transferred to us from Viavi, to the extent the resulting issues primarily related to our business. We have not been presented with any claims to date.
Global Trade and Export Controls
As our business operates in many global jurisdictions, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world which vary widely across different countries and may change from time-to-time. Such laws, rules and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or by requiring us to comply with laws concerning transfer and disclosure of sensitive or controlled technology. For example, the U.S. and other governments have imposed restrictions on the import and export of, among other things, certain telecommunications products and components. The consequences of any failure to comply with domestic and foreign trade regulations and export controls could limit our ability to conduct business in certain areas or with certain customers.
For additional information concerning regulatory compliance and a discussion of the risks associated with governmental regulations that may materially impact us, refer to Item 1A “Risk Factors” of this Annual Report.

International Operations
During fiscal 2024, 2023 and 2022, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped represented 73.8%, 86.3% and 89.8% of net revenue, respectively. Frequently, customers request shipment of our products to their factories, contract manufacturer factories, or other locations in countries that differ from their headquarter location. Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as described above. Refer to “Note 17. Operating Segments and Geographic Information” to the consolidated financial statements. For information regarding risks associated with our international operations, refer to Item 1A “Risk Factors” of this Annual Report.
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
•our ability to sell to a significant customer, as well as tariffs and other trade and export restrictions between the U.S. and China;
•the impact of a widespread health crisis;
•our international operations structure;

•volatility and maintenance of our real property portfolio;
•our ability to timely procure components needed to manufacture our products;
•our ability to manufacture our products;
•our leverage in negotiations with large customers;
•design and manufacturing defects or quality issues in our products;
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
•our ability to hire and retain key personnel
•the effects of immigration policy on our ability to hire and retain employees; and
•employment related disputes and claims
Risks Related to Legal, Regulatory and Compliance
•our ability to obtain government authorization to export our products; and
•changes in social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands
Risks Related to Our Common Stock
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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, banking instability, capital expenditure reductions, unemployment, stock market volatility, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, Israel-Hamas war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. Further, conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve.
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
In August 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. (“Huawei”) to items produced domestically and abroad from U.S. technology and software. The final rules prevent us from selling certain products subject to the Export Administration Regulations (“EAR”) to identified Huawei entities without a license issued by BIS. Further, even if there are products unaffected by the rule or for which we are able to obtain an export license, Huawei may not be able to source products from other suppliers due to the final rules, which could impact Huawei’s demand for our products. We are dependent upon our ability to obtain export licenses or use exceptions to export license requirements, from U.S. and other foreign regulatory agencies. In certain cases, the exceptions are technical and fact specific and may be open to interpretation. There is no assurance that we will be issued these licenses or be able to make use of these exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and operating results. We have submitted voluntary disclosures to BIS regarding certain product shipments we made to Huawei following the adoption of the final rules. While we have received requests for additional information in this matter, we have not yet received any determinations from BIS. In the event that we are found to have violated the EAR, even inadvertently, we may be subject to significant monetary and non-monetary penalties, criminal proceedings or a denial of export privileges.
Under the current regulatory regime, our business with Huawei has been significantly more limited than it was in the past, and is now completely restricted. For example, we are currently unable to supply any products and may be limited or unable to work with Huawei on future product developments while Huawei remains on the Entity List, which has negatively impacted our revenue from Huawei and has negatively impacted our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves.
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration and scope of the restrictions enacted in May 2019 and thereafter, including the restrictions on Huawei’s access to foreign-made chips made using U.S. technology which could have a long-term adverse effect on our business. The U.S. government also added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. BIS has continued to add other China-based technology companies to the Entity List, including those tied to super computing and artificial intelligence, further expanding the scope of companies subject to trade and export restrictions. In addition, various other U.S. agencies have implemented and are considering additional changes to regulations to increase controls over advanced computing chips/computers and related technologies. Any further limitation that impedes our ability to export or sell our products and services could materially adversely affect our business, results of operations, financial condition and cash flows.
We also manufactured customized products for Huawei, and therefore have been unable to sell certain finished goods inventory to alternative customers or may be unable to utilize such manufacturing capabilities for products for alternative customers. In addition, we sold various non-customized products to Huawei in which Huawei represents a significant portion of the related products’ demand. We have taken charges for common components which became excess as a result of the inability to sell to Huawei. Additional charges may also occur with respect to customized products that we manufacture for other customers in the event that such customers were to be added to the Entity List or otherwise if our ability to sell to such customers were restricted. We believe this trade and export uncertainty has caused and may in the future cause delays or cancellations, which could adversely affect our business, financial conditions and operating results. For example, in December 2023, we were notified by certain critical IC suppliers that service the industry broadly that their products do not comply with the latest export regulations. Consequently, we stopped all of our product shipments to Huawei, our historically largest networking customer in China in the beginning of calendar year 2024. We expect the export restrictions related to Huawei will continue, and we may be subject to additional export restrictions that may adversely impact our business.
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
•warranty related issues;
•factors beyond our control such as natural disasters, climate change, acts of war or terrorism, and public health emergencies;
•changing market, economic, and political conditions, including the impact of tariffs and other trade restrictions, regulatory restrictions on imports or exports or efforts to withdraw from or materially modify international trade agreements, or
•our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures.
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
Due to increased demand across a range of industries, our business and customers’ businesses have experienced and could experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages. These supply constraints have adversely affected and could further affect availability, lead-times and cost of components, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. These challenges have resulted in extended lead-times to our customers and have had a negative impact on our ability to recognize associated revenue and have resulted in and may continue to result in an increase in accelerated ordering for certain of our products. As a result of accelerated ordering, our customers have had inventory backlog that they are now managing down, resulting in reduced ordering as compared to recent levels. Ordering patterns may be difficult to predict and we have experienced and may continue to experience negative impacts to our revenue and profitability as well as our ability to achieve our forecasts.
We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products, and in the quantities requested by our customers. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material adverse impact on our business, financial condition and results of operations. Limits on manufacturing availability or capacity or delays in production or delivery of components or raw materials could delay or inhibit our ability to obtain supply of components and produce finished goods inventory, and there can be no assurance that the supply chain impacts will not reoccur in the future. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business, results of operations and financial condition.
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
In addition, changes in the business requirements, vendor selection, project prioritization, financial prospects, capital resources, and expenditures, or purchasing behavior (including product mix purchased or timing of purchases) of our key customers, or any real or perceived quality issues related to the products that we sell to such customers, have led to decreased sales to such customers or delays or cancellations of planned purchases of our products or services, which has unfavorably impacted our revenues and operating results, and may continue to impact our business and results of operations. We may also experience pricing pressure with certain of our customers that may adversely affect our revenue and margins, or, if the ongoing relationship no longer benefits us, we may decide to suspend or terminate our relationship with such customers. There are also continuing trade tensions, including an uncertain regulatory environment, in the U.S. and countries in Asia, and in particular, China, which have impacted and could continue to materially impact our sales to key customers in these regions. Further, we may be required to purchase raw materials, increase production capacity or make other changes to our business to accommodate certain large customers. If forecasted orders do not materialize, we may need to reduce investment in R&D activities, we may fail to optimize our manufacturing capacity and incur charges for such underutilization, we may incur liabilities with our suppliers for reimbursement of capital expenditures, or we may have excess inventory. In addition, if we incur expenses in response to forecasted demand and do not have a corresponding increase in revenue, our profitability may suffer. Any of these factors could adversely affect our business, financial condition and results of operations.

Intense competition in our markets may lead to an accelerated reduction in our prices, revenues, margins and market share.
The end markets for optical products have experienced significant industry consolidation during the past few years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. As a result, the markets for optical subsystems, components and laser diodes are highly competitive and the intensity of such competition is increasing. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. As we expand into new markets, we face competition not only from our existing competitors, but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may not be able to compete successfully against either current or future competitors, particularly, in light of increasing consolidation. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Additionally, the merger or consolidation of significant competitors have resulted in, and will likely result in, competitors with greater resources, which may enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Our current or potential customers may also determine to develop and produce products for their own use which may be competitive to our products. Such vertical integration could reduce the market opportunity for our products. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
•changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries or increase the cost to do so, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (See Risk Factor entitled “Our ability to sell our products to a significant customer has been restricted”); the restrictions in China on the export of gallium and germanium; and increased tariffs on various products that have been proposed and implemented by the U.S. government and other non-U.S. governments;
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
•political developments, geopolitical unrest or other conflicts in foreign nations, including Brexit, the Russia-Ukraine war, the Israel-Hamas war and political developments in Hong Kong and Taiwan and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, changes in or delays in government budgeting processes, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.
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
In addition to the above risks related to our international operations, we also face risks related to pandemics and epidemics. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have a material and adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers.

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
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, United Kingdom, and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time-to-time, we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, damage caused by natural disasters, or other problems or events beyond our control, including pandemics or widespread health epidemics, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our business and operations would be severely impacted if there were any future widespread health crisis or related restrictions imposed by governments or private industry in regions we operate.
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
Additionally, if operations at these contract manufacturers are adversely impacted, such as by natural disasters, or restrictions due to the impact of a widespread health crisis disruptions or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Our ability to control the quality of products produced by contract manufacturers has and may in the future be impaired by pandemics or widespread health epidemics disruptions, and quality issues might not be resolved in a timely manner. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufacturers, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and adversely affect our results of operations and could harm our existing customer relationships.
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
Our manufacturing operations and those of our contract manufacturers may be affected by natural disasters such as earthquakes, typhoons, tsunamis, fires and public health crises, including global pandemics, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past one of our former contract manufacturers experienced a labor strike which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. We are heavily dependent on a small number of manufacturing sites. Our business and operations would be severely impacted by any significant business disruptions for which we may not receive adequate recovery from insurance. There is also an increased focus on corporate social and environmental responsibility in our industry. As a result, a number of our customers may adopt policies that include social and environmental responsibility provisions that their suppliers should comply with. These provisions may be difficult and expensive to comply with, given the complexity of our supply chain. We may be unable to cause our suppliers or contract manufacturers to comply with these provisions which may adversely affect our relationships with customers.
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
Further, certain of our suppliers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to import and export policies, tariffs, taxation and intellectual property. Chinese laws and regulations are subject to frequent change, and if our suppliers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. We may continue to face uncertainty with respect to our suppliers’ abilities to supply products due to supply chain and inventory impacts, tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, for example, tariffs on the import of certain products manufactured in China, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results and financial condition.
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
We expect to continue to expand and diversify our operations with additional acquisitions and strategic transactions, such as our acquisitions of Cloud Light, NeoPhotonics and the IPG telecom transmission product lines, as well as acquisitions of complementary technologies, products, assets and businesses. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to regulatory requirements or restrictions, competition, or other reasons, as occurred with the termination of our merger agreement with Coherent in March 2021. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest all or a portion of our business or an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
•the inability to retain and obtain required regulatory approvals, licenses and permits;
•loss of employees, customers, suppliers or partners due to uncertainty of a transaction; and
•failure to consummate an acquisition resulting in negative publicity and/or negative impression of us in the investment community that could impact on our stock price
We have also faced litigation in connection with acquisitions, some of which continues following the consummation of the acquisition. Such litigation may be costly and diverts management time and attention.
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
To the extent we are successful in making acquisitions, such as our acquisitions of Cloud Light, NeoPhotonics and the IPG telecom transmission product lines, we may be unsuccessful in implementing our acquisitions strategy, or integrating acquired companies, businesses or product lines and personnel with existing operations, the integration may be more difficult or more costly than anticipated, or the transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investment. Some of the challenges involved integrating businesses and acquisitions include:
•difficulty preserving relationships with customers, suppliers or partners;
•potential difficulties in completing projects associated with in-process R&D;
•unanticipated liabilities or our exposure for known contingencies and liabilities may exceed our estimates;
•insufficient net revenue or unexpected expenses that negatively impact our margins and profitability;
•unexpected losses of key employees of the acquired company, inability to attract, recruit, retain, and motivate current and prospective employees or inability to maintain our company culture;

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
Many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two, which was agreed to by more than 140 member jurisdictions in 2021 and adopted by European Union member states on December 12, 2022 to go into effect starting in 2024. Many countries have made changes to their tax laws to adopt certain parts of the OECD’s proposals. To the extent legislation has been enacted, Pillar Two will be effective for us in fiscal 2025. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
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
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in the U.K. pound sterling, Chinese yuan and Thai baht. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-U.S. manufacturing footprint has expanded. We continue to look for opportunities to leverage the lower cost of non-U.S. manufacturing, including the United Kingdom, China, Thailand, and Japan. While these geographies are lower cost than the U.S. and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-U.S. manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs including the cost of local operating expenses and procurement of materials or services that we purchase in foreign currencies, as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. Global economic volatility has had a significant impact on the exchange markets, which heightened this risk, and we expect the higher level of volatility in foreign exchange markets will likely continue.
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
For example, the COVID-19 pandemic and related countermeasures impacted the global economy and caused macroeconomic uncertainty. Governmental authorities around the globe implemented, and may again in the future implement, numerous and evolving measures in response to the virus or other public health concerns. The implementation of health and safety practices by us or our suppliers, distributors or customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material and adverse impact on our business, financial condition and results of operations.
The ultimate impact of a widespread health crisis on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility, including increasing levels of inflation in the United States; and global economic conditions and levels of economic growth. In addition, the global economic volatility has significantly impacted the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses have seen significant volatility.

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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, or acquisition or other processing of confidential or other information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, cybersecurity researchers have warned of increased risks of cyber-attacks, in connection with the Russia-Ukraine war. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act (“CCPA”), and China’s Personal Information Protection Law, add to the complexity of our compliance obligations and increases our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.
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
Further, governments and courts are considering new issues in intellectual property law with respect to work created by artificial intelligence (“AI”) technology, which could result in different intellectual property rights in development processes, procedures and technologies we create with AI technology, which could have a material adverse effect on our business.
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
We also face risks that third parties may assert trademark infringement claims against us in one or more jurisdictions throughout the world related to our brands and/or other trademarks and our exposure to these risks may increase as a result of acquisitions. The litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense and divert the efforts of our technical and management personnel, regardless of whether or not we are successful. If we are unsuccessful, trademark infringement claims against us could result in significant monetary liability or prevent us from selling some or all of our products or services under the challenged trademark. In addition, resolution of claims may require us to alter our products, labels or packaging, license rights from third parties, or cease using the challenged trademark altogether, which could adversely affect our revenues and operating results.
We face certain litigation risks that could harm our business.
We are now, and in the future, may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages or restrictions on or changes to our business. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, refer to “Part I, Item 3. Legal Proceedings,” and “Note 16. Commitments and Contingencies” to the consolidated financial statements.

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
Our future success depends upon our ability to recruit and retain the services of executive, engineering, manufacturing, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or salespeople specializing in the service provider, enterprise and commercial laser markets, is limited and competition for such individuals is intense. Competition is particularly intense in certain jurisdictions where we have research and development centers, including Silicon Valley, and for engineering talent generally. Also, the increase of remote work among employees in our industries has increased employee mobility and turnover, making it difficult for us to retain or hire employees. Further, to attract and retain top talent, we have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees. There can be no assurance that the programs, initiatives, rewards and recognition that are part of our people strategy will be successful in attracting and retaining the talent necessary to execute on our business plans. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future, particularly during the integration of acquisitions, or delays in hiring required personnel and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products. Similarly, the failure to properly manage the necessary knowledge transfer required for employee transitions could impact our ability to maintain industry and innovation leadership. The loss of members of our management team or other key personnel could be disruptive to our business and, were it necessary, it could be difficult to replace such individuals. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our business, financial condition and results of operations may be harmed.
Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce,

particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies and global events such as COVID-19 may interfere with our ability to hire or retain workers who require visas or entry permits. For example, numerous U.S. Embassies suspended or delayed the processing of new visa applications for a period of time during the pandemic due to COVID-19 related concerns impacting embassy operations and staffing. Additional changes in immigration laws, regulations or procedures in jurisdictions in which we hire workers may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
Risks Related to Legal, Regulatory and Compliance
Our sales may decline if we are unable to obtain government authorization to export certain of our products, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
Exports of certain of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the EAR administered by the BIS, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and ITAR. Products and the associated technical data developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. There is no assurance that we will be issued these licenses or be granted exceptions, and failure to obtain such licenses or exceptions could limit our ability to sell our products into certain countries and negatively impact our business, financial condition and/or operating results.
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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may materially adversely affect our business. For example, on May 16, 2019, Huawei was added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce, additional regulatory restrictions were imposed in May and August 2020 and in October 2022 to the Foreign-Produced Direct Product Rule, which impose limitations on the supply of certain U.S. items and product support to Huawei, and FiberHome Technologies was added to the Entity List on May 22, 2020. These actions have resulted in escalating tensions between the U.S. and China and create the possibility that the Chinese government may take additional steps to retaliate against U.S. companies or industries. We are currently unable to supply any products to Huawei and we cannot predict whether we will again be able to sell to Huawei. Further, we cannot predict what additional actions the U.S. government may take with respect to Huawei beyond what is described above or to other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers.
Our association with customers that are or become subject to U.S. regulatory scrutiny or export restrictions could negatively impact our business. Governmental actions such as these could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or customers, customers of our customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or customers, which could harm our business, financial condition, operating results or prospects. Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements, or other actual or asserted obligations relating to export controls has in the past and could in the future result in increased costs for our products, damage to our reputation, government inquiries, subpoenas, investigations. If we fail to comply with any of these export regulations, we could be subject to civil, criminal, monetary and non-monetary penalties and costly consent decrees, which would lead to disruptions to our business, restrictions on our ability to export products and technology, and adversely affect our business and results of operation.
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
In many of the countries in which we operate, government bodies are increasingly enacting legislation and regulations in response to potential impacts of climate change. These laws and regulations are mandatory in some cases, and have the potential to impact our operations directly or indirectly as a result of required compliance by our customers or supply chain. Inconsistency of regulations may also affect the costs of compliance with such laws and regulations. Assessments of the potential impact of future climate change legislation, regulation, and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate.
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
Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements, or other actual or asserted obligations relating to privacy, data protection or information security could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries, subpoenas, investigations and other legal proceedings, legal claims, demands and litigation and other obligations and liabilities. Furthermore, the legal and regulatory requirements that are applicable to our business are subject to change from time-to-time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance. Additionally, we may be required to ensure that our suppliers comply with applicable laws and regulations. If we or our suppliers fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.
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
Servicing our existing and future indebtedness, including the 2026 Notes, 2028 Notes and 2029 Notes (collectively referred to as the “convertible notes”) may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the convertible notes and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Cybersecurity risk management is an important part of and is integrated into our overall enterprise risk management framework, with cybersecurity risks being among the core enterprise risks identified for oversight by our Board of Directors (the “Board”) through our annual enterprise risk assessment. We maintain an enterprise-wide cybersecurity risk assessment program and framework that is designed to identify, assess, and manage cybersecurity risk, vulnerabilities, and threats. The foundation of our cybersecurity program is based on the International Organization for Standardization (ISO) and the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. In alignment with the concepts and principles articulated in these standards, we have implemented controls related to cybersecurity threats and incidents including monitoring, log collection and analysis, threat hunting and intelligence surveillance, and regular vulnerability scans/penetration tests. Additionally, in furtherance of assessing, identifying, and managing material cybersecurity risks, we:
•Leverage technology solutions to provide protection for our assets and detect threats in our environment;
•Regular vulnerability assessments and penetration testing to identify, assess, and remediate weaknesses;
•Maintain an enterprise-wide disaster recovery governance program, which includes cybersecurity-related disaster recovery policies and procedures related thereto;
•Regularly perform cybersecurity-related disaster recovery testing designed to ensure that the Company’s mission-critical systems are recoverable, in support of our business continuity needs; and
•Work with each of our business and corporate groups with our internal cybersecurity program to integrate cybersecurity requirements into operating environments as appropriate, which drives business strategies, budgeting, and similar processes. In addition, executive management, as well as our Board, regularly review our financial planning processes for these areas, inclusive of our cybersecurity programs.
Changes or additions to our cybersecurity risk assessment program and related practices and procedures described above in response to cybersecurity needs are reviewed by our Cybersecurity Steering Committee (“CSC”), which is an executive management-level cross-functional group.
We regularly engage independent third parties to assess our cybersecurity program and practices, and to assist with risk mitigation. The effectiveness of our cybersecurity environment is regularly tested by internal personnel and these third parties. These assessments are performed in conformance with ISO standards and requirements. Enhancements to our cybersecurity program and practices are identified from assessment findings, and if deemed appropriate, implemented.
In addition, we evaluate critical systems and applications hosted by third parties for cybersecurity risks and we also assess the security posture and features of those services. This includes review and monitoring of the third party, and inclusion of cybersecurity requirements in contractual agreements to ensure third party services meet our standards for such providers, and the cybersecurity risks associated with the use of these services is appropriate.
For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors - Any failure, disruption or security breach or incident of or impacting our information technology infrastructure or information systems have an adverse impact on our business and operations.” We believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. However, we can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.
Governance
Our Board oversees our enterprise risk management program and practices, and the Audit Committee assists the Board in its oversight of cybersecurity matters. Quarterly updates are presented to our Audit Committee by our Chief Information Security Officer (“CISO”) on cybersecurity risks and threats. In addition, our Audit Committee provides Board-level oversight for management’s actions with respect to practices, procedures and controls used to identify, assess, and manage our key cybersecurity programs and risks, and, as necessary, responses to any significant cybersecurity incidents.
Our cybersecurity program is led by our CISO who manages a team of cybersecurity professionals. Our CISO has over 20 years of experience in cybersecurity and technology, including as a CISO at another public company. Members of our cybersecurity team, combined, have over 80 years of cybersecurity experience and hold professional certifications, including Certified Information Systems Security Professional (“CISSP”).
As noted above, we also maintain a Cybersecurity Steering Committee, or CSC, which consists of our Group Vice President, IT and CISO, Executive Vice President, Chief Financial Officer, Executive Vice President, Chief Human Resources Officer, Senior Vice President, General Counsel, Senior Vice President, Global Operations, Senior Vice President, Chief Accounting Officer, and Vice President, Internal Audit. The CSC group has the primary day to day responsibility to monitor and manage cybersecurity risks. The CSC provides oversight of the cybersecurity initiatives within Lumentum and is responsible integrating cybersecurity risk management practices with critical business processes so that cybersecurity is appropriately addressed throughout Lumentum.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and eleven other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices and manufacturing facilities. Our current corporate headquarters, which we own, is approximately 238,000 square feet and located in San Jose, California. As of June 29, 2024, our leased and owned properties in total are approximately 3,350,000 square feet, of which we own approximately 2,147,000 square feet, including the 1,173,000 square feet manufacturing sites in Thailand, the 183,000 square feet manufacturing site in the United Kingdom, the 250,000 square feet manufacturing sites in China, the 238,000 square feet on the San Jose campus, the 130,000 square feet manufacturing and R&D site in Japan, and the 36,000 square feet manufacturing and R&D sites in Slovenia. Leased sites include properties located in Canada, China, Italy, Japan, Switzerland, Taiwan, the United Kingdom, the United States, Brazil and South Korea. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
From time-to-time we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs. In July 2024, we completed a transaction to purchase the land and building of our wafer fabrication facility located in Sagamihara, Japan. Our lease of the building at the premises was terminated as a result of the purchase.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. As such, we regularly evaluate developments in legal matters that could affect the amount of the previously accrued liability and record adjustments as appropriate. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Should we experience an unfavorable final outcome, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable. For a description of our material pending legal proceedings, refer to “Note 16. Commitments and Contingencies” to the consolidated financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Stock Market under the symbol “LITE”. According to records of our transfer agent, we had 2,044 stockholders of record as of August 14, 2024, and we believe there is a substantially greater number of beneficial holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the NASDAQ Composite Index (the “IXIC”) and the NASDAQ 100 Technology Sector Index (the “NDXT”) from market close on June 29, 2018 (the last trading day before the beginning of our fifth preceding fiscal year) through June 29, 2024. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Recent Sale of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the fourth quarter of fiscal 2024 (in millions, except share and per share amounts):

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs (2)
March 31, 2024 to April 27, 2024				$569.6
April 28, 2024 to June 1, 2024				$569.6
June 2, 2024 to June 29, 2024				$569.6
Total	—	$—	—	$569.6
(1) Average price paid per share includes costs associated with the repurchases.
(2) On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024. On April 5, 2023, our board of directors approved a further increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.2 billion (an increase from $1.0 billion) to purchase our own shares of common stock through May 2025, but may be suspended or terminated at any time.
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
Overview
We are an industry-leading provider of optical and photonic products defined by revenue and market share, essential to range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications.
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that will increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of cloud data centers and communications networks and to higher capacities. The advent of AI/ML has caused a dramatic surge in the growing demands on data networking in cloud data centers and accelerated the usage of optical components and modules. We expect that the accelerating shift to digital and virtual approaches to many aspects of work and life will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new challenges that our technology addresses. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser-based approaches, including the types of lasers Lumentum supplies. Laser-based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Additionally, we expect 3D-enabled machine vision solutions to expand significantly in industrial applications in the coming years.
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

Cloud & Networking
Our Cloud & Networking products include a comprehensive portfolio of optical and photonic components, modules, and subsystems supplied to network operator and network equipment manufacturer customers building cloud data center infrastructure, including products for artificial intelligence and machine learning (“AI/ML”) and data center interconnect (“DCI”) applications, and communications service provider networks, including products for access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) network infrastructure. Our Cloud & Networking products also support network equipment manufacturers building enterprise network infrastructure, including storage-area networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). Demand for our Cloud & Networking products is driven by the continual growth in network capacity required for cloud computing and services, including for AI/ML, streaming video and video conferencing, wireless and mobile devices, and internet of things (“IoT”).
Industrial Tech
Our Industrial Tech products include solid-state lasers, kilowatt-class fiber lasers, ultrafast lasers, diode lasers, and gas lasers, which address applications in numerous end-markets. In the consumer end-market, our laser light sources are integrated into our customers’ 3D sensing cameras, which are used in mobile devices, payment kiosks, and other consumer electronics devices to enable applications including biometric identification, computational photography and virtual and augmented reality. In the automotive end-market, our lasers are used in our customers’ LiDAR and other optical sensor devices, which are increasingly being used in advanced driver assistance systems (“ADAS”) and in-cabin driver and occupant monitoring systems. In the industrial manufacturing end-market, our lasers are incorporated into our customers’ manufacturing machine tools used for the precision processing of materials in a range of industries including semiconductor device and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Our products can also be used in the industrial end-market in imaging and sensing systems for process feedback and control, quality assurance, and waste reduction. Adoption of our products in the industrial end-market is driven by the needs of customers to advance semiconductor and microelectronics industry roadmaps, and by Industry 4.0/5.0 trends, including increasing manufacturing precision and flexibility and reducing waste and environmental impact. Demand for our products in the industrial end-market is driven by end-customer investments in manufacturing capacity. Our lasers also address certain semiconductor inspection and life-science applications.
Cloud Light Acquisition
On November 7, 2023 (the “Closing date”), we completed the acquisition of Cloud Light. Cloud Light designs, markets, and manufactures advanced optical modules for data center interconnect applications. The acquisition enables us to be well-positioned to serve the growing needs of cloud & networking customers, particularly those focused on optimizing their data center infrastructure for the demands of AI/ML. On the Closing date, we paid $705.0 million of total cash consideration to Cloud Light. Additionally, each of Cloud Light’s outstanding options was exchanged for a combination of cash and options to acquire Lumentum common stock having equivalent value (the “replacement options”). These replacement options have a total fair value of $38.9 million as of the Closing date, of which $23.5 million attributable to pre-acquisition service is recorded as part of the purchase price consideration and the remaining $15.4 million is recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the Closing date. We also incurred a total of $9.6 million of merger-related costs, representing professional and other direct acquisition costs, which was recorded as general and administrative expense in the consolidated statement of operations for the year ended June 29, 2024. Refer to “Note 4. Business Combination” to the consolidated financial statements for additional information.
Supply Chain Constraints
Our business and our customers’ businesses have been negatively impacted by worldwide logistics and supply chain issues, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. Although the supply chain constraints started to improve in the latter half of fiscal 2023, we felt its ongoing effects in fiscal 2024, as described below, and these constraints or effects may impact our ability to supply our products to our customers and may reduce our revenue and profit margin if they continue or reoccur. In addition, if our customers are unable to procure needed semiconductor components, their demand for our products will decrease. Due to the global supply chain constraints, we had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
In addition, in response to component shortages, certain of our customers accumulated inventory that they are now managing down as supply conditions improve. Accordingly, customer orders have declined in recent periods and certain customers have not taken the shipments we had originally projected due to their inventory management. As customers manage their inventory down, our revenue has declined and our margins are adversely impacted as we are not able to fully recover costs, such as underutilized manufacturing capacity, associated with the forecasted demand and we may incur excess and obsolescence charges from unsold inventory. In the fiscal fourth quarter of 2024, inventory reduced by $22.3 million compared to the fiscal third quarter of 2024, due to our focused effort to manage our production and inventory levels. Over the next several quarters, we plan to continue to manage our inventory closely and lower the days of inventory on hand.
For more information on risks associated with supply chain constraints and customer inventory, refer to Item 1A “Risk Factors” of this Annual Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”). We also consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that we make these estimates, judgments and assumptions. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, these difference will affect our financial statements. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
Revenue Recognition
Pursuant to Topic 606, we recognize our revenues upon the application of the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenues when, or as, the contractual performance obligations are satisfied.

The majority of our revenue comes from product sales, consisting of sales of hardware products to our customers. Our revenue contracts generally include only one performance obligation. Revenues are recognized at a point in time when control of the promised goods or services are transferred to our customers upon shipment or delivery of goods or rendering of services, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We have entered into vendor managed inventory (“VMI”) programs with our customers. Under these arrangements, we receive purchase orders from our customers, and the inventory is shipped to the VMI location upon receipt of the purchase order. The customer then pulls the inventory from the VMI hub based on its production needs. Revenue under VMI programs is recognized when control transfers to the customer, which is generally once the customer pulls the inventory from the hub.
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
We exclude from revenue the taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by us from a customer and deposited with the relevant government authority.
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
We provide reserves for the estimated costs of product warranties that we record as cost of sales at the time revenue is recognized. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time-to-time, specific warranty accruals may be made if discrete technical problems arise.
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
The following table reflects the changes in contract balances as of June 29, 2024 (in millions, except percentages):

Contract balances	Balance sheet location	June 29, 2024	July 1, 2023	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$194.7	$246.1	$(51.4)	(20.9)%
Deferred revenue and customer deposits	Other current liabilities	$0.6	$2.1	$(1.5)	(71.4)%
Disaggregation of Revenue
We disaggregate revenue by geography and by product. Refer to “Note 18. Revenue Recognition” to the consolidated financial statements for a presentation of disaggregated revenue. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our Chief Operating Decision Maker (“CODM”) to manage the business.
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
Critical estimates in valuing intangible assets include, but are not limited to, discount rates, the period required for customer revenues to mature, and future expected cash flows from customer relationships, acquired developed technology and acquired in-process research and development assets. Our estimates of fair value are based upon assumptions using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from these estimates.
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
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” to the consolidated financial statements.

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected consolidated statements of operations items as a percentage of net revenue:

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Segment net revenue:
Cloud & Networking	79.8%	74.8%	58.9%
Industrial Tech	20.2	25.2	41.1
Net revenue	100.0	100.0	100.0
Cost of sales	75.3	63.0	50.3
Amortization of acquired developed intangibles	6.2	4.8	3.7
Gross profit	18.5	32.2	46.0
Operating expenses:
Research and development	22.2	17.4	12.9
Selling, general and administrative	22.9	19.7	15.5
Restructuring and related charges	5.3	1.6	(0.1)
Total operating expenses	50.4	38.7	28.3
Income (loss) from operations	(31.9)	(6.5)	17.7
Interest expense	(2.5)	(2.0)	(4.7)
Other income, net	4.6	2.8	0.7
Income (loss) before income taxes	(29.8)	(5.7)	13.7
Income tax provision	10.4	1.7	2.1
Net income (loss)	(40.2)%	(7.4)%	11.6%
Financial Data for Fiscal 2024, 2023, and 2022
The following table summarizes selected consolidated statements of operations items (in millions, except for percentages):

	2024	2023	Change	Percentage Change	2023	2022	Change	Percentage Change
Segment net revenue:
Cloud & Networking	$1,084.9	$1,322.5	$(237.6)	(18.0)%	$1,322.5	$1,008.7	$313.8	31.1%
Industrial Tech	274.3	444.5	(170.2)	(38.3)	444.5	703.9	(259.4)	(36.9)
Net revenue	$1,359.2	$1,767.0	$(407.8)	(23.1)%	$1,767.0	$1,712.6	$54.4	3.2%

Gross profit	$251.5	$569.0	$(317.5)	(55.8)%	$569.0	$788.6	$(219.6)	(27.8)%
Gross margin	18.5%	32.2%			32.2%	46.0%

Research and development	$302.2	$307.8	$(5.6)	(1.8)%	$307.8	$220.7	$87.1	39.5%
Percentage of net revenue	22.2%	17.4%			17.4%	12.9%

Selling, general and administrative	$310.7	$348.8	$(38.1)	(10.9)%	$348.8	$265.7	$83.1	31.3%
Percentage of net revenue	22.9%	19.7%			19.7%	15.5%

Restructuring and related charges	$72.6	$28.1	$44.5	158.4%	$28.1	$(1.1)	$29.2	n/a
Percentage of net revenue	5.3%	1.6%			1.6%	(0.1)%

Net Revenue
Net revenue decreased by $407.8 million, or 23.1%, during fiscal 2024 as compared to fiscal 2023, due to a $237.6 million decrease in Cloud & Networking revenue and a $170.2 million decrease in Industrial Tech revenue.
The decrease in Cloud & Networking net revenue is primarily due to reduction in shipment primarily driven by U.S. export restrictions and reduction in demand associated with a build-up of inventory and resulting inventory management actions by our customers, offset by $199.5 million of revenue generated by Cloud Light. The decrease in Industrial Tech net revenue is primarily due to higher market competition, which reflects share normalization in the market, as well as reduction in demand associated with a build-up of inventory and resulting inventory management actions by our customers.
Net revenue increased by $54.4 million, or 3.2%, during fiscal 2023 as compared to fiscal 2022 due to a $313.8 million increase in Cloud & Networking revenue offset by a $259.4 million decrease in Industrial Tech revenue.
Cloud & Networking increased by $313.8 million during fiscal 2023 primarily due to $340.4 million of revenue attributable to the NeoPhotonics acquisition. Additionally, the supply chain shortage in fiscal 2022 was partially relieved, allowing us to meet more customer demand during fiscal 2023. The increase was offset by a $67.8 million decrease in revenue due to reduction in demand associated with inventory management and build-up at our customers and slowing of cloud data center customer capital spending. Industrial Tech decreased by $259.4 million primarily due to a $274.9 million decrease in imaging and sensing revenue driven by higher market competition and share normalization in the market, offset by a $15.1 million increase in industrial lasers revenue primarily due to a return in customer demand for our ultrafast and kilowatt class fiber lasers following a recovery in industrial production earlier in fiscal 2023 .
During our fiscal 2024, 2023 and 2022, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Google	18.9%	*	*
Apple	*	12.1%	28.7%
Ciena	11.4%	15.3%	12.6%
Nokia	*	10.5%	*
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

	Years Ended
	June 29, 2024		July 1, 2023		July 2, 2022
Net revenue:
Americas:
United States	$356.1	26.2%	$241.3	13.7%	$173.9	10.2%
Mexico	91.7	6.7	180.0	10.2	160.9	9.4
Other Americas	3.4	0.3	9.3	0.5	12.1	0.7
Total Americas	$451.2	33.2%	$430.6	24.4%	$346.9	20.3%

Asia-Pacific:
Thailand	$183.8	13.5%	$269.0	15.2%	$102.3	5.9%
Hong Kong	261.9	19.3	246.7	14.0	458.2	26.7
South Korea	75.2	5.5	170.2	9.6	265.2	15.5
Japan	84.6	6.2	179.5	10.2	181.2	10.6
Other Asia-Pacific	174.3	12.9	276.3	15.6	242.4	14.2
Total Asia-Pacific	$779.8	57.4%	$1,141.7	64.6%	$1,249.3	72.9%

EMEA	$128.2	9.4%	$194.7	11.0%	$116.4	6.8%

Total net revenue	$1,359.2	100.0%	$1,767.0	100.0%	$1,712.6	100.0%
During fiscal 2024, 2023 and 2022, net revenue from customers outside the United States, based on customer shipping location, represented 73.8%, 86.3% and 89.8% of net revenue, respectively.
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
Gross Margin
Gross margin in fiscal 2024 decreased to 18.5% from 32.2% in fiscal 2023. The decrease was primarily due to lower revenue, which negatively impacted gross margin by 12.9%, as well as a less profitable mix of products as a result of the acquisition of Cloud Light, which negatively impacted gross margin by 1.1%. Gross margin in fiscal 2024 was also negatively impacted by 1.4% due to higher excess capacity as a result of our manufacturing synergy plans in connection with the NeoPhotonics integration, transferring product lines out of China due to U.S. export restrictions, and a drop in demand due to customers actively working to reduce their elevated inventory levels. Additionally, in fiscal 2024 we recorded $13.3 million of higher inventory excess and obsolescence charges primarily due to U.S. export restrictions whereby we are no longer able to sell certain products to one of our customers, and customer demand changes as a result of product transitions. Furthermore, in fiscal 2024, we recorded $12.4 million of higher integration related costs. The decrease in gross margin was partially offset by $27.6 million of lower incremental costs of sales related to components acquired from various brokers at a premium to satisfy customer demand due to supply chain constraints and $9.5 million of lower amortization of acquired inventory.
Gross margin in fiscal 2023 decreased to 32.2% from 46.0% in fiscal 2022. The decrease was primarily due to a less profitable mix of products, including lower sales of sales of imaging and sensing products, which negatively impacted gross margin by 4.5%, as well as higher sales of lower margin telecom products due to the NeoPhotonics acquisition, which negatively impacted gross margin by 1.3%. Additionally, gross margin was negatively impacted by factory underutilization by 1.5% as a result of a drop in demand as customers actively work to reduce their elevated inventory levels. The lower gross margin was also driven by an aggregate of $21.5 million higher amortization of intangible assets due to the acquisition of NeoPhotonics and IPG telecom transmission product lines, $18.5 million higher incremental cost of sales related to components acquired from various brokers at a premium to satisfy customer demand due to supply chain constraints, $17.8 million of amortization of acquired inventory step-up, and $17.4 million of higher inventory excess and obsolete charges primarily due to company-wide integration efforts as a result of the NeoPhotonics acquisition and transitions to the next generation of products.
The markets in which we sell products are undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and have variant buying patterns. We expect these factors to result in variability of our gross margin, and our gross margins may be subject to increasing downward pressure due to these factors.
Segment Profit

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Cloud & Networking	$124.5	$313.2	$266.9
Industrial Tech	25.1	152.7	373.5
Cloud & Networking segment profit decreased by $188.7 million, or 60.2%, during fiscal 2024 as compared to fiscal 2023 primarily due to lower segment revenue and lower sales from telecom products, which negatively impacted segment profit by $215.4 million, offset by $23.2 million of segment profit from Cloud Light. Industrial Tech segment profit decreased by $127.6 million or 83.6%, during fiscal 2024 as compared to fiscal 2023 primarily due to lower segment revenue and a less profitable mix of products, including lower sales of higher margin imaging and sensing products due to increasing competition and share normalization, which negatively impacted segment profit by $76.3 million.
Cloud & Networking segment profit increased by $46.3 million, or 17.3%, during fiscal 2023 as compared to fiscal 2022 primarily due to higher sales from telecom products, which favorably impacted segment profit by $122.1 million, offset by lower sales from datacom products which negatively impacted segment profit by $75.8 million. Industrial Tech segment profit decreased by $220.8 million, or 59.1%, during fiscal 2023 as compared to fiscal 2022 primarily due to lower segment revenue and a less profitable mix of products, including lower sales of higher margin imaging and sensing products due to increasing competition and share normalization, which negatively impacted segment profit by $215.3 million.
Research and Development (“R&D”)
R&D expense decreased by $5.6 million, or 1.8%, in fiscal 2024 as compared to fiscal 2023. The decrease in R&D expense is primarily due to a charge of $12.9 million recorded during fiscal 2023 related to a write-off of in-process research and development intangible assets acquired from NeoPhotonics for projects that we subsequently decided not to pursue, offset by $8.6 million of higher spending primarily as a result of our acquisition of Cloud Light during fiscal 2024.
R&D expense increased by $87.1 million, or 39.5%, in fiscal 2023 as compared to fiscal 2022. The increase in R&D expense is attributable to an increase in payroll and employee compensation related expenses due to additional headcount from the acquisition of NeoPhotonics and IPG telecom transmission product lines. In addition, we recognized a charge of $12.9 million during fiscal 2023 related to a write-off of in-process research and development intangible assets acquired from NeoPhotonics for projects that we subsequently decided not to pursue.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. Despite signs of a weaker macroeconomic environment, we plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $38.1 million, or 10.9%, during fiscal 2024 as compared to fiscal 2023. The decrease in SG&A expense in fiscal 2024 was primarily driven by the overall reduction in payroll and employee compensation related expenses as a result of recent restructuring actions, $15.2 million of lower outside consultant costs as a result of business and system integrations efforts, $17.9 million of lower stock-based compensation primarily due to $11.9 million expense recognized in fiscal 2023 related to the accelerated awards as part of NeoPhotonics acquisition, and $7.8 million of expense with respect to the settlement of certain non-ordinary course litigation matters in fiscal 2023, offset by $21.9 million of incremental amortization of intangible assets associated with the Cloud Light acquisition.
SG&A expense increased by $83.1 million, or 31.3%, in fiscal 2023 as compared to fiscal 2022. The increase in SG&A expense was primarily driven by an increase in payroll and employee compensation related expenses due to additional headcount from the NeoPhotonics acquisition and higher stock-based compensation. The increase was also attributable to incremental facility costs and $20.7 million of incremental amortization of intangibles due to the acquisition of NeoPhotonics and IPG telecom transmission product lines. Additionally, in connection with the NeoPhotonics acquisition, certain equity awards for NeoPhotonics employees were accelerated. We recognized $11.9 million of stock-based compensation associated with the acceleration during the first quarter of fiscal year 2023. We also recognized $11.5 million of acquisition related costs, primarily professional service fees and retention expenses related to the acquisitions of NeoPhotonics and IPG telecom transmission product lines. Furthermore, we recognized $7.8 million of expense with respect to the pending settlement of certain non-ordinary course litigation matters. For a description of our material pending legal proceedings, refer to “Note 16.

Commitments and Contingencies” to the consolidated financial statements.
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
During fiscal 2024, we recorded restructuring and related charges of $72.6 million. We discontinued our in-house development of coherent DSPs and RFICs. As a result, we recorded $35.8 million of restructuring and related charges during the fiscal fourth quarter of 2024, which includes $29.1 million write-off of in-process research and development (“IPR&D) assets, as well as $6.7 million of contract exit costs and asset write-off. The remaining $36.8 million of restructuring and related charges are primarily due to company-wide cost reduction initiatives, as well as our integration efforts to consolidate our manufacturing sites. We have shut down our factories in China which were acquired as part of the NeoPhotonics acquisition and are ramping up production of most of the related products at our Thailand facility. We are also executing our plans to optimize our wafer fabrication facilities in Japan.
During fiscal 2023, we recorded restructuring and related charges of $28.1 million, which were primarily attributable to company-wide integration efforts as a result of the NeoPhotonics acquisition, our cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provided for payments and benefits upon an involuntary termination of employment under certain circumstances.
During fiscal 2022, we recorded a net reversal to our restructuring and related charges of $1.1 million, which was attributable to lower than anticipated employee severance charges primarily as a result of retaining and re-assigning certain employees.
Refer to “Note 12. Restructuring and Related Charges” to the consolidated financial statements.
Interest Expense
Our interest expense is as follows for the years presented (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Interest expense	$33.8	$35.5	$80.2
Interest expense is driven by the amortization of the debt discount and issuance costs of our convertible notes.
Interest expense in fiscal 2024 decreased by $1.7 million, or 4.8%, from fiscal 2023, primarily due to the repayment of our 2024 Notes (as defined below) in March 2024 upon maturity, partially offset by incremental interest expense from our 2029 Notes (as defined below) issued in June 2023.
Interest expense in fiscal 2023 decreased by $44.7 million, or 55.7%, from fiscal 2022, primarily due to the adoption of ASU 2020-06 in our first quarter of fiscal 2023, which requires us to record each of our 2026 Notes and 2028 Notes as a single liability, measured at amortized cost, eliminating the interest expense associated with the debt discount.
Other Income, Net
The components of other income, net are as follows for the years presented (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Foreign exchange gains, net	$0.8	$7.0	$6.1
Interest and investment income	61.3	40.8	6.1
Other income (expense), net	—	1.0	(0.2)
Other income, net	$62.1	$48.8	$12.0

Other income, net in fiscal 2024 increased by $13.3 million from fiscal 2023 primarily due to $20.5 million of increase in interest and investment income driven by an increase in interest rates on our fixed income securities, offset by $6.2 million of lower foreign exchange gains, reflecting a more stable U.S. dollar. In fiscal 2023 the U.S. dollar strengthened significantly against several currencies including the Japanese Yen.
Other income, net in fiscal 2023 increased by $36.8 million from fiscal 2022 primarily due to $34.7 million of increase in interest and investment income driven by an increase in interest rates on our fixed income securities and $0.9 million of increase in net foreign exchange gain as a result of the strengthening of the U.S. dollar relative to most foreign currencies. Additionally, concurrent with the issuance of the 2029 Notes, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes. We recognized a gain of $1.0 million related to the repurchase, which was recorded under other income, net in fiscal 2023.
Provision for Income Taxes

	Years Ended
(in millions)	June 29, 2024	July 1, 2023	July 2, 2022
Income tax provision	$140.8	$29.2	$36.2

Our provision for income taxes for fiscal 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from current valuation allowance change as it is not more-likely-than-not that certain deferred tax assets will be realizable in the future, earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and non-deductible stock-based compensation. Additionally, our provision for income taxes includes changes in unrecognized tax benefits offset by income tax benefits from tax rate changes.
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

Defined Benefit Plans
The Company sponsors defined benefit pension plans covering employees in Japan, Switzerland, and Thailand. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. The funding policy is consistent with the local requirements of each country. As of June 29, 2024, the defined benefit plans in Switzerland were partially funded, while defined benefit plans in Japan and Thailand were unfunded. As of June 29, 2024, our projected benefit obligations, net, in Japan, Switzerland, and Thailand were $3.6 million, $2.4 million and $3.6 million, respectively. They were recorded in our consolidated balance sheets as accrued payroll and related expenses for the current portion while other non-current liabilities for the non-current portion, and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 100 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease of $4.0 million or $3.1 million, respectively, in the PBO based upon data as of June 29, 2024.
We expect to contribute $1.6 million to our defined benefit pension plans in fiscal 2025.
Financial Condition
Liquidity and Capital Resources
As of June 29, 2024 and July 1, 2023, our cash and cash equivalents were $436.7 million and $859.0 million, respectively. As of June 29, 2024 and July 1, 2023, our short-term investments of $450.3 million and $1,154.6 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash outside the United States held by the non-U.S. entities as of June 29, 2024 and July 1, 2023 was $306.9 million and $298.4 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Switzerland, the Cayman Islands, Thailand and Brazil. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
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
Indebtedness
As of June 29, 2024, the net carrying amount of our 2029 Notes (as defined below) of $599.4 million, which have an aggregate principal balance of $603.7 million maturing in 2029, is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $90.40 (130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, the 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt component would be reclassified to current liabilities.

As of June 29, 2024, the net carrying amount of our 2028 Notes (as defined below) of $856.6 million, which have an aggregate principal balance of $861.0 million maturing in 2028, is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 (130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt component would be reclassified to current liabilities.
As of June 29, 2024, the net carrying amount of our 2026 Notes (as defined below) of $1,047.2 million, which have an aggregate principal balance of $1,050.0 maturing in 2026, is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 (130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt component would be reclassified to current liabilities.
On March 15, 2024, our 0.25% Convertible Senior Notes due 2024 (the “2024 Notes”) reached maturity. We fully repaid the remaining principal amount of $323.1 million at the maturity date.
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
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase shares of our common stock through May 2025. During fiscal 2024, we did not repurchase any of our common stock. During fiscal 2023, we repurchased 0.7 million shares of our common stock as part of the share buyback program at an average price of $65.03 per share for an aggregate purchase price of $40.5 million. During fiscal 2022, we repurchased 4.0 million shares of our common stock as part of the share buyback program at an average price of $87.21 per share for an aggregate purchase price of $348.9 million.
Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately. As of June 29, 2024, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the evaluation of market conditions and other factors, at prices determined to be in the best interests of the Company and our stockholders. The stock buyback program may be suspended or terminated at any time.

Contractual Obligations
The following table summarizes our contractual obligations as of June 29, 2024, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments due
	Total	Less than 1 year	More than 1 year
Contractual Obligations
Asset retirement obligations	$7.5	$0.3	$7.2
Operating lease liabilities, including imputed interest (1)	61.8	15.3	46.5
Pension plan contributions (2)	1.6	$1.6	—
Purchase obligations (3)	475.1	418.0	57.1
Convertible notes - principal (4)	2,514.7	—	2,514.7
Convertible notes - interest (4)	80.1	18.7	61.4
Total	$3,140.8	$453.9	$2,686.9
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of June 29, 2024, we expect to receive sublease income of approximately $0.8 million over the next year. Refer to “Note 8. Leases” to the consolidated financial statements.
In July 2024, we purchased the land and building of our wafer fabrication facility located in Sagamihara, Japan for a total transaction price of $46.5 million including related fees and refundable consumption taxes. Our lease of the building at the premises, which was originally scheduled to end in March 2033, was terminated as a result of the purchase. We derecognized the related right-of-use assets of $31.9 million and lease liability of $17.4 million at the purchase completion date. Refer to “Note 19. Subsequent Events” to the consolidated financial statements.
(2) The amount of pension plan contributions represents planned contributions to our defined benefit plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amount of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond one year in the table above. Refer to “Note 15. Employee Retirement Plans” to the consolidated financial statements.
(3) Purchase obligations represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 16. Commitments and Contingencies” to the consolidated financial statements.
(4) The amounts related to convertible notes include principal and interest on our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”), and principal and interest on our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”). The 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, and the 2029 Notes have a maturity date of December 15, 2029. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversions. On March 15, 2024, the maturity date of the 2024 Notes, we repaid the outstanding $323.1 million principal amount of the 2024 Notes in full. Refer to “Note 10. Debt” to the consolidated financial statements.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, which have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Unrecognized Tax Benefits
As of June 29, 2024, our other non-current liabilities also include $83.0 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.

Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of June 29, 2024, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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
Cash Flows
Fiscal 2024
As of June 29, 2024, our consolidated balance of cash and cash equivalents decreased by $422.3 million, to $436.7 million from $859.0 million as of July 1, 2023. The decrease in cash and cash equivalents was due to cash used in financing activities of $332.7 million and cash used in investing activities of $114.3 million, partially offset by cash provided by operating activities of $24.7 million during the year ended June 29, 2024.
Cash provided by operating activities was $24.7 million during the year ended June 29, 2024, which reflects the net loss of $546.5 million and non-cash items of $432.4 million, partially offset by $138.8 million of changes in our operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a decrease in accounts payable of $89.7 million primarily due to lower inventory purchases and linearity of payments and a decrease in income tax liabilities of $77.7 million primarily due annual income tax payments in Japan, offset by a decrease in inventories of $73.8 million primarily due to reduced inventory level in our Cloud & Networking business and a decrease in accounts receivable of $72.3 million due to lower revenue.
Cash used in investing activities of $114.3 million during the year ended June 29, 2024 was primarily attributable to the acquisition of Cloud Light in the amount of $700.9 million, net of cash acquired, capital expenditures of $133.0 million and an intangible asset acquisition of $4.0 million, offset by net proceeds from short-term investments of $722.8 million and proceeds from sales of property and equipment of $0.8 million.

Cash used in financing activities of $332.7 million during the year ended June 29, 2024, was attributable to $323.1 million of repayment of the principal amount of 2024 Notes upon maturity, and tax payments related to the net share settlement of restricted stock units of $24.0 million, offset by $14.4 million of proceeds from employee stock plans.
Fiscal 2023
As of July 1, 2023, our consolidated balance of cash and cash equivalents decreased by $431.2 million, to $859.0 million from $1,290.2 million as of July 2, 2022. The decrease in cash and cash equivalents was due to cash used in investing activities of $874.0 million, partially offset by cash provided by financing activities of $263.0 million and cash provided by operating activities of $179.8 million during the year ended July 1, 2023.
Cash provided by operating activities was $179.8 million during the year ended July 1, 2023, which reflects the net loss of $131.6 million and non-cash items of $448.0 million, partially offset by $136.6 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities is mainly driven by an increase in inventories of $81.5 million primarily related to prebuild inventory and safety stock, a decrease in accounts payable of $74.0 million due to lower purchases from our contract manufacturers and linearity of payments, offset by a decrease in accounts receivable of $83.2 million primarily due to linearity of billings and timing of payments.
Cash used in investing activities of $874.0 million during the year ended July 1, 2023 was primarily attributable to the acquisition of NeoPhotonics and IPG telecom transmission product lines in the amount of $861.6 million, net of cash acquired and capital expenditures of $128.5 million, partially offset by net proceeds from short-term investments of $115.7 million.
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
Cash provided by operating activities was $459.3 million during the year ended July 2, 2022, which reflects net income of $198.9 million and non-cash items of $351.0 million, partially offset by $90.6 million of changes in our operating assets and liabilities. Changes in our operating assets and liabilities are primarily due to an increase in inventories of $51.8 million mostly related to safety stock and components acquired from various brokers at a premium to satisfy customer demand due to supply chain constraints and an increase in accounts receivable of $49.2 million due to the timing of revenue booking and collections, offset by an increase in accounts payable of $47.0 million primarily driven by increase in inventory purchases.
Cash used in investing activities of $226.3 million during the year ended July 2, 2022 was attributable to net proceeds from short-term investments of $111.5 million, capital expenditures of $91.2 million, and a $30.0 million term loan provided to NeoPhotonics to support their on-going growth plans through the anticipated merger completion, partially offset by proceeds from the sales of property, plant and equipment of $6.4 million. The term loan to NeoPhotonics is described in “Note 4. Business Combination” to the consolidated financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded foreign exchange gains of $0.8 million in fiscal 2024, foreign exchange gains of $7.0 million in fiscal 2023 and foreign exchange losses of $6.1 million in fiscal 2022 in the consolidated statements of operations.
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
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our 2029 Notes, 2028 Notes and 2026 Notes.
We issued the 2029 Notes in June 2023, the 2028 Notes in March 2022 and the 2026 Notes in December 2019 with an aggregate principal amount of $603.7 million, $861.0 million and $1,050.0 million, respectively. The 2029 Notes, 2028 Notes and 2026 Notes are carried at face value less issuance costs on the condensed consolidated balance sheet. The 2029 Notes, 2028 Notes and 2026 Notes bear interest at a rate of 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2029 Notes, 2028 Notes and 2026 Notes will mature on December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes.
Interest Rate Fluctuation Risk
As of June 29, 2024, we had cash, cash equivalents, and short-term investments of $887.0 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of June 29, 2024, the weighted-average life of our investment portfolio was approximately six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 29, 2024, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.4 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.2 million.
Bank Liquidity Risk
As of June 29, 2024, we had approximately $196.9 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lumentum Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 29, 2024 and July 1, 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended June 29, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2024 and July 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventories, Valuation of Inventory - Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
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
The Company completed the acquisition of Cloud Light Technology Limited (“Cloud Light”) for a total consideration of $728.5 million on November 7, 2023. The Company accounted for the transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of $333.0 million. Intangible assets acquired primarily related to developed technology, in process research and development (“IPR&D”) and customer relationships. Management estimated the fair value of the intangible assets using valuation techniques which includes the use of a discounted cash flow model. The fair value determination of the intangible assets required management to make significant estimates and assumptions, including future expected revenue, expenses, capital expenditures and other costs, as well as discount rates.
We identified the fair value of acquired developed technology and customer relationships from the Cloud Light acquisition as a critical audit matter because of the significant business assumptions and estimates used in the valuation of acquired entity that possess higher degrees of complexity and sensitivity to the valuations. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The significant assumptions and estimates used to estimate the fair value of Cloud Light’s developed technology and customer relationships (“acquired intangible assets”) relate primarily to the forecasted revenue growth rates, the period required for customer revenues to mature (“customer ramp periods”) and the discount rates applied to these future cash flows.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the acquired intangible assets, specifically as they relate to significant assumptions and estimates including forecasted revenue growth rates, customer ramp periods, and the discount rates, included the following, among others:
•We tested the effectiveness of internal controls over the valuation and accounting for the acquired intangible assets, including management’s controls related to the forecasted revenue growth rates, customer ramp periods, and discount rate.
•We assessed the reasonableness of management’s forecast of future revenues by comparing the projected growth rates to historical results, certain peer companies, and industry data.
•We evaluated whether the estimated future revenues were consistent with evidence obtained in other areas of the audit.
•We assessed the reasonableness of management’s customer ramp periods by comparing historical customer ramp periods to the projections used in the valuation.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate including the underlying valuation methodology by:
◦Testing the market inputs and the appropriateness of their inclusion in the models used to determine the discount rate
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
August 21, 2024

We have served as the Company's auditor since 2016.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Net revenue	$1,359.2	$1,767.0	$1,712.6
Cost of sales	1,023.8	1,113.6	861.1
Amortization of acquired developed intangibles	83.9	84.4	62.9
Gross profit	251.5	569.0	788.6
Operating expenses:
Research and development	302.2	307.8	220.7
Selling, general and administrative	310.7	348.8	265.7
Restructuring and related charges	72.6	28.1	(1.1)
Total operating expenses	685.5	684.7	485.3
Income (loss) from operations	(434.0)	(115.7)	303.3
Interest expense	(33.8)	(35.5)	(80.2)
Other income, net	62.1	48.8	12.0
Income (loss) before income taxes	(405.7)	(102.4)	235.1
Income tax provision	140.8	29.2	36.2
Net income (loss)	$(546.5)	$(131.6)	$198.9

Net income (loss) per share:
Basic	$(8.12)	$(1.93)	$2.79
Diluted	$(8.12)	$(1.93)	$2.68

Shares used to compute net income (loss) per share:
Basic	67.3	68.3	71.2
Diluted	67.3	68.3	74.2

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Net income (loss)	$(546.5)	$(131.6)	$198.9
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	(0.6)	0.7	—
Net change in unrealized gain (loss) on available-for-sale securities	4.7	4.4	(10.2)
Net change in defined benefit obligations	1.1	(1.4)	2.4
Other comprehensive income (loss), net of tax	5.2	3.7	(7.8)
Comprehensive income (loss), net of tax	$(541.3)	$(127.9)	$191.1

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 29, 2024	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$436.7	$859.0
Short-term investments	450.3	1,154.6
Accounts receivable, net	194.7	246.1
Inventories	398.4	408.6
Prepayments and other current assets	110.0	109.6
Total current assets	1,590.1	2,777.9
Property, plant and equipment, net	572.5	489.5
Operating lease right-of-use assets, net	72.8	77.3
Goodwill	1,055.8	695.1
Other intangible assets, net	617.5	459.2
Deferred tax asset	10.7	116.3
Other non-current assets	12.5	16.8
Total assets	$3,931.9	$4,632.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126.3	$169.4
Accrued payroll and related expenses	36.1	39.4
Accrued expenses	52.4	51.2
Convertible notes, current	—	311.6
Operating lease liabilities, current	13.4	14.4
Other current liabilities	41.1	47.8
Total current liabilities	269.3	633.8
Convertible notes, non-current	2,503.2	2,500
Operating lease liabilities, non-current	43.0	47.7
Deferred tax liability	55.7	3.4
Other non-current liabilities	103.4	91.4
Total liabilities	2,974.6	3,276.3
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares; 67.9 and 66.4 shares issued and outstanding as of June 29, 2024 and July 1, 2023, respectively	0.1	0.1
Additional paid-in capital	1,835.0	1,692.2
Accumulated deficit	(887.1)	(340.6)
Accumulated other comprehensive income	9.3	4.1
Total stockholders’ equity	957.3	1,355.8
Total liabilities and stockholders’ equity	$3,931.9	$4,632.1

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES:
Net income (loss)	$(546.5)	$(131.6)	$198.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	110.6	106.6	81.6
Stock-based compensation	128.8	148.4	103.1
Amortization and write-off of acquired intangible assets	179.7	149.0	85.5
(Gain) loss on sales and dispositions of property, plant and equipment	2.6	8.6	(3.0)
Amortization of debt discount and debt issuance costs	14.6	24.3	72.4
Amortization of inventory fair value adjustment in connection with acquisition	8.3	17.8	—
Gain on repurchase of convertible notes	—	(1.0)	—
Other non-cash (income) expenses, net	(12.2)	(5.7)	11.4
Changes in operating assets and liabilities:
Accounts receivable	72.3	83.2	(49.2)
Inventories	73.8	(81.5)	(51.8)
Operating lease right-of-use assets, net	3.4	15.5	(6.2)
Prepayments and other current and non-currents assets	30.6	(4.2)	(14.3)
Income taxes, net	77.7	(37.9)	(21.1)
Accounts payable	(89.7)	(74.0)	47.0
Accrued payroll and related expenses	(8.9)	(36.3)	0.3
Operating lease liabilities	(4.3)	(16.2)	0.6
Accrued expenses and other current and non-current liabilities	(16.1)	14.8	4.1
Net cash provided by operating activities	24.7	179.8	459.3
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(133.0)	(128.5)	(91.2)
Acquisition of businesses, net of cash acquired	(700.9)	(861.6)	—
Payment for acquisition of intangible assets	(4.0)	—	—
Purchases of short-term investments	(278.7)	(1,030.3)	(1,085.1)
Proceeds from maturities and sales of short-term investments	1,001.5	1,146.1	973.6
Term loan funding provided to NeoPhotonics	—	—	(30.0)
Proceeds from the sales of property and equipment	0.8	0.3	6.4
Net cash used in investing activities	(114.3)	(874.0)	(226.3)
FINANCING ACTIVITIES:
Proceeds from the issuance of 2029 Notes, net of issuance costs	—	599.4	—
Proceeds from the issuance of 2028 Notes, net of issuance costs	—	—	854.1
Payment, repurchase and conversion of 2024 Notes	(323.1)	(132.8)	(1.8)
Repayment of term loan	—	(5.9)	—
Repurchase of common stock	—	(175.6)	(543.9)
Payment of withholding taxes related to net share settlement of restricted stock units	(24.0)	(37.2)	(39.0)
Proceeds from employee stock plans	14.4	15.1	13.5
Net cash provided by (used in) financing activities	(332.7)	263.0	282.9
Increase (decrease) in cash and cash equivalents	(422.3)	(431.2)	515.9
Cash and cash equivalents at beginning of period	859.0	1,290.2	774.3
Cash and cash equivalents at end of period	$436.7	$859.0	$1,290.2

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$61.2	$67.3	$57.0

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Cash paid for interest	19.7	10.8	7.5

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$11.8	$9.8	$3.4
Settlement of loan to NeoPhotonics	—	50.0	—
2029 Notes issuance costs in current liabilities	—	0.8	—
Right-of-use assets obtained in exchange for new operating lease liabilities	16.0	19.4	14.8
Unpaid intangible assets in accrued expense	1.0	—	—
Share-based purchase price consideration in connection with the Cloud Light acquisition	23.5	—	—
Repurchase of common stock pending settlement	—	—	10.1
See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 3, 2021	73.0	$0.1	$1,743.6	$220.9	$8.2	$1,972.8
Net income	—	—	—	198.9	—	198.9
Other comprehensive loss	—	—	—	—	(7.8)	(7.8)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.5)	—	(39.0)	—	—	(39.0)
Equity component of the 2028 Notes, net of tax of $48.7 million and issuance costs of $1.9 million	—	—	180.6	—	—	180.6
Adjustment to equity component of the 2024 Notes in connection with cash settlement	—	—	(0.1)	—	—	(0.1)
ESPP shares issued	0.2	—	13.6	—	—	13.6
Repurchases of common stock	(6.0)	—	—	(548.9)	—	(548.9)
Stock-based compensation	—	—	104.9	—	—	104.9
Balance as of July 2, 2022	68.0	$0.1	$2,003.6	$(129.1)	$0.4	$1,875.0
Cumulative adjustment from adoption of ASU 2020-06	—	—	(426.5)	85.6	—	(340.9)
Net loss	—	—	—	(131.6)	—	(131.6)
Other comprehensive income	—	—	—	—	3.7	3.7
Equity component of repurchased 2024 Notes	—	—	(13.5)	—	—	(13.5)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.5)	—	(37.2)	—	—	(37.2)
ESPP shares issued	0.3	—	15.1	—	—	15.1
Repurchases of common stock	(3.0)	—	—	(165.5)	—	(165.5)
Stock-based compensation	—	—	150.7	—	—	150.7
Balance as of July 1, 2023	66.4	$0.1	$1,692.2	$(340.6)	$4.1	$1,355.8
Net loss	—	—	—	(546.5)	—	(546.5)
Other comprehensive income	—	—	—	—	5.2	5.2
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.5	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.4)	—	(24.0)	—	—	(24.0)
ESPP shares issued	0.4	—	14.4	—	—	14.4
Equity awards pursuant to merger agreement	—	—	23.5	—	—	23.5
Stock-based compensation	—	—	128.9	—	—	128.9
Balance as of June 29, 2024	67.9	$0.1	$1,835.0	$(887.1)	$9.3	$957.3
See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is an industry-leading provider of optical and photonic products essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecomunications, consumer, and industrial end-market applications. We operate in two end-market focused reportable segments, Cloud & Networking and Industrial Tech.
Our Cloud & Networking products include a comprehensive portfolio of optical and photonic components, modules, and subsystems supplied to network operator and network equipment manufacturer customers building cloud data center infrastructure, including products for artificial intelligence and machine learning (“AI/ML”) and data center interconnect (“DCI”) applications, and communications service provider networks, including products for access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) network infrastructure. Our Cloud & Networking products also support network equipment manufacturers building enterprise network infrastructure, including storage-area networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). Demand for our Cloud & Networking products is driven by the continual growth in network capacity required for cloud computing and services, including for AI/ML, streaming video and video conferencing, wireless and mobile devices, and internet of things (“IoT”).
Our Industrial Tech products include solid-state lasers, kilowatt-class fiber lasers, ultrafast lasers, diode lasers, and gas lasers, which address applications in numerous end-markets. In the consumer end-market, our laser light sources are integrated into our customers’ 3D sensing cameras, which are used in mobile devices, payment kiosks, and other consumer electronics devices to enable applications including biometric identification, computational photography and virtual and augmented reality. In the automotive end-market, our lasers are used in our customers’ LiDAR and other optical sensor devices, which are increasingly being used in advanced driver assistance systems (“ADAS”) and in-cabin driver and occupant monitoring systems. In the industrial manufacturing end-market, our lasers are incorporated into our customers’ manufacturing machine tools used for the precision processing of materials in a range of industries including semiconductor device and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Our products can also be used in the industrial end-market in imaging and sensing systems for process feedback and control, quality assurance, and waste reduction. Adoption of our products in the industrial end-market is driven by the needs of customers to advance semiconductor and microelectronics industry roadmaps, and by Industry 4.0/5.0 trends, including increasing manufacturing precision and flexibility and reducing waste and environmental impact. Demand for our products in the industrial end-market is driven by end-customer investments in manufacturing capacity. Our lasers also address certain semiconductor inspection and life-science applications.
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
Prior to fiscal year 2024, we operated in two reportable segments consisting of Optical Communications (“OpComms”) and Commercial Lasers (“Lasers”). During the fiscal first quarter of 2024, we changed our organizational structure to better align with trends in our markets and our customer and product mix. Our new operating segments are Cloud & Networking and Industrial Tech. The Cloud & Networking segment includes the Telecom and Datacom product lines that were previously part of the OpComms segment. The Industrial Tech segment includes the previous Lasers segment and the Industrial & Consumer product lines that were previously part of the OpComms segment. Comparative prior period segment information has been recast to conform to the new segment structure and measures. The changes in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows. Refer to “Note 17. Operating Segments and Geographic Information”.
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be adversely impacted by inflation, a dynamic supply chain and demand environment, and signs of a weaker macroeconomic environment impacting capital expenditures across our served

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

markets. Additionally, instability in the global credit markets, capital expenditure reductions, unemployment and other labor issues, decline in stock markets, the instability in the geopolitical environment in many parts of the world, and the current global economic challenges continue to put pressure on our business and operating results.
We are also continuously monitoring both the current developments in the ongoing Russia-Ukraine war including the related export controls and resulting sanctions imposed on Russia and Belarus by the U.S. and other countries, and the Israel-Hamas war. Additional factors such as increased inflation, escalating energy costs, constrained raw material availability, and the related costs increases, could continue to impact the global economy and our business. Although the global implications of these wars are difficult to predict at this time, we do not presently foresee direct material adverse effects upon our business.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2024, 2023 and 2022 were 52-week years, ending on June 29, 2024, July 1, 2023 and July 2, 2022, respectively.
Principles of Consolidation
The consolidated financial statements are prepared in accordance with GAAP and includes the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. Intercompany transactions and balances are fully eliminated in consolidation.

Business Combination
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). On August 3, 2022, we completed the acquisition of NeoPhotonics Corporation (“NeoPhotonics”). On August 15, 2022, we completed the acquisition of IPG Photonics’ telecom transmission product lines. We have applied the acquisition method of accounting to account for these transactions in accordance with ASC Topic 805, Business Combinations. Our condensed consolidated financial statements include the operating results of the acquired entities from the acquisition close date. Refer to “Note 4. Business Combination”.
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
Cash Equivalents
We consider highly liquid fixed income securities with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 29, 2024, our cash equivalents consist of money market funds, U.S. Agency securities and U.S. Treasury securities.
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
Basic and Diluted Net Income (Loss) per Common Share
Basic income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted income per share reflects the potential dilution that could occur if stock options, preferred stock, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding $1,050.0 million in aggregate principal amount of 2026 Notes, $861.0 million in aggregate principal amount of 2028 Notes, and $603.7 million in aggregate principle amount of 2029 Notes (collectively, the “convertible notes”). We used the treasury stock method for all convertible notes in the diluted net income per share calculation for the year ended July 2, 2022 as we had the ability and intent to settle the face value of the convertible notes in cash. Upon adoption of ASU 2020-06 on July 3, 2022, we used the if-converted method for all convertible notes in the diluted net income per share calculation.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Recognition
Pursuant to Topic 606, we recognize our revenues upon the application of the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenues when, or as, the contractual performance obligations are satisfied.
The majority of our revenue comes from product sales, consisting of sales of hardware products to our customers. Our revenue contracts generally include only one performance obligation. Revenues are recognized at a point in time when control of the promised goods or services are transferred to our customers upon shipment or delivery of goods or rendering of services, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We have entered into vendor managed inventory (“VMI”) programs with our customers. Under these arrangements, we receive purchase orders from our customers, and the inventory is shipped to the VMI location upon receipt of the purchase order. The customer then pulls the inventory from the VMI hub based on its production needs. Revenue under VMI programs is recognized when control transfers to the customer, which is generally once the customer pulls the inventory from the hub.
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
We exclude from revenue the taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by us from a customer and deposited with the relevant government authority.
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
Deferred revenue as of June 29, 2024 and July 1, 2023 was $0.6 million and $2.1 million, respectively, which was recorded in other current liabilities in the consolidated balance sheets. During fiscal 2024 and fiscal 2023, we recognized $2.0 million and nil of revenue that was included in deferred revenue as of July 1, 2023 and July 2, 2022, respectively.
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
We provide reserves for the estimated costs of product warranties that we record as cost of sales at the time revenue is recognized. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time-to-time, specific warranty accruals may be made if discrete technical problems arise.
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
Contract Balances
We record accounts receivable when we have an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where we have unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits and are included in other current liabilities within our consolidated balance sheet. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Refer to “Note 18. Revenue Recognition” for a presentation of changes in contract balances.
Disaggregation of Revenue
We disaggregate revenue by geography and by product. Refer to “Note 18. Revenue Recognition” for a presentation of disaggregated revenue. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our Chief Operating Decision Maker (“CODM”) to manage the business.
Income Taxes
In accordance with the authoritative guidance on accounting for income taxes, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Certain estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts to our preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities, whichever is earlier, the adjustments will affect our earnings.
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
Pension Benefits
The Company sponsors various employee retirement plans, including defined contribution, defined benefit and other post-retirement plans. Refer to “Note 15. Employee Retirement Plans” for more information.

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
During fiscal 2024, 2023, and 2022, a few customers generated more than 10% of total net revenue. Refer to “Note 17. Operating Segments and Geographic Information” for more information.
As of June 29, 2024, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with one customer, which represented 13% of gross accounts receivable. As of July 1, 2023, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with three customers, which individually represented 14%, 12% and 12% of gross accounts receivable, respectively.
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
Restructuring and Related Charges
Costs associated with restructuring activities are recognized when they are obligated. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. We recognize a liability for post-employment benefits for workforce reductions related to restructuring activities when payment is probable and the amount is reasonably estimable. Restructuring and related charges may also include charges related to write-offs of long lived assets related to significant restructuring initiatives.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We plan to adopt ASU 2023-07 in our annual financial statements of fiscal 2025 and interim financial statements of the first quarter of fiscal 2026. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Numerator:
Net income (loss) - basic and diluted	$(546.5)	$(131.6)	$198.9

Denominator:
Weighted average common shares outstanding - basic	67.3	68.3	71.2
Effect of dilutive securities from stock-based benefit plans	—	—	0.6
Shares issuable assuming conversion of the convertible notes	—	—	2.4
Weighted average common shares outstanding - diluted	67.3	68.3	74.2

Net income (loss) per share:
Basic	$(8.12)	$(1.93)	$2.79
Diluted	$(8.12)	$(1.93)	$2.68
Shares from stock-based benefit plans and shares issuable assuming conversion of our convertible notes are anti-dilutive for the year ended June 29, 2024 and July 1, 2023, therefore excluded from the calculation of diluted net loss per share, as the Company had net loss for these periods.
Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the year ended June 29, 2024 include 29.6 million shares related to the convertible notes, 4.1 million shares issuable under RSUs and PSUs, 0.2 million shares issuable under the 2015 Purchase Plan and 1.1 million shares outstanding related to stock options. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for July 1, 2023 include 24.8 million shares related to the convertible notes, 3.2 million shares issuable under RSUs and PSUs and 0.2 million shares issuable under the 2015 Purchase Plan. Anti-dilutive shares excluded from the calculation of diluted net income per share for the year ended July 2, 2022 was 0.1 million. Refer to “Note 14. Equity”.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of our adoption of ASU 2020-06 in the first quarter of fiscal 2023, potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method. For periods prior to the adoption of ASU 2020-06, which include fiscal year 2022, our potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the treasury stock method.
Note 4. Business Combination
Cloud Light Acquisition
On October 29, 2023, we entered into a definitive merger agreement (the “Merger Agreement”) with Cloud Light. On November 7, 2023, we completed the acquisition of Cloud Light (the “Cloud Light Closing Date”). Cloud Light designs, markets, and manufactures advanced optical modules for data center applications. The acquisition enables us to be well-positioned to serve the growing needs of Cloud & Networking customers, particularly those customers focused on optimizing their data center infrastructure for the demands of AI/ML.
We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations, with respect to the fair value of purchase price consideration and the identifiable assets and liabilities of Cloud Light, which have been measured at estimated fair value as of the Cloud Light Closing date. The following tables summarize the preliminary purchase price consideration (in millions):

Fair Value
Cash consideration (1)	$705.0
Share-based consideration (2)	23.5
Total purchase price consideration	$728.5
(1) Under the terms of the Merger Agreement, Cloud Light stockholders received $1.69 per share after adjusting for applicable withholding taxes, escrow fund and expense fund contributions, for each of the 409.4 million of shares outstanding at the Cloud Light Closing date. As a result, we transferred $691.7 million of cash consideration on the Cloud Light Closing date. Additionally, each of Cloud Light’s outstanding options was exchanged for a combination of up-front cash consideration and newly issued options (the “replacement options”). As a result, we transferred $13.3 million of cash consideration on the Cloud Light Closing date.
(2) The replacement options have a total fair value of $38.9 million as of the Cloud Light Closing date, of which $23.5 million attributable to pre-acquisition service is recorded as part of the purchase price consideration and the remaining $15.4 million is recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the Cloud Light Closing date. In general, these options expire within 10 years from the Cloud Light Closing date. Refer to “Note 14. Equity”.
The cash consideration of $705.0 million, which was funded by the cash balances of Lumentum, includes $75.8 million of cash held in an escrow fund for a period of 12 months following the Cloud Light Closing date to support Cloud Light’s indemnification obligations under the Merger Agreement. The consideration is subject to customary adjustment for working capital.
We also incurred a total of $9.6 million of acquisition-related costs the year ended June 29, 2024, representing professional and other direct acquisition costs, which are recorded as selling, general and administrative expense in the consolidated statement of operations when incurred.
We allocated the fair value of the purchase price consideration to the assets acquired and liabilities assumed as of the Cloud Light Closing date based on their estimated fair values. The excess of purchase price consideration over the fair value of net assets acquired is recorded as goodwill. Our preliminary allocation of the purchase price consideration to the assets acquired and liabilities assumed as of the Cloud Light Closing date is as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value
Total purchase price consideration	$728.5

Assets acquired
Cash and cash equivalents	4.1
Short-term investments	1.0
Accounts receivable, net	20.9
Inventories	71.8
Prepayments and other current assets	14.2
Property, plant and equipment, net	62.5
Operating lease right-of-use assets, net	3.7
Other intangible assets, net (1)	333.0
Other non-current assets	0.3
Total assets	511.5

Liabilities assumed
Accounts payable	45.7
Accrued payroll and related expenses	5.6
Accrued expenses	10.0
Operating lease liabilities, current	1.8
Other current liabilities	9.5
Operating lease liabilities, non-current	1.9
Deferred tax liability	60.1
Other non-current liabilities	9.1
Total liabilities	143.7

Goodwill	$360.7
(1) Other intangible assets include developed technology of $170.0 million, customer relationship of $130.0 million, in-process research and development (“IPR&D”) of $16.0 million, order backlog of $14.0 million, and trade name and trademarks of $3.0 million. Refer to “Note 9. Goodwill and Other Intangible Assets”.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the working capital adjustments pursuant to the Merger Agreement, the fair value of inventories, property, plant and equipment, intangible assets, deferred tax assets and liabilities, and contingent liabilities, if any. Further adjustments may result before the end of the measurement period, which ends one year from the Cloud Light Closing date. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Cloud Light Closing date that, if known, would have resulted in revised estimated values of assets acquired and liabilities assumed, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be calculated as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
Goodwill from the Cloud Light acquisition has been assigned to the Cloud & Networking segment. The preliminary goodwill of $360.7 million arising from the acquisition is attributed to the expected revenue growth and synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and Cloud Light. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 9. Goodwill and Other Intangible Assets.”
Cloud Light contributed $199.5 million of our consolidated net revenue for the year ended June 29, 2024. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine Cloud Light’s contribution to our earnings.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Pro Forma Information
The following unaudited supplemental pro forma information presents the combined results of operations for the years ended June 29, 2024 and July 1, 2023, respectively, as if the acquisition was completed on July 3, 2022, the first day of the fiscal year 2023. The unaudited supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The unaudited supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
The unaudited pro forma financial information includes adjustments for: (i) amortization expense that would have been recognized related to the acquired intangible assets, (ii) depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) amortization of inventory fair value adjustment, (iv) acquisition related costs, such as third party transaction costs and restructuring costs, (v) stock-based compensation expense and (vi) the estimated income tax effect on the unaudited pro forma adjustments.
The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

	Years Ended
	June 29, 2024	July 1, 2023
Net revenue	$1,447.9	$1,961.5
Net loss	$531.7	$180.1
NeoPhotonics Acquisition

On August 3, 2022, we completed the acquisition of NeoPhotonics. The total purchase price consideration of $934.4 million was funded by the cash balances of the combined company. The addition of NeoPhotonics expanded our opportunity in some of the fastest growing markets for optical components used in cloud and telecom network infrastructure.
We have applied the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations to account for this transaction and recorded a goodwill of $315.3 million arising from the acquisition, which has been assigned to the Cloud & Networking segment.
We recorded $28.7 million of merger-related costs, representing professional and other direct acquisition costs, of which $8.3 million was incurred in fiscal year 2022 and $20.4 million was incurred in fiscal year 2023, which was recorded as selling, general and administrative expense in the condensed consolidated statements of operations.
The following unaudited supplemental pro forma information (unaudited) presents the combined results of operations for the years ended July 1, 2023 and July 2, 2022, respectively, as if the acquisition was completed on July 4, 2021, the first day of fiscal 2022. The unaudited supplemental pro forma financial information is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The unaudited supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The unaudited pro forma financial information includes adjustments for: (i) amortization expense that would have been recognized related to the acquired intangible assets, (ii) depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) amortization of inventory fair value adjustment, (iv) acquisition related costs, such as third party transaction costs and restructuring costs, (v) stock-based compensation expense and (vi) the estimated income tax effect on the unaudited pro forma adjustments.
The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022
Net revenue	$1,790.9	$2,061.2
Net income (loss)	$(90.1)	$77.2

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The unaudited pro forma financial information from the acquisition of the IPG telecom transmission product lines, assuming the acquisition was completed on the first day of fiscal 2022, as well as revenue and earnings generated during fiscal 2023, were not material for disclosure purposes.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 29, 2024:
Cash	$196.9	$—	$—	$196.9
Cash equivalents:
Commercial paper	15.9	—	—	15.9
Money market funds	223.9	—	—	223.9
Total cash and cash equivalents	$436.7	$—	$—	$436.7
Short-term investments:
Certificates of deposit	$0.8	$—	$—	$0.8
Commercial paper	12.6	—	—	12.6
Corporate debt securities	244.5	—	(0.6)	243.9
U.S. Agency securities	81.2	—	(0.3)	80.9
U.S. Treasury securities	112.6	—	(0.5)	112.1
Total short-term investments	$451.7	$—	$(1.4)	$450.3
July 1, 2023:
Cash	$254.3	$—	$—	$254.3
Cash equivalents:
Money market funds	276.1	—	—	276.1
U.S. Agency securities	4.0	—	—	4.0
U.S. Treasury securities	324.6	—	—	324.6
Total cash and cash equivalents	$859.0	$—	$—	$859.0
Short-term investments:
Certificates of deposit	$16.5	$—	$—	$16.5
Commercial paper	132.9	—	(0.2)	132.7
Corporate debt securities	472.7	—	(3.9)	468.8
U.S. Agency securities	207.9	—	(1.7)	206.2
U.S. Treasury securities	332.4	—	(2.0)	330.4
Total short-term investments	$1,162.4	$—	$(7.8)	$1,154.6
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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During fiscal 2024, 2023 and 2022, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
The components of other income, net are as follows for the years presented (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Foreign exchange gains, net	$0.8	$7.0	$6.1
Interest and investment income	61.3	40.8	6.1
Other income (losses), net	—	1.0	(0.2)
Other income, net	$62.1	$48.8	$12.0
Included in the interest and investment income are $5.8 million, $6.7 million and $3.9 million of interest receivable as of June 29, 2024, July 1, 2023 and July 2, 2022, respectively, recorded as prepayments and other current assets within the consolidated balance sheets. We did not recognize an allowance for credit losses against the interest receivable in any of the periods presented as there were no such losses.
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
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months, respectively, as of the periods presented (in millions):

	Continuous Loss Position For More Than 12 Months		Continuous Loss Position For Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 29, 2024:
U.S. Agency securities	$62.3	$(0.3)	$12.6	$—	$(0.3)
Commercial paper	—	—	28.6	—	—
Corporate debt securities	133.7	(0.5)	90.6	(0.2)	(0.7)
U.S. government bonds	72.3	(0.4)	39.7	(0.1)	(0.5)
Total	$268.3	$(1.2)	$171.5	$(0.3)	$(1.5)

July 1, 2023:
U.S. Agency securities	$39.6	$(0.4)	$170.6	$(1.3)	$(1.7)
Certificates of deposit	—	—	7.7	—	—
Commercial paper	—	—	128.5	(0.2)	(0.2)
Corporate debt securities	93.6	(1.2)	358.9	(2.7)	(3.9)
U.S. government bonds	50.8	(0.6)	221.4	(1.4)	(2.0)
Total	$184.0	$(2.2)	$887.1	$(5.6)	$(7.8)
The following table classifies our short-term investments by remaining maturities (in millions):

	June 29, 2024		July 1, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$405.5	$404.1	$762.9	$759.1
Due between 1 year to 5 years	46.2	46.2	399.5	395.5
	$451.7	$450.3	$1,162.4	$1,154.6
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
Our pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are primarily classified as Level 2 assets since such funds are not directly traded in active markets. Refer to “Note 15. Employee Retirement Plans.”
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 29, 2024 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$15.9	$—	$15.9
Money market funds	$223.9	$—	$—	$223.9
Short-term investments:
Certificates of deposit	—	0.8	—	0.8
Commercial paper	—	12.6	—	12.6
Corporate debt securities	—	243.9	—	243.9
U.S. Agency securities		80.9		80.9
U.S. Treasury securities	112.1	—	—	112.1
Total assets	$336.0	$354.1	$—	$690.1
(1) Excludes $196.9 million in cash held in our bank accounts as of June 29, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
July 1, 2023 (1)
Assets:
Cash equivalents:
Money market funds	$276.1	$—	$—	276.1
U.S. Agency securities	—	4.0	—	4.0
U.S. Treasury securities	324.6	—	—	324.6
Short-term investments:
Certificates of deposit	—	16.5	—	16.5
Commercial paper	—	132.7	—	132.7
Corporate debt securities	—	468.8	—	468.8
U.S. Agency securities	—	206.2	—	206.2
U.S. Treasury securities	330.4	—	—	330.4
Total assets	$931.1	$828.2	$—	$1,759.3
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
The carrying amounts and estimated fair values of our convertible notes are as follows for the periods presented (in millions):

	June 29, 2024		July 1, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$599.4	$588.8	$598.6	$625.2
2028 Notes	856.6	680.2	855.5	677.8
2026 Notes	1,047.2	948.3	1,045.9	933.2
2024 Notes	—	—	311.6	345.2
	$2,503.2	$2,217.3	$2,811.6	$2,581.4
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2024, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, or any indicators of impairment exist.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of June 29, 2024 and July 1, 2023, the allowance for credit losses on our trade receivables were $0.2 million and less than $0.1 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	June 29, 2024	July 1, 2023
Raw materials and purchased parts	$196.9	$170.5
Work in process	101.6	103.2
Finished goods	99.9	134.9
Inventories	$398.4	$408.6
In connection with the Cloud Light Acquisition, we recorded $71.8 million of inventory as of the Cloud Light Closing date. During the year ended June 29, 2024, we amortized and recognized as cost of sales in our consolidated statements of operations the entire $8.0 million of fair value step-up of inventory acquired from Cloud Light.
In connection with the NeoPhotonics acquisition, we recorded $84.3 million of inventory as of the Cloud Light Closing date. During the year ended July 1, 2023, we amortized and recognized as cost of sales in our consolidated statements of operations the entire $17.8 million of fair value step-up of inventory acquired from NeoPhotonics.
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	June 29, 2024	July 1, 2023
Land	$75.2	$63.5
Buildings and improvement	215.1	170.3
Machinery and equipment	772.1	657.9
Computer equipment and software	44.9	41.4
Furniture and fixtures	14.3	10.2
Leasehold improvements	47.5	49.6
Construction in progress	71.1	69.2
	1,240.2	1,062.1
Less: Accumulated depreciation	(667.7)	(572.6)
Property, plant and equipment, net	$572.5	$489.5
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
In connection with the Cloud Light acquisition, we assumed $62.5 million of property, plant and equipment as of the Cloud Light Closing date.
In August 2023, we purchased land and buildings that we previously leased in the United Kingdom for a total purchase price of $23.3 million. Additionally, we capitalized $1.8 million of incremental direct costs for fees paid to third parties. We also recorded a $0.3 million reduction in the carrying value of buildings purchased related to the termination of leases for the purchased buildings. The total carrying value of assets purchased is $24.8 million at the purchase date, of which $11.8 million was allocated to the land and $13.0 million to the buildings.
During fiscal 2024, 2023 and 2022, we recorded depreciation expense of $110.6 million, $106.6 million, and $81.6 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	June 29, 2024	July 1, 2023
Operating lease right-of-use assets	$112.3	$116.5
Less: accumulated amortization	(39.5)	(39.2)
Operating lease right-of-use assets, net	$72.8	$77.3
In connection with the Cloud Light acquisition, we acquired $3.7 million of right-of-use assets related to leases of real estate properties used as our manufacturing and office premises. We accounted for these leases as operating leases and have the remaining lease term ranging from 1.5 to 2.6 years at the Cloud Light Closing date.
In connection with the purchase of land and buildings in the United Kingdom in August 2023, we terminated our leases for the purchased buildings and recorded a $0.3 million of reduction in the carrying value of buildings purchased, as a result of derecognizing $4.8 million of net operating lease right-of-use asset, $2.4 million of operating lease liabilities, current, and $2.7 million of operating lease liabilities, non-current.
Other current liabilities
The components of other current liabilities were as follows (in millions):

	June 29, 2024	July 1, 2023
Restructuring and related accrual (1)	$11.1	$5.0
Warranty reserve (2)	13.2	6.8
Deferred revenue and customer deposits	0.6	2.1
Income tax payable (3)	13.2	28.0
Other current liabilities	3.0	5.9
Other current liabilities	$41.1	$47.8
(1) Refer to “Note 12. Restructuring and Related Charges.”
(2) Refer to “Note 16. Commitments and Contingencies.”
(3) Refer to “Note 13. Income Taxes.”
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	June 29, 2024	July 1, 2023
Asset retirement obligation	$7.5	$8.2
Pension and related accrual (1)	7.5	9.6
Unrecognized tax benefit	83.0	64.4
Other non-current liabilities	5.4	9.2
Other non-current liabilities	$103.4	$91.4
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $7.5 million as of June 29, 2024 relates to $8.6 million of non-current portion of benefit obligation, offset by $1.2 million of funding for the pension plan in Switzerland. Pension and related accrual of $9.6 million as of July 1, 2023 relates to $10.2 million of non-current portion of benefit obligation, offset by $0.6 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary. Refer to “Note 15. Employee Retirement Plans”.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of June 29, 2024, we sublease a portion of our offices in the Japan, United Kingdom, the United States and Canada. These subleases will expire at various dates through fiscal year 2028. We anticipate receiving approximately $0.8 million in sublease income over the next fiscal year.
The components of lease costs, lease term, and discount rate are as follows (in millions, except for weighted average data):

	June 29, 2024	July 1, 2023	July 2, 2022

Operating lease cost	$16.8	$14.4	$13.0
Short-term and variable lease cost	4.6	2.7	2.0
Sublease income	(2.0)	(2.6)	(3.0)
Total lease cost	$19.4	$14.5	$12.0

Weighted average remaining lease term (in years):
Operating leases	5.2	5.8	6.9
Weighted average discount rate (in percentages):
Operating leases	3.5%	3.1%	3.0%
As of June 29, 2024, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)
2025	$15.3
2026	12.9
2027	11.7
2028	8.0
2029	5.7
Thereafter	8.2
Total minimum lease payments	61.8
Less: amount representing interest	(5.4)
Present value of total lease liabilities	$56.4
(1) Non-cancellable sublease proceeds for fiscal 2025 of $0.8 million are not included in the table above.
In July 2024, we purchased the land and building of our wafer fabrication facility located in Sagamihara, Japan for a total transaction price of $46.5 million including related fees and refundable consumption taxes. Our lease of the building at the premises, which was originally scheduled to end in March 2033, was terminated as a result of the purchase. We derecognized the related right-of-use assets of $31.9 million and lease liability of $17.4 million at the purchase completion date. Refer to “Note 19. Subsequent Events”.
Note 9. Goodwill and Other Intangible Assets
Goodwill
In November 2023, we completed the acquisition of Cloud Light. We recognized preliminary goodwill of $360.7 million,

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which was allocated to the Cloud & Networking segment.
In the first quarter of fiscal 2023, we completed two acquisitions, our acquisition of NeoPhotonics and the acquisition of IPG telecom transmission product lines. We recognized goodwill of $315.3 million related to the NeoPhotonics acquisition and $10.9 million related to the acquisition of the IPG telecom transmission product lines as of July 1, 2023. We allocated the entire goodwill amount in connection with these two acquisitions to the Cloud & Networking segment.
The following table presents our goodwill balance by the reportable segments as of June 29, 2024 and July 1, 2023 (in millions):

	Cloud & Networking	Industrial Tech	Total
Balance as of July 2, 2022	$357.7	$11.2	$368.9
Acquisition of NeoPhotonics (1)	315.3	—	315.3
Acquisition of IPG telecom transmission product lines (2)	10.9	—	10.9
Balance as of July 1, 2023	$683.9	$11.2	$695.1
Acquisition of Cloud Light (3)	360.7	—	360.7
Balances as of June 29, 2024	$1,044.6	$11.2	$1,055.8
(1) We recorded $318.3 million of goodwill as of the acquisition date, and $3.0 million of measurement period adjustments to reduce goodwill during the year ended July 1, 2023.
(2) We recorded $6.5 million of goodwill as of the acquisition date, and $4.4 million of measurement period adjustments to increase goodwill during the year ended July 1, 2023.
(3) We recorded $359.5 million of goodwill as of the acquisition date and $1.2 million of measurement period adjustments to increase goodwill during the year ended June 29, 2024.
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
During the annual impairment testing performed in the fourth quarter of each year presented, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the years ended June 29, 2024 and July 1, 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the year ended June 29, 2024, we reclassified $10.3 million of IPR&D intangible assets acquired from Cloud Light to acquired developed technologies for IPR&D projects that were completed during the period. We recorded $0.1 million of related amortization expense in our consolidated statements of operations during the year ended June 29, 2024.
In connection with the acquisition of NeoPhotonics and the IPG telecom transmission product lines in fiscal 2023, we recorded $452.5 million of intangible assets. Refer to “Note 4. Business Combination”. The intangible assets acquired from the acquisitions were as follows as of the acquisition date (in millions, except for weighted average amortization period):

	Fair value at the acquisition date			Weighted average amortization period (in years)
	NeoPhotonics	IPG telecom transmission product lines	Total acquired
Acquired developed technologies	$220.0	$8.6	$228.6	5.2
Customer relationships	144.5	2.3	146.8	5.9
In-process research and development	48.0	29.1	77.1	n/a
Total intangible assets	$412.5	$40.0	$452.5
During the years ended June 29, 2024 and July 1, 2023, we reclassified $1.9 million and $23.3 million, respectively, of IPR&D intangible assets acquired from NeoPhotonics to acquired developed technologies for IPR&D projects that were completed during the periods. We recorded $0.3 million and $2.6 million of related amortization expense in our consolidated statements of operations during the years ended June 29, 2024 and July 1, 2023, respectively.
During the year ended June 29, 2024, we discontinued our in-house development of coherent DSPs and RFICs. As a result, we recorded $35.8 million of restructuring and related charges during the fiscal fourth quarter of 2024, which includes $29.1 million write-off of IPR&D assets acquired as part of the acquisition of IPG telecom transmission product lines, as well as $6.7 million of contract exit costs and asset write-off. Refer to “Note 12. Restructuring and Related Charges”.
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
The following tables present details of all of our intangibles, including those acquired in connection with our acquisitions in fiscal 2024 and fiscal 2023, as of the periods presented (in millions, except for weighted average remaining amortization period):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 29, 2024	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$818.1	$(473.0)	$345.1	4.8
Customer relationships	419.8	(169.4)	250.4	4.9
In-process research and development	15.5	—	15.5	n/a
Order backlog	14.0	(8.9)	5.1	0.4
Trade name and trademarks	3.0	(1.6)	1.4	0.6
Total intangible assets	$1,270.4	$(652.9)	$617.5

July 1, 2023	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$630.9	$(385.5)	$245.4	4.2
Customer relationships	289.7	(116.8)	172.9	3.7
In-process research and development	40.9	—	40.9	n/a
Total intangible assets	$961.5	$(502.3)	$459.2
During fiscal 2024, 2023 and 2022, we recorded $150.6 million, $127.7 million and $85.5 million, respectively, of amortization related to intangibles assets.
The following table presents details of amortization for the periods presented (in millions):

	Years ended
	June 29, 2024	July 1, 2023	July 2, 2022
Cost of sales	$83.9	$84.4	$62.9
Selling, general and administrative	65.2	43.3	22.6
Research and development	1.5	—	—
Total amortization of intangibles	$150.6	$127.7	$85.5
Based on the carrying amount of our intangible assets as of June 29, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2025	$149.4
2026	133.3
2027	121.0
2028	81.5
2029	51.8
Thereafter	65.0
Total	$602.0
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
The entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 29, 2024 and July 1, 2023, measured at amortized cost.
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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on the non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. The entire 2028 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 29, 2024 and July 1, 2023, measured at amortized cost.
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
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. The entire 2026 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 29, 2024 and July 1, 2023, measured at amortized cost.
2024 Notes
In March 2017, we issued $450.0 million in aggregate principal amount of the 2024 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2024 Notes were governed by an indenture between the Company, and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2024 Indenture”). The 2024 Notes were unsecured and did not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2024 Notes bore interest at a rate of 0.25% per year. Interest on the 2024 Notes was payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2024 Notes matured on March 15, 2024.
The initial conversion rate of the 2024 Notes was 16.4965 shares of common stock per $1,000 principal amount of 2024 Notes, which was equivalent to an initial conversion price of approximately $60.62 per share. The conversion rate was subject to adjustment upon the occurrence of certain specified events, but was not subject to adjustment for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2024 Indenture) or our issuance of a notice of redemption, we were required to, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert the 2024 Notes in connection with such make-whole fundamental change or notice of redemption.
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
We could not redeem the 2024 Notes prior to their maturity date and no sinking fund was provided for the 2024 Notes. Upon the occurrence of a fundamental change, holders could require us to repurchase all or a portion of their 2024 Notes for cash at a price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus any accrued and unpaid interest.
We considered the features embedded in the 2024 Notes other than the conversion feature, including the holders’ put feature, our call feature, and the make-whole feature, and concluded that they were not required to be bifurcated and accounted for separately from the host debt instrument.
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
During fiscal 2017, we satisfied the TMA settlement condition. As such, the value of the conversion option was no longer marked-to-market and was reclassified to additional paid-in capital within stockholders’ equity on our consolidated balance sheet. The value of the conversion option at the time of issuance was treated as an original issue discount for purposes of accounting for the debt component of the 2024 Notes. The debt component accreted up to the principal amount over the expected term of the debt. The adoption of ASU 2020-06 did not change the presentation of the 2024 Notes, as the conversion feature associated with the 2024 Notes continues to be classified within stockholders’ equity.
Concurrent with the issuance of the 2029 Notes, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes, which we accounted for as an extinguishment of liability. $13.5 million of the $132.8 million repurchase price was allocated to the conversion feature of the repurchased 2024 Notes, representing the fair value of the conversion feature at the date of the repurchase, and was recognized as a reduction of the stockholders’ equity. Refer to consolidated statements of stockholders’ equity. We recognized an extinguishment gain of $1.0 million related to the repurchase, which was recorded under other income, net on our consolidated statements of operations for the year ended July 1, 2023. Additionally, since issuing the 2024 Notes, we have converted a total of approximately $1.9 million of principal amount of the 2024 Notes, with less than $0.1 million of principal amount converted during the twelve months ended June 29, 2024.
On March 15, 2024, the 2024 Notes maturity date, we fully repaid the remaining principal amount of $323.1 million. The conversion feature previously classified within stockholder’s equity was fully amortized as of the maturity date.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Notes - Additional Disclosures
Our convertible notes consisted of the following components as of the periods presented (in millions):

June 29, 2024	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(2.8)	(4.4)	(4.3)	(11.5)
Net carrying amount of the liability component	$1,047.2	$856.6	$599.4	$2,503.2

July 1, 2023	2024 Notes	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$323.1	$1,050.0	$861.0	$603.7	$2,837.8
Unamortized debt discount and debt issuance costs	(11.5)	(4.1)	(5.5)	(5.1)	(26.2)
Net carrying amount of the liability component	$311.6	$1,045.9	$855.5	$598.6	$2,811.6
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
The following table sets forth interest expense information related to our convertible notes for the periods presented (in millions):

	June 29, 2024	July 1, 2023	July 2, 2022
Contractual interest expense	$19.2	$11.2	$7.8
Amortization of the debt discount and debt issuance costs	14.6	24.3	72.4
Total interest expense	$33.8	$35.5	$80.2
The future interest and principal payments related to our convertible notes are as follows as of June 29, 2024 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	Total
2025	$5.3	$4.3	$9.1	$18.7
2026	5.3	4.3	9.1	18.7
2027	1,052.5	4.3	9.1	1,065.9
2028	—	865.3	9.1	874.4
2029	—	—	617.1	617.1
Total payments	$1,063.1	$878.2	$653.5	$2,594.8
The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.
Mitsubishi Bank Loans
In connection with our acquisition of NeoPhotonics, we assumed several loan agreements with MUFG Bank, Ltd. (the “Mitsubishi Bank Loans”) for an aggregate fair value of approximately $5.9 million, which was fully paid in fiscal 2023.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Accumulated Other Comprehensive Income
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations, and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Ending balance as of July 3, 2021	$9.7	$(1.4)	$(0.1)	$8.2
Other comprehensive income (loss)	—	2.4	(10.2)	(7.8)
Ending balance as of July 2, 2022	$9.7	$1.0	$(10.3)	$0.4
Other comprehensive income (loss)	0.7	(1.4)	4.4	3.7
Ending balance as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
Other comprehensive income (loss)	(0.6)	1.1	4.7	5.2
Ending balance as of June 29, 2024	$9.8	$0.7	$(1.2)	$9.3
(1) In fiscal 2019, as a result of significant changes in economic facts and circumstances, primarily due to the acquisition of Oclaro, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income in our consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition is the local currency.
(2) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary. During fiscal 2024, 2023 and 2022, our income (loss) on defined benefit obligations is presented net of tax of $0.4 million, nil, and $1.5 million, respectively.
(3) In fiscal 2024, 2023 and 2022, our unrealized gain (loss) on available-for-sale securities is presented net of tax of $1.7 million, $0.8 million and $2.8 million, respectively.
Note 12. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes the activities of restructuring and related charges during the periods presented (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Balance as of beginning of period	$5.0	$—	$5.7
Charges (reversals), net	72.6	28.1	(1.1)
Payments	(66.5)	(23.1)	(4.6)
Balance as of end of period	$11.1	$5.0	$—
During the year ended June 29, 2024, we recorded restructuring and related charges of $72.6 million. We discontinued our in-house development of coherent DSPs and RFICs. As a result, we recorded $35.8 million of restructuring and related charges during the fiscal fourth quarter of 2024, which includes $29.1 million write-off of IPR&D assets, as well as $6.7 million of contract exit costs and asset write-offs. The remaining $36.8 million of restructuring and related charges are primarily due to company-wide cost reduction initiatives, as well as our integration efforts to consolidate our manufacturing sites. We have shut down our factories in China which were acquired as part of the NeoPhotonics acquisition and are ramping up production of most of the related products at our Thailand facility. We are also executing our plans to consolidate our wafer fabrication facilities in Japan.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended July 1, 2023, we recorded restructuring and related charges of $28.1 million in our consolidated statements of operations, which was primarily attributable to company-wide integration efforts as a result of the NeoPhotonics acquisition, our cost reduction initiatives, as well as severance and employee-related benefits associated with NeoPhotonics’ executive severance and retention agreements. These agreements provide for payments and benefits upon an involuntary termination of employment under certain circumstances.
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
Note 13. Income Taxes
Our income before income taxes consisted of the following (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Domestic	$(219.6)	$(44.3)	$77.5
Foreign	(186.1)	(58.1)	157.6
Income before income taxes	$(405.7)	$(102.4)	$235.1
Our income tax provision consisted of the following (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Federal:
Current	$(10.6)	$12.9	$13.7
Deferred	124.0	(22.5)	1.0
	113.4	(9.6)	14.7
State:
Current	1.3	0.9	(0.1)
Deferred	(8.0)	(0.5)	0.3
	(6.7)	0.4	0.2
Foreign:
Current	52.1	55.3	46.8
Deferred	(18.0)	(16.9)	(25.5)
	34.1	38.4	21.3

Total income tax provision	$140.8	$29.2	$36.2
The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate to our income before provision for income taxes as follows (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Income tax provision computed at federal statutory rate	$(85.2)	$(21.5)	$49.4
Foreign rate differential	58.9	33.6	(50.4)
Change in valuation allowance	150.1	(4.8)	10.5
Tax credits	(1.8)	(46.5)	(23.1)
Stock-based compensation	17.8	19.1	9.6
Permanent items	(3.2)	2.9	0.6
Transaction costs	1.3	2.4	—
Subpart F and GILTI	0.2	44.2	28.2
Unrecognized tax benefits	11.7	8.6	4.1
Change in Tax Rates	(9.9)	—	(1.2)
BEAT	—	(8.0)	8.0
Other	0.9	(0.8)	0.5
Total income tax provision	$140.8	$29.2	$36.2

Effective tax rate	(34.71)%	(28.52)%	15.40%
Our provision for income taxes for fiscal 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense associated with the recognition of a valuation allowance on our U.S. federal and state deferred tax assets, earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and non-deductible stock-based compensation. Additionally, our provision for income taxes includes changes in unrecognized tax benefits, partially offset by the income tax benefit from a change in the applicable statutory income tax rate in certain jurisdictions.
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
The components of our net deferred taxes consisted of the following (in millions):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 29, 2024	July 1, 2023
Gross deferred tax assets:
Intangibles	$27.0	$11.5
Tax credit carryforwards	109.3	84.3
Net operating loss carryforwards	226.0	218.6
Inventories	11.1	7.9
Accruals and reserves	14.1	11.5
Fixed assets	26.2	18.4
Capital loss carryforwards	11.2	13.9
Capitalized and unclaimed R&D expenditure	77.0	67.2
Stock-based compensation	5.9	8.3
Lease liabilities	13.4	13.8
Other	1.0	2.6
Gross deferred tax assets	522.2	458.0
Valuation allowance	(490.4)	(303.4)
Deferred tax assets	31.8	154.6
Gross deferred tax liabilities:
Intangible amortization	(59.1)	(21.1)
Convertible notes	(0.1)	(3.4)
Right-of-use assets	(15.0)	(16.1)
Inventories	(2.2)
Other	(0.4)	(1.4)
Deferred tax liabilities	(76.8)	(42.0)

Total net deferred tax assets	$(45.0)	$112.6
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. In fiscal 2024, after considering both positive and negative evidence, we determined that there is sufficient objectively verifiable negative evidence to conclude that it is not more-likely-than-not that our U.S. federal and states deferred tax assets are realizable in the future. As a result, we established a valuation allowance against such deferred tax assets resulting in an income tax expense of $150.1 million. We continue to maintain our valuation allowance on Canada and UK deferred tax assets, and a partial valuation allowance on our Slovenia deferred tax asset. The total valuation allowance against our deferred tax assets increased by $187.0 million in fiscal 2024. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future. Based on the information currently available, we do not believe that a significant portion of our valuation allowance for the U.S., California, Canada, and UK will be released in the next 12 months. Such a release would result in the recognition of certain deferred tax assets and a decrease in the income tax expense for the period in which the release is recorded.
As of June 29, 2024, the Company had federal and foreign net operating loss carryforwards of $336.4 million and $614.4 million, respectively. These carryforwards will begin to expire in the fiscal year ending 2025. The federal and foreign tax attributes carried forward are subject to various rules which impose limitations on the utilization. Additionally, the Company has federal, state, and foreign research and other tax credit carryforwards of $35.2 million, $84.9 million, and $36.9 million, respectively. The federal credits will begin to expire in the fiscal year ending 2025 and California credits can be carried forward indefinitely. The foreign tax credits will begin to expire in the fiscal year ending 2025. The Company’s U.S. federal and state net operating loss and credit carryforwards are subject to annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code and similar state provisions.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have certain tax incentives with respect to our operations in China. These tax incentives require compliance with certain conditions and expire at various dates through calendar year 2025. The impact of these tax incentives was an increase in net income of approximately $3.1 million, or $0.05 per share in fiscal 2024, $0.6 million, or $0.01 per share in fiscal 2023, and $0.3 million or $0.00 per share in fiscal year 2022. The Company has also obtained a tax holiday related to certain business activities in Thailand, but to date, has not met the requirements to obtain the benefits of the tax holiday. Accordingly, the earned income is subject to regular Thailand statutory rates.
Current U.S. tax law generally provides greater flexibility for us to access and utilize our cash held by certain of our foreign subsidiaries and we intend to repatriate all or some of the earnings of our subsidiaries in the Cayman Islands, Japan, and Hong Kong. As to all other foreign subsidiaries, we intend to reinvest these earnings indefinitely in our foreign subsidiaries. As a result, U.S. income and foreign withholding taxes associated with the repatriation of $40.8 million of earnings from our foreign subsidiaries, other than the Cayman Islands, Japan, and Hong Kong subsidiaries, have not been provided for. We estimate that an additional $3.0 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S. and such withholding taxes may be available as foreign tax credit or deduction to reduce U.S. tax liability.
The aggregate changes in the balance of our unrecognized tax benefits between July 1, 2023 and June 29, 2024 are as follows (in millions):

Balance as of July 3, 2021	$62.1
Increases based on tax positions related to prior year	5.2
Decreases based on tax positions related to prior year	(2.1)
Decreases related to Statute of Limitations	(9.8)
Additions based on tax positions related to current year	6.5
Decreases related to audit settlements	(0.2)
Balance as of July 2, 2022	$61.7
Increases based on tax positions related to prior year	2.8
Decreases based on tax positions related to prior year	(5.5)
Decreases related to Statute of Limitations	(0.1)
Additions based on tax positions related to current year	7.7
Increases due to acquisition	47.3
Balance as of July 1, 2023	$113.9
Increases based on tax positions related to prior year	19.6
Decreases based on tax positions related to prior year	(9.4)
Decreases related to Statute of Limitations	(24.8)
Additions based on tax positions related to current year	7.3
Increases due to acquisition	9.1
Balance as of June 29, 2024	$115.7
As of June 29, 2024, we had $83.0 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Although it is possible that certain tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within next 12 months. However, we believe that we have adequately provided under GAAP for potential audit outcomes. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to be $3.7 million over the next 12 months.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 29, 2024 and July 1, 2023 were $21.0 million and $15.2 million, respectively.
The major tax jurisdictions where we file tax returns are the U.S. federal government, the state of California, Japan, the United Kingdom, Thailand, China and Canada. As of June 29, 2024, our fiscal 2012 to 2023 tax returns are open to potential

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

examination in one or more jurisdictions. In addition, certain net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits.
Note 14. Equity
Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
On November 17, 2023, our stockholders approved amendments to the Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) to increase the number of shares of common stock reserved for issuance by an additional 3.0 million shares.
As of June 29, 2024, we had 4.7 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest within four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally have a vesting period of three years. As of June 29, 2024, 4.3 million shares of common stock under the 2015 Plan were available for grant.
On November 28, 2023 we adopted and assumed the Cloud Light Share Option Scheme (the “Cloud Light Scheme”) in connection with the Cloud Light acquisition and we have reserved a total of 1.5 million shares of common stock for issuance thereunder, of which stock options covering 1.1 million shares were granted at the Cloud Light Closing date.
Stock Options
In connection with the acquisition of Cloud Light, each of Cloud Light’s outstanding options was exchanged for a combination of cash and options to acquire Lumentum common stock having equivalent value (the “replacement options”) using an exchange ratio of 0.04375 according to the terms in the Merger Agreement. At the Cloud Light Closing date, the replacement options covered 1.1 million shares with a weighted average grant date fair value of $34.63. These replacement options have a total fair value of $38.9 million as of the Closing date, of which $23.5 million attributable to pre-acquisition service was recorded as part of the purchase price consideration and the remaining $15.4 million is recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the Cloud Light Closing date. Refer to “Note 4. Business Combination.”
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
During fiscal 2024, our board of directors approved grants of 2.0 million shares which primarily vest over three years.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the NeoPhotonics acquisition, we issued awards to certain NeoPhotonics employees, consisting of restricted stock units in exchange for their NeoPhotonics equity awards. The terms of these replacement awards are substantially similar to the original NeoPhotonics equity awards. The replacement awards consisted of 0.4 million restricted stock units with a grant date fair value of $93.4 per share, which represents our closing stock price on August 3, 2022, the acquisition closing date. The total fair value of these replacement awards is $40.2 million, $3.5 million of which is attributable to employee services rendered through the acquisition closing date and was recognized as a component of the purchase consideration. The remaining $36.7 million of the replacement awards is recorded as stock-based compensation over the remaining vesting period.
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
During fiscal 2024, our board of directors approved a grant of 0.3 million PSUs with an aggregate grant date fair value of $16.1 million to executive and non-executive employees as part of our revised Annual Incentive Plan. These PSUs are subject to performance targets and service conditions, with a vesting period of one year. The board of directors also approved a grant of 0.4 million PSUs with an aggregate grant date fair value of $20.8 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurements, as well as service conditions, over three years.
Employee Stock Purchase Plan
The 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 0.7 million shares remained available for issuance as of June 29, 2024.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function during the periods presented was as follows (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Cost of sales	$31.7	$30.1	$20.8
Research and development	38.1	41.4	22.1
Selling, general and administrative	59.0	76.9	60.2
Total stock-based compensation	$128.8	$148.4	$103.1

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation for fiscal 2024, 2023 and 2022 includes $6.6 million, $16.0 million and $16.8 million, respectively, of expenses related to PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation expense would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Income tax benefit associated with stock-based compensation	$7.5	$10.4	$12.5
Approximately $14.4 million and $14.2 million of stock-based compensation was capitalized to inventory as of June 29, 2024 and July 1, 2023, respectively.
As of June 29, 2024, $118.8 million of stock-based compensation cost related to RSU awards granted to our employees remains to be amortized. This expense is expected to be recognized over an estimated amortization period of 1.8 years.
Stock Award Activity
The following table summarizes our awards activity in fiscal 2024, 2023 and 2022 (in millions, except per share amounts):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 3, 2021	—	$—	1.8	$76.0	0.3	$75.7
Granted	—	—	1.5	87.8	0.2	85.7
Vested/Exercised	—	—	(1.1)	73.4	(0.2)	76.1
Canceled	—	—	(0.2)	79.9	—	58.7
Balance as of July 2, 2022	—	$—	2.0	$85.9	0.3	$81.9
Replacement Awards Issued	—	—	0.4	93.4	—	n/a
Granted	—		1.8	85.1	0.6	87.9
Vested/Exercised	—	—	(1.3)	85.8	(0.2)	73.2
Canceled	—	—	(0.3)	87.7	(0.1)	89.2
Balance as of July 1, 2023	—	$—	2.6	$85.0	0.6	$89.1
Replacement options in connection with Cloud Light acquisition	1.1	$34.6	—	—	—	—
Granted	—	—	2.0	52.2	0.7	52.8
Vested/Exercised (1)	—	8.2	(1.3)	85.7	(0.1)	87.7
Canceled	—	—	(0.6)	68.7	(0.3)	78.7
Balance as of June 29, 2024	1.1	$34.6	2.7	$62.5	0.9	$65.5

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Vested/exercised number of shares related to stock options is less than 0.1 million.
A summary of awards available for grant for fiscal 2024, 2023 and 2022 is as follows (in millions):

Awards Available for Grant
Balance as of July 3, 2021	2.3
Authorized	3.0
Granted	(1.7)
Canceled	0.2
Balance as of July 2, 2022	3.8
Assumed in connection with NeoPhotonics acquisition	0.4
Replacement Awards	(0.4)
Authorized	0.9
Granted	(2.4)
Canceled	0.4
Balance as of July 1, 2023	2.7
Authorized in connection with Cloud Light acquisition	1.5
Replacement options in connection with Cloud Light acquisition	(1.1)
Authorized	3.0
Granted	(2.7)
Canceled	0.9
Balance as of June 29, 2024	4.3
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for fiscal 2024, 2023 and 2022 was $4.7 million, $5.0 million, and $4.6 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period. There were 0.4 million, 0.3 million, and 0.2 million shares issued to employees through the 2015 Purchase Plan during fiscal 2024, 2023 and 2022, respectively.
We estimate the fair value of the 2015 Purchase Plan shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the 2015 Purchase Plan shares during the periods presented were as follows:

	June 29, 2024	July 1, 2023
Expected term (years)	0.5	0.5
Expected volatility	51.9%	39.7%
Risk-free interest rate	5.28%	4.85%
Dividend yield	—%	—%
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During fiscal 2024, we did not repurchase any shares of our common stock as part of the share buyback program. During fiscal 2023, we repurchased 0.7 million shares of our common stock as part of the share buyback program at an average price of $65.03 per share for an aggregate purchase price of $40.5 million. Since the approval of the share buyback program by the board of directors, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million of aggregate purchase price as a reduction of retained earnings within our consolidated balance sheets and immediately retired all repurchased shares. As of June 29, 2024, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the evaluation of market conditions and other factors, at prices determined to be in the best interests of the Company and our stockholders. The stock buyback program may be suspended or terminated at any time.
Note 15. Employee Retirement Plans
Defined Contribution Plans
In the United States, the Company sponsors the Lumentum 401(k) Retirement Plan (the “401(k) Plan”), a defined contribution plan under the Employee Retirement Income Security Act of 1974 (“ERISA”), which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $23,000 (or $30,500 for employees over 50 years of age) in calendar year 2024 as set by the Internal Revenue Service. Employees are eligible for matching contributions after completing 180 days of service. The Company’s match is contributed on a per-pay-period basis and is based on employees’ before-tax contributions and compensation each pay period. All matching contributions are made in cash and vest immediately under the 401(k) Plan. In fiscal 2024, 2023 and 2022, our contribution expense to the 401(k) Plan was $3.8 million, $3.8 million, and $3.7 million, respectively.
We also have defined contribution plans in most of the other countries in which we operate, either as required by statutory law or as provided by the Company’s supplemental offering. Our contribution expense to all defined contribution plans outside the United States were $7.4 million, $8.1 million, and $7.7 million for fiscal 2024, 2023 and 2022, respectively.
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
We account for our defined benefit obligations in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost using actuarial valuations provided by third-party actuaries. As of June 29, 2024, our projected benefit obligations, net, in Japan, Switzerland and Thailand were $3.6 million, $2.4 million and $3.6 million, respectively. They were recorded in our consolidated balance sheets as accrued payroll and related expenses for the short-term portion while other non-current liabilities for the long-term portion, and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
As of June 29, 2024, the defined benefit plans in Switzerland were partially funded, while the defined benefit plans in Japan and Thailand were unfunded.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the benefit obligations of pension plans in Japan, Switzerland, and Thailand, and the change in plan assets in Switzerland were as follows (in millions):

	June 29, 2024	July 1, 2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$24.8	$17.5
Assumed pension liability in Japan in connection with NeoPhotonics acquisition	—	2.2
Service cost	1.9	1.7
Interest cost	0.4	0.3
Plan participants’ contributions	1.1	0.8
Actuarial losses (1)	0.4	0.6
Net benefits payment	(3.3)	1.0
Plan amendments	(0.1)	(0.1)
Foreign exchange impact	(0.7)	0.8
Benefit obligation at end of year	$24.5	$24.8

Change in plan assets:
Fair value of plan assets at beginning of year	$13.4	$9.8
Actual return on plan assets	0.8	(0.5)
Employer contribution	3.1	1.5
Plan participants’ contribution	1.1	0.8
Net benefits payment	(3.3)	1.0
Foreign exchange impact	(0.2)	0.8
Fair value of plan assets at end of year	$14.9	$13.4

Funded status (2)	$(9.6)	$(11.4)

Changes in benefit obligations and plan assets recognized in other comprehensive income:
Prior service cost	$—	$—
Amortization of accumulated net actuarial loss	—	—
Settlement loss	(0.1)	—
Net actuarial loss (gain)	(0.1)	1.4
	$(0.2)	$1.4

Accumulated benefit obligation	$19.6	$20.0
(1) Actuarial losses are primarily driven by changes in discount rates.
(2) The current portion of the projected benefit obligation is $1.0 million and $1.2 million, respectively, as of June 29, 2024 and July 1, 2023, which was recorded under accrued payroll and related expenses in the consolidated balance sheets. The non-current portion of the projected benefit obligation is $8.6 million and $10.2 million, respectively, as of June 29, 2024 and July 1, 2023, which was recorded under other non-current liabilities in the consolidated balance sheets. Refer to “Note 7. Balance Sheet Details.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension costs in Japan, Switzerland and Thailand include the following components for the periods presented (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Service cost	$1.9	$1.7	$1.8
Interest cost	0.4	0.3	0.1
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(0.4)	(0.3)	(0.2)
Amortization of net loss	—	—	0.2
Settlement losses	0.1	—	—
Net periodic pension cost	$1.9	$1.6	$1.8
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
The following table summarizes the weighted-average assumptions used to determine net periodic cost and benefit obligation for our defined benefit plans in Japan, Switzerland and Thailand:

	Years Ended
	June 29, 2024	July 1, 2023
Assumptions used to determine net periodic cost:
Discount rate	2.0%	2.3%
Expected long-term return on plan assets	3.0%	2.5%
Salary increase rate	3.8%	4.1%
Assumptions used to determine benefit obligation at end of year:
Discount rate	1.8%	1.8%
Salary increase rate	2.9%	3.0%
Fair Value Measurement of Plan Assets
The following table sets forth the plan assets of our defined benefit plan in Switzerland at fair value and the percentage of assets allocations as of June 29, 2024 and July 1, 2023 (in millions, except percentage data):

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				Fair value measurement as of June 29, 2024
	Target allocation	Total	Percentage of plan asset	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Global equity	33%	$5.1	32%	$—	$5.1
Fixed income	30%	4.2	30%	—	4.2
Alternative investment	13%	1.9	13%	—	1.9
Cash	1%	0.1	1%	0.1	—
Other assets	23%	3.6	24%	—	3.6
Total Assets	100%	$14.9	100%	$0.1	$14.8

				Fair value measurement as of July 1, 2023
	Target allocation	Total	Percentage of plan asset	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Global equity	33%	$4.4	32%	$—	$4.4
Fixed income	32%	4.0	30%	—	4.0
Alternative investment	12%	1.7	13%	—	1.7
Cash	1%	0.1	1%	0.1	—
Other assets	22%	3.2	24%	—	3.2
Total Assets	100%	$13.4	100%	$0.1	$13.3
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
The following benefit payments are estimated to be paid from our defined benefit pension plans (in millions):

Fiscal Years	Total
2025	$1.8
2026	1.3
2027	1.3
2028	1.7
2029	1.4
Next five years	11.4
Total expected benefit payments	$18.9
We expect to contribute $1.6 million to our defined benefit pension plans in fiscal 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $475.1 million as of June 29, 2024 represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve during the periods presented (in millions):

	Years Ended
	June 29, 2024	July 1, 2023
Balance as of beginning of period	$6.8	$10.0
Warranties assumed in NeoPhotonics acquisition	—	0.7
Warranties assumed in Cloud Light acquisition	8.2	—
Provision for warranty	6.0	7.1
Utilization of reserve	(7.8)	(11.0)
Balance as of end of period	$13.2	$6.8
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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. In addition, we are subject to various legal matters, investigations, subpoenas, inquiries, audits, claims, and disputes, including with regulatory bodies and governmental agencies. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. During the year ended July 1, 2023, we recorded $7.8 million with respect to the pending settlement of certain non-ordinary course litigation matters under accrued expenses in our consolidated balance sheet, which has not been settled as of June 29, 2024.
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
On August 16, 2022, the lead plaintiff moved for class certification and to be appointed class representative. Defendants opposed the motion. The action subsequently was stayed while the parties participated in a mediation. On January 18, 2023, the lead plaintiff filed a Notice of Settlement informing the court of an agreement in principle between the parties for a class-wide settlement of the Karri Lawsuit. On January 24, 2023, in light of the potential settlement, the court vacated all pretrial and trial dates and ordered the lead plaintiff to file a motion for preliminary approval of the settlement by March 17, 2023. The lead plaintiff filed his motion for preliminary approval of the settlement on March 16, 2023, and defendants filed a statement of non-opposition on March 30, 2023. On April 20, 2023, the court held a hearing on lead plaintiff’s motion for preliminary approval of the settlement. The court declined to grant lead plaintiff’s motion for preliminary approval and ordered lead plaintiff to file a revised motion by May 22, 2023. Lead plaintiff filed his Revised Motion for Preliminary Approval of Settlement (the “Amended Motion”) on May 22, 2023, defendants filed a response in support of the Amended Motion on June 5, 2023, and the lead plaintiff submitted his reply in further support of the Amended Motion on June 12, 2023. The hearing on the Amended Motion took place on August 17, 2023 and the court preliminarily approved the settlement and scheduled the fairness hearing for February 22, 2023. On November 2, 2023, lead plaintiff filed a Motion for an Award of Attorneys’ Fees and Expenses and Award to Class Representative Pursuant to 15 U.S.C. §78u-4(a)(4) (the “Fee Motion”) and on November 16, 2023, Defendants filed a response to the Fee Motion. On January 11, 2024, lead plaintiff filed a Motion for Final Approval of Class Action Settlement, for Certification of the Settlement Class and for Approval of the Plan of Allocation, and supporting papers. On January 25, 2024, lead plaintiff filed a Reply in Support of Motions for Final Approval of Class Action Settlement and an Award of Attorneys’ Fees and Expenses. On July 12, 2024, the court entered an order approving the settlement in all respects and dismissing the action with prejudice. On July 26, 2024, the court entered an order awarding attorneys’ fees and expenses and service award to Karri as class representative. Pursuant to the order, the court awarded Karri attorneys’ fees in the amount of $5.1 million and expenses in the amount of $0.4 million, all to be paid from the settlement fund, subject to certain conditions.
We recorded the court approved settlement amount of $15.3 million as accrued expenses in our condensed consolidated balance sheet as of June 29, 2024, of which $7.5 million represents the amount to be reimbursed by insurance and was recorded as prepayments and other current assets.
NeoPhotonics Acquisition Litigation
In connection with our acquisition of NeoPhotonics Corporation (“NeoPhotonics”) announced in November 2021, ten lawsuits (the “NeoPhotonics Lawsuits”) were filed by purported stockholders of NeoPhotonics challenging the acquisition. All of the NeoPhotonics Lawsuits have been dismissed.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of June 29, 2024, we did not have any material indemnification claims that were probable or reasonably possible.
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

Note 17. Operating Segments and Geographic Information
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
Cloud & Networking
Our Cloud & Networking products include comprehensive portfolio of optical and photonic components, modules, and subsystems supplied to network operator and network equipment manufacturer customers building cloud data center infrastructure, including products for AI/ML and DCI applications, and communications service provider networks, including products for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) network infrastructure. Our Cloud & Networking products also support network equipment manufacturers building enterprise network infrastructure, including SANs, LANs, and WANs. These products enable the transmission and transport of data, video, and audio over high-capacity fiber-optic cables. We maintain leading positions in these fast-growing cloud & networking markets through our extensive product portfolio, including high-speed transceivers, reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. We also sell laser chips for use in manufacturing of high-speed optical transceivers for use primarily inside data centers. Demand for our Cloud & Networking products is driven by the continual growth in network capacity required for cloud computing and services, including for AI/ML, streaming video and video conferencing, wireless and mobile services, and IoT.
Industrial Tech
Our Industrial Tech products include solid-state lasers, kilowatt-class fiber lasers, ultrafast lasers, diode lasers, and gas lasers, which address applications in numerous end-markets. In the consumer end-market, our laser light sources are integrated into our customers’ 3D sensing cameras, which are used in mobile devices, payment kiosks, and other consumer electronics devices to enable applications including biometric identification, computational photography and virtual and augmented reality. In the automotive end-market, our lasers are used in our customers’ LiDAR and other optical sensor devices, which are increasingly being used in advanced driver assistance systems (“ADAS”) and in-cabin driver and occupant monitoring systems. In the industrial manufacturing end-market, our lasers are incorporated into our customers’ manufacturing machine tools used for the precision processing of materials in a range of industries including semiconductor device and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Our products can also be used in the industrial end-market in imaging and sensing systems for process feedback and control, quality assurance, and waste reduction. Adoption of our products in the industrial end-market is driven by the needs of customers to advance semiconductor and microelectronics industry roadmaps, and by Industry 4.0/5.0 trends, including increasing manufacturing precision and flexibility and reducing waste and environmental impact. Demand for our products in the industrial end-market is

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

driven by end-customer investments in manufacturing capacity. Our lasers also address certain semiconductor inspection and life-science applications.
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
Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Net revenue:
Cloud & Networking	$1,084.9	$1,322.5	$1,008.7
Industrial Tech	274.3	444.5	703.9
Net revenue	$1,359.2	$1,767.0	$1,712.6
Segment profit:
Cloud & Networking	$124.5	$313.2	$266.9
Industrial Tech	25.1	152.7	373.5
Total segment profit	149.6	465.9	640.4
Unallocated corporate items:
Selling, general and administrative (1)	(111.8)	(126.7)	(113.4)
Stock-based compensation	(128.8)	(136.5)	(103.1)
Stock-based compensation - acquisition related	—	(11.9)	—
Amortization of acquired intangibles	(150.6)	(127.7)	(85.5)
Amortization of acquired inventory fair value adjustments	(8.3)	(17.8)	—
Acquisition related costs	(13.3)	(11.5)	—
Integration related costs	(37.1)	(28.6)	—
Restructuring and related charges	(72.6)	(28.1)	1.1
Abnormal excess capacity (2)	(20.7)	—	—
Litigation matters	—	(7.8)	—
Intangible asset write-off	—	(21.3)	—
Other charges, net (3)	(40.4)	(63.7)	(36.2)
Interest expense	(33.8)	(35.5)	(80.2)
Other income, net (4)	62.1	48.8	12.0
Consolidated Income (loss) before income taxes	$(405.7)	$(102.4)	$235.1
(1) We do not allocate selling, general and administrative expenses that are not directly attributable to our operating segments.
(2) Abnormal excess capacity for the twelve months ended June 29, 2024 represents excess capacity attributable to a near-term reduction in our manufacturing production, primarily driven by our non-recurring inventory reduction effort following the disruptions in the supply chain due to the COVID-19 pandemic and factory consolidation efforts.
(3) Other charges, net for the year ended June 29, 2024 primarily relate to $11.2 million of net excess and obsolete inventory, $12.4 million of non-recurring legal and tax related fees, $4.9 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand and $3.4 million of one-time charge as a result of contract termination with one of our vendors due to a change in our manufacturing strategy, offset by various miscellaneous gains. The excess and obsolete inventory charges relate to charges that are not attributable to our operating segments due to their unusual nature, primarily those charges driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other charges, net for the year ended July 1, 2023 primarily relate to $32.5 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, $12.5 million of non-recurring legal and professional fees, $5.4 million of excess and obsolete inventory charges primarily driven by synergies as a result of the NeoPhotonics integration and $2.7 million of excess and obsolete inventory charges driven by U.S. trade restrictions and the related decline in demand from Huawei.
Other charges, net for the year ended July 2, 2022 primarily relate to $14.0 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand, $8.4 million of transaction costs related to the acquisition of NeoPhotonics and $9.4 million of professional service fees related to optimizing our international legal structure, offset by a $5.9 million gain from selling equipment that was no longer needed after we transferred certain product lines to new production facilities in fiscal 2021.
(4) Other income, net for the year ended June 29, 2024 includes interest and investment income of $61.3 million, and foreign exchange gains, net of $0.8 million.
Other income, net for the year ended July 1, 2023 includes interest and investment income of $40.8 million, foreign exchange gains, net of $7.0 million and other income, net of $1.0 million.
Other income, net for the year ended July 2, 2022 includes interest and investment income of $6.1 million, foreign exchange gains, net of $6.1 million, offset by other expense, net of $0.2 million.
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

	Years Ended
	June 29, 2024		July 1, 2023		July 2, 2022
	Amount	% to Total	Amount	% to Total	Amount	% to Total
Net revenue:
Americas:
United States	$356.1	26.2%	$241.3	13.7%	$173.9	10.2%
Mexico	91.7	6.7	180.0	10.2	160.9	9.4
Other Americas	3.4	0.3	9.3	0.5	12.1	0.7
Total Americas	$451.2	33.2%	$430.6	24.4%	$346.9	20.3%

Asia-Pacific:
Thailand	$183.8	13.5%	$269.0	15.2%	$102.3	5.9%
Hong Kong	261.9	19.3	246.7	14.0	458.2	26.7
South Korea	75.2	5.5	170.2	9.6	265.2	15.5
Japan	84.6	6.2	179.5	10.2	181.2	10.6
Other Asia-Pacific	174.3	12.9	276.3	15.6	242.4	14.2
Total Asia-Pacific	$779.8	57.4%	$1,141.7	64.6%	$1,249.3	72.9%

EMEA	$128.2	9.4%	$194.7	11.0%	$116.4	6.8%

Total net revenue	$1,359.2	100.0%	$1,767.0	100.0%	$1,712.6	100.0%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended June 29, 2024, July 1, 2023, and July 2, 2022, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Customer A	18.9%	*	*
Customer B	*	12.1%	28.7%
Customer C	11.4%	15.3%	12.6%
Customer D	*	10.5%	*
*Represents less than 10% of total net revenue
The following table sets forth accounts receivable from a single customer that represented 10% or greater of the total accounts receivable for the periods presented:

	June 29, 2024	July 1, 2023
Customer 1	12.9%	*
Customer 2	*	14.3%
Customer 3	*	11.9%
Customer 4	*	11.9%
*Represents less than 10% of total accounts receivable
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	June 29, 2024	July 1, 2023
Property, plant and equipment, net
United States	$131.0	$134.7
Thailand	141.0	132.0
Japan	75.7	93.0
United Kingdom	83.8	38.2
China	85.7	42.1
Other countries	55.3	49.5
Total property, plant and equipment, net	$572.5	$489.5
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Thailand, Taiwan and Malaysia. The following table sets forth inventory purchase from a single contract manufacturer that represented 10% or greater of our total net inventory purchases for the periods presented:

	June 29, 2024	July 1, 2023
Contract Manufacturer A	30.3%	42.5%
Note 18. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by segment and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below discloses our total net revenue attributable to each of our two reportable segments (in millions, except percentage data):

	Years Ended
	June 29, 2024		July 1, 2023		July 2, 2022
	Amount	% to Total	Amount	% to Total	Amount	% to Total
Cloud & Networking	$1,084.9	79.8%	$1,322.5	74.8%	$1,008.7	58.9%
Industrial Tech	274.3	20.2%	444.5	25.2%	703.9	41.1%
Net revenue	$1,359.2	100.0%	$1,767.0	100.0%	$1,712.6	100.0%
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	June 29, 2024	July 1, 2023	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$194.7	$246.1	$(51.4)	(20.9)%
Deferred revenue and customer deposits	Other current liabilities	$0.6	$2.1	$(1.5)	(71.4)%
Note 19. Subsequent Events
In July 2024, we purchased the land and building of our wafer fabrication facility located in Sagamihara, Japan for a total transaction price of $46.5 million including related fees and refundable consumption taxes. Our lease of the building at the premises, which was originally scheduled to end in March 2033, was terminated as a result of the purchase. We derecognized the related right-of-use assets of $31.9 million and lease liability of $17.4 million at the purchase completion date. In connection with the transaction, we entered into a secured mortgage loan agreement with Sumitomo Mitsui Banking Corporation (“SMBC”) that provided us with a term loan in an aggregate principal amount of 6.4 billion Japanese yen (“JPY”), which is approximately $43.5 million based on the exchange rate on August 9 2024, the loan effective date. The loan requires monthly payment of principal totaling approximately 3.2 billion JPY and interest based on a fixed annual interest rate of 1.04%, with the remaining principle of approximately 3.2 billion JPY due on the loan maturity date of July 31, 2029.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of June 29, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). We excluded Cloud Light from our assessment of internal control over financial reporting as of June 29, 2024. Total assets and revenues of Cloud Light that were excluded from our assessment of internal control over financial reporting constitute approximately 21% and 15% of the consolidated total assets and revenues, respectively, as of and for the year ended June 29, 2024. We are in the process of integrating the acquired business into our existing operations and evaluating the internal controls over financial reporting of the acquired business. We believe that we have taken necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of June 29, 2024.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lumentum Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 29, 2024, of the Company and our report dated August 21, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cloud Light Technology Limited, which was acquired on November 7, 2023, and whose financial statements constitute approximately 21% and 15% of consolidated total assets and revenues, respectively, as of and for the year ended June 29, 2024. Accordingly, our audit did not include the internal control over financial reporting of Cloud Light Technology Limited.
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
August 21, 2024

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
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
The SEC allows us to include information required in this Annual Report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2024 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information to be contained therein is incorporated in this Annual Report by reference.
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
LUMENTUM HOLDINGS INC.
FINANCIAL STATEMENT SCHEDULES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at beginning of period	Increase (decrease) in Consolidated Statements of Operations	Write-offs and other adjustments	Balance at end of period
Allowance for credit losses:
Fiscal year ended June 29, 2024	$—	$0.2	$—	$0.2
Fiscal year ended July 1, 2023	$—	$—	$—	$—
Fiscal year ended July 2, 2022	$0.4	$(0.1)	$(0.3)	$—

	(in millions)
	Balance at beginning of period	Additions charged to costs/expenses (1)	Deductions credited to costs/expenses (2)	Balance at end of period
Deferred tax valuation allowance:
Fiscal year ended June 29, 2024	$303.4	$205.4	$(18.4)	$490.4
Fiscal year ended July 1, 2023	$263.1	$42.7	$(2.4)	$303.4
Fiscal year ended July 2, 2022	$269.5	$5.7	$(12.1)	$263.1
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
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
2.3	Agreement and Plan of Merger, dated as of October 29, 2023, by and among Lumentum Holdings Inc., Cloud Light, and Crius Merger Sub, Inc.	8-K	2.1	10/30/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Description of Capital Stock	10-K	4.4	8/27/2019
4.2	Indenture, dated December 12, 2019, between Lumentum Holdings Inc. and U.S. Bank National Association.	8-K	4.1	12/12/2019
4.3	Form of 0.50% Convertible Senior Note due 2026 (included in Exhibit 4.2).	8-K	4.2	12/12/2019
4.4	Indenture dated March 8, 2022, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	3/8/2022
4.5	Form of 0.50% Convertible Senior Note due 2028 (included in Exhibit 4.4)	8-K	4.2	3/8/2022
4.6	Indenture, dated June 16, 2023, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association.	8-K	4.1	6/16/2023
4.7	Form of 1.50% Convertible Senior Note due 2029 (included in Exhibit 4.6).	8-K	4.2	6/16/2023
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4*	2015 Equity Incentive Plan as amended and Restated September 15, 2023	8-K	10.1	11/21/2023
10.5*	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Executive Officer Performance-Based Incentive Plan	8-K	10.3	11/9/2016
10.7*	Amended and Restated Change in Control and Severance Benefits Plan, effective August 22, 2023	10-Q	10.1	11/8/2023
10.8*	Employment Agreement for Alan Lowe	8-K	10.4	8/6/2015
10.9*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.10*	Offer Letter, by and between the Registrant and Wajid Ali, dated as of January 11, 2019	10-Q	10.1	5/7/2019
10.11*	Global Performance Unit Award Agreement	10-Q	10.1	5/9/2023
10.12*	Global Restricted Stock Unit Award Agreement	10-Q	10.2	5/9/2023
19.1	Lumentum Holdings Inc. Insider Trading Policy				X
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following financial information from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 29, 2024, July 1, 2023 and July 2, 2022; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 29, 2024, July 1, 2023 and July 2, 2022; (iii) Consolidated Balance Sheets as of June 29, 2024 and July 1, 2023; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 29, 2024, July 1, 2023 and July 2, 2022 ; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 29, 2024, July 1, 2023 and July 2, 2022; and (vi) Notes to the Consolidated Financial Statements	X
104	The cover page from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024, formatted in Inline XBRL (included as Exhibit 101).	X
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

Date:	August 21, 2024	LUMENTUM HOLDINGS INC.

By: /s/ WAJID ALI
By: Wajid Ali
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Wajid Ali and Jae Kim, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN LOWE	President, Chief Executive Officer and Director (principal executive officer)	August 21, 2024
Alan Lowe

/s/ WAJID ALI	Executive Vice President, Chief Financial Officer (principal financial officer)	August 21, 2024
Wajid Ali

/s/ MATTHEW SEPE	Chief Accounting Officer (principal accounting officer)	August 21, 2024
Matthew Sepe

/s/ HAROLD COVERT	Director	August 21, 2024
Harold Covert

/s/ JULIE JOHNSON	Director	August 21, 2024
Julie Johnson

/s/ PENELOPE HERSCHER	Director	August 21, 2024
Penelope Herscher

/s/ BRIAN LILLIE	Director	August 21, 2024
Brian Lillie

/s/ IAN SMALL	Director	August 21, 2024
Ian Small

/s/ JANET WONG	Director	August 21, 2024
Janet Wong

/s/ ISAAC HARRIS	Director	August 21, 2024
Isaac Harris

/s/ PAMELA FLETCHER	Director	August 21, 2024
Pamela Fletcher