Form 10-Q
period 2024-09-28
Lumentum Holdings Inc.
filed 2024-11-08
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the Registrant had 68.7 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 28, 2024	September 30, 2023
Net revenue	$336.9	$317.6
Cost of sales	236.5	222.9
Amortization of acquired developed intangibles	22.5	18.0
Gross profit	77.9	76.7
Operating expenses:
Research and development	74.3	73.5
Selling, general and administrative	76.3	73.0
Restructuring and related charges	9.7	11.0
Total operating expenses	160.3	157.5
Loss from operations	(82.4)	(80.8)
Interest expense	(5.5)	(9.7)
Other income, net	8.7	21.2
Loss before income taxes	(79.2)	(69.3)
Income tax provision (benefit)	3.2	(1.4)
Net loss	$(82.4)	$(67.9)

Net loss per share:
Basic	$(1.21)	$(1.02)
Diluted	$(1.21)	$(1.02)

Shares used to compute net loss per share:
Basic	68.3	66.7
Diluted	68.3	66.7

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended
	September 28, 2024	September 30, 2023
Net loss	$(82.4)	$(67.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(0.2)
Net change in unrealized gain on available-for-sale securities	2.3	1.3
Other comprehensive income, net of tax	2.3	1.1
Comprehensive loss, net of tax	$(80.1)	$(66.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 28, 2024	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$489.2	$436.7
Short-term investments	426.9	450.3
Accounts receivable, net	198.5	194.7
Inventories	403.3	398.4
Prepayments and other current assets	118.3	110.0
Total current assets	1,636.2	1,590.1
Property, plant and equipment, net	638.4	572.5
Operating lease right-of-use assets, net	35.7	72.8
Goodwill	1,060.9	1,055.8
Other intangible assets, net	573.9	617.5
Deferred tax asset	12.5	10.7
Other non-current assets	12.0	12.5
Total assets	$3,969.6	$3,931.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163.1	$126.3
Accrued payroll and related expenses	42.0	36.1
Accrued expenses	39.7	52.4
Current portion of long-term debt	10.8	—
Operating lease liabilities, current	11.9	13.4
Other current liabilities	37.6	41.1
Total current liabilities	305.1	269.3
Long-term debt	2,569.2	2,503.2
Operating lease liabilities, non-current	29.8	43.0
Deferred tax liability	53.4	55.7
Other non-current liabilities	116.2	103.4
Total liabilities	3,073.7	2,974.6
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 68.6 and 67.9 shares issued and outstanding as of September 28, 2024 and June 29, 2024, respectively	0.1	0.1
Additional paid-in capital	1,853.7	1,835.0
Accumulated deficit	(969.5)	(887.1)
Accumulated other comprehensive income	11.6	9.3
Total stockholders’ equity	895.9	957.3
Total liabilities and stockholders’ equity	$3,969.6	$3,931.9

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES:
Net loss	$(82.4)	$(67.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	27.0	28.2
Stock-based compensation	35.6	32.1
Amortization and write-off of acquired intangibles	43.6	29.0
Loss on sales and dispositions of property, plant and equipment	0.2	1.4
Amortization of debt discount and debt issuance costs	0.7	4.9
Write-off of right-of-use assets	5.3	—
Other non-cash items	(0.3)	(5.7)
Changes in operating assets and liabilities:
Accounts receivable	(3.8)	26.1
Inventories	(6.5)	(16.8)
Operating lease right-of-use assets, net	(0.2)	3.7
Prepayments and other current and non-currents assets	(16.6)	7.3
Income taxes, net	7.2	(19.9)
Accounts payable	32.6	(28.0)
Accrued payroll and related expenses	5.9	1.5
Operating lease liabilities	1.0	(4.0)
Accrued expenses and other current and non-current liabilities	(9.7)	5.8
Net cash provided by (used in) operating activities	39.6	(2.3)
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(74.1)	(57.8)
Purchases of short-term investments	(63.9)	(149.1)
Proceeds from maturities and sales of short-term investments	90.7	227.7
Payments for acquisition of intangible assets	—	(3.0)
Proceeds from the sales of property, plant and equipment	0.2	—
Net cash (used in) provided by investing activities	(47.1)	17.8
FINANCING ACTIVITIES:
Payment of withholding taxes related to net share settlement of restricted stock units	(16.0)	(12.9)
Proceeds from term loans	76.5	—
Proceeds from the exercise of stock options	0.9	—
Principal payments on term loans	(0.4)	—
Payment of acquisition related holdback	(1.0)	—
Net cash provided by (used in) financing activities	60.0	(12.9)
Decrease in cash and cash equivalents	52.5	2.6
Cash and cash equivalents at beginning of period	436.7	859.0
Cash and cash equivalents at end of period	$489.2	$861.6
Supplemental disclosure of cash flow information:
Cash paid (refund) for taxes, net	$(4.2)	$18.5
Cash paid for interest	0.1	0.6
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable and accrued expenses	15.9	4.2
Unpaid intangible assets in accrued expenses	—	2.0
Right-of-use assets obtained in exchange for new operating lease liabilities	3.7	—
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 29, 2024	67.9	$0.1	$1,835.0	$(887.1)	$9.3	$957.3
Net loss	—	—	—	(82.4)	—	(82.4)
Other comprehensive income	—	—	—	—	2.3	2.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.3)	—	(16.0)	—	—	(16.0)
Exercise of stock options	0.1	—	0.9	—	—	0.9
Stock-based compensation	—	—	33.8	—	—	33.8
Balance as of September 28, 2024	68.6	$0.1	$1,853.7	$(969.5)	$11.6	$895.9

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of July 1, 2023	66.4	$0.1	$1,692.2	$(340.6)	$4.1	$1,355.8
Net loss	—	—	—	(67.9)	—	(67.9)
Other comprehensive income	—	—	—	—	1.1	1.1
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.8	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(12.9)	—	—	(12.9)
Stock-based compensation	—	—	34.7	—	—	34.7
Balance as of September 30, 2023	67.0	$0.1	$1,714.0	$(408.5)	$5.2	$1,310.8

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
Our Cloud & Networking products include a comprehensive portfolio of optical and photonic chips, modules, and subsystems supplied to cloud data center operator, AI/ML infrastructure provider, and network equipment manufacturer customers who are building cloud data center and network infrastructures. Our products enable high-capacity optical data links in cloud, AI/ML, and data center interconnect (“DCI”) applications, and communications service provider networks, including in access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) network infrastructure. Our Cloud & Networking products also support network equipment manufacturers building enterprise network infrastructure, including storage-area networks (“SANs”), local-area networks (“LANs”) and wide-area networks (“WANs”). Demand for our Cloud & Networking products is driven by the continual growth in network capacity required for cloud computing and services, including for AI/ML, streaming video and video conferencing, wireless and mobile devices, and internet of things (“IoT”).
Our Industrial Tech products include short pulse solid-state lasers, kilowatt-class fiber lasers, diode lasers, and gas lasers, which address applications in numerous end-markets. In the consumer end-market, our laser light sources are integrated into our customers’ 3D sensing cameras, which are used in mobile devices, payment kiosks, and other consumer electronics devices to enable applications including biometric identification, computational photography and virtual and augmented reality. In the automotive end-market, our lasers are used in our customers’ LiDAR and other optical sensor devices, which are increasingly being used in advanced driver assistance systems (“ADAS”) and in-cabin driver and occupant monitoring systems. In the industrial manufacturing end-market, our lasers are incorporated into our customers’ manufacturing machine tools used for the precision processing of materials in a range of industries including semiconductor device and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Our products can also be used in the industrial end-market in imaging and sensing systems for process feedback and control, quality assurance, and waste reduction. Adoption of our products in the industrial end-market is driven by the needs of customers to advance semiconductor and microelectronics industry roadmaps, and by Industry 4.0/5.0 trends, including increasing manufacturing precision and flexibility and reducing waste and environmental impact. Demand for our products in the industrial end-market is driven by end-customer investments in manufacturing capacity. Our lasers also address certain semiconductor inspection and life-science applications.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We are continuously monitoring both the current developments in the ongoing Russia-Ukraine war including the related export controls and resulting sanctions imposed on Russia and Belarus by the U.S. and other countries, and the ongoing conflicts in the Middle East. Additional factors, such as increased inflation, escalating energy prices and the related cost increases, could continue to impact the global economy and our business. Although the global implications of these wars are difficult to predict at this time, we do not presently foresee direct material adverse effects on our business.
Business Combinations
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). We have applied the acquisition method of accounting to account for this transaction in accordance with ASC Topic 805, Business Combinations. Our condensed consolidated financial statements include the operating results of the acquired entities from the acquisition close date. Refer to “Note 4. Business Combinations” for further discussions of this transaction.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2025 is a 52-week year ending on June 28, 2025, with the quarter ended September 28, 2024 being a 13-week quarterly period. Our fiscal 2024 was a 52-week year that ended on June 29, 2024, with the quarter ended September 30, 2023 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024. There were no significant changes to our accounting policies during the three months ended September 28, 2024.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We plan to adopt ASU 2023-07 in the fiscal fourth quarter of 2025. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 28, 2024	September 30, 2023
Numerator:
Net loss - basic and diluted	$(82.4)	$(67.9)

Denominator:
Weighted average common shares outstanding - basic and diluted	68.3	66.7

Net loss per share:
Basic	$(1.21)	$(1.02)
Diluted	$(1.21)	$(1.02)
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended September 28, 2024 include 4.8 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), 0.1 million shares issuable under the Employee Stock Purchase Plan (the “2015 Purchase Plan”), and 1.0 million shares outstanding related to stock options. Refer to “Note 13. Equity.”
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended September 30, 2023 include 31.2 million shares related to convertible notes, 4.6 million shares issuable under RSUs and PSUs, and 0.2 million shares issuable under the 2015 Purchase Plan.
Potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method.
Note 4. Business Combinations
Cloud Light Acquisition
On October 29, 2023, we entered into a definitive merger agreement (the “Merger Agreement”) with Cloud Light. On November 7, 2023 (the “Cloud Light Closing Date”), we completed the acquisition of Cloud Light. Cloud Light designs, markets, and manufactures advanced optical modules for data center interconnect applications. The acquisition enables us to be well-positioned to serve the growing needs of cloud & networking customers, particularly those customers focused on optimizing their data center infrastructure for the demands of AI/ML.
We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations, with respect to the fair value of purchase price consideration and the identifiable assets and liabilities of Cloud Light, which have been measured at estimated fair value as of the Cloud Light Closing Date. The following tables summarize the purchase price consideration (in millions):

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(2) The replacement options have a total fair value of $38.9 million as of the Cloud Light Closing Date, of which $23.5 million attributed to pre-acquisition service is recorded as part of the purchase price consideration and the remaining $15.4 million is recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the Cloud Light Closing Date. In general, these options expire within 10 years from the Cloud Light Closing Date. Refer to “Note 13. Equity”.
The cash consideration of $705.0 million, which was funded by the cash balances of Lumentum, includes $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations under the Merger Agreement and customary adjustment for working capital. Since the the measurement period expired, any future adjustments will be included in our earnings. As of the date of this filing, no amount of the escrow funds have been released.
We incurred a total of $9.6 million of acquisition-related costs in fiscal year 2024, of which $2.4 million was incurred during the three months ended September 30, 2023, representing professional and other direct acquisition costs, which are recorded as selling, general and administrative expense in the condensed consolidated statement of operations when incurred.

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

Fair Value
Total purchase price consideration	$728.5

Assets acquired
Cash and cash equivalents	4.1
Short-term investments	1.0
Accounts receivable, net	20.9
Inventories	72.8
Prepayments and other current assets	14.2
Property, plant and equipment, net	62.5
Operating lease right-of-use assets, net	3.7
Other intangible assets, net (1)	333.0
Other non-current assets	0.3
Total assets	512.5

Liabilities assumed
Accounts payable	45.5
Accrued payroll and related expenses	5.6
Accrued expenses	7.9
Operating lease liabilities, current	1.8
Other current liabilities	10.3
Operating lease liabilities, non-current	1.9
Deferred tax liability	60.6
Other non-current liabilities	16.2
Total liabilities	149.8

Goodwill	$365.8
(1) Other intangible assets include developed technology of $170.0 million, customer relationship of $130.0 million, in-process research and development (“IPR&D”) of $16.0 million, order backlog of $14.0 million, and trade name and trademarks of $3.0 million. Refer to “Note 8. Goodwill and Other Intangible Assets” for more information.
Goodwill from the Cloud Light acquisition has been assigned to the Cloud & Networking segment. The goodwill of $365.8 million arising from the acquisition is attributed to the expected revenue growth and synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and Cloud Light. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 8. Goodwill and Other Intangible Assets.”
Cloud Light contributed $38.2 million of our consolidated net revenue for the three months ended September 28, 2024. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine Cloud Light’s contribution to our earnings the three months ended September 28, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Pro Forma Information
The following supplemental pro forma information presents the combined results of operations for the three months ended September 28, 2024 and September 30, 2023, as if the acquisition was completed on July 3, 2022, the first day of the fiscal year 2023. The supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
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
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Net revenue	$336.9	$386.6
Net loss	$(78.9)	$(63.6)

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 28, 2024:
Cash	$284.9	$—	$—	$284.9
Cash equivalents:
Commercial paper	7.5	—	—	7.5
Money market funds	184.8	—	—	184.8
U.S. Treasury securities	12.0	—	—	12.0
Total cash and cash equivalents	$489.2	$—	$—	$489.2
Short-term investments:
Certificates of deposit	$0.8	$—	$—	$0.8
Commercial paper	11.5	—	—	11.5
Corporate debt securities	234.1	0.9	(0.1)	234.9
U.S. Agency securities	66.4	0.1	—	66.5
U.S. Treasury securities	113.3	—	(0.1)	113.2
Total short-term investments	$426.1	$1.0	$(0.2)	$426.9

June 29, 2024:
Cash	$196.9	$—	$—	$196.9
Cash equivalents:
Commercial paper	15.9	—	—	15.9
Money market funds	223.9	—	—	223.9
Total cash and cash equivalents	$436.7	$—	$—	$436.7
Short-term investments:
Certificates of deposit	$0.8	$—	$—	$0.8
Commercial paper	12.6	—	—	12.6
Corporate debt securities	244.5	—	(0.6)	243.9
U.S. Agency securities	81.2	—	(0.3)	80.9
U.S. Treasury securities	112.6	—	(0.5)	112.1
Total short-term investments	$451.7	$—	$(1.4)	$450.3
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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended September 28, 2024 and September 30, 2023, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended September 28, 2024 and September 30, 2023, our other income, net was $8.7 million and $21.2 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $9.4 million and $21.7 million, respectively.
As of September 28, 2024 and June 29, 2024, we recorded interest receivables of $5.8 million and $5.8 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented, as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for More Than 12 Months		Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 28, 2024:
U.S. Agency securities	$44.6	$—	$4.0	$—	$—
Commercial paper	—	—	7.5	—	—
Corporate debt securities	67.1	(0.1)	18.0	—	(0.1)
U.S. government bonds	68.4	(0.1)	22.5	—	(0.1)
Total	$180.1	$(0.2)	$52.0	$—	$(0.2)

June 29, 2024:
U.S. Agency securities	$62.3	$(0.3)	$12.6	$—	$(0.3)
Commercial paper	—	—	28.6	—	—
Corporate debt securities	133.7	(0.5)	90.6	(0.2)	(0.7)
U.S. government bonds	72.3	(0.4)	39.7	(0.1)	(0.5)
Total	$268.3	$(1.2)	$171.5	$(0.3)	$(1.5)
The following table classifies our short-term investments by remaining maturities (in millions):

	September 28, 2024		June 29, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$346.1	$346.3	$405.5	$404.1
Due in 1 year to 5 years	80.0	80.6	46.2	46.2
Total	$426.1	$426.9	$451.7	$450.3
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 28, 2024: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$7.5	$—	$7.5
Money market funds	184.8	—	—	184.8
U.S. Treasury securities	12.0	—	—	12.0
Short-term investments:
Certificates of deposit	—	0.8	—	0.8
Commercial paper	—	11.5	—	11.5
Corporate debt securities	—	234.9	—	234.9
U.S. Agency securities	—	66.5	—	66.5
U.S. Treasury securities	113.2	—	—	113.2
Total assets	$310.0	$321.2	$—	$631.2
(1) Excludes $284.9 million in cash held in our bank accounts as of September 28, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
June 29, 2024 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$15.9	$—	$15.9
Money market funds	223.9	—	—	223.9
Short-term investments:
Certificates of deposit	—	0.8	—	0.8
Commercial paper	—	12.6	—	12.6
Corporate debt securities	—	243.9	—	243.9
U.S. Agency securities	—	80.9	—	80.9
U.S. Treasury securities	112.1	—	—	112.1
Total assets	$336.0	$354.1	$—	$690.1
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
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	September 28, 2024		June 29, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$599.6	$706.2	$599.4	$588.8
2028 Notes	856.9	748.9	856.6	680.2
2026 Notes	1,047.4	1,034.6	1,047.2	948.3
	$2,503.9	$2,489.7	$2,503.2	$2,217.3
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2024, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three months ended September 28, 2024.
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of September 28, 2024 and June 29, 2024, the allowance for credit losses on our trade receivables was $0.2 million and $0.2 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Inventories
The components of inventories were as follows (in millions):

	September 28, 2024	June 29, 2024
Raw materials and purchased parts	$206.0	$196.9
Work in process	119.1	101.6
Finished goods	78.2	99.9
Inventories	$403.3	$398.4
In connection with the Cloud Light acquisition, we recorded $72.8 million of inventory as of the Cloud Light Closing Date. As of June 29, 2024, the entire $8.0 million of fair value step-up of inventory acquired from Cloud Light was amortized and recognized as cost of sales in our condensed consolidated statements of operations.
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	September 28, 2024	June 29, 2024
Land	$108.6	$75.2
Buildings and improvements	258.8	215.1
Machinery and equipment	778.9	772.1
Computer equipment and software	44.9	44.9
Furniture and fixtures	13.9	14.3
Leasehold improvements	44.8	47.5
Construction in progress	81.6	71.1
	1,331.5	1,240.2
Less: Accumulated depreciation	(693.1)	(667.7)
Property, plant and equipment, net	$638.4	$572.5
In connection with the Cloud Light acquisition, we assumed $62.5 million of property, plant and equipment, net, as of the acquisition Cloud Light Closing Date.
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
In July 2024, we purchased the land and building of our wafer fabrication facility located in Sagamihara, Japan for a total transaction price of $42.2 million including $1.3 million of incremental direct costs for fees paid to third parties that were capitalized. We also recorded a $16.3 million increase in the carrying value of buildings purchased related to the termination of leases for the purchased building. The total carrying value of assets purchased was $58.5 million at the purchase date, of which $33.4 million was allocated to the land and $25.1 million to the building.
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
During the three months ended September 28, 2024 and September 30, 2023, we recorded depreciation expense of $27.0 million and $28.2 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	September 28, 2024	June 29, 2024
Operating lease right-of-use assets	$66.1	$112.3
Less: accumulated amortization	(30.4)	(39.5)
Operating lease right-of-use assets, net	$35.7	$72.8
In connection with our integration efforts to consolidate our sites, we recorded restructuring charges for various sites and reduced our operating lease right-of-use assets by $5.3 million during the three months ended September 28, 2024.
In connection with the Cloud Light acquisition, we acquired $3.7 million of right-of-use assets related to leases of real estate properties used as our manufacturing and office premises. We accounted for these leases as operating leases and have the remaining lease term ranging from 1.5 to 2.6 years at the Cloud Light Closing Date.
In connection with the purchase of land and building in Sagamihara, Japan in July 2024, we terminated our leases for the related facilities and recorded a $16.3 million increase in the carrying value of building purchased, as a result of derecognizing $32.0 million of net operating lease right-of-use asset, $1.6 million of operating lease liabilities, current, and $14.1 million of operating lease liabilities, non-current.
In connection with the purchase of land and buildings in the United Kingdom in August 2023, we terminated our leases for the related facilities and recorded a $0.3 million of reduction in the carrying value of buildings purchased, as a result of derecognizing $4.8 million of net operating lease right-of-use asset, $2.4 million of operating lease liabilities, current, and $2.7 million of operating lease liabilities, non-current.
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	September 28, 2024	June 29, 2024
Restructuring accrual and related charges (1)	$6.3	$11.1
Warranty reserve (2)	13.2	13.2
Deferred revenue and customer deposits	0.6	0.6
Income tax payable (3)	11.9	13.2
Other current liabilities	5.6	3.0
Other current liabilities	$37.6	$41.1
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	September 28, 2024	June 29, 2024
Asset retirement obligations	$7.0	$7.5
Pension and related accruals (1)	8.6	7.5
Unrecognized tax benefit	94.4	83.0
Other non-current liabilities	6.2	5.4
Other non-current liabilities	$116.2	$103.4

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $8.6 million as of September 28, 2024 represents $9.5 million of non-current portion of benefit obligation, offset by $0.9 million of funding for the pension plan in Switzerland. Pension and related accrual of $7.5 million as of June 29, 2024 relates to $8.6 million of non-current portion of benefit obligation, offset by $1.2 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary.
Note 8. Goodwill and Other Intangible Assets
Goodwill
In November 2023, we completed the acquisition of Cloud Light. We recognized goodwill of $365.8 million, which was allocated to the Cloud & Networking segment.
The following table presents goodwill by reportable segments as of September 28, 2024 and June 29, 2024 (in millions):

	Cloud & Networking	Industrial Tech	Total
Balances as of June 29, 2024	$1,044.6	$11.2	$1,055.8
Acquisition of Cloud Light (1)	5.1	—	5.1
Balances as of September 28, 2024	$1,049.7	$11.2	$1,060.9
(1) During the three months ended September 28, 2024, we adjusted the purchase price allocation and recorded a $5.1 million increase to goodwill. The primary adjustment to the opening balance sheet relates to income tax liabilities which were not known in previous periods.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2024, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three months ended September 28, 2024.
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
During the annual impairment testing performed in the fourth quarter of fiscal 2024, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three months ended September 28, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Refer to “Note 4. Business Combinations” for the acquisitions of Cloud Light.
The following tables present details of all of our intangible assets as of the periods presented (in millions, except for weighted average remaining amortization period):

September 28, 2024	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$818.2	$(496.4)	$321.8	4.6
Customer relationships	419.8	(183.7)	236.1	4.7
In-process research and development	13.6	—	13.6	n/a
Order backlog	14.0	(12.4)	1.6	0.1
Trade name and trademarks	3.0	(2.2)	0.8	0.3
Total intangible assets	$1,268.6	$(694.7)	$573.9

June 29, 2024	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$818.1	$(473.0)	$345.1	4.8
Customer relationships	419.8	(169.4)	250.4	4.9
In-process research and development	15.5	—	15.5	n/a
Order backlog	14.0	(8.9)	5.1	0.4
Trade name and trademarks	3.0	(1.6)	1.4	0.6
Total intangible assets	$1,270.4	$(652.9)	$617.5
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Cost of sales	$22.5	$18.0
Research and development	0.4	0.3
Selling, general and administrative	18.8	10.7
Total amortization of intangibles	$41.7	$29.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Based on the carrying amount of our acquired intangible assets except in-process research and development as of September 28, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2025	$107.6
2026	133.3
2027	121.0
2028	81.5
2029	51.8
Thereafter	65.1
Total future amortization	$560.3
Note 9. Debt
Convertible Notes
2029 Notes
On June 16, 2023, we issued $603.7 million in aggregate principal amount of 1.50% Convertible Senior Notes due in 2029 (“2029 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2029 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association, (as successor in interest to U.S. Bank National Association), as a trustee (the “2029 Indenture”). The 2029 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
On or after September 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2029 Notes at any time. Following our irrevocable settlement method election made on September 25, 2024, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2029 Notes by delivering cash equal to the principal amount of such converted 2029 Notes and cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof.
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
The entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of September 28, 2024 and June 29, 2024, measured at amortized cost.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On or after March 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Notes at any time. Following our irrevocable settlement method election made on September 25, 2024, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2028 Notes by delivering cash equal to the principal amount of such converted 2028 Notes and cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof.
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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. The entire 2028 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of September 28, 2024 and June 29, 2024, measured at amortized cost.
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due in 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association, as trustee (as supplemented by the First Supplemental Indenture, dated as of September 25, 2024, the “2026 Indenture”). We used approximately $196.0 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan credit facility, and a portion of the net proceeds of the offering to purchase approximately $200.0 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions. The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
On or after September 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2026 Notes at any time. Following our entry into the First Supplemental Indenture, dated as of September 25, 2024, to the 2026 Indenture, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2026 Notes by delivering cash equal to the principal amount of such converted 2026 Notes and cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof.
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
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was initially valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. The entire 2026 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of September 28, 2024 and June 29, 2024, measured at amortized cost.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Concurrent with the issuance of the 2029 Notes in June 2023, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes, which we accounted for as an extinguishment of liability. $13.5 million of the $132.8 million repurchase price was allocated to the conversion feature of the repurchased 2024 Notes, representing the fair value of the conversion feature at the date of the repurchase, and was recognized as a reduction of the stockholders’ equity. Additionally, since issuing the 2024 Notes, we converted a total of approximately $1.9 million of principal amount of the 2024 Notes, with less than $0.1 million of principle amount converted during the three months ended September 28, 2024.
On March 15, 2024, the 2024 Notes maturity date, we fully repaid the remaining principal amount of $323.1 million. The

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
conversion feature previously classified within stockholder’s equity was fully amortized as of the maturity date.
Convertible Notes - Additional Disclosures
On September 25, 2024, Lumentum entered into the First Supplemental Indenture to the 2029 Indenture, 2028 Indenture and 2026 Indenture, pursuant to which we irrevocably elected to settle the principal amounts of the 2029 Notes, 2028 Notes and 2026 Notes in cash. Any amounts due above the principal may be settled in cash, equity, or any combination thereof at the election of the Company.
Our convertible notes consisted of the following components as of the periods presented (in millions):

September 28, 2024	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(2.6)	(4.1)	(4.1)	(10.8)
Net carrying amount of the liability component	$1,047.4	$856.9	$599.6	$2,503.9

June 29, 2024	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(2.8)	(4.4)	(4.3)	(11.5)
Net carrying amount of the liability component	$1,047.2	$856.6	$599.4	$2,503.2
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
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Contractual interest expense	$4.7	$4.8
Amortization of the debt discount and debt issuance costs	0.7	4.9
Total interest expense	$5.4	$9.7
The future interest and principal payments related to our convertible notes are as follows as of September 28, 2024 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	Total
2025	$5.3	$4.3	$9.1	$18.7
2026	5.3	4.3	9.1	18.7
2027	1,052.5	4.3	9.1	1,065.9
2028	—	865.3	9.1	874.4
2029	—	—	617.1	617.1
Total payments	$1,063.1	$878.2	$653.5	$2,594.8

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.
Term Loans
SMBC Term Loan
On August 9, 2024, the Company entered into a term loan agreement with Sumitomo Mitsui Banking Corporation (“SMBC”). The SMBC term loan provides an aggregate principal amount of 6.4 billion Japanese yen (“JPY”). The loan requires monthly payments of the principal amounting to approximately 53.3 million JPY, which commenced on August 31, 2024 totaling approximately 3.1 billion JPY and interest based on a fixed annual interest rate of 0.88%, with the remaining principal of approximately 3.3 billion JPY due on the loan maturity date of July 31, 2029. Under the loan agreement, the Company cannot prepay the outstanding loan without SMBC’s approval. In the event the Company prepays the outstanding loan with SMBC’s approval, the Company shall pay SMBC settlement money pursuant to the loan agreement. The term loan is secured by the real estate owned in Sagamihara, Japan.
As of September 28, 2024, the Company has $44.5 million in principal amount outstanding, of which the short-term portion of $4.5 million is recorded as current liabilities while the long-term portion of $40.0 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
Mizuho Term Loan
On September 20, 2024, the Company entered into a loan agreement with Mizuho Bank, Ltd. (the “Mizuho Term Loan”), in order to finance our planned manufacturing expansions. The Mizuho Term Loan provides for borrowings of 4.5 billion JPY with a 5-year term from the funding date September 20, 2024. The loan requires quarterly principal payments of approximately 225.0 million JPY commencing on December 20, 2024 with the final payment on September 20, 2029. The Mizuho Term Loan bears a fixed annual interest rate of 0.90%. The term loan is secured by the real estate assets owned by NeoPhotonics Semiconductor GK. The Mizuho Term Loan agreement requires that the Company and certain domestic subsidiaries comply with covenants relating to customary matters, including obtaining prior approval from lender in case of transferring, creating a security interest, or disposing the collateral assets; obtaining prior approval from lender in case of business transfer, business acquisition, corporate reorganization or changes as mergers, company splits, share exchanges or share transfers or capital structure changes; obtaining prior approval of the lender in case Lumentum Holdings Inc. changes its indirect ownership in Lumentum Japan, Inc; and obtaining prior approval from the lender in case Lumentum Japan, Inc. distributes dividends to its shareholders.
As of September 28, 2024, the Company has $31.6 million in principal amount outstanding, of which the short-term portion of $6.3 million is recorded as current liabilities while the long-term portion of $25.3 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss), net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, the defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 29, 2024	$9.8	$0.7	$(1.2)	$9.3
Other comprehensive gain (loss), net	—	—	2.3	2.3
Ending balance as of September 28, 2024	$9.8	$0.7	$1.1	$11.6

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
Other comprehensive gain (loss), net	(0.2)	—	1.3	1.1
Ending balance as of September 30, 2023	$10.2	$(0.4)	$(4.6)	$5.2
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
(3) For the three months ended September 28, 2024, our unrealized loss on available-for-sale securities is presented net of tax of nil.
For the three months ended September 30, 2023, our unrealized loss on available-for-sale securities is presented net of tax of $0.4 million.
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Balance as of beginning of period	$11.1	$5.0
Charges	9.7	11.0
Payments and other adjustments	(14.5)	(6.7)
Balance as of end of period	$6.3	$9.3
During the three months ended September 28, 2024, we recorded restructuring and related charges of $9.7 million, which includes $6.0 million of asset write-offs primarily due to integration efforts to consolidate our sites, $3.0 million of charges related to the discontinuation of our in-house development of coherent DSPs and RFICs and the remaining restructuring charges due to company-wide cost reduction initiatives.
During the three months ended September 30, 2023, we recorded restructuring and related charges of $11.0 million in our

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
condensed consolidated statements of operations, which were primarily due to company-wide cost reduction initiatives, as well as our integration efforts as a result of the merger with NeoPhotonics.
Any changes in the estimates of executing our restructuring activities will be reflected in our future results of operations.
Note 12. Income Taxes
Our tax provision for interim periods has generally been determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. However, when a reliable estimate cannot be made, the actual tax or benefit applicable may be reported as a discrete item in the interim period. For the three months ended September 28, 2024, we concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the estimated annual effective tax rate is not reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings. As a result, we have computed our tax provision using the discrete method as though the three-month period was the annual period.

We recorded a tax provision of $3.2 million for the three months ended September 28, 2024. Our tax provision for the three months ended September 28, 2024 is primarily related to the tax expense associated with interest on uncertain tax positions, partially offset by the tax benefit from currency re-measurements.

We recorded a tax benefit of $1.4 million for the three months ended September 30, 2023. Our tax provision for the three months ended September 30, 2023 includes a discrete tax benefit of $1.8 million primarily related to the tax benefit from changes in prior year uncertain tax positions, partially offset by the tax expenses related to a shortfall in connection with stock-based compensation vested during the quarter and foreign return to provision differences.
Our estimated effective tax rate for the three months ended September 28, 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation, uncertain tax positions, and current year valuation allowance changes, partially offset by the income tax benefit from various income tax credits.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of September 28, 2024, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.
As of September 28, 2024, we had $94.4 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax examinations that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.7 million over the next 12 months.

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
As of September 28, 2024, we had 5.8 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest within four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally have vesting period of three years. As of September 28, 2024, 2.1 million shares of common stock under the 2015 Plan were available for grant.
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
During the three months ended September 28, 2024, our board of directors approved grants of 1.5 million RSUs, which primarily vest over three years.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended September 28, 2024, we granted 0.7 million PSUs with an aggregate grant date fair value of $39.8 million to executive and non-executive employees as part of our revised Annual Incentive Plan. These PSUs are subject to performance targets and service conditions, with a vesting period of one year. We also granted 0.3 million PSUs with an aggregate grant date fair value of $19.1 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurements, as well as service conditions, over three years.
Employee Stock Purchase Plan
Our 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 0.7 million shares remained available for issuance as of September 28, 2024.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Cost of sales	$9.7	$6.0
Research and development	9.3	10.3
Selling, general and administrative	16.6	15.8
Total stock-based compensation	$35.6	$32.1
During the three months ended September 28, 2024 and September 30, 2023, we recorded $7.3 million and $4.7 million of stock-based compensation related to PSUs, respectively. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Income tax benefit associated with stock-based compensation	$1.4	$1.9
Approximately $12.7 million and $14.4 million of stock-based compensation was capitalized to inventory as of September 28, 2024 and June 29, 2024, respectively.
As of September 28, 2024, $177.6 million of stock-based compensation cost related to RSU awards remains to be amortized, which is expected to be recognized over an estimated amortization period of 2.0 years.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Award Activity
The following table summarizes our award activities for the three months ended September 28, 2024 (in millions):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 29, 2024	1.1	$34.6	2.7	$62.5	0.9	$65.5
Granted	—	—	1.5	56.3	1.0	56.4
Vested/Exercised	(0.1)	7.7	(0.8)	65.1	(0.1)	85.8
Canceled	—	—	(0.1)	63.2	(0.3)	61.7
Balance as of September 28, 2024	1.0	$34.6	3.3	$58.9	1.5	$59.6
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 29, 2024	4.3
Authorized	—
Granted	(2.6)
Canceled	0.4
Balance as of September 28, 2024	2.1
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three months ended September 28, 2024 was $1.2 million. The 2015 Purchase Plan expense for the three months ended September 30, 2023 was $1.2 million. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period.
During the three months ended September 28, 2024 and the three months ended September 30, 2023, there were no shares issued to employees through the 2015 Purchase Plan.
Repurchase and Retirement of Common Stock
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the three months ended September 28, 2024 and September 30, 2023, we did not repurchase any shares of our common stock. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet and immediately retired all repurchased shares. As of September 28, 2024, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $589.2 million as of September 28, 2024 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Balance as of beginning of period	$13.2	$6.8
Warranties assumed in Cloud Light acquisition	0.8	—
Provision for warranty	2.4	0.2
Utilization of reserve, net	(3.2)	(1.5)
Balance as of end of period	$13.2	$5.5
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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. During the year ended June 29, 2024, we recorded $7.8 million with respect to the pending settlement of certain non-ordinary course litigation matters which has been settled as of September 28, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Oclaro Merger Litigation
In connection with our acquisition of Oclaro in 2018, seven lawsuits were filed by purported stockholders of Oclaro challenging the proposed merger (the “Merger”). All but one was voluntarily dismissed after the Oclaro Merger closed. The remaining lawsuit, SaiSravan B. Karri v. Oclaro, Inc., et al., No. 3:18-cv-03435-JD (the “Karri Lawsuit”), was filed in the United States District Court for the Northern District of California and was styled as a class action.
The Karri Lawsuit alleged, among other things, that Oclaro and its directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder by disseminating an incomplete and misleading Form S-4, including proxy statement/prospectus. The Karri Lawsuit further alleged that Oclaro’s directors violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The plaintiff in the Karri Lawsuit sought, among other things, damages to be awarded to the plaintiff and any class, if a class is certified, and litigation costs, including attorneys’ fees.
The case proceeded through fact and expert discovery and the parties subsequently reached an agreement for a class-wide settlement of the Karri Lawsuit that provided for a payment of $15.3 million to the members of the class. On August 17, 2023, the court preliminarily approved the settlement. In March 2024, the court finally approved the settlement.
We recorded the court approved settlement amount of $15.3 million as accrued expenses in our condensed consolidated balance sheet as of June 29, 2024, of which $7.5 million represents the amount to be reimbursed by insurance and was recorded as prepayments and other current assets. As of September 28, 2024, this litigation matter has been settled.
Regulatory Matters
In August 2024, the Company received inquiries from the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) and Department of Justice (“DOJ”) following the Company’s voluntary disclosure to BIS in December 2023, and supplemented in April 2024. The Company continues to cooperate with both agencies on this matter. The Company is unable to predict the likely outcome of these matters.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. As of September 28, 2024, we did not have any material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 15. Operating Segments and Geographic Information
Our chief executive officer is our Chief Operating Decision Maker (“CODM”). The CODM allocates resources to the segments based on their business prospects, competitive factors, segment net revenue and segment profit. The CODM regularly reviews operating results to make decisions about resources to be allocated to the segments and to assess their performance.
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
Cloud & Networking
Our Cloud & Networking products include comprehensive portfolio of optical and photonic chips, components, modules, and subsystems supplied to cloud data center operator, AI/ML infrastructure provider, and network equipment manufacturer customers who are building cloud data center and network infrastructures. Our products enable high-capacity optical links in cloud, AI/ML and DCI applications, and communications service provider networks, including products for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) network infrastructure. Our Cloud & Networking products also support network equipment manufacturers building enterprise network infrastructure, including SANs, LANs, and WANs. These products enable the transmission and transport of data, video, and audio over high-capacity fiber-optic cables. We maintain leading positions in these fast-growing cloud and networking markets through our extensive product portfolio, including high-speed optical components and transceivers, reconfigurable optical add/drop multiplexers (“ROADMs”), coherent dense wavelength division multiplexing (“DWDM”) pluggable transceivers, and tunable small form-factor pluggable transceivers. Demand for our Cloud & Networking products is driven by the continual growth in network capacity required for cloud computing and services, including for AI/ML, streaming video and video conferencing, wireless and mobile services, and IoT.
Industrial Tech
Our Industrial Tech products include short pulse solid-state lasers, kilowatt-class fiber lasers, ultrafast lasers, diode lasers, and gas lasers, which address applications in numerous end-markets. In the consumer end-market, our laser light sources are integrated into our customers’ 3D sensing cameras, which are used in mobile devices, payment kiosks, and other consumer electronics devices to enable applications including biometric identification, computational photography and virtual and augmented reality. In the automotive end-market, our lasers are used in our customers’ LiDAR and other optical sensor devices, which are increasingly being used in advanced driver assistance systems (“ADAS”) and in-cabin driver and occupant monitoring systems. In the industrial manufacturing end-market, our lasers are incorporated into our customers’ manufacturing machine tools used for the precision processing of materials in a range of industries including semiconductor device and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Our products can also be used in the industrial end-market in imaging and sensing systems for process feedback and control, quality assurance, and waste reduction. Adoption of our products in the industrial end-market is driven by the needs of customers to advance semiconductor and microelectronics industry roadmaps, and by Industry 4.0/5.0 trends, including increasing manufacturing precision and flexibility and reducing waste and environmental impact. Demand for our products in the industrial end-market is driven by end-customer investments in manufacturing capacity. Our lasers also address certain semiconductor inspection and life-science applications.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reportable Segments
The two operating segments, Cloud & Networking and Industrial Tech, also represent our two reportable segments. Our CODM allocates resources and evaluates segment performance based on segment revenue and segment profit. The following table summarizes segment profit and a reconciliation to the consolidated income (loss) before income taxes for the periods presented (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Net revenue:
Cloud & Networking	$282.3	229.7
Industrial Tech	54.6	87.9
Net revenue	$336.9	$317.6
Segment profit (loss):
Cloud & Networking	$36.5	23.9
Industrial Tech	2.2	15.3
Total segment profit	38.7	39.2
Unallocated corporate items:
Selling, general and administrative (1)	(28.7)	(28.6)
Stock-based compensation	(35.6)	(32.1)
Amortization of acquired intangibles	(41.7)	(29.0)
Acquisition related costs	—	(4.0)
Integration related costs	(3.4)	(11.3)
Restructuring and related charges	(9.7)	(11.0)
Intangible asset write-off	(1.9)	—
Other charges, net	(0.1)	(4.0)
Interest expense	(5.5)	(9.7)
Other income, net (2)	8.7	21.2
Consolidated loss before income taxes	$(79.2)	$(69.3)
(1) We do not allocate selling, general and administrative expenses that are not directly attributable to our operating segments.
(2) Other income, net for the three months ended September 28, 2024 includes interest and investment income of $9.4 million, offset by foreign exchange and other gains, net of $0.7 million.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended
	September 28, 2024		September 30, 2023
	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$65.4	19.4%	$41.1	12.9%
Mexico	33.9	10.0	23.7	7.5
Other Americas	2.9	0.9	1.2	0.4
Total Americas	$102.2	30.3%	$66.0	20.8%

Asia-Pacific:
Hong Kong	$88.7	26.4%	$64.9	20.4%
South Korea	8.8	2.6	25.0	7.9
Japan	16.9	5.0	25.4	8.0
Thailand	52.5	15.6	64.2	20.2
Other Asia-Pacific	37.2	11.0	39.5	12.4
Total Asia-Pacific	$204.1	60.6%	$219.0	68.9%

EMEA	$30.6	9.1%	$32.6	10.3%

Total net revenue	$336.9	100.0%	$317.6	100.0%
During the three months ended September 28, 2024, two customers individually accounted for 15% and 12% of our total revenue, respectively. During the three months ended September 30, 2023, three customers individually accounted for 15%, 13% and 10% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
As of September 28, 2024, two customers individually accounted for 11% and 11% of gross accounts receivable, respectively. As of June 29, 2024, one customer individually accounted for 13% of gross accounts receivable. We had no other customers that represented 10% or greater of our gross accounts receivable.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	September 28, 2024	June 29, 2024
Property, plant and equipment, net
United States	$126.5	$131.0
Thailand	147.2	141.0
Japan	129.8	75.7
United Kingdom	88.0	83.8
China	90.3	85.7
Other countries	56.6	55.3
Total property, plant and equipment, net	$638.4	$572.5
We purchase a portion of our inventory from contract manufacturers that are located primarily in Thailand, Taiwan, and Malaysia. During the three months ended September 28, 2024, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 27% of the total net inventory purchases. During the three months ended September 30, 2023, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 45% of the total net inventory purchases.
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by segment and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue attributable to each of our two reportable segments (in millions, except percentage data):

	Three Months Ended
	September 28, 2024		September 30, 2023
	Amount	% of Total	Amount	% of Total
Cloud & Networking	$282.3	83.8%	229.7	72.3%
Industrial Tech	54.6	16.2%	87.9	27.7%
Net revenue	$336.9	100.0%	$317.6	100.0%
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	September 28, 2024	June 29, 2024	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$198.5	$194.7	$3.8	2.0%
Deferred revenue and customer deposits	Other current liabilities	$0.6	$0.6	$—	—%

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
We have two operating segments, Cloud & Networking and Industrial Tech. The two operating segments were primarily determined based on how the Chief Operating Decision Maker (“CODM”) views and evaluates our operations. Operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segments and to assess their performance. Other factors, including market separation and customer specific applications, go-to-market channels, products and manufacturing, are considered in determining the formation of these operating segments.
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
Cloud & Networking
Our Cloud & Networking products include comprehensive portfolio of optical and photonic chips, components, modules, and subsystems supplied to cloud data center operator, AI/ML infrastructure provider, and network equipment manufacturer customers who are building cloud data center and network infrastructures. Our products enable high-capacity optical links in cloud, AI/ML and DCI applications, and communications service provider networks, including products for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) network infrastructure. Our Cloud & Networking products also support network equipment manufacturers building enterprise network infrastructure, including SANs, LANs, and WANs. Demand for our Cloud & Networking products is driven by the continual growth in network capacity required for cloud computing and services, including for AI/ML, streaming video and video conferencing, wireless and mobile services, and IoT.
Industrial Tech
Our Industrial Tech products include short pulse solid-state lasers, kilowatt-class fiber lasers, diode lasers, and gas lasers, which address applications in numerous end-markets. In the consumer end-market, our laser light sources are integrated into our customers’ 3D sensing cameras, which are used in mobile devices, payment kiosks, and other consumer electronics devices to enable applications including biometric identification, computational photography and virtual and augmented reality. In the automotive end-market, our lasers are used in our customers’ LiDAR and other optical sensor devices, which are increasingly being used in advanced driver assistance systems (“ADAS”) and in-cabin driver and occupant monitoring systems. In the industrial manufacturing end-market, our lasers are incorporated into our customers’ manufacturing machine tools used for the precision processing of materials in a range of industries including semiconductor device and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Our products can also be used in the industrial end-market in imaging and sensing systems for process feedback and control, quality assurance, and waste reduction. Adoption of our products in the industrial end-market is driven by the needs of customers to advance semiconductor and microelectronics industry roadmaps, and by Industry 4.0/5.0 trends, including increasing manufacturing precision and flexibility and reducing waste and environmental impact. Demand for our products in the industrial end-market is driven by end-customer investments in manufacturing capacity. Our lasers also address certain semiconductor inspection and life-science applications.
Acquisition of Cloud Light
On November 7, 2023 (the “Cloud Light Closing Date”), we completed the acquisition of Cloud Light. Cloud Light designs, markets, and manufactures advanced optical modules for data center interconnect applications. The acquisition enables us to be well-positioned to serve the growing needs of cloud & networking customers, particularly those focused on optimizing their data center infrastructure for the demands of AI/ML. On the Cloud Light Closing Date, we paid $705.0 million of total cash consideration to Cloud Light. Additionally, each of Cloud Light’s outstanding options was exchanged for a combination of cash and options to acquire Lumentum common stock having equivalent value (the “replacement options”). These replacement options have a total fair value of $38.9 million as of the Cloud Light Closing Date, of which $23.5 million attributed to pre-acquisition service is recorded as part of purchase price consideration and the remaining $15.4 million is recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the Cloud Light Closing Date. We incurred a total of $9.6 million of acquisition-related costs, representing professional and other direct acquisition costs, which was recorded as general and administrative expense in the consolidated statement of operations for the year ended June 29, 2024. Refer to “Note 4. Business Combinations” in the notes to condensed consolidated financial statements.
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
Supply Chain and Inventory Management
Our business and our customers’ businesses were negatively impacted by worldwide logistics and supply chain issues during the COVID-19 pandemic, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. Although the supply chain constraints started to improve in the latter half of fiscal 2023, we felt its ongoing effects in fiscal 2024, as described below, and these constraints or effects may impact our ability to supply our products to our customers and may reduce our revenue and profit margin if they continue to reoccur. In addition, if our customers are unable to procure needed semiconductor components, their demand for our products will decrease. Due to the global supply chain constraints, we had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
In addition, in response to component shortages, certain of our customers accumulated inventory that they began managing down in fiscal year 2024 as supply conditions improved. Accordingly, customer orders have declined in recent periods and certain customers have not taken the shipments we had originally projected due to their inventory management. As customers have been managing their inventory down, our revenue has declined and our margins have been adversely impacted as we have not able to fully recover costs, such as underutilized manufacturing capacity. However, we have recently seen signs of inventory normalization at network equipment manufacturers during the first fiscal quarter of 2025.
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
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 29, 2024 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three months ended September 28, 2024.
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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended
	September 28, 2024	September 30, 2023
Segment net revenue:
Cloud & Networking	83.8%	72.3%
Industrial Tech	16.2	27.7%
Net revenue	100.0	100.0
Cost of sales	70.2	70.2
Amortization of acquired developed intangibles	6.7	5.7
Gross profit	23.1	24.1
Operating expenses:
Research and development	22.1	23.1
Selling, general and administrative	22.6	23.0
Restructuring and related charges	2.9	3.5
Total operating expenses	47.6	49.6
Loss from operations	(24.5)	(25.4)
Interest expense	(1.6)	(3.0)
Other income, net	2.6	6.7
Loss before income taxes	(23.5)	(21.8)
Income tax provision (benefit)	0.9	(0.4)
Net loss	(24.5)%	(21.4)%

Financial data for the three months ended September 28, 2024
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended
	September 28, 2024	September 30, 2023	Change	Percentage Change
Segment net revenue:
Cloud & Networking	$282.3	229.7	$52.6	22.9%
Industrial Tech	54.6	87.9	(33.3)	(37.9)%
Net revenue	$336.9	$317.6	$19.3	6.1%

Gross profit	$77.9	$76.7	$1.2	1.6%
Gross margin	23.1%	24.1%

Research and development	$74.3	$73.5	$0.8	1.1%
Percentage of net revenue	22.1%	23.1%

Selling, general and administrative	$76.3	$73.0	$3.3	4.5%
Percentage of net revenue	22.6%	23.0%

Restructuring and related charges	$9.7	$11.0	$(1.3)	(11.8)%
Percentage of net revenue	2.9%	3.5%

Net Revenue
Net revenue increased by $19.3 million, or 6.1%, during the three months ended September 28, 2024 compared to the three months ended September 30, 2023, driven by a $52.6 million increase in Cloud & Networking revenue offset by a $33.3 million decrease in Industrial Tech revenue. The increase in Cloud & Networking net revenue is primarily due to higher revenue from cloud and AI/ML customers, which increased by $71.0 million, inclusive of revenue from Cloud Light, which we acquired in the second quarter of fiscal 2024. This was partially offset by a reduction in shipments to a specific customer in China driven by U.S. trade restrictions. The decrease in Industrial Tech net revenue is primarily due to higher market competition in the consumer end-market, a reduction in demand due to declines in macro-economic factors globally year over year, and customers continuing to reduce high levels of inventory they purchased for security of supply during the COVID-19 pandemic.
During the three months ended September 28, 2024, two customers individually accounted for 15% and 12% of our total revenue, respectively. During the three months ended September 30, 2023, three customers individually accounted for 15%, 13% and 10% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended
	September 28, 2024		September 30, 2023
	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$65.4	19.4%	$41.1	12.9%
Mexico	33.9	10.0	23.7	7.5
Other Americas	2.9	0.9	1.2	0.4
Total Americas	$102.2	30.3%	$66.0	20.8%

Asia-Pacific:
Hong Kong	$88.7	26.4%	$64.9	20.4%
South Korea	8.8	2.6	25.0	7.9
Japan	16.9	5.0	25.4	8.0
Thailand	52.5	15.6	64.2	20.2
Other Asia-Pacific	37.2	11.0	39.5	12.4
Total Asia-Pacific	$204.1	60.6%	$219.0	68.9%

EMEA	$30.6	9.1%	$32.6	10.3%

Total net revenue	$336.9	100.0%	$317.6	100.0%
For the three months ended September 28, 2024 and September 30, 2023, net revenue from customers outside the United States, based on customer shipping location, represented 80.6% and 87.1% of net revenue, respectively.

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
Gross Margin
Gross margin for the three months ended September 28, 2024 decreased to 23.1% from 24.1% for the three months ended September 30, 2023. The 1% decrease was primarily due to less profitable mix of products, which impacted gross margin by 2%, mainly due to higher sales of laser chips and modules driven by AI and the cloud, which together have a lower than average margin compared to our other products. This was mostly offset by the impact of higher revenue. Gross margin was negatively impacted by approximately 4% due to lower factory utilization as a result of lower production levels, as customers continue to work to reduce their elevated inventory levels, as well as $4.4 million of higher amortization of intangibles due to the Cloud Light acquisition. This was partially offset by a $8.4 million decrease in excess and obsolete inventory charges, and approximately $5.5 million of lower post-acquisition charges such as integration and manufacturing consolidation.
The markets in which we sell products are undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and variants in buying patterns. We expect these factors to result in variability of our gross margin and our gross margin maybe subject to increasing downward pressure due to these factors.
Segment Profit (Loss)
The following table summarizes segment profit (loss) for each of our operating segments for the periods presented (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Cloud & Networking	$36.5	23.9
Industrial Tech	2.2	15.3
Cloud & Networking segment profit increased by $12.6 million, or 52.7%, during the three months ended September 28, 2024 as compared to the three months ended September 30, 2023 primarily due to higher sales of laser chips and modules driven by AI and cloud demand, partially offset by lower sales from telecom products. Industrial Tech segment profit decreased by $13.1 million, or 85.6%, during the three months ended September 28, 2024 as compared to the three months ended September 30, 2023 primarily due to lower revenue, including lower sales of imaging and sensing products.
Research and Development (“R&D”)
R&D expense increased by $0.8 million, or 1.1% for the three months ended September 28, 2024 compared to the three months ended September 30, 2023, primarily due to $2.9 million of higher spending in software and computer supplies used for R&D purposes and a charge of $1.9 million related to a write-off of in-process research and development intangible assets acquired from NeoPhotonics for projects that we subsequently decided not to pursue. These increases were partially offset by lower payroll related expenses as a result of restructuring actions.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $3.3 million, or 4.5%, during the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase was driven by $8.1 million of incremental amortization of intangible assets associated with the Cloud Light acquisition, substantially offset by a reduction in payroll related expenses as a result of recent restructuring actions and $3.2 million of lower outside consultant costs as a result of business and system integrations efforts being completed in the prior periods.
From time-to-time, we incur expenses that are not part of our ordinary operations, such as mergers and acquisition-related and litigation expenses, which generally increase our SG&A expenses and potentially impact our profitability expectations in any particular period.
Restructuring and Related Charges
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products, and align our business in response to market conditions and as a result of recent acquisitions.
During the three months ended September 28, 2024, we recorded restructuring and related charges of $9.7 million, which includes $6.0 million of asset write-offs primarily due to integration efforts to consolidate our sites, $3.0 million of charges related to the discontinuation of our in-house development of coherent DSPs and RFICs and the remaining restructuring charges due to company-wide cost reduction initiatives.
During the three months ended September 30, 2023, we recorded restructuring and related charges of $11.0 million in our condensed consolidated statements of operations, which were primarily due to company-wide cost reduction initiatives, as well as our integration efforts as a result of the merger with NeoPhotonics.
Interest Expense
For the three months ended September 28, 2024 and September 30, 2023, we recorded interest expense of $5.5 million and $9.7 million, respectively. Interest expense is primarily driven by the amortization of the debt discount and issuance costs of our convertible notes. The decrease in interest expense for the three months ended September 28, 2024 is mainly due to the repayment of our 2024 Notes (as defined below) upon maturity in March 2024.
Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Foreign exchange and other gains (losses), net	$(0.7)	$(0.5)
Interest and investment income, net	9.4	21.7
Total other income, net	$8.7	$21.2
Other income, net for the three months ended September 28, 2024 decreased by $12.5 million compared to the three months ended September 30, 2023 primarily due to the lower short term investment balances, as we used cash to purchase Cloud Light as well as the repayment of the 2024 Notes in March 2024.
Provision (Benefit) for Income Taxes
The following table summarizes provision (benefit) for income taxes for the periods presented (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Income tax provision (benefit)	$3.2	$(1.4)
We recorded a tax provision of $3.2 million and a tax benefit of $1.4 million for the three months ended September 28, 2024 and September 30, 2023, respectively. Our tax provision for the three months ended September 28, 2024 is primarily related to the tax expense associated with interest on uncertain tax positions, partially offset by the tax benefit from currency re-measurements. Our tax provision for the three months ended September 30, 2023 includes a discrete tax benefit of $1.8 million primarily related to a tax benefit from changes in prior year uncertain tax positions, partially offset by the tax expenses related to a shortfall in connection with stock-based compensation vested during the quarter and foreign return to provision differences.

Our estimated effective tax rate for the three months ended September 28, 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation, uncertain tax positions, and current year valuation allowance changes, partially offset by the income tax benefit from various income tax credits.

We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of September 28, 2024, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.
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
Financial Condition
Liquidity and Capital Resources
As of September 28, 2024 and June 29, 2024, our cash and cash equivalents were $489.2 million and $436.7 million, respectively. As of September 28, 2024 and June 29, 2024, our short-term investments of $426.9 million and $450.3 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy provide for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of September 28, 2024 and June 29, 2024 was $394.8 million and $306.9 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Switzerland, the Cayman Islands, Thailand and Brazil. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of September 28, 2024 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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
Contractual Obligations
The following table summarizes our contractual obligations as of September 28, 2024, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments Due
	Total	Less Than 1 Year	More Than 1 Year
Contractual Obligations
Asset retirement obligations	$7.0	$—	$7.0
Operating lease liabilities, including imputed interest (1)	45.1	13.5	31.6
Pension plan contributions (2)	1.6	1.6	—
Purchase obligations (3)	589.2	542.9	46.3
Term loans - principal (5)	76.1	10.8	65.3
Term loans - interest (5)	2.2	0.6	1.6
Convertible notes - principal (4)	2,514.7	—	2,514.7
Convertible notes - interest (4)	80.1	18.7	61.4
Total	$3,316.0	$588.1	$2,727.9
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of September 28, 2024, we expect to receive sublease income of approximately $2.9 million over the sublease periods.
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
(5) The amounts related to term loans include principal and interest on our Sumitomo Mitsui Banking Corporation (“SMBC”) term loan with a fixed annual interest rate of 0.88% and Mizuho Bank, Ltd. (“Mizuho”) term loan with a fixed annual interest rate of 0.90%. The SMBC term loan requires monthly principal payments with the remaining principal due on the loan maturity date of July 31, 2029 while the Mizuho term loan requires quarterly principal payments with the final payment date on September 20, 2029.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, which have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of September 28, 2024, the net carrying amount of our 2029 Notes of $599.6 million (principal balance of $603.7 million maturing in 2029) is presented in non-current liabilities. If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, the 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
As of September 28, 2024, the net carrying amount of our 2028 Notes of $856.9 million (which have an aggregate principal amount of $861.0 million outstanding that matures in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of September 28, 2024, the net carrying amount of our 2026 Notes of $1047.4 million (which have an aggregate principal amount of $1,050.0 million outstanding that matures in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
On March 15, 2024, our 0.25% Convertible Senior Notes due 2024 (the “2024 Notes”) reached maturity. We fully repaid the remaining principal amount of $323.1 million at the maturity date.
As of September 28, 2024, the Company has $44.5 million in principal amount outstanding on our SMBC term loan, of which the short-term portion of $4.5 million is recorded as current liabilities while the long-term portion of $40.0 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
As of September 28, 2024, the Company has $31.6 million in principal amount outstanding on our Mizuho term loan, of which the short-term portion of $6.3 million is recorded as current liabilities while the long-term portion of $25.3 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the three months ended September 28, 2024 and September 30, 2023, we did not repurchase any shares of our common stock. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately. As of September 28, 2024, we have

$569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Unrecognized Tax Benefits
As of September 28, 2024 and June 29, 2024, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $94.4 million and $83.0 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
Our balance of cash and cash equivalents increased by $52.5 million from $436.7 million as of June 29, 2024 to $489.2 million as of September 28, 2024. The increase in cash and cash equivalents during the three months ended September 28, 2024 was due to cash from financing activities of $60.0 million and cash from operating activities of $39.6 million, offset by cash used in investing activities of $47.1 million.
Operating Cash Flow
Cash from operating activities was $39.6 million during the three months ended September 28, 2024, which reflects a net loss of $82.4 million, offset by non-cash items of $112.1 million and changes in operating assets and liabilities of $9.9 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $32.6 million primarily due to higher inventory purchases and capital expenditures and an increase in income tax liabilities of $7.2 million primarily due to income tax provision for the three months ended September 28, 2024, offset by an increase of $16.6 million in prepayments and other current and non-current assets related mainly to value-added-tax receivables driven by higher recent capital expenditures and inventory purchases, and a decrease of $9.7 million in accrued expenses and other current and non-current liabilities primarily due to payment of the net settlement amount of the Oclaro merger litigation.
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
Investing Cash Flow
Cash used in investing activities of $47.1 million during the three months ended September 28, 2024 was attributable to capital expenditures of $74.1 million, offset by net proceeds from sales or maturities of short-term investments of $26.8 million and proceeds from sales of property and equipment of $0.2 million.
Cash provided by investing activities of $17.8 million during the three months ended September 30, 2023 was attributable to the net proceeds from sales or maturities of short-term investments of $78.6 million partially offset by capital expenditures of $57.8 million and a $3.0 million payment for an intangible asset acquisition.
Financing Cash Flow
Cash from financing activities of $60.0 million during the three months ended September 28, 2024 was attributable to $76.5 million of proceeds from SMBC and Mizuho term loans and $0.9 million of proceeds from the exercise of stock options, offset by tax payments related to net share settlement of restricted stock of $16.0 million, payment for an intangible asset acquisition holdback of $1.0 million and $0.4 million of principal payments on term loans.
Cash used in financing activities of $12.9 million during the three months ended September 30, 2023 was attributable to tax payments related to net share settlement of restricted stock of $12.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange loss of $0.7 million and loss of $0.5 million, respectively, in the condensed consolidated statements of operations for the three months ended September 28, 2024 and September 30, 2023.
Although we sell primarily in the U.S. Dollar, we have foreign currency exchange risks related to our expenses and working capital denominated in currencies other than the U.S. Dollar, principally the Chinese Yuan, Canadian Dollar, Thai Baht, Japanese Yen, UK Pound, Swiss Franc, Euro and Brazilian Real. In addition, in the first quarter of fiscal year 2025, we entered into term loan agreements denominated in Japanese Yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated monetary assets and liabilities, sales or expenses increase, our operating results may be affected to a greater extent by fluctuations in the exchange rates of the currencies in which we do business as compared with the U.S. dollar.
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our convertible notes.
We issued the 2029 Notes in June 2023, the 2028 Notes in March 2022, the 2026 Notes in December 2019 and the 2024 Notes in March 2017. The 2024 Notes matured in March 2024. As of September 28, 2024, the aggregate principal amount of the 2029 Notes, 2028 Notes and 2026 Notes is $603.7 million, $861.0 million, $1,050.0 million, respectively, and bear interest at a rate of 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2029 Notes, 2028 Notes and 2026 Notes will mature on December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes.
Interest Rate Fluctuation Risk
As of September 28, 2024, we had cash, cash equivalents, and short-term investments of $916.1 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of September 28, 2024, the weighted-average life of our investment portfolio was approximately five months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 28, 2024, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.2 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.1 million.
Bank Liquidity Risk
As of September 28, 2024, we had approximately $284.9 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, banking instability, capital expenditure reductions, unemployment, stock market volatility, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, ongoing conflicts in the Middle East, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. Further, conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve.

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
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Alternative sources to mitigate the risk that the failure of any sole supplier will adversely affect our business are not feasible in all circumstances. If we were to lose any one of these or other critical sources, or there is as an industry-wide increase in demand for, or the discontinuation of, raw materials used in our products, it could be difficult for us, or we may be unable, to find an alternative supplier or raw material, in which case our operations could be adversely affected. We are also subject to risk from increasing or fluctuating market prices of certain raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such raw materials have from time to time become restricted, or general market factors and conditions have in the past affected and may in the future affect pricing of such commodities (such as inflation or supply chain constraints).
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
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recessionary or lower-growth environments, high interest rates, tightening credit markets, equity market volatility or other negative economic factors in the U.S. or other countries. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions could result in higher inventory levels and the possibility of resulting excess capacity charges from our contract manufacturers if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our contract manufacturers, suppliers and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our contract manufacturers, customers, suppliers and creditors and could cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if the current economic conditions continue to deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
Our ability to sell our products to a significant customer has been restricted.
In August 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. and certain of its affiliates (collectively, “Huawei”) to items produced domestically and abroad from certain U.S. technology, software, and equipment. The final rules prevent us from selling certain products subject to the Export Administration Regulations (“EAR”) to identified Huawei entities without a license issued by BIS. Further, even if there are products unaffected by the rule or for which we are able to obtain an export license, Huawei may not be able to source products from other suppliers due to the final rules, which could impact Huawei’s demand for our products. We are dependent upon our ability to obtain export licenses or use exceptions to export license requirements, from U.S. and other foreign regulatory agencies. There is no assurance that we will be issued these licenses, and failure to obtain such licenses could limit our ability to sell our products to Huawei and negatively impact our business, financial condition and operating results.

Based on internal review conducted in 2023, we determined that our products may be “subject to the EAR” and consequently restricted for export, reexport, and transfer if Huawei (and/or its listed affiliates) is a party to the transaction. As a result, we stopped all of our product shipments to Huawei, our historically largest networking customer in China in the beginning of calendar year 2024.

We have submitted voluntary disclosure to BIS regarding certain product shipments we made to Huawei following the adoption of the final rules. In August 2024, we received an administrative subpoena from BIS requesting the production of records in connection with our business with Huawei. We also received a related subpoena from the U.S. Department of Justice (“DOJ”) that also requested information regarding our business with Huawei. We have been and will continue cooperating with BIS and DOJ in responding to the subpoenas and their ongoing reviews. Any failure or alleged failure to comply with export controls laws and policies could have negative consequences, including significant legal costs, government investigations, penalties, denial of export privileges and debarment from participation in U.S. government contract, any of which could have a material adverse effect on our operations, reputation and financial condition.
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
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions. We are unable to predict the duration and scope of the restrictions enacted in May 2019 and thereafter. The U.S. government also added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. BIS has continued to add other China-based technology companies to the Entity List, including those tied to super computing and artificial intelligence, further expanding the scope of companies subject to trade and export restrictions. Any further trade restrictions that impede our ability to export or sell our products and services could materially adversely affect our business, results of operations, financial condition and cash flows.
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
If we do not anticipate technological shifts, market needs and opportunities, we may not be able to complete effectively and our ability to generate revenues will suffer.
If we are unable to anticipate future technological shifts, market needs, requirements or opportunities, or fail to develop and introduce new products, product enhancements, or business strategies to meet those requirements or opportunities in a timely manner or at all, it could cause us to lose customers, substantially decrease or delay market acceptance and sales of our products and services, and significantly harm our business, financial condition, and results of operations. In addition, if we invest in developing products for a market that does not develop, it could significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, any such products, enhancements or business strategies may not achieve market acceptance.
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
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:
•adverse social, political and economic conditions, such as inflation, high interest rates and risk of global or regional recession;
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
•political developments, geopolitical unrest or other conflicts in foreign nations, including Brexit, the Russia-Ukraine war, the ongoing conflicts in the Middle East and political developments in Hong Kong and Taiwan and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, changes in or delays in government budgeting processes, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.
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
Many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two, which was agreed to by more than 140 member jurisdictions in 2021 and adopted by European Union member states on December 12, 2022 to go into effect starting in 2024. Many countries have made changes to their tax laws to adopt certain parts of the OECD’s proposals. We do not believe Pillar Two has any material effect on us at this time and will continue to monitor legislative development relating to Pillar Two and OECD model rules. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.

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
For example, the COVID-19 pandemic and related countermeasures impacted the global economy and caused macroeconomic uncertainty. Governmental authorities around the globe implemented, and may, in the event of a future widespread health crisis, implement numerous and evolving measures in response to public health concerns. The implementation of health and safety practices by us or our suppliers, distributors or customers could impact customer demand, supplier deliveries, our productivity, and costs, which could have a material and adverse impact on our business, financial condition and results of operations.
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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, or acquisition or other processing of confidential or other information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, geopolitical tensions and conflicts, such as the Russia-Ukraine war and ongoing conflicts in the Middle East, may increase our risks of cyber-attacks. Further, as AI capabilities improve and become increasingly commonplace, we may see cyber attacks leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, a vulnerability could be introduced from the result of us and our third-party service providers incorporating output of an AI tool, such as AI generated source code, that includes a threat. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act (“CCPA”), and China’s Personal Information Protection Law, add to the complexity of our compliance obligations and increases our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.
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
Our future success depends upon our ability to recruit and retain the services of executive, engineering, manufacturing, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or salespeople specializing in the service provider, enterprise and commercial laser markets, is limited and competition for such individuals is intense. Competition is particularly intense in certain jurisdictions where we have research and development centers, including Silicon Valley, and for engineering talent generally. Also, the increase of remote work among employees in our industries has increased employee mobility and turnover, making it difficult for us to retain or hire employees. Further, to attract and retain top talent, we have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees. There can be no assurance that the programs, initiatives, rewards and recognition that are part of our people strategy will be successful in attracting and retaining the talent necessary to execute on our business plans. In addition, as a result of our past and any future acquisitions and related integration activities, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit, or motivate key management, engineering, technical and other personnel. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future, particularly during the integration of acquisitions, or delays in hiring required personnel and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products. Similarly, the failure to properly manage the necessary knowledge transfer required for employee transitions could impact our ability to maintain industry and innovation leadership. The loss of members of our management team or other key personnel could be disruptive to our business and, were it necessary, it could be difficult to replace such individuals. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our business, financial condition and results of operations may be harmed.

Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies and global events that may interfere with our ability to hire or retain workers who require visas or entry permits. For example, numerous U.S. Embassies suspended or delayed the processing of new visa applications for a period of time during the pandemic due to COVID-19 related concerns impacting embassy operations and staffing. Additional changes in immigration laws, regulations or procedures in jurisdictions in which we hire workers may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
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
We are also subject to laws and regulations to our collection and other processing of personal data of our employees, customers and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted a General Data Protection Regulation (“GDPR”) that became effective in May 2018, and has established new, and in some cases more stringent, requirements for data protection in Europe, and which provides for substantial penalties for noncompliance. Brazil passed the General Data Protection Law that became effective in August 2020 to regulate processing of personal data of individuals, which also provides for substantial penalties for noncompliance. Additionally, California has the CCPA, which went into effect on January 1, 2020. In November 2020, California passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA amends and augments the CCPA, including by expanding individuals’ rights and the obligations of businesses that handle personal data. Similar legislation has been proposed or adopted in several other states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects and impact of these or other laws and regulations relating to privacy and data protection are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to privacy and data protection continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those privacy and data protection legal requirements that apply to us now or in the future.

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
Following our entry into the First Supplemental Indenture, dated as of September 25, 2024, to the 2026 Indenture and our irrevocable settlement method elections made on September 25, 2024 with respect to the 2028 Notes and 2029 Notes, if the convertible notes are converted by holders, we are required to satisfy our conversion obligation with respect to the convertible notes by delivering cash equal to the principal amount of such converted convertible notes and cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. If we elect to deliver common stock upon conversion of the convertible notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the convertible notes may engage in short selling to hedge their position in the convertible notes. Anticipated future conversions of the convertible notes into shares of our common stock could depress the price of our common stock.
We do not expect to pay dividends on our common stock.
We do not currently expect to pay dividends on our common stock. The payment of any dividends to our stockholders in the future, and the timing and amount thereof, if any, is within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, potential debt service obligations or restrictive covenants, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deems relevant. As a result, the success of an investment in our common stock will depend entirely upon future appreciation in its value. There is no guarantee that our common stock will maintain its value or appreciate in value.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We did not have any repurchases of shares of our common stock during the three months ended September 28, 2024, as shown in the table below. (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximation Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
June 30, 2024 to July 27, 2024	—	$—	—	$569.6
July 28, 2024 to August 24, 2024	—	$—	—	$569.6
August 25, 2024 to September 28, 2024	—	$—	—	$569.6
Total	—	$—	—	$569.6
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

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
On August 22, 2024, Julie Johnson, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,058 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 22, 2025, or earlier if all transactions under the trading arrangement are completed.
On August 26, 2024, Vince Retort, our President, Industrial Tech and Chief Business Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 152,147 shares of our common stock. The actual number of shares sold under the trading arrangement will depend on achievement of performance targets applicable to the performance stock units (“PSUs”) subject to the trading arrangement and be net of shares withheld for taxes upon vesting and settlement of the PSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 29, 2025, or earlier if all transactions under the trading arrangement are completed.
On August 30, 2024, Wajid Ali, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 67,118 shares of our common stock. The actual number of shares sold under the trading arrangement will depend on achievement of performance targets applicable to the PSUs subject to the trading arrangement and be net of shares withheld for taxes upon vesting and settlement of the PSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 26, 2025, or earlier if all transactions under the trading arrangement are completed.
On May 20, 2024, Penny Herscher, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate up to 2,167 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 20, 2025, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1
First Supplemental Indenture, dated as of September 25, 2024, to the Indenture for the 2026 Notes dated December 12, 2019, by and between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association).
X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 28, 2024 and September 30, 2023; (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 28, 2024 and September 30, 2023; (iii) Condensed Consolidated Balance Sheets as of September 28, 2024 and June 29, 2024; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 28, 2024 and September 30, 2023; (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 28, 2024 and September 30, 2023, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	November 7, 2024	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer