Form 10-Q
period 2024-12-28
Lumentum Holdings Inc.
filed 2025-02-06
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2025, the Registrant had 69.2 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net revenue	$402.2	$366.8	$739.1	$684.4
Cost of sales	281.2	281.3	517.7	504.2
Amortization of acquired developed intangibles	21.4	21.5	43.9	39.5
Gross profit	99.6	64.0	177.5	140.7
Operating expenses:
Research and development	74.2	78.3	148.5	151.8
Selling, general and administrative	76.3	85.1	152.6	158.1
Restructuring and related charges	0.7	5.8	10.4	16.8
Total operating expenses	151.2	169.2	311.5	326.7
Loss from operations	(51.6)	(105.2)	(134.0)	(186.0)
Interest expense	(5.6)	(9.7)	(11.1)	(19.4)
Other income, net	14.9	13.4	23.6	34.6
Loss before income taxes	(42.3)	(101.5)	(121.5)	(170.8)
Income tax provision (benefit)	18.6	(2.4)	21.8	(3.8)
Net loss	$(60.9)	$(99.1)	$(143.3)	$(167.0)

Net loss per share:
Basic	$(0.88)	$(1.47)	$(2.09)	$(2.49)
Diluted	$(0.88)	$(1.47)	$(2.09)	$(2.49)

Shares used to compute net loss per share:
Basic	68.9	67.2	68.6	67.0
Diluted	68.9	67.2	68.6	67.0

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net loss	$(60.9)	$(99.1)	$(143.3)	$(167.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.3)	0.2	(0.3)	—
Net change in unrealized gain on available-for-sale securities	(1.1)	3.8	1.2	5.1
Other comprehensive income (loss), net of tax	(1.4)	4.0	0.9	5.1
Comprehensive loss, net of tax	$(62.3)	$(95.1)	$(142.4)	$(161.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 28, 2024	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$479.7	$436.7
Short-term investments	417.0	450.3
Accounts receivable, net	226.9	194.7
Inventories	402.3	398.4
Prepayments and other current assets	125.5	110.0
Total current assets	1,651.4	1,590.1
Property, plant and equipment, net	663.4	572.5
Operating lease right-of-use assets, net	32.9	72.8
Goodwill	1,060.9	1,055.8
Other intangible assets, net	534.9	617.5
Deferred tax asset	11.0	10.7
Other non-current assets	11.6	12.5
Total assets	$3,966.1	$3,931.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184.7	$126.3
Accrued payroll and related expenses	40.1	36.1
Accrued expenses	46.2	52.4
Current portion of long-term debt	9.8	—
Operating lease liabilities, current	11.2	13.4
Other current liabilities	54.9	41.1
Total current liabilities	346.9	269.3
Long-term debt	2,561.2	2,503.2
Operating lease liabilities, non-current	26.1	43.0
Deferred tax liability	45.4	55.7
Other non-current liabilities	114.2	103.4
Total liabilities	3,093.8	2,974.6
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 69.1 and 67.9 shares issued and outstanding as of December 28, 2024 and June 29, 2024, respectively	0.1	0.1
Additional paid-in capital	1,892.4	1,835.0
Accumulated deficit	(1,030.4)	(887.1)
Accumulated other comprehensive income	10.2	9.3
Total stockholders’ equity	872.3	957.3
Total liabilities and stockholders’ equity	$3,966.1	$3,931.9

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES:
Net loss	$(143.3)	$(167.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	52.9	55.4
Stock-based compensation	74.4	66.7
Amortization and write-off of acquired intangibles	82.6	66.6
Loss on sales and dispositions of property, plant and equipment	0.8	1.4
Amortization of debt discount and debt issuance costs	1.5	9.7
Amortization of inventory fair value adjustment in connection with acquisitions	—	3.4
Write-off of right-of-use assets	5.5	—
Other non-cash items	(8.6)	(8.5)
Changes in operating assets and liabilities:
Accounts receivable	(32.2)	18.7
Inventories	(5.0)	7.5
Operating lease right-of-use assets, net	2.4	(5.1)
Prepayments and other current and non-currents assets	(15.0)	6.3
Income taxes, net	28.5	(26.6)
Accounts payable	38.7	(51.1)
Accrued payroll and related expenses	4.0	5.1
Operating lease liabilities	(3.4)	6.7
Accrued expenses and other current and non-current liabilities	(19.9)	7.0
Net cash provided by (used in) operating activities	63.9	(3.8)
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(114.3)	(88.8)
Acquisition of businesses, net of cash acquired	—	(700.9)
Purchases of short-term investments	(190.4)	(184.3)
Proceeds from maturities and sales of short-term investments	226.7	599.7
Payments for acquisition of intangible assets	—	(3.0)
Proceeds from the sales of property, plant and equipment	0.2	0.2
Net cash used in investing activities	(77.8)	(377.1)
FINANCING ACTIVITIES:
Payment of withholding taxes related to net share settlement of restricted stock units	(23.8)	(16.1)
Proceeds from employee stock plans	8.1	7.3
Proceeds from term loans	76.5	—
Principal payments on term loans	(2.9)	—
Payment of acquisition related holdback	(1.0)	—
Net cash provided by (used in) financing activities	56.9	(8.8)
Increase (decrease) in cash and cash equivalents	43.0	(389.7)
Cash and cash equivalents at beginning of period	436.7	859.0
Cash and cash equivalents at end of period	$479.7	$469.3
Supplemental disclosure of cash flow information:
Cash paid (refund) for taxes, net	$(6.9)	$22.2
Cash paid for interest	9.5	9.9
Supplemental disclosure of non-cash investing and financing activities:
Unpaid intangible assets in accrued expenses	—	2.0
Share-based purchase price consideration in connection with the Cloud Light acquisition	—	23.5

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Right-of-use assets obtained in exchange for new operating lease liabilities	3.7	16.0
Net transfer of assets from property plant and equipment to assets held-for-sale	13.9	—
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 29, 2024	67.9	$0.1	$1,835.0	$(887.1)	$9.3	$957.3
Net loss	—	—	—	(82.4)	—	(82.4)
Other comprehensive income	—	—	—	—	2.3	2.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.3)	—	(16.0)	—	—	(16.0)
Exercise of stock options	0.1	—	0.9	—	—	0.9
Stock-based compensation	—	—	33.8	—	—	33.8
Balance as of September 28, 2024	68.6	$0.1	$1,853.7	$(969.5)	$11.6	$895.9
Net loss	—	—	—	(60.9)	—	(60.9)
Other comprehensive loss	—	—	—	—	(1.4)	(1.4)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(7.8)	—	—	(7.8)
Exercise of stock options	0.1	—	1.1	—	—	1.1
ESPP shares issued	0.2	—	6.1	—	—	6.1
Stock-based compensation	—	—	39.3	—	—	39.3
Balance as of December 28, 2024	69.1	$0.1	$1,892.4	$(1,030.4)	$10.2	$872.3

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
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2025 is a 52-week year ending on June 28, 2025, with the quarter ended December 28, 2024 being a 13-week quarterly period. Our fiscal 2024 was a 52-week year that ended on June 29, 2024, with the quarter ended December 30, 2023 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024. There were no significant changes to our accounting policies during the six months ended December 28, 2024.
Note 2. Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarify the requirements related to accounting for the settlement of a debt as an induced conversion. ASU 2024-04 is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for convertible debt instruments with cash conversion features and debt instruments that are not currently convertible. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We plan to adopt ASU 2024-04 in the first quarter of fiscal year 2026. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU 2024-04 in the first quarter of fiscal year 2027. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In March 2024, the FASB issued ASU 2024-02: Codification Improvements - Amendments to Remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.
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
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Numerator:
Net loss - basic and diluted	$(60.9)	$(99.1)	$(143.3)	$(167.0)

Denominator:
Weighted average common shares outstanding - basic and diluted	68.9	67.2	68.6	67.0

Net loss per share:
Basic	$(0.88)	$(1.47)	$(2.09)	$(2.49)
Diluted	$(0.88)	$(1.47)	$(2.09)	$(2.49)
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended December 28, 2024 include 4.4 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), 0.1 million shares issuable under the Employee Stock Purchase Plan (the “2015 Purchase Plan”), and 0.8 million shares outstanding related to stock options. In addition, the calculation of diluted net loss per share excludes the impact of our convertible notes under the if-converted method as we recognized net loss. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the six months ended December 28, 2024 include 0.5 million shares related to convertible notes, 4.6 million shares issuable under RSUs and PSUs, 0.1 million shares issuable under the 2015 Purchase Plan, and 0.9 million shares outstanding related to stock options. Refer to “Note 13. Equity.”
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended December 30, 2023 include 31.2 million shares related to convertible notes, 4.4 million shares issuable under RSUs and PSUs, and 0.2 million shares issuable under the 2015 Purchase Plan, and 1.1 million shares outstanding related to stock options. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the six months ended December 30, 2023 include 31.2 million shares related to convertible notes, 4.5 million shares issuable under RSUs and PSUs, 0.2 million shares issuable under the 2015 Purchase Plan, and 1.1 million shares outstanding related to stock options.
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
The cash consideration of $705.0 million, which was funded by the cash balances of Lumentum, includes $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations under the Merger Agreement and customary adjustment for working capital. Since the measurement period expired, any future adjustments will be included in our earnings. No amount of the escrow funds have been released as the parties have not mutually agreed upon the indemnification obligation and working capital adjustment.
We incurred a total of $9.6 million of acquisition-related costs in fiscal year 2024, of which $9.2 million was incurred during the six months ended December 30, 2023, representing professional and other direct acquisition costs, which are recorded as selling, general and administrative expense in the condensed consolidated statement of operations when incurred.

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
Due to the integration of the combined businesses, including our sales and customer service organizations, operations teams and manufacturing facilities, it is impracticable to determine Cloud Light’s contribution to our revenue and earnings for the three and six months ended December 28, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Pro Forma Information
The following supplemental pro forma information presents the combined results of operations for the three and six months ended December 28, 2024 and December 30, 2023, as if the acquisition was completed on July 3, 2022, the first day of the fiscal year 2023. The supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
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
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net revenue	$402.2	$386.5	$739.1	$773.1
Net loss	$(58.3)	$(96.3)	$(137.2)	$(159.9)

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 28, 2024:
Cash	$337.8	$—	$—	$337.8
Cash equivalents:
Money market funds	130.9	—	—	130.9
U.S. Treasury securities	11.0	—	—	11.0
Total cash and cash equivalents	$479.7	$—	$—	$479.7
Short-term investments:
Commercial paper	$13.2	$—	$—	$13.2
Corporate debt securities	241.5	0.3	(0.5)	241.3
U.S. Agency securities	49.5	—	(0.1)	49.4
U.S. Treasury securities	113.2	—	(0.1)	113.1
Total short-term investments	$417.4	$0.3	$(0.7)	$417.0

June 29, 2024:
Cash	$196.9	$—	$—	$196.9
Cash equivalents:
Commercial paper	15.9	—	—	15.9
Money market funds	223.9	—	—	223.9
Total cash and cash equivalents	$436.7	$—	$—	$436.7
Short-term investments:
Certificates of deposit	$0.8	$—	$—	$0.8
Commercial paper	12.6	—	—	12.6
Corporate debt securities	244.5	—	(0.6)	243.9
U.S. Agency securities	81.2	—	(0.3)	80.9
U.S. Treasury securities	112.6	—	(0.5)	112.1
Total short-term investments	$451.7	$—	$(1.4)	$450.3
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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended December 28, 2024 and December 30, 2023, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three and six months ended December 28, 2024, our other income, net was $14.9 million and $23.6 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $9.0 million and $18.4 million, respectively.
During the three and six months ended December 30, 2023, our other income, net was $13.4 million, and $34.6 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $17.1 million and $38.8 million, respectively.
As of December 28, 2024 and June 29, 2024, we recorded interest receivables of $6.4 million and $5.8 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented, as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for More Than 12 Months		Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 28, 2024:
U.S. Agency securities	$—	$—	$36.4	$(0.1)	$(0.1)
Commercial paper	—	—	7.1	—	—
Corporate debt securities	31.7	—	104.4	(0.5)	(0.5)
U.S. government bonds	58.6	—	28.0	(0.1)	(0.1)
Total	$90.3	$—	$175.9	$(0.7)	$(0.7)

June 29, 2024:
U.S. Agency securities	$62.3	$(0.3)	$12.6	$—	$(0.3)
Commercial paper	—	—	28.6	—	—
Corporate debt securities	133.7	(0.5)	90.6	(0.2)	(0.7)
U.S. government bonds	72.3	(0.4)	39.7	(0.1)	(0.5)
Total	$268.3	$(1.2)	$171.5	$(0.3)	$(1.5)
The following table classifies our short-term investments by remaining maturities (in millions):

	December 28, 2024		June 29, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$265.8	$265.9	$405.5	$404.1
Due in 1 year to 5 years	151.6	151.1	46.2	46.2
Total	$417.4	$417.0	$451.7	$450.3
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 28, 2024: (1)
Assets:
Cash equivalents:
Money market funds	$130.9	$—	$—	$130.9
U.S. Treasury securities	11.0	—	—	11.0
Short-term investments:
Commercial paper	—	13.2	—	13.2
Corporate debt securities	—	241.2	—	241.2
U.S. Agency securities	—	49.5	—	49.5
U.S. Treasury securities	113.1	—	—	113.1
Total assets	$255.0	$303.9	$—	$558.9
(1) Excludes $337.8 million in cash held in our bank accounts as of December 28, 2024.

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
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	December 28, 2024		June 29, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$599.9	$845.7	$599.4	$588.8
2028 Notes	857.1	833.5	856.6	680.2
2026 Notes	1,047.7	1,158.5	1,047.2	948.3
	$2,504.7	$2,837.7	$2,503.2	$2,217.3
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2024, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three and six months ended December 28, 2024.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of December 28, 2024 and June 29, 2024, the allowance for credit losses on our trade receivables was $0.5 million and $0.2 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	December 28, 2024	June 29, 2024
Raw materials and purchased parts	$208.5	$196.9
Work in process	121.5	101.6
Finished goods	72.3	99.9
Inventories	$402.3	$398.4
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	December 28, 2024	June 29, 2024
Land	$108.6	$75.2
Buildings and improvements	240.0	215.1
Machinery and equipment	793.3	772.1
Computer equipment and software	44.1	44.9
Furniture and fixtures	14.0	14.3
Leasehold improvements	44.6	47.5
Construction in progress	131.7	71.1
	1,376.3	1,240.2
Less: Accumulated depreciation	(712.9)	(667.7)
Property, plant and equipment, net	$663.4	$572.5
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
On December 17, 2024, the Company entered into an agreement to sell its assets in an entity in Shenzhen, China for 350 million Chinese Yuan Renminbi (or about $48 million). The assets consist primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $14.0 million, and were used by Cloud and Networking segment for manufacturing and research and development activities. As a result, the Company reclassified these assets to “Assets Held for Sale” in accordance with accounting standard ASC 360-10-45-9 and the amount is presented as prepayments and other current assets on the condensed consolidated balance sheets as of December 28, 2024. This reclassification was based on management’s decision to actively market the assets for sale and its expectation that the sale will be completed within one year. The sale is expected to be completed by the end of fiscal 2025, subject to customary approvals and closing conditions.
Assets held-for-sale are recorded initially at the lower of its carrying value or its estimated fair value, less estimated costs to sell. No impairment loss was recognized, as the fair value less cost to sell exceeded the carrying value. Upon designation as an asset held-for-sale, we discontinue recording depreciation expense on such assets. During the three months ended December 28, 2024, we incurred about $0.3 million of selling expenses, which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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
During the three and six months ended December 28, 2024, we recorded depreciation expense of $25.9 million and $52.9 million, respectively.
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	December 28, 2024	June 29, 2024
Operating lease right-of-use assets	$66.0	$112.3
Less: accumulated amortization	(33.1)	(39.5)
Operating lease right-of-use assets, net	$32.9	$72.8
In connection with our integration efforts to consolidate our sites, we recorded restructuring charges for various sites and reduced our operating lease right-of-use assets by $5.5 million during the six months ended December 28, 2024.
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
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	December 28, 2024	June 29, 2024
Restructuring accrual and related charges (1)	$1.5	$11.1
Warranty reserve (2)	12.8	13.2
Deferred revenue and customer deposits	0.7	0.6
Income tax payable (3)	33.1	13.2
Other current liabilities	6.8	3.0
Other current liabilities	$54.9	$41.1
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(3) Refer to “Note 12. Income Taxes.”
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	December 28, 2024	June 29, 2024
Asset retirement obligations	$7.0	$7.5
Pension and related accruals (1)	6.2	7.5
Unrecognized tax benefit	95.5	83.0
Other non-current liabilities	5.5	5.4
Other non-current liabilities	$114.2	$103.4
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $6.2 million as of December 28, 2024 represents $8.0 million of non-current portion of benefit obligation, offset by $1.8 million of funding for the pension plan in Switzerland. Pension and related accrual of $7.5 million as of June 29, 2024 relates to $8.6 million of non-current portion of benefit obligation, offset by $1.2 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary. During the three and six months ended December 28, 2024, our contribution expense to the 401(k) Plan in the United States was $0.4 million and $1.2 million, respectively. During the three and six months ended December 30, 2023, our contribution expense to the 401(k) Plan in the United States was $0.5 million and $1.4 million, respectively. Our contribution expense to all defined contribution plans outside the United States were $2.0 million and $3.8 million during the three and six months ended December 28, 2024, respectively. Our contribution expense to all defined contribution plans outside the United States were $1.8 million and $3.9 million during the three and six months ended December 30, 2023, respectively.
Note 8. Goodwill and Other Intangible Assets
Goodwill
In November 2023, we completed the acquisition of Cloud Light. We recognized goodwill of $365.8 million, which was allocated to the Cloud & Networking segment.
The following table presents goodwill by reportable segments as of December 28, 2024 and June 29, 2024 (in millions):

	Cloud & Networking	Industrial Tech	Total
Balances as of June 29, 2024	$1,044.6	$11.2	$1,055.8
Acquisition of Cloud Light (1)	5.1	—	5.1
Balances as of December 28, 2024	$1,049.7	$11.2	$1,060.9
(1) During the six months ended December 28, 2024, we adjusted the purchase price allocation and recorded a $5.1 million increase to goodwill. The primary adjustment to the opening balance sheet relates to income tax liabilities which were not known in previous periods.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2024, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three and six months ended December 28, 2024.

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
During the annual impairment testing performed in the fourth quarter of fiscal 2024, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three and six months ended December 28, 2024.
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
Refer to “Note 4. Business Combinations” for the acquisitions of Cloud Light.
The following tables present details of all of our intangible assets as of the periods presented (in millions, except for weighted average remaining amortization period):

December 28, 2024	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$818.1	$(518.8)	$299.3	4.5
Customer relationships	419.8	(198.0)	221.8	4.5
In-process research and development	13.6	—	13.6	n/a
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(2.8)	0.2	0.1
Total intangible assets	$1,268.5	$(733.6)	$534.9

June 29, 2024	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$818.1	$(473.0)	$345.1	4.8
Customer relationships	419.8	(169.4)	250.4	4.9
In-process research and development	15.5	—	15.5	n/a
Order backlog	14.0	(8.9)	5.1	0.4
Trade name and trademarks	3.0	(1.6)	1.4	0.6
Total intangible assets	$1,270.4	$(652.9)	$617.5

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Cost of sales	$21.4	$21.5	$43.9	$39.5
Research and development	0.4	0.4	0.8	0.7
Selling, general and administrative	17.2	15.7	36.0	26.4
Total amortization of intangibles	$39.0	$37.6	$80.7	$66.6
Based on the carrying amount of our acquired intangible assets except in-process research and development as of December 28, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2025	$68.6
2026	133.3
2027	121.0
2028	81.5
2029	51.8
Thereafter	65.1
Total future amortization	$521.3
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
The net proceeds from the sale of the 2029 Notes was $599.4 million, after deducting $4.3 million of net issuance costs. In addition, we incurred $0.8 million of professional fees directly related to this transaction. Concurrent with the issuance of the 2029 Notes, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 0.25% convertible senior notes due in 2024 and $125.0 million of the net proceeds to repurchase our common stock in privately negotiated transactions. We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment of our indebtedness, including any of our existing convertible notes, capital expenditures, working capital and potential acquisitions.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Prior to the close of business on the business day immediately preceding September 15, 2029, holders of the 2029 Notes may convert their 2029 Notes only under the following circumstances:
•during any fiscal quarter commencing after September 30, 2023 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price of the 2029 Notes, or $90.40, on each applicable trading day;
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
The entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of December 28, 2024 and June 29, 2024, measured at amortized cost.
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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. The entire 2028 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of December 28, 2024 and June 29, 2024, measured at amortized cost.
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due in 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association as successor in interest to U.S. Bank National Association, as trustee (as supplemented by the First Supplemental Indenture, dated as of September 25, 2024, the “2026 Indenture”). We used approximately $196.0 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan credit facility, and a portion of the net proceeds of the offering to purchase approximately $200.0 million of our common stock concurrently with the pricing of the offering in privately

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
negotiated transactions. The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was initially valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. The entire 2026 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of December 28, 2024 and June 29, 2024, measured at amortized cost.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Concurrent with the issuance of the 2029 Notes in June 2023, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes, which we accounted for as an extinguishment of liability. $13.5 million of the $132.8 million repurchase price was allocated to the conversion feature of the repurchased 2024 Notes, representing the fair value of the conversion feature at the date of the repurchase, and was recognized as a reduction of the stockholders’ equity. Additionally, since issuing the 2024 Notes, we converted a total of approximately $1.9 million of principal amount of the 2024 Notes, with less than $0.1 million of principle amount converted during the three and six months ended December 28, 2024.
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
Our convertible notes consisted of the following components as of the periods presented (in millions):

December 28, 2024	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(2.3)	(3.9)	(3.8)	(10.0)
Net carrying amount of the liability component	$1,047.7	$857.1	$599.9	$2,504.7

June 29, 2024	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(2.8)	(4.4)	(4.3)	(11.5)
Net carrying amount of the liability component	$1,047.2	$856.6	$599.4	$2,503.2
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
(3) If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, our 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Contractual interest expense	$4.6	$4.9	$9.3	$9.7
Amortization of the debt discount and debt issuance costs	0.8	4.8	1.5	9.7
Total interest expense	$5.4	$9.7	$10.8	$19.4
The future interest and principal payments related to our convertible notes are as follows as of December 28, 2024 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	Total
2025	$2.7	$2.2	$4.6	$9.5
2026	5.3	4.3	9.1	18.7
2027	1,052.5	4.3	9.1	1,065.9
2028	—	865.3	9.1	874.4
2029	—	—	617.1	617.1
Total payments	$1,060.5	$876.1	$649.0	$2,585.6

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
As of December 28, 2024, the Company has $39.2 million in principal amount outstanding, of which the short-term portion of $4.1 million is recorded as current liabilities while the long-term portion of $35.1 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of December 28, 2024, the Company has $27.1 million in principal amount outstanding, of which the short-term portion of $5.7 million is recorded as current liabilities while the long-term portion of $21.4 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss), net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 29, 2024	$9.8	$0.7	$(1.2)	$9.3
Other comprehensive gain, net	—	—	2.3	2.3
Ending balance as of September 28, 2024	$9.8	$0.7	$1.1	$11.6
Other comprehensive loss, net	(0.3)	—	(1.1)	(1.4)
Ending balance as of December 28, 2024	$9.5	$0.7	$—	$10.2

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
Other comprehensive gain (loss), net	(0.2)	—	1.3	1.1
Ending balance as of September 30, 2023	$10.2	$(0.4)	$(4.6)	$5.2
Other comprehensive gain, net	0.2	—	3.8	4.0
Ending balance as of December 30, 2023	$10.4	$(0.4)	$(0.8)	$9.2
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
(3) For the three and six months ended December 28, 2024, our unrealized loss on available-for-sale securities is presented net of tax of nil for both periods.
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
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Balance as of beginning of period	$6.3	$9.3	$11.1	$5.0
Charges	0.7	5.8	10.4	16.8
Payments and other adjustments	(5.5)	(4.9)	(20.0)	(11.6)
Balance as of end of period	$1.5	$10.2	$1.5	$10.2
During the three and six months ended December 28, 2024, we recorded restructuring and related charges of $0.7 million and $10.4 million, respectively mainly due to our integration efforts and cost reduction initiatives. Restructuring charges for the six months ended December 28, 2024 includes $6.2 million of asset write-offs primarily due to integration efforts to consolidate our sites, $3.0 million of charges related to the discontinuation of our in-house development of coherent Digital Signal Processors (“DSPs”) and Radio Frequency Integrated Circuits (“RFICs”) and the remaining restructuring charges due to company-wide cost reduction initiatives.
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
Note 12. Income Taxes
Our tax provision for interim periods has generally been determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. However, when a reliable estimate cannot be made, the actual tax or benefit applicable may be reported as a discrete item in the interim period. For the three and six months ended December 28, 2024, we concluded that the use of the discrete method was more appropriate than the annual effective tax rate method, because the estimated annual effective tax rate is not reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings. As a result, we have computed our tax provision using the discrete method as though the six-month period was the annual period.

We recorded a tax provision of $18.6 million and $21.8 million for the three and six months ended December 28, 2024, respectively. Our tax provision for the three months ended December 28, 2024 is primarily attributable to the income tax expense from pre-tax earnings, interest on uncertain tax positions and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions. Our tax provision for the six months ended December 28, 2024 is primarily attributable to the income tax expense from pre-tax earnings, interest on uncertain tax positions, foreign return to provision differences and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions.

We recorded a tax benefit of $2.4 million and $3.8 million for the three and six months ended December 30, 2023, respectively. Our tax benefit for the three months ended December 30, 2023 includes a discrete tax expense of $3.4 million, primarily related to a shortfall in connection with stock-based compensation vested during the quarter, interest on uncertain tax positions and currency re-measurements. Our tax benefit for the six months ended December 30, 2023 includes a discrete tax expense of $1.6 million, primarily related to a shortfall in connection with stock-based compensation vested during the quarter, foreign return to provision differences and interest on unrecognized tax positions, partially offset by the tax benefit from changes in prior year uncertain tax positions.
Our estimated effective tax rate for the three months ended December 28, 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation, and current year valuation allowance changes, partially offset by the income tax benefit from various income tax credits.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of December 28, 2024, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.
As of December 28, 2024, we had $95.5 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax examinations that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.7 million over the next 12 months.
Note 13. Equity
Description of Lumentum Stock-Based Compensation Plans
Equity Incentive Plan
On November 17, 2023, our stockholders approved amendments to the Amended and Restated Equity Incentive Plan (the “2015 Plan”) to increase the number of shares of common stock reserved for issuance by an additional 3.0 million shares. On November 20, 2024, our stockholders approved an amendment to the 2015 Plan to extend the expiration date of the 2015 Plan by one year until June 23, 2026.
As of December 28, 2024, we had 5.2 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest within four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally have vesting period of three years. As of December 28, 2024, 2.3 million shares of common stock under the 2015 Plan were available for grant.
Stock Options
In connection with the acquisition of Cloud Light, each of Cloud Light’s outstanding options was exchanged for a combination of cash and options to acquire Lumentum common stock having equivalent value (the “replacement options”) using an exchange ratio of 0.04375 according to the terms in the Merger Agreement. At the Cloud Light Closing Date, the replacement options consisted of 1.1 million options with a weighted average grant date fair value of $34.63. These replacement options have a total fair value of $38.9 million as of the Closing date, of which $23.5 million attributed to pre-acquisition service was recorded as part of purchase price consideration and the remaining $15.4 million will be recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the Cloud Light Closing Date. Refer to “Note 4. Business Combinations.”
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
During the six months ended December 28, 2024, our board of directors approved grants of 1.5 million RSUs, which primarily vest over three years.
Performance Stock Units
Performance stock units (“PSUs”) under the 2015 Plan are grants of shares of our common stock that vest upon the achievement of certain performance and service conditions. For PSUs with performance-based conditions, we begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. For PSUs with market-based conditions, the compensation expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied, provided the requisite service is rendered. Our PSUs are subject to risk of forfeiture until performance and service conditions are satisfied and generally vest within three years.
During the six months ended December 28, 2024, we granted 0.7 million PSUs with an aggregate grant date fair value of $39.8 million to executive and non-executive employees as part of our revised Annual Incentive Plan. These PSUs are subject to performance targets and service conditions, with a vesting period of one year. We also granted 0.4 million PSUs with an aggregate grant date fair value of $21.2 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets, certain non-financial performance measurements and the Company’s total shareholder return (or “TSR”) relative to a specified peer group, as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 300% in accordance with the terms established at the date of grant. Approximately 25% of the 0.4 million PSUs granted during the six months ended December 28, 2024 will vest based on the Company’s relative TSR. The Company estimated the grant date fair value of TSR awards using a Monte-Carlo simulation model, which was calculated at $70.57 per share.
Employee Stock Purchase Plan
Our 2015 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The 2015 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The 2015 Purchase Plan will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 0.5 million shares remained available for issuance as of December 28, 2024.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Cost of sales	$9.2	$9.0	$18.9	$15.0
Research and development	11.4	10.0	20.7	20.3
Selling, general and administrative	18.2	15.6	34.8	31.4
Total stock-based compensation	$38.8	$34.6	$74.4	$66.7
During the three and six months ended December 28, 2024, we recorded $12.2 million and $19.5 million of stock-based compensation related to PSUs, respectively. During the three months ended December 30, 2023, we recorded $0.2 million of net reversal of stock-based compensation related to PSUs due to decline in anticipated achievement of performance conditions. During the six months ended December 30, 2023, we recorded $4.5 million of stock-based compensation related to PSUs. For PSUs with performance-based conditions, the amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Income tax benefit associated with stock-based compensation	$4.7	$0.6	$6.1	$2.5
Approximately $13.1 million and $14.4 million of stock-based compensation was capitalized to inventory as of December 28, 2024 and June 29, 2024, respectively.
As of December 28, 2024, $149.1 million of stock-based compensation cost related to RSU awards remains to be amortized, which is expected to be recognized over an estimated amortization period of 2.1 years.
Stock Award Activity
The following table summarizes our award activities for the six months ended December 28, 2024 (in millions):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 29, 2024	1.1	$8.0	2.7	$62.5	0.9	$65.5
Granted	—	—	1.5	57.3	1.1	56.5
Vested/Exercised	(0.3)	7.8	(1.1)	64.8	(0.1)	79.8
Canceled	—	—	(0.2)	61.2	(0.4)	62.0
Balance as of December 28, 2024	0.8	$8.0	2.9	$58.9	1.5	$59.2
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 29, 2024	4.3
Granted	(2.6)
Canceled	0.6
Balance as of December 28, 2024	2.3
Employee Stock Purchase Plan Activity
The 2015 Purchase Plan expense for the three and six months ended December 28, 2024 was $1.0 million and $2.2 million, respectively. The 2015 Purchase Plan expense for the three and six months ended December 30, 2023 was $1.0 million and $2.2 million, respectively. The expense related to the 2015 Purchase Plan is recorded on a straight-line basis over the relevant subscription period.
During the six months ended December 28, 2024 and December 30, 2023, there were 0.2 million and 0.2 million shares issued to employees through the 2015 Purchase Plan, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Repurchase and Retirement of Common Stock
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the six months ended December 28, 2024 and December 30, 2023, we did not repurchase any shares of our common stock. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet and immediately retired all repurchased shares. As of December 28, 2024, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $620.1 million as of December 28, 2024 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Balance as of beginning of period	$13.2	$5.5	$13.2	$6.8
Warranties assumed in Cloud Light acquisition	—	5.2	0.8	5.2
Provision for warranty	2.0	0.8	4.4	1.0
Utilization of reserve, net	(2.4)	(1.4)	(5.6)	(2.9)
Balance as of end of period	$12.8	$10.1	$12.8	$10.1

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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of December 28, 2024, we have accrued $1.2 million with respect to settlement of certain non-ordinary course litigation matters.
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
We recorded the court approved settlement amount of $15.3 million as accrued expenses in our condensed consolidated balance sheet as of June 29, 2024, of which $7.5 million represents the amount to be reimbursed by insurance and was recorded as prepayments and other current assets. As of September 28, 2024, this litigation matter was settled and all amounts were paid.
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
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. As of December 28, 2024, we did not have any material indemnification claims that were probable or reasonably possible.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
semiconductor inspection and life-science applications.
Reportable Segments
The two operating segments, Cloud & Networking and Industrial Tech, also represent our two reportable segments. Our CODM allocates resources and evaluates segment performance based on segment revenue and segment profit. The following table summarizes segment profit and a reconciliation to the consolidated income (loss) before income taxes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net revenue:
Cloud & Networking	$339.2	$286.7	$621.5	$516.4
Industrial Tech	63.0	80.1	117.6	168.0
Net revenue	$402.2	$366.8	$739.1	$684.4
Segment profit (loss):
Cloud & Networking	$54.9	$29.1	$91.4	$53.0
Industrial Tech	3.9	12.7	6.1	28.0
Total segment profit	58.8	41.8	$97.5	81.0
Unallocated corporate items:
Selling, general and administrative (1)	(27.1)	(28.8)	(55.8)	(57.4)
Stock-based compensation	(38.8)	(34.6)	(74.4)	(66.7)
Amortization of acquired intangibles	(39.0)	(37.6)	(80.7)	(66.6)
Amortization of acquired inventory fair value adjustments	—	(3.4)	—	(3.4)
Acquisition related costs	—	(9.0)	—	(13.0)
Integration related costs	(3.1)	(11.6)	(6.5)	(22.9)
Restructuring and related charges	(0.7)	(5.8)	(10.4)	(16.8)
Abnormal excess capacity	—	(1.8)	—	(1.8)
Intangible asset write-off	—	—	(1.9)	—
Other charges, net	(1.7)	(14.4)	(1.8)	(18.4)
Interest expense	(5.6)	(9.7)	(11.1)	(19.4)
Other income, net (2)	14.9	13.4	23.6	34.6
Consolidated loss before income taxes	$(42.3)	$(101.5)	$(121.5)	$(170.8)
(1) We do not allocate certain selling, general and administrative expenses that are not directly attributable to our operating segments.
(2) Other income, net for the three months ended December 28, 2024 includes interest and investment income of $9.0 million, and foreign exchange and other gains, net of $5.9 million. Other income, net for the six months ended December 28, 2024 includes interest and investment income of $18.4 million, and foreign exchange and other gain, net of $5.2 million.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 28, 2024		December 30, 2023		December 28, 2024		December 30, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$77.6	19.3%	$103.0	28.1%	$143.0	19.3%	$144.1	21.0%
Mexico	37.4	9.3	31.4	8.6	71.3	9.6	55.1	8.1
Other Americas	4.2	1.0	0.8	0.2	7.1	1.0	2.0	0.3
Total Americas	$119.2	29.6%	$135.2	36.9%	$221.4	29.9%	$201.2	29.4%

Asia-Pacific:
Hong Kong	$100.5	25.0%	$65.7	17.9%	$189.2	25.6%	$130.6	19.1%
South Korea	6.8	1.7	20.8	5.7	15.6	2.1	45.8	6.7
Japan	18.4	4.5	25.9	7.1	35.3	4.8	51.3	7.5
Thailand	74.7	18.6	39.3	10.7	127.2	17.2	103.5	15.1
Other Asia-Pacific	41.8	10.4	49.5	13.4	79.0	10.7	89.0	13.0
Total Asia-Pacific	$242.2	60.2%	$201.2	54.8%	$446.3	60.4%	$420.2	61.4%

EMEA	$40.8	10.2%	$30.4	8.3%	$71.4	9.7%	$63.0	9.2%

Total net revenue	$402.2	100.0%	$366.8	100.0%	$739.1	100.0%	$684.4	100.0%
During the three months ended December 28, 2024, three customers individually accounted for 16%, 14% and 11% of our total revenue, respectively. During the six months ended December 28, 2024, three customers individually accounted for 15%, 13% and 10% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
During the three months ended December 30, 2023, three customers individually accounted for 19%, 13% and 11% of our total revenue, respectively. During the six months ended December 30, 2023, three customers individually accounted for 14%, 12% and 12% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
As of December 28, 2024, two customers individually accounted for 13% and 11% of gross accounts receivable, respectively. As of June 29, 2024, one customer individually accounted for 13% of gross accounts receivable. We had no other customers that represented 10% or greater of our gross accounts receivable.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	December 28, 2024	June 29, 2024
Property, plant and equipment, net
United States	$125.1	$131.0
Thailand	177.3	141.0
Japan	132.4	75.7
United Kingdom	92.3	83.8
China	72.4	85.7
Other countries	63.9	55.3
Total property, plant and equipment, net	$663.4	$572.5
We purchase a portion of our inventory from contract manufacturers that are located primarily in Thailand, Taiwan, and Malaysia. During the three and six months ended December 28, 2024, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 27% and 27% of the total net inventory purchases, respectively. During the three and six months ended December 30, 2023, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 33% and 43% of the total net inventory purchases, respectively.
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by segment and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue attributable to each of our two reportable segments (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 28, 2024		December 30, 2023		December 28, 2024		December 30, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Cloud & Networking	$339.2	84.3%	286.7	78.2%	$621.5	84.1%	$516.4	75.5%
Industrial Tech	63.0	15.7%	80.1	21.8%	117.6	15.9%	168.0	24.5%
Net revenue	$402.2	100.0%	$366.8	100.0%	$739.1	100.0%	$684.4	100.0%
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	December 28, 2024	June 29, 2024	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$226.9	$194.7	$32.2	16.5%
Deferred revenue and customer deposits	Other current liabilities	$0.7	$0.6	$0.1	16.7%

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17. Subsequent Event
On February 3, 2025, the Company announced that the Company’s board of directors (the “Board) had appointed Michael Hurlston as President and Chief Executive Officer (“CEO”) of the Company, effective February 7, 2025. Mr. Hurlston will succeed Alan Lowe, the Company’s President and CEO, who is stepping down and retiring as President and CEO effective as of the end of day February 6, 2025. Mr. Lowe will remain on the Board until the end of the Company’s fiscal year 2025 and will serve as an advisor to the Company until December 15, 2025. Mr. Hurlston has also been appointed to the Board effective as of February 7, 2025.

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
Supply Chain and Inventory Management
Our business and our customers’ businesses were negatively impacted by worldwide logistics and supply chain issues during the COVID-19 pandemic, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. Although the supply chain constraints started to improve in the latter half of fiscal 2023, we felt its ongoing effects in fiscal 2024, as described below, and these constraints or effects may impact our ability to supply our products to our customers and may reduce our revenue and profit margin if they reoccur. In addition, if our customers are unable to procure needed semiconductor components, their demand for our products will decrease. Due to the global supply chain constraints, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
In addition, in response to component shortages, certain of our customers accumulated inventory that they began managing down in fiscal year 2024 as supply conditions improved. Customers who had built up large inventories when supply chains were tight brought down inventories as supply chain constraints eased and in some cases these customers delayed projected shipments, which caused our revenue to decline and our margins have been adversely impacted as we have not able to fully recover costs, such as underutilized manufacturing capacity. However, we have recently seen signs of inventory normalization at network equipment manufacturers since the first fiscal quarter of 2025 and have seen continued improvement in the second fiscal quarter of 2025.
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
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 29, 2024 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three and six months ended December 28, 2024.
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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Segment net revenue:
Cloud & Networking	84.3%	78.2%	84.1%	75.5%
Industrial Tech	15.7	21.8	15.9	24.5
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	69.9	76.7	70.0	73.6
Amortization of acquired developed intangibles	5.3	5.9	6.0	5.8
Gross profit	24.8	17.4	24.0	20.6
Operating expenses:
Research and development	18.4	21.3	20.1	22.2
Selling, general and administrative	19.0	23.2	20.6	23.1
Restructuring and related charges	0.2	1.6	1.4	2.5
Total operating expenses	37.6	46.1	42.1	47.8
Loss from operations	(12.8)	(28.7)	(18.1)	(27.2)
Interest expense	(1.4)	(2.7)	(1.5)	(2.8)
Other income, net	3.7	3.7	3.2	5.0
Loss before income taxes	(10.5)	(27.7)	(16.4)	(25.0)
Income tax provision (benefit)	4.6	(0.7)	3.0	(0.6)
Net loss	(15.1)%	(27.0)%	(19.4)%	(24.4)%

Financial data for the three and six months ended December 28, 2024
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 28, 2024	December 30, 2023	Change	Percentage Change	December 28, 2024	December 30, 2023	Change	Percentage Change
Segment net revenue:
Cloud & Networking	$339.2	286.7	$52.5	18.3%	$621.5	$516.4	$105.1	20.4%
Industrial Tech	63.0	80.1	(17.1)	(21.3)%	117.6	168.0	(50.4)	(30.0)%
Net revenue	$402.2	$366.8	$35.4	9.7%	$739.1	$684.4	$54.7	8.0%

Gross profit	$99.6	$64.0	$35.6	55.6%	$177.5	$140.7	$36.8	26.2%
Gross margin	24.8%	17.4%			24.0%	20.6%

Research and development	$74.2	$78.3	$(4.1)	(5.2)%	$148.5	$151.8	$(3.3)	(2.2)%
Percentage of net revenue	18.4%	21.3%			20.1%	22.2%

Selling, general and administrative	$76.3	$85.1	$(8.8)	(10.3)%	$152.6	$158.1	$(5.5)	(3.5)%
Percentage of net revenue	19.0%	23.2%			20.6%	23.1%

Restructuring and related charges	$0.7	$5.8	$(5.1)	(87.9)%	$10.4	$16.8	$(6.4)	(38.1)%
Percentage of net revenue	0.2%	1.6%			1.4%	2.4%

Net Revenue
Net revenue increased by $35.4 million, or 9.7%, during the three months ended December 28, 2024 compared to the three months ended December 30, 2023, driven by a $52.5 million increase in Cloud & Networking revenue offset by a $17.1 million decrease in Industrial Tech revenue. The increase in Cloud & Networking net revenue is primarily due to higher revenue from cloud and AI/ML customers, which increased by $34.5 million. In addition, we recognized an increase in revenue of $30.1 million from network equipment manufacturers due to the start of market recovery and the related inventory normalization. This was partially offset by a reduction in shipments to a specific customer in China driven by U.S. trade restrictions. The decrease in Industrial Tech net revenue is primarily due to higher market competition in the consumer end-market for our imaging and sensing products.
Net revenue increased by $54.7 million, or 8.0%, during the six months ended December 28, 2024 compared to the six months ended December 30, 2023, driven by a $105.1 million increase in Cloud & Networking revenue offset by a $50.4 million decrease in Industrial Tech revenue. The increase in Cloud & Networking net revenue is primarily due to higher revenue from cloud and AI/ML customers, which increased by $111.0 million, inclusive of revenue from Cloud Light, which we acquired in the second quarter of fiscal 2024. In addition, we recognized an increase in revenue of $38.0 million from network equipment manufacturers due to the start of market recovery and the related inventory normalization. This was partially offset by a reduction in shipments to a specific customer in China driven by U.S. trade restrictions. The decrease in Industrial Tech net revenue is primarily due to higher market competition in the consumer end-market for our imaging and sensing products.
During the three months ended December 28, 2024, three customers individually accounted for 16%, 14% and 11% of our total revenue, respectively. During the six months ended December 28, 2024, three customers individually accounted for 15%, 13% and 10% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
During the three months ended December 30, 2023, three customers individually accounted for 19%, 13% and 11% of our total revenue, respectively. During the six months ended December 30, 2023, three customers individually accounted for 14%, 12% and 12% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 28, 2024		December 30, 2023		December 28, 2024		December 30, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$77.6	19.3%	$103.0	28.1%	$143.0	19.3%	$144.1	21.0%
Mexico	37.4	9.3	31.4	8.6	71.3	9.6	55.1	8.1
Other Americas	4.2	1.0	0.8	0.2	7.1	1.0	2.0	0.3
Total Americas	$119.2	29.6%	$135.2	36.9%	$221.4	29.9%	$201.2	29.4%

Asia-Pacific:
Hong Kong	$100.5	25.0%	$65.7	17.9%	$189.2	25.6%	$130.6	19.1%
South Korea	6.8	1.7	20.8	5.7	15.6	2.1	45.8	6.7
Japan	18.4	4.5	25.9	7.1	35.3	4.8	51.3	7.5
Thailand	74.7	18.6	39.3	10.7	127.2	17.2	103.5	15.1
Other Asia-Pacific	41.8	10.4	49.5	13.4	79.0	10.7	89.0	13.0
Total Asia-Pacific	$242.2	60.2%	$201.2	54.8%	$446.3	60.4%	$420.2	61.4%

EMEA	$40.8	10.2%	$30.4	8.3%	$71.4	9.7%	$63.0	9.2%

Total net revenue	$402.2	100.0%	$366.8	100.0%	$739.1	100.0%	$684.4	100.0%
For the three and six months ended December 28, 2024, net revenue from customers outside the United States, based on customer shipping location, represented 80.7% and 80.7% of net revenue, respectively.
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
Gross Margin
Gross margin for the three months ended December 28, 2024 increased to 24.8% from 17.4% for the three months ended December 30, 2023. The increase was driven by a $10.8 million reduction in excess and obsolete inventory charges during the three months ended December 28, 2024 primarily driven by the U.S. trade restrictions imposed during the three months ended December 30, 2023 whereby we were no longer able to sell certain products to one of our customers. In addition, costs incurred during the three months ended December 28, 2024 related to the acquisition of Cloud Light, including integration costs and amortization of inventory fair value adjustments decreased by $10.6 million compared to the prior period. Within our segments, our Cloud & Networking segment gross margin increased during the three months ended December 28, 2024 due to higher revenue and better factory utilization driven by increased production of products for sale to network equipment manufacturer customers, which positively impacted gross margin by approximately 1.5%. Industrial Tech segment gross margin decreased during the three months ended December 28, 2024 primarily due to lower sales of imaging and sensing products into consumer electronic customers, which negatively impacted our gross margin by approximately 1%.
Gross margin for the six months ended December 28, 2024 increased to 24.0% from 20.6% for the six months ended December 30, 2023. The increase was driven by a $19.2 million reduction in excess and obsolete inventory charges during the six months ended December 28, 2024 primarily driven by the U.S. trade restrictions imposed during the three months ended December 30, 2023 whereby we were no longer able to sell certain products to one of our customers. In addition, costs incurred during the six months ended December 28, 2024 related to the acquisition of Cloud Light, including integration costs and amortization of inventory fair value adjustments were $12.7 million lower compared to the prior year period. Our Cloud & Networking segment gross margin was approximately flat. Industrial Tech segment gross margin decrease during the six months ended December 28, 2024 primarily due to lower sales of imaging and sensing products to consumer electronics customers, which negatively impacted our gross margin by approximately 1%.
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
Segment Profit (Loss)
The following table summarizes segment profit (loss) for each of our operating segments for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Cloud & Networking	$54.9	29.1	$91.4	$53.0
Industrial Tech	3.9	12.7	6.1	28.0
Cloud & Networking segment profit increased by $25.8 million, or 88.7%, during the three months ended December 28, 2024 as compared to the three months ended December 30, 2023 primarily due to higher sales of our products to both cloud and AI/ML customers and to network equipment manufacturer customers. Industrial Tech segment profit decreased by $8.8 million, or 69.3%, during the three months ended December 28, 2024 as compared to the three months ended December 30, 2023 primarily due to lower revenue, mainly from sales of imaging and sensing products to consumer electronics customers.
Cloud & Networking segment profit increased by $38.4 million, or 72.5%, during the six months ended December 28, 2024 as compared to the six months ended December 30, 2023 primarily due to higher sales of our products to both cloud and AI/ML customers. Industrial Tech segment profit decreased by $21.9 million, or 78.2%, during the six months ended December 28, 2024 as compared to the six months ended December 30, 2023 primarily due to lower revenue, mainly from sales of imaging and sensing products.
Research and Development (“R&D”)
R&D expense decreased by $4.1 million, or 5.2% for the three months ended December 28, 2024 compared to the three months ended December 30, 2023, primarily due to $2.2 million of lower spending in software and computer supplies used for R&D purposes and lower payroll and other compensation related expenses due to lower headcount as a result of restructuring actions primarily due to the discontinuation of our in-house development of coherent DSPs and RFICs. This was partially offset by $1.7 million of higher depreciation expense.
R&D expense decreased by $3.3 million, or 2.2% for the six months ended December 28, 2024 compared to the six months ended December 30, 2023. The decrease in R&D expense for the six months ended December 30, 2023 was primarily driven by lower payroll and other compensation related expenses due to lower headcount as a result of restructuring actions primarily due to the discontinuation of our in-house development of coherent DSPs and RFICs. This was partially offset by $2.5 million of higher spending in software and computer supplies used for R&D purposes and lower funding from customers and $2.2 million of higher depreciation expense.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.

Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $8.8 million, or 10.3%, during the three months ended December 28, 2024 compared to the three months ended December 30, 2023. The decrease was driven by $9.2 million of lower acquisition costs and outside consultant costs as a result of business and system integrations efforts as well as a reduction in payroll related expenses as a result of restructuring actions in the prior periods. This was partially offset by a $2.6 million increase in stock-based compensation expense and $1.4 million of incremental amortization of intangible assets associated with the Cloud Light acquisition.
SG&A expense decreased by $5.5 million, or 3.5%, during the six months ended December 28, 2024 compared to the six months ended December 30, 2023. The decrease was primarily driven by $12.6 million of lower acquisition costs related to Cloud Light, which we acquired in second quarter of fiscal year 2024, as well as a reduction in payroll related expenses as a result of restructuring actions in the prior periods. This was partially offset by $9.6 million of incremental amortization of intangible assets associated with the Cloud Light acquisition and a $3.4 million increase in stock-based compensation expense.
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
During the three and six months ended December 28, 2024, we recorded restructuring and related charges of $0.7 million and $10.4 million, respectively mainly due to our integration efforts and cost reduction initiatives. Restructuring charges for the six months ended December 28, 2024 includes $6.2 million of asset write-offs primarily due to integration efforts to consolidate our sites, $3.0 million of charges related to the discontinuation of our in-house development of coherent DSPs and RFICs and the remaining restructuring charges due to company-wide cost reduction initiatives.
During the three and six months ended December 30, 2023, we recorded restructuring and related charges of $5.8 million and $16.8 million, respectively, primarily due to company-wide cost reduction initiatives, as well as our integration efforts as a result of the NeoPhotonics acquisition in August 2022.
Interest Expense
For the three months ended December 28, 2024 and December 30, 2023, we recorded interest expense of $5.6 million and $9.7 million, respectively. For the six months ended December 28, 2024 and December 30, 2023, we recorded interest expense of $11.1 million and $19.4 million, respectively. Interest expense is primarily driven by the amortization of the debt discount and issuance costs of our convertible notes. The decrease in interest expense for the three and six months ended December 28, 2024 is mainly due to the repayment of our 2024 Notes (as defined below) upon maturity in March 2024.
Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Foreign exchange and other gains (losses), net	$5.9	$(3.7)	$5.2	$(4.2)
Interest and investment income, net	9.0	17.1	18.4	38.8
Total other income, net	$14.9	$13.4	$23.6	$34.6

Other income, net for the three months ended December 28, 2024 increased by $1.5 million compared to the three months ended December 30, 2023 due to the decrease of foreign exchange losses of $9.6 million mainly driven by the Japan term loans denominated in Japanese Yen, which weakened relative to the U.S. dollar during the three months ended December 28, 2024 partially offset by a decrease of $8.1 million in interest and investment income driven by lower short term investment balances, as we used cash to purchase Cloud Light as well as the repayment of the 2024 Notes in March 2024.
Other income, net for the six months ended December 28, 2024 decreased by $11.0 million from the six months ended December 30, 2023 due to $20.4 million of decrease in interest and investment income driven by lower short term investment balances, as we used cash to purchase Cloud Light as well as the repayment of the 2024 Notes in March 2024, offset by a decrease in foreign exchange losses of $9.4 million mainly driven by the Japan term loans denominated in Japanese Yen, which weakened relative to the U.S. dollar during the six months ended December 30, 2023.
Provision (Benefit) for Income Taxes
The following table summarizes provision (benefit) for income taxes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Income tax provision (benefit)	$18.6	$(2.4)	$21.8	$(3.8)
We recorded a tax provision of $18.6 million and $21.8 million for the three and six months ended December 28, 2024, respectively. Our tax provision for the three months ended December 28, 2024 is primarily attributable to the income tax expense from pre-tax earnings, interest on uncertain tax positions and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions. Our tax provision for the six months ended December 28, 2024 is primarily attributable to the income tax expense from pre-tax earnings, interest on uncertain tax positions, foreign return to provision differences and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions.

We recorded a tax benefit of $2.4 million and $3.8 million for the three and six months ended December 30, 2023, respectively. Our tax benefit for the three months ended December 30, 2023 includes a discrete tax expense of $3.4 million, primarily related to a shortfall in connection with stock-based compensation vested during the quarter, interest on uncertain tax positions and currency re-measurements. Our tax benefit for the six months ended December 30, 2023 includes a discrete tax expense of $1.6 million, primarily related to a shortfall in connection with stock-based compensation vested during the quarter, foreign return to provision differences and interest on unrecognized tax positions, partially offset by the tax benefit from changes in prior year uncertain tax positions.
Our estimated effective tax rate for the three months ended December 28, 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation, and current year valuation allowance changes, partially offset by the income tax benefit from various income tax credits.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of December 28, 2024, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.
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

Financial Condition
Liquidity and Capital Resources
As of December 28, 2024 and June 29, 2024, our cash and cash equivalents were $479.7 million and $436.7 million, respectively. As of December 28, 2024 and June 29, 2024, our short-term investments of $417.0 million and $450.3 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy provide for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of December 28, 2024 and June 29, 2024 was $343.9 million and $306.9 million, respectively, which was primarily held by entities incorporated in the United Kingdom, the British Virgin Islands, Japan, Hong Kong, China, Switzerland, the Cayman Islands, Thailand and Brazil. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
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
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of December 28, 2024 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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
•acquisitions or strategic transactions, in particular the Cloud Light acquisition;
•the settlement of any conversion or redemption of our convertible notes in cash;
•the timing of settlement or other resolution of legal contingencies; and
•common stock repurchases under the share buyback program.
Contractual Obligations
The following table summarizes our contractual obligations as of December 28, 2024, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments Due
	Total	Less Than 1 Year	More Than 1 Year
Contractual Obligations
Asset retirement obligations	$7.0	$—	$7.0
Operating lease liabilities, including imputed interest (1)	40.2	12.7	27.5
Pension plan contributions (2)	1.6	1.6	—
Purchase obligations (3)	620.1	578.1	42.0
Term loans - principal (5)	66.3	9.8	56.5
Term loans - interest (5)	1.9	0.6	1.3
Convertible notes - principal (4)	2,514.7	—	2,514.7
Convertible notes - interest (4)	70.9	18.7	52.2
Total	$3,322.7	$621.5	$2,701.2
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of December 28, 2024, we expect to receive sublease income of approximately $2.6 million over the sublease periods.
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
Indebtedness
As of December 28, 2024, the net carrying amount of our 2029 Notes of $599.9 million (principal balance of $603.7 million maturing in 2029) is presented in non-current liabilities. If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, our 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
As of December 28, 2024, the net carrying amount of our 2028 Notes of $857.1 million (which have an aggregate principal amount of $861.0 million outstanding that matures in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of December 28, 2024, the net carrying amount of our 2026 Notes of $1,047.7 million (which have an aggregate principal amount of $1,050.0 million outstanding that matures in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of December 28, 2024, the Company has $39.2 million in principal amount outstanding on our SMBC term loan, of which the short-term portion of $4.1 million is recorded as current liabilities while the long-term portion of $35.1 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
As of December 28, 2024, the Company has $27.1 million in principal amount outstanding on our Mizuho term loan, of which the short-term portion of $5.7 million is recorded as current liabilities while the long-term portion of $21.4 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the six months ended December 28, 2024, we did not repurchase any shares of our common stock. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately. As of December 28, 2024, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on the valuation of market conditions and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Unrecognized Tax Benefits
As of December 28, 2024 and June 29, 2024, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $95.5 million and $83.0 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.

Cash Flows
Our balance of cash and cash equivalents increased by $43.0 million from $436.7 million as of June 29, 2024 to $479.7 million as of December 28, 2024. The increase in cash and cash equivalents during the six months ended December 28, 2024 was due to cash from operating activities of $63.9 million and cash from financing activities of $56.9 million, offset by cash used in investing activities of $77.8 million.
Operating Cash Flow
Cash from operating activities was $63.9 million during the six months ended December 28, 2024, which reflects a net loss of $143.3 million, offset by non-cash items of $209.1 million and changes in operating assets and liabilities of $1.9 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $38.7 million primarily due to higher inventory purchases and capital expenditures and an increase in income tax liabilities of $28.5 million primarily due to income tax provision for the six months ended December 28, 2024, offset by an increase of $15.0 million in prepayments and other current and non-current assets related mainly to value-added-tax receivables driven by higher recent capital expenditures and inventory purchases, and a decrease of $19.9 million in accrued expenses and other current and non-current liabilities primarily due to payment of the net settlement amount of the Oclaro merger litigation.
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
Investing Cash Flow
Cash used in investing activities of $77.8 million during the six months ended December 28, 2024 was attributable to capital expenditures of $114.3 million, offset by net proceeds from sales or maturities of short-term investments of $36.3 million and proceeds from sales of property and equipment of $0.2 million.
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
Financing Cash Flow
Cash from financing activities of $56.9 million during the six months ended December 28, 2024 was attributable to $76.5 million of proceeds from SMBC and Mizuho term loans and $8.1 million of proceeds from employee stock plans, offset by tax payments related to net share settlement of restricted stock of $23.8 million, payment for an intangible asset acquisition holdback of $1.0 million and $2.9 million of principal payments on term loans.
Cash used in financing activities of $8.8 million during the six months ended December 30, 2023 was attributable to tax payments related to net share settlement of restricted stock of $16.1 million, offset by $7.3 million of proceeds from employee stock plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange gain of $5.9 million and $5.2 million in the condensed consolidated statements of operations for the three and six months ended December 28, 2024, respectively.
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
We issued the 2029 Notes in June 2023, the 2028 Notes in March 2022 and the 2026 Notes in December 2019. As of December 28, 2024, the aggregate principal amount of the 2029 Notes, 2028 Notes and 2026 Notes is $603.7 million, $861.0 million, $1,050.0 million, respectively, and bear interest at a rate of 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2029 Notes, 2028 Notes and 2026 Notes will mature on December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes.
Interest Rate Fluctuation Risk
As of December 28, 2024, we had cash, cash equivalents, and short-term investments of $896.7 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of December 28, 2024, the weighted-average life of our investment portfolio was approximately six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 28, 2024, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.7 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.4 million.
Bank Liquidity Risk
As of December 28, 2024, we had approximately $337.8 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 28, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•our strategic transactions and implementation strategy for our acquisitions, including the Cloud Light acquisition;
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

Adverse changes to and uncertainty in the global economy has affected industries in which our customers operate and has resulted in decreases in the rate of demand, consumption or use of certain of our customers’ products which, in turn, has resulted in, and may continue to result in decreased demand for our products, revenue fluctuations, increased price competition for our products, and increased the risk of excess and obsolete inventories as well as higher overhead costs as a percentage of revenue. Additionally, customers who had built up large inventories when supply chains were tight brought down inventories as supply constraints eased and in some cases these customers delayed projected shipments, which previously harmed our revenue and profitability. While conditions have continued to stabilize, future losses or delays may further harm our results of operations. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions have led and may continue to lead to increased costs and have harmed and may continue to harm our ability to meet customer demand, adversely affecting our revenue and profitability. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, our prospects for growth may be negatively impacted, and we may experience material and adverse impacts on our business, operating results, and financial condition.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Alternative sources to mitigate the risk that the failure of any sole supplier will adversely affect our business are not feasible in all circumstances. If we were to lose any one of these or other critical sources, or if there is as an industry-wide increase in demand for, or the discontinuation of, raw materials used in our products, it could be difficult for us, or we may be unable, to find an alternative supplier or raw material, in which case our operations could be adversely affected. We are also subject to risk from increasing or fluctuating market prices of certain raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such raw materials have from time to time become restricted, or general market factors and conditions have in the past affected and may in the future affect pricing of such commodities (such as inflation or supply chain constraints).
Specific concerns we periodically encounter with our sole suppliers or limited number of suppliers include receipt of defective parts or contaminated materials, stoppages or delays of supply, insufficient resources to supply our requirements, substitution of more expensive or less reliable materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Furthermore, supply chain disruptions and labor market constraints have created heightened risk that sole suppliers or limited number of suppliers may be unable to meet their obligations to us. Difficulties in obtaining the materials, or services used in the conduct of our business or additional fees or higher prices to do so, have adversely affected our revenue and results of operations, and further challenges or decisions to seek alternate suppliers to secure supply in order to meet demand would increase our costs and reduce our profitability.
Our financial results may be adversely affected due to changes in product demand impacted by recessions, increases in interest rates, stagflation and other economic conditions.
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, recessionary or lower-growth environments, high interest rates, tightening credit markets, equity market volatility or other negative economic factors in the U.S. or other countries. For example, under these conditions or expectation of such conditions, our customers in the past have canceled orders, delayed purchasing decisions or reduced their use of our services. In addition, adverse economic conditions have in the past, and could in the future, result in higher inventory levels and the possibility of resulting excess capacity charges from our contract manufacturers if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our contract manufacturers, suppliers and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our contract manufacturers, customers, suppliers and creditors and could cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if economic conditions deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
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

Based on internal review conducted in 2023, we determined that our products may be “subject to the EAR” and consequently restricted for export, reexport, and transfer if Huawei (and/or its listed affiliates) is a party to the transaction. As a result, we stopped all of our product shipments to Huawei, historically our largest networking customer in China, in the beginning of calendar year 2024.

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
Under the current regulatory regime, our business with Huawei was significantly more limited than it was in the past, and is now completely restricted. For example, since the beginning of 2024, we have been unable to supply any products and are currently unable to work with Huawei on future product developments, and expect this to continue while Huawei remains on the Entity List, which has negatively impacted our revenue from Huawei and has negatively impacted our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves.
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
We also manufactured customized products for Huawei, and due to such customizations, we have been unable to sell certain finished goods inventory to alternative customers and we may be unable to utilize such manufacturing capabilities for products for alternative customers. In addition, we sold various non-customized products to Huawei in which Huawei represents a significant portion of the related products’ demand. We have taken charges for common components which became excess as a result of the inability to sell to Huawei. Additional charges may also occur with respect to customized products that we manufacture for other customers in the event that such customers were to be added to the Entity List or otherwise if our ability to sell to such customers were restricted. We believe this trade and export uncertainty has caused and may in the future cause delays or cancellations, which could adversely affect our business, financial conditions and operating results.
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
Disruptions in access to bank deposits or lending commitments due to bank failures could materially and adversely affect our liquidity, our business and financial condition. The failure of any bank or financial institution in which we deposit our funds or assets could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.
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
Due to increased demand across a range of industries, our business and customers’ businesses have experienced and could experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages. These supply constraints have adversely affected and could further affect availability, lead-times and cost of components, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. These challenges have resulted in extended lead-times to our customers or accelerated ordering for certain of our products that resulted in inventory backlog that was subsequently managed down, resulting in reduced ordering. Ordering patterns may be difficult to predict and we have experienced and may continue to experience negative impacts to our revenue and profitability as well as our ability to achieve our forecasts.
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
The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions and enhancements, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business and we expect that these historical trends will continue. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. In addition, the markets in which our customers compete experience rapid changes in technology, customer requirements, competitive products, and industry standards, which may impact the demand for our products or products that we are developing. For example, markets driven by AI/ML technology are changing rapidly and therefore, the demand for our products that address these markets may change and is difficult to predict. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs. Future demand for our products is uncertain and will primarily depend on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline which could adversely impact our business, results of operations and financial condition.
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
•changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries or increase the cost to do so, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (See Risk Factor entitled “Our ability to sell our products to a significant customer has been restricted”); the restrictions in China on the export of gallium and germanium; and increased tariffs on various products that have been proposed and implemented by the U.S. government, including tariffs proposed by the new U.S. presidential administration, and other non-U.S. governments;
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
•political developments, geopolitical unrest or other conflicts in foreign nations, including Brexit, the Russia-

Ukraine war, the ongoing conflicts in the Middle East and political developments in Hong Kong and Taiwan and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, changes in or delays in government budgeting processes, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.
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

Our manufacturing operations and those of our contract manufacturers may be affected by natural disasters such as earthquakes, typhoons, tsunamis, fires and widespread health crises, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past one of our former contract manufacturers experienced a labor strike which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. We are heavily dependent on a small number of manufacturing sites. Our business and operations would be severely impacted by any significant business disruptions for which we may not receive adequate recovery from insurance. There is also an increased focus on corporate social and environmental responsibility in our industry. As a result, a number of our customers may adopt policies that include social and environmental responsibility provisions that their suppliers should comply with. These provisions may be difficult and expensive to comply with, given the complexity of our supply chain. We may be unable to cause our suppliers or contract manufacturers to comply with these provisions which may adversely affect our relationships with customers.
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
Regulatory activity, such as tariffs, export controls, and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to customers in China, which has in the past and may continue to harm our results of operations and financial condition. Since the beginning of 2018, there has been rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding instituting tariffs against foreign imports of certain materials. More specifically, since 2018, the United States and China applied or proposed to apply tariffs to certain of each other’s exports, and we expect these actions to continue for the foreseeable future. Adverse regulatory activity, such as export controls, economic sanctions and the institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from another (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States has recently announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers.” In May 2023, the Cyberspace Administration of China banned the sale of Micron's products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Furthermore, imposition of tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the demand for, or sales of our products to customers located in China or other customers selling to Chinese end users or increase the cost for our products, which would directly impact our business and results of operations.
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
•unexpected expenses for cost of litigation or other legal proceedings related to the acquisition or the acquired company;
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”) and the CHIPS and Science Act of 2022. These laws introduce new tax provisions and provide for various incentives and tax credits. The IRA applies to tax years beginning after December 31, 2022 and introduces a 15% corporate alternative minimum tax and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations. While we are not currently expecting a material impact to our provision for income taxes by the 15% corporate alternative minimum tax under the IRA, if we become subject to this tax in the future, our financial results, including our earnings and cash flow, could be materially affected.
The Organization for Economic Cooperation and Development (the “OECD”) has proposed changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two. Many countries, including European Union member states have adopted or are considering adopting legislation to enact these proposals. We do not believe Pillar Two has any material effect on us at this time and will continue to monitor legislative development relating to Pillar Two and OECD model rules. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.

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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, or acquisition or other processing of confidential or other information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, geopolitical tensions and conflicts, such as the Russia-Ukraine war and ongoing conflicts in the Middle East, may increase our risks of cyber-attacks. Further, as AI capabilities improve and become increasingly commonplace, we may see cyber-attacks leveraging AI technology. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, a vulnerability could be introduced from the result of us and our third-party service providers incorporating output of an AI tool, such as AI generated source code, that includes a threat. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering attacks and other cyber-attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and China’s Personal Information Protection Law, add to the complexity of our compliance obligations and increases our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.

Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these or other types of attacks, errors or acts or omissions. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party service providers could result in disruptions to our operations and loss or unavailability of, or unauthorized access or damage to, inappropriate access to, or use, disclosure or other processing of confidential information and other information maintained or otherwise processed by us on our behalf. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft or misappropriation of our intellectual property and trade secrets, result in claims, investigations, and other proceedings by or before regulators, and claims, demands and litigation, legal obligations or liability, affect our relationships with our customers, require us to bear significant remediation and other costs and ultimately harm our business, financial condition and operating results. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by disruptions or security breaches or incidents. Our costs incurred in efforts to prevent, detect, alleviate or otherwise address cybersecurity or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and such efforts may not be successful. All of these costs, expenses, liability and other matters may not be covered adequately by insurance and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.
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
In many of the jurisdictions in which we operate, government bodies are increasingly enacting legislation and regulations in response to potential impacts of climate change. These laws and regulations are mandatory in some cases, and have the potential to impact our operations directly or indirectly as a result of required compliance by our customers or supply chain. Inconsistency of regulations may also affect the costs of compliance with such laws and regulations. Assessments of the potential impact of future climate change legislation, regulation, and international treaties and accords are uncertain, given the wide scope of potential regulatory change in countries in which we operate.
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
We are subject to laws and regulations worldwide including with respect to environmental, securities, and privacy data protection and cybersecurity matters, compliance with which could increase our expenses and harm our operating results.
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
We are also subject to laws and regulations to our collection, use, protection and other processing of personal data of our employees, customers and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted the GDPR, which became effective in May 2018, establishing stringent requirements for data protection in Europe and providing for substantial penalties for noncompliance. Brazil passed the General Data Protection Law, which became effective in August 2020, to regulate processing of personal data of individuals. It also provides for substantial penalties for noncompliance. Additionally, California has the CCPA, which went into effect on January 1, 2020, and which was amended and supplemented by California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. Other legislation relating to privacy, data protection and cybersecurity has been proposed or adopted in several other states, including the enactment of legislation similar to the CCPA and CPRA enacted in numerous states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects and impact of these or other laws and regulations relating to privacy, data protection and cybersecurity are potentially significant and may require us to modify practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to privacy, data protection and cybersecurity continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those legal requirements relating to privacy, data protection and cybersecurity that apply to us now or in the future.
Further, the United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation referred to as the UK GDPR, which provides for substantial penalties, similar to the GDPR. Aspects of United Kingdom data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to data transfers between the United Kingdom and other jurisdictions. The United Kingdom government has proposed legislation that, if adopted, would cause United Kingdom data protection laws and regulations to deviate from the GDPR. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding data transfers. We may find it necessary to make further changes to our handling of personal data of residents of the European Economic Area, Switzerland and the United Kingdom, each of which may require us to incur significant costs and expenses.
New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States, the European Union, and China there are various current and proposed regulatory frameworks relating to the development and use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations.
Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements, or other actual or asserted obligations relating to privacy, data protection or cybersecurity could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries, subpoenas, investigations and other legal proceedings, legal claims, demands and litigation and other obligations and liabilities. Furthermore, the legal and regulatory requirements that are applicable to our business are subject to change from time-to-time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance or for this to be alleged to have occurred. Additionally, we may be required to ensure that our suppliers comply with applicable laws and regulations. If we or our suppliers fail or are perceived to fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock
Our stock price may be volatile and may decline regardless of our operating performance.
Our common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “LITE.” The market price of our common stock has fluctuated in the past and may fluctuate significantly due to a number of factors, some of which may be beyond our control and may often be unrelated or disproportionate to our operating performance. These include:
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
•pandemics and similar major health concerns;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We did not have any repurchases of shares of our common stock during the three months ended December 28, 2024, as shown in the table below. (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximation Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
September 29, 2024 to October 26, 2024	—	$—	—	$569.6
October 27, 2024 to November 23, 2024	—	$—	—	$569.6
November 24, 2024 to December 28, 2024	—	$—	—	$569.6
Total	—	$—	—	$569.6
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

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
On November 20, 2024, Alan Lowe, our President and Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 120,000 shares of our common stock. The actual number of shares sold under the trading arrangement will depend on achievement of performance targets applicable to the performance stock units (“PSUs”) subject to the trading arrangement and be net of shares withheld for taxes upon vesting and settlement of the PSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 19, 2026, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	2015 Equity Incentive Plan, as Amended and Restated November 20, 2024.	8-K	001-36861	10.1	11/22/2024
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 28, 2024 and December 30, 2023; (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 28, 2024 and December 30, 2023; (iii) Condensed Consolidated Balance Sheets as of December 28, 2024 and June 29, 2024; (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 28, 2024 and December 30, 2023; (v) Condensed Consolidated Statements of Cash Flows for the six months ended December 28, 2024 and December 30, 2023, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	February 6, 2025	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer