Form 10-Q
period 2025-03-29
Lumentum Holdings Inc.
filed 2025-05-07
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2025, the Registrant had 69.4 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net revenue	$425.2	$366.5	$1,164.3	$1,050.9
Cost of sales	283.7	284.7	801.4	788.9
Amortization of acquired developed intangibles	19.0	22.3	62.9	61.8
Gross profit	122.5	59.5	300.0	200.2
Operating expenses:
Research and development	75.9	77.2	224.4	229.0
Selling, general and administrative	112.0	77.7	264.6	235.8
Restructuring and related charges	7.2	19.2	17.6	36.0
Gain on sale of facility	(34.9)	—	(34.9)	—
Total operating expenses	160.2	174.1	471.7	500.8
Loss from operations	(37.7)	(114.6)	(171.7)	(300.6)
Interest expense	(5.7)	(9.0)	(16.8)	(28.4)
Other income, net	4.2	16.2	27.8	50.8
Loss before income taxes	(39.2)	(107.4)	(160.7)	(278.2)
Income tax provision	4.9	19.6	26.7	15.8
Net loss	$(44.1)	$(127.0)	$(187.4)	$(294.0)

Net loss per share:
Basic	$(0.64)	$(1.88)	$(2.72)	$(4.38)
Diluted	$(0.64)	$(1.88)	$(2.72)	$(4.38)

Shares used to compute net loss per share:
Basic	69.3	67.5	68.8	67.1
Diluted	69.3	67.5	68.8	67.1

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net loss	$(44.1)	$(127.0)	$(187.4)	$(294.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.3	(0.1)	—	(0.1)
Net change in unrealized gain on available-for-sale securities	0.6	(0.3)	1.8	4.8
Other comprehensive income (loss), net of tax	0.9	(0.4)	1.8	4.7
Comprehensive loss, net of tax	$(43.2)	$(127.4)	$(185.6)	$(289.3)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 29, 2025	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$516.4	$436.7
Short-term investments	350.3	450.3
Accounts receivable, net	255.7	194.7
Inventories	422.9	398.4
Prepayments and other current assets	122.0	110.0
Total current assets	1,667.3	1,590.1
Property, plant and equipment, net	693.3	572.5
Operating lease right-of-use assets, net	32.2	72.8
Goodwill	1,060.9	1,055.8
Other intangible assets, net	499.8	617.5
Deferred tax asset	12.7	10.7
Other non-current assets	8.8	12.5
Total assets	$3,975.0	$3,931.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195.2	$126.3
Accrued payroll and related expenses	42.8	36.1
Accrued expenses	43.5	52.4
Current portion of long-term debt	10.3	—
Operating lease liabilities, current	11.3	13.4
Other current liabilities	49.9	41.1
Total current liabilities	353.0	269.3
Long-term debt	2,562.4	2,503.2
Operating lease liabilities, non-current	25.8	43.0
Deferred tax liability	39.4	55.7
Other non-current liabilities	114.9	103.4
Total liabilities	3,095.5	2,974.6
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 69.4 and 67.9 shares issued and outstanding as of March 29, 2025 and June 29, 2024, respectively	0.1	0.1
Additional paid-in capital	1,942.8	1,835.0
Accumulated deficit	(1,074.5)	(887.1)
Accumulated other comprehensive income	11.1	9.3
Total stockholders’ equity	879.5	957.3
Total liabilities and stockholders’ equity	$3,975.0	$3,931.9

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES:
Net loss	$(187.4)	$(294.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	77.9	82.4
Stock-based compensation	137.2	98.3
Bad debt expense	3.4	0.2
Gain on sale of facility	(34.9)	—
Amortization and write-off of acquired intangibles	117.7	108.7
Loss on sales and dispositions of property, plant and equipment	5.2	1.2
Amortization of debt discount and debt issuance costs	2.3	13.8
Amortization of inventory fair value adjustment in connection with acquisitions	—	8.3
Write-off of right-of-use assets	6.2	—
Other non-cash items	(5.6)	(10.4)
Changes in operating assets and liabilities:
Accounts receivable	(64.4)	37.0
Inventories	(25.7)	52.5
Operating lease right-of-use assets, net	2.4	(0.5)
Prepayments and other current and non-currents assets	(21.7)	12.1
Income taxes, net	16.8	(37.3)
Accounts payable	44.9	(82.8)
Accrued payroll and related expenses	6.9	(4.9)
Operating lease liabilities	(3.6)	0.4
Accrued expenses and other current and non-current liabilities	(15.3)	4.2
Net cash provided by (used in) operating activities	62.3	(10.8)
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(177.1)	(108.4)
Acquisition of businesses, net of cash acquired	—	(700.9)
Proceeds from sale of facility, net of cash and selling costs	47.8	—
Purchases of short-term investments	(280.2)	(218.7)
Proceeds from maturities and sales of short-term investments	384.5	944.4
Payments for acquisition of intangible assets	—	(4.0)
Proceeds from the sales of property, plant and equipment	0.3	0.8
Net cash used in investing activities	(24.7)	(86.8)
FINANCING ACTIVITIES:
Payment of 0.25% Convertible Notes due 2024	—	(323.1)
Payment of withholding taxes related to net share settlement of restricted stock units	(36.3)	(20.6)
Proceeds from employee stock plans	8.3	7.3
Proceeds from term loans	76.5	—
Principal payments on term loans	(5.4)	—
Payment of acquisition related holdback	(1.0)	—
Net cash provided by (used in) financing activities	42.1	(336.4)
Increase (decrease) in cash and cash equivalents	79.7	(434.0)
Cash and cash equivalents at beginning of period	436.7	859.0
Cash and cash equivalents at end of period	$516.4	$425.0
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$10.5	$52.5

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Cash paid for interest	9.7	10.4
Supplemental disclosure of non-cash investing and financing activities:
Unpaid intangible assets in accrued expenses	—	1.0
Share-based purchase price consideration in connection with the Cloud Light acquisition	—	23.5
Right-of-use assets obtained in exchange for new operating lease liabilities	6.4	16.0
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 29, 2024	67.9	$0.1	$1,835.0	$(887.1)	$9.3	$957.3
Net loss	—	—	—	(82.4)	—	(82.4)
Other comprehensive income	—	—	—	—	2.3	2.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.3)	—	(16.0)	—	—	(16.0)
Exercise of stock options	0.1	—	0.9	—	—	0.9
Stock-based compensation	—	—	33.8	—	—	33.8
Balance as of September 28, 2024	68.6	$0.1	$1,853.7	$(969.5)	$11.6	$895.9
Net loss	—	—	—	(60.9)	—	(60.9)
Other comprehensive loss	—	—	—	—	(1.4)	(1.4)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(7.8)	—	—	(7.8)
Exercise of stock options	0.1	—	1.1	—	—	1.1
ESPP shares issued	0.2	—	6.1	—	—	6.1
Stock-based compensation	—	—	39.3	—	—	39.3
Balance as of December 28, 2024	69.1	$0.1	$1,892.4	$(1,030.4)	$10.2	$872.3
Net loss	—	—	—	(44.1)	—	(44.1)
Other comprehensive loss	—	—	—	—	0.9	0.9
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.5	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(12.5)	—	—	(12.5)
Exercise of stock options	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	62.7	—	—	62.7
Balance as of March 29, 2025	69.4	$0.1	$1,942.8	$(1,074.5)	$11.1	$879.5

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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be adversely impacted by many factors including inflation, a dynamic supply chain and demand environment, trade wars, including heightened, scheduled, or threatened tariffs, trade restrictions including for certain rare earth minerals, and signs of a weaker macroeconomic environment impacting capital expenditures across our served markets. Additionally, instability in the global credit markets, capital expenditure reductions, unemployment and other labor issues, decline in stock markets, the instability in the geopolitical environment in many parts of the world, and the current global economic challenges continue to put pressure on our business and operating results.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company is actively monitoring and assessing the ongoing global trade environment, particularly with respect to recent changes in tariff regulations. We have assessed the potential impacts of heightened restrictions and tariffs on our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, inventory valuation, and revenue recognition. While we have determined there was not a material impact to our condensed consolidated financial statements as of March 29, 2025 and for the quarter ended March 29, 2025, import tariffs implemented by the U.S. and other countries, as currently in effect and/or proposed, could have a material impact on our results for the remainder of 2025 and in the future. The impact of tariffs is dependent upon negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.
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
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2025 is a 52-week year ending on June 28, 2025, with the quarter ended March 29, 2025 being a 13-week quarterly period. Our fiscal 2024 was a 52-week year that ended on June 29, 2024, with the quarter ended March 30, 2024 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2024. There were no significant changes to our accounting policies during the nine months ended March 29, 2025.
Note 2. Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, which revises the effective date of ASU 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt ASU 2024-04 in the first quarter of fiscal year 2027. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarify the requirements related to accounting for the settlement of a debt as an induced conversion. ASU 2024-04 is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for convertible debt instruments with cash conversion features and debt instruments that are not currently convertible. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We plan to adopt ASU 2024-04 in the first quarter of fiscal year 2026. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
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
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator:
Net loss - basic and diluted	$(44.1)	$(127.0)	$(187.4)	$(294.0)

Denominator:
Weighted average common shares outstanding - basic and diluted	69.3	67.5	68.8	67.1
Net loss per share:
Basic	$(0.64)	$(1.88)	$(2.72)	$(4.38)
Diluted	$(0.64)	$(1.88)	$(2.72)	$(4.38)
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended March 29, 2025 include 4.2 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), 0.1 million shares issuable under the Employee Stock Purchase Plan (the “ESPP”), and 0.8 million shares outstanding related to stock options. In addition, the calculation of diluted net loss per share excludes the impact of our convertible notes under the if-converted method as we recognized net loss. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the nine months ended March 29, 2025 include 0.6 million shares related to convertible notes, 4.5 million shares issuable under RSUs and PSUs, 0.1 million shares issuable under the ESPP, and 0.9 million shares outstanding related to stock options. Refer to “Note 13. Equity.”
Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended March 30, 2024 include 30.3 million shares related to convertible notes, 3.9 million shares issuable under RSUs and PSUs, 0.2 million shares issuable under the ESPP, and 1.1 million shares outstanding related to stock options. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the nine months ended March 30, 2024 include 30.9 million shares related to convertible notes, 4.3 million shares issuable under RSUs and PSUs, 0.2 million shares issuable under the ESPP, and 1.1 million shares outstanding related to stock options.
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
We incurred a total of $9.6 million of acquisition-related costs in fiscal year 2024, of which $9.4 million was incurred during the nine months ended March 30, 2024, representing professional and other direct acquisition costs, which are recorded as selling, general and administrative expense in the condensed consolidated statement of operations when incurred.

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
Due to the integration of the combined businesses, including our sales and customer service organizations, operations teams and manufacturing facilities, it is impracticable to determine Cloud Light’s contribution to our revenue and earnings for the three and nine months ended March 29, 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Pro Forma Information
The following supplemental pro forma information presents the combined results of operations for the three and nine months ended March 29, 2025 and March 30, 2024, as if the acquisition was completed on July 3, 2022, the first day of the fiscal year 2023. The supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
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
The supplemental pro forma financial information for the periods presented is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net revenue	$425.2	$366.5	$1,164.3	$1,139.6
Net loss	$(43.9)	$(122.8)	$(181.1)	$(282.7)

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 29, 2025:
Cash	$355.1	$—	$—	$355.1
Cash equivalents:
Commercial paper	1.0	—	—	1.0
Money market funds	138.5	—	—	138.5
U.S. Treasury securities	21.8	—	—	21.8
Total cash and cash equivalents	$516.4	$—	$—	$516.4
Short-term investments:
Commercial paper	$1.3	$—	$—	$1.3
Corporate debt securities	211.6	0.3	(0.1)	211.8
U.S. Agency securities	65.6	0.1	(0.1)	65.6
U.S. Treasury securities	71.5	0.1	—	71.6
Total short-term investments	$350.0	$0.5	$(0.2)	$350.3

June 29, 2024:
Cash	$196.9	$—	$—	$196.9
Cash equivalents:
Commercial paper	15.9	—	—	15.9
Money market funds	223.9	—	—	223.9
Total cash and cash equivalents	$436.7	$—	$—	$436.7
Short-term investments:
Certificates of deposit	$0.8	$—	$—	$0.8
Commercial paper	12.6	—	—	12.6
Corporate debt securities	244.5	—	(0.6)	243.9
U.S. Agency securities	81.2	—	(0.3)	80.9
U.S. Treasury securities	112.6	—	(0.5)	112.1
Total short-term investments	$451.7	$—	$(1.4)	$450.3
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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended March 29, 2025 and March 30, 2024, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three and nine months ended March 29, 2025, our other income, net was $4.2 million and $27.8 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $7.8 million and $26.2 million, respectively.
During the three and nine months ended March 30, 2024, our other income, net was $16.2 million and $50.8 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $12.6 million and $51.4 million, respectively.
As of March 29, 2025 and June 29, 2024, we recorded interest receivables of $4.8 million and $5.8 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented, as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for More Than 12 Months		Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 29, 2025:
U.S. Agency securities	$—	$—	$26.2	$—	$—
Commercial paper	—	—	2.3	—	—
Corporate debt securities	4.3	—	72.3	(0.1)	(0.1)
U.S. government bonds	—	—	29.8	—	—
Total	$4.3	$—	$130.6	$(0.1)	$(0.1)

June 29, 2024:
U.S. Agency securities	$62.3	$(0.3)	$12.6	$—	$(0.3)
Commercial paper	—	—	28.6	—	—
Corporate debt securities	133.7	(0.5)	90.6	(0.2)	(0.7)
U.S. government bonds	72.3	(0.4)	39.7	(0.1)	(0.5)
Total	$268.3	$(1.2)	$171.5	$(0.3)	$(1.5)
The following table classifies our short-term investments by remaining maturities (in millions):

	March 29, 2025		June 29, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$161.0	$161.1	$405.5	$404.1
Due in 1 year to 5 years	189.0	189.2	46.2	46.2
Total	$350.0	$350.3	$451.7	$450.3
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 29, 2025: (1)
Assets:
Cash equivalents:
Commercial paper	$—	$1.0	$—	$1.0
Money market funds	138.5	—	—	138.5
U.S. Treasury securities	21.8	—	—	21.8
Short-term investments:
Commercial paper	—	1.3	—	1.3
Corporate debt securities	—	211.8	—	211.8
U.S. Agency securities	—	65.6	—	65.6
U.S. Treasury securities	71.6	—	—	71.6
Total assets	$231.9	$279.7	$—	$511.6
(1) Excludes $355.1 million in cash held in our bank accounts as of March 29, 2025.

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
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	March 29, 2025		June 29, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$600.1	$716.1	$599.4	$588.8
2028 Notes	857.4	798.3	856.6	680.2
2026 Notes	1,048.0	1,091.7	1,047.2	948.3
	$2,505.5	$2,606.1	$2,503.2	$2,217.3
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2024, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three and nine months ended March 29, 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of March 29, 2025 and June 29, 2024, the allowance for credit losses on our trade receivables was $3.6 million and $0.2 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	March 29, 2025	June 29, 2024
Raw materials and purchased parts	$227.8	$196.9
Work in process	141.2	101.6
Finished goods	53.9	99.9
Inventories	$422.9	$398.4
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	March 29, 2025	June 29, 2024
Land	$108.6	$75.2
Buildings and improvements	241.6	215.1
Machinery and equipment	802.2	772.1
Computer equipment and software	43.2	44.9
Furniture and fixtures	13.9	14.3
Leasehold improvements	44.4	47.5
Construction in progress	167.9	71.1
	1,421.8	1,240.2
Less: Accumulated depreciation	(728.5)	(667.7)
Property, plant and equipment, net	$693.3	$572.5
Our construction in progress primarily includes machinery and equipment that we expect to place in service in the next 12 months.
On December 17, 2024, we entered into an agreement to sell our net assets in an entity in Shenzhen, China. On March 5, 2025, we completed the sale and received net proceeds of $47.8 million, which was net of cash of $17.6 million and direct selling costs of $1.1 million. The net assets sold consist primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $12.9 million, and were used by the Cloud and Networking segment for manufacturing and research and development activities. As a result, we recognized a gain on sale of facility of $34.9 million, which was recorded in our condensed consolidated statements of operations for the three and nine months ended March 29, 2025. We paid $4.4 million of withholding taxes on this sale transaction, which is recorded as part of the income tax provision for the three and nine months ended March 29, 2025. We also incurred $0.4 million and $0.7 million of indirect selling expenses related to this transaction, which was recorded as part of selling, general and administrative expenses in our condensed consolidated statements of operations for the three and nine months ended March 29, 2025.

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
During the three and nine months ended March 29, 2025, we recorded depreciation expense of $25.0 million and $77.9 million, respectively.
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	March 29, 2025	June 29, 2024
Operating lease right-of-use assets	$64.6	$112.3
Less: accumulated amortization	(32.4)	(39.5)
Operating lease right-of-use assets, net	$32.2	$72.8
In connection with our integration efforts to consolidate our sites, we recorded restructuring charges for various sites and reduced our operating lease right-of-use assets by $6.2 million during the nine months ended March 29, 2025.
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
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	March 29, 2025	June 29, 2024
Restructuring accrual and related charges (1)	$1.9	$11.1
Warranty reserve (2)	13.0	13.2
Deferred revenue and customer deposits	0.7	0.6
Income tax payable (3)	27.1	13.2
Other current liabilities	7.2	3.0
Other current liabilities	$49.9	$41.1
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(3) Refer to “Note 12. Income Taxes.”
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	March 29, 2025	June 29, 2024
Asset retirement obligations	$7.0	$7.5
Pension and related accruals (1)	6.9	7.5
Unrecognized tax benefit (2)	76.1	83.0
Other non-current liabilities (2)	24.9	5.4
Other non-current liabilities	$114.9	$103.4
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $6.9 million as of March 29, 2025 represents $8.4 million of non-current portion of benefit obligation, offset by $1.5 million of funding for the pension plan in Switzerland. Pension and related accrual of $7.5 million as of June 29, 2024 relates to $8.6 million of non-current portion of benefit obligation, offset by $1.2 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary. During the three and nine months ended March 29, 2025, our contribution expense to the 401(k) Plan in the United States was $1.1 million and $2.4 million, respectively. During the three and nine months ended March 30, 2024, our contribution expense to the 401(k) Plan in the United States was $1.3 million and $2.8 million, respectively. Our contribution expense to all defined contribution plans outside the United States were $2.3 million and $6.1 million during the three and nine months ended March 29, 2025, respectively. Our contribution expense to all defined contribution plans outside the United States were $2.1 million and $6.0 million during the three and nine months ended March 30, 2024, respectively.
(2) The Company has reclassified a $21.4 million unrecognized tax position to other non-current liabilities in the condensed consolidated balance sheets as of March 29, 2025 for an indemnification liability related to the sale of certain assets. This does not impact our results of operations for the three months ended March 29, 2025.
Note 8. Goodwill and Other Intangible Assets
Goodwill
In November 2023, we completed the acquisition of Cloud Light. We recognized goodwill of $365.8 million, which was allocated to the Cloud & Networking segment.
The following table presents goodwill by reportable segments as of March 29, 2025 and June 29, 2024 (in millions):

	Cloud & Networking	Industrial Tech	Total
Balances as of June 29, 2024	$1,044.6	$11.2	$1,055.8
Acquisition of Cloud Light (1)	5.1	—	5.1
Balances as of March 29, 2025	$1,049.7	$11.2	$1,060.9
(1) During the nine months ended March 29, 2025, prior to the measurement period, we adjusted the purchase price allocation and recorded a $5.1 million increase to goodwill. The primary adjustment to the opening balance sheet relates to income tax liabilities which were not known in previous periods.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2024, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three and nine months ended March 29, 2025.

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
During the annual impairment testing performed in the fourth quarter of fiscal 2024, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three and nine months ended March 29, 2025.
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
Refer to “Note 4. Business Combinations” for the acquisitions of Cloud Light.
The following tables present details of all of our intangible assets as of the periods presented (in millions, except for weighted average remaining amortization period):

March 29, 2025	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$818.1	$(538.7)	$279.4	4.3
Customer relationships	419.8	(212.3)	207.5	4.3
In-process research and development	12.9	—	12.9	n/a
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,267.8	$(768.0)	$499.8

June 29, 2024	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$818.1	$(473.0)	$345.1	4.8
Customer relationships	419.8	(169.4)	250.4	4.9
In-process research and development	15.5	—	15.5	n/a
Order backlog	14.0	(8.9)	5.1	0.4
Trade name and trademarks	3.0	(1.6)	1.4	0.6
Total intangible assets	$1,270.4	$(652.9)	$617.5

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of sales	$19.0	$22.3	$62.9	$61.8
Research and development	0.4	0.4	1.2	1.1
Selling, general and administrative	15.0	19.4	51.0	45.8
Total amortization of intangibles	$34.4	$42.1	$115.1	$108.7
Based on the carrying amount of our acquired intangible assets except in-process research and development as of March 29, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2025	$34.2
2026	133.3
2027	121.0
2028	81.5
2029	51.8
Thereafter	65.1
Total future amortization	$486.9
Note 9. Debt
Our debt consists of the following:

	March 29, 2025			June 29, 2024
	Short-term	Long-term	Total	Short-term	Long-term	Total
Convertible notes	$—	$2,505.5	$2,505.5	$—	$2,503.2	$2,503.2
Term loans	10.3	56.9	67.2	—	—	—
Total	$10.3	$2,562.4	$2,572.7	$—	$2,503.2	$2,503.2
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
The entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of March 29, 2025 and June 29, 2024, measured at amortized cost.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. The entire 2028 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of March 29, 2025 and June 29, 2024, measured at amortized cost.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was initially valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. The entire 2026 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of March 29, 2025 and June 29, 2024, measured at amortized cost.
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
Concurrent with the issuance of the 2029 Notes in June 2023, we used $132.8 million of the net proceeds to repurchase $125.0 million aggregate principal amount of the 2024 Notes, which we accounted for as an extinguishment of liability. $13.5 million of the $132.8 million repurchase price was allocated to the conversion feature of the repurchased 2024 Notes, representing the fair value of the conversion feature at the date of the repurchase, and was recognized as a reduction of the stockholders’ equity. Additionally, since issuing the 2024 Notes, we converted a total of approximately $1.9 million of principal amount of the 2024 Notes, with less than $0.1 million of principle amount converted during the three and nine months ended March 29, 2025.
On March 15, 2024, the 2024 Notes maturity date, we fully repaid the remaining principal amount of $323.1 million. The conversion feature previously classified within stockholder’s equity was fully amortized as of the maturity date.
Our convertible notes consisted of the following components as of the periods presented (in millions):

March 29, 2025	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(2.0)	(3.6)	(3.6)	(9.2)
Net carrying amount of the liability component	$1,048.0	$857.4	$600.1	$2,505.5

June 29, 2024	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(2.8)	(4.4)	(4.3)	(11.5)
Net carrying amount of the liability component	$1,047.2	$856.6	$599.4	$2,503.2
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Contractual interest expense	$4.7	$4.9	$14.0	$14.6
Amortization of the debt discount and debt issuance costs	0.8	4.1	2.3	13.8
Total interest expense	$5.5	$9.0	$16.3	$28.4
The future interest and principal payments related to our convertible notes are as follows as of March 29, 2025 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	Total
2025	$2.7	$2.2	$4.6	$9.5
2026	5.3	4.3	9.1	18.7
2027	1,052.5	4.3	9.1	1,065.9
2028	—	865.3	9.1	874.4
2029	—	—	617.1	617.1
Total payments	$1,060.5	$876.1	$649.0	$2,585.6

The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.
Term Loans
SMBC Term Loan
On August 9, 2024, the Company entered into a term loan agreement (the “SMBC Term Loan”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The SMBC Term Loan provides an aggregate principal amount of 6.4 billion Japanese yen (“JPY”). The loan requires monthly principal payments of approximately 53.3 million JPY, from August 31, 2024 to June 30, 2029 and interest based on a fixed annual interest rate of 0.88%, with the remaining principal of approximately 3.3 billion JPY due on the loan maturity date of July 31, 2029. Under the loan agreement, the Company cannot prepay the outstanding loan without SMBC’s approval. In the event the Company prepays the outstanding loan with SMBC’s approval, the Company shall pay SMBC a settlement amount calculated pursuant to the terms of the loan agreement. The SMBC Term Loan is secured by the real estate owned in Sagamihara, Japan.
As of March 29, 2025, the Company had $40.2 million in principal amount outstanding, of which the short-term portion of $4.3 million is recorded as current liabilities while the long-term portion of $35.9 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
Mizuho Term Loan
On September 20, 2024, the Company entered into a term loan agreement (the “Mizuho Term Loan”) with Mizuho Bank, Ltd. (“Mizuho”), in order to finance our planned manufacturing expansions. The Mizuho Term Loan provides for borrowings of 4.5 billion JPY with a 5-year term from the funding date September 20, 2024. The loan requires quarterly principal payments of approximately 225.0 million JPY commencing on December 20, 2024 with the final payment on September 20, 2029. The Mizuho Term Loan bears interest at a fixed annual rate of 0.90%. The Mizuho Term Loan is secured by the real estate assets owned by NeoPhotonics Semiconductor GK. The Mizuho Term Loan agreement requires that the Company and certain domestic subsidiaries comply with covenants relating to customary matters, including obtaining approval from Mizuho prior to transferring, creating a security interest, or disposing of the collateral assets; obtaining approval from Mizuho prior to a business transfer, business acquisition, corporate reorganization or changes such as mergers, company splits, share exchanges or share transfers or capital structure changes; obtaining approval from Mizuho prior to changing the Company’s indirect ownership in Lumentum Japan, Inc; and obtaining approval from Mizuho prior to a distribution of dividends by Lumentum Japan, Inc. to its shareholders.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 29, 2025, the Company had $27.0 million in principal amount outstanding, of which the short-term portion of $6.0 million is recorded as current liabilities while the long-term portion of $21.0 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
The SMBC Term Loan and the Mizuho Term Loan are collectively referred to as Japan Term Loans.
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss), net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 29, 2024	$9.8	$0.7	$(1.2)	$9.3
Other comprehensive gain, net	—	—	2.3	2.3
Ending balance as of September 28, 2024	$9.8	$0.7	$1.1	$11.6
Other comprehensive loss, net	(0.3)	—	(1.1)	(1.4)
Ending balance as of December 28, 2024	$9.5	$0.7	$—	$10.2
Other comprehensive gain, net	0.3	—	0.6	0.9
Ending balance as of March 29, 2025	$9.8	$0.7	$0.6	$11.1

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
Other comprehensive gain (loss), net	(0.2)	—	1.3	1.1
Ending balance as of September 30, 2023	$10.2	$(0.4)	$(4.6)	$5.2
Other comprehensive gain, net	0.2	—	3.8	4.0
Ending balance as of December 30, 2023	$10.4	$(0.4)	$(0.8)	$9.2
Other comprehensive loss, net	(0.1)	—	(0.3)	(0.4)
Ending balance as of March 30, 2024	$10.3	$(0.4)	$(1.1)	$8.8
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
(3) For the three months ended March 29, 2025, December 28, 2024, and September 28, 2024, our unrealized loss on available-for-sale securities is presented net of tax of nil for all periods.
For the three months ended March 30, 2024, December 30, 2023, and September 30, 2023, our unrealized loss on available-for-sale securities is presented net of tax of $(0.1) million, $1.0 million, and $0.4 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Balance as of beginning of period	$1.5	$10.2	$11.1	$5.0
Charges	7.2	19.2	17.6	36.0
Payments and other adjustments	(6.8)	(11.7)	(26.8)	(23.3)
Balance as of end of period	$1.9	$17.7	$1.9	$17.7
During the three and nine months ended March 29, 2025, we recorded restructuring and related charges of $7.2 million and $17.6 million, respectively mainly due to our integration efforts and cost reduction initiatives. Restructuring charges for the three months ended March 29, 2025 primarily related to $5.7 million of assets written-off including property, plant and equipment, prepayments and other current assets as well as $1.4 million of charges for other contractual commitments associated with site closures driven by restructuring initiatives announced in April 2025 that will allow us to focus on other market opportunities including cloud and AI markets.
Restructuring charges for the nine months ended March 29, 2025 include $12.4 million of assets written-off including property, plant and equipment, prepayments and other current assets primarily due to efforts to consolidate our sites and focus on other market opportunities including cloud and AI markets. In addition, we also recorded $3.0 million of charges related to the discontinuation of our in-house development of coherent Digital Signal Processors (“DSPs”) and Radio Frequency Integrated Circuits (“RFICs”). Refer to Note 17. Subsequent Event for additional details.
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
Note 12. Income Taxes
Our tax provision for interim periods has generally been determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. However, when a reliable estimate cannot be made, the actual tax or benefit applicable may be reported as a discrete item in the interim period. For the three and nine months ended March 29, 2025, we concluded that the use of the discrete method was more appropriate than the annual effective tax rate method, because the estimated annual effective tax rate is not reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings. As a result, we have computed our tax provision using the discrete method as though the nine-month period was the annual period.

We recorded a tax provision of $4.9 million and $26.7 million for the three and nine months ended March 29, 2025, respectively. Our tax provision for the three months ended March 29, 2025 is primarily attributable to the income tax expense from uncertain tax positions and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions. Our tax provision for the nine months ended March 29, 2025 is primarily attributable to the income tax expense from pre-tax earnings, uncertain tax positions, interest on uncertain tax positions, foreign return to provision differences and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our estimated effective tax rate for the nine months ended March 29, 2025 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation, current year valuation allowance change, and foreign income inclusions in the U.S., partially offset by the income tax benefit from permanent items and U.S. tax credits.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of March 29, 2025, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.
As of March 29, 2025, we had $76.1 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax examinations that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $2.4 million over the next 12 months.
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

In February 2025, our board of directors approved the 2025 Inducement Equity Incentive Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, which became effective in February 2025. The Inducement Plan has substantially the same terms and conditions as the 2015 Plan, however, the Inducement Plan may only be used for grants to new employees and not for existing employees, executives, directors or consultants.
As of March 29, 2025, we had 5.0 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units, restricted stock awards, and performance stock units are performance-based, time-based or a combination of both and are expected to vest within four years. The fair value of these grants is based on the closing market price of our common stock on the date of grant. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally have vesting period of three years. As of March 29, 2025, 2.5 million shares of common stock under the 2015 Plan were available for grant.
Stock Options
In connection with the acquisition of Cloud Light, each of Cloud Light’s outstanding options was exchanged for a combination of cash and options to acquire Lumentum common stock having equivalent value (the “replacement options”) using an exchange ratio of 0.04375 according to the terms in the Merger Agreement. At the Cloud Light Closing Date, the replacement options consisted of 1.1 million options with a weighted average grant date fair value of $34.63. These replacement options have a total fair value of $38.9 million as of the Cloud Light Closing date, of which $23.5 million attributed to pre-acquisition service was recorded as part of purchase price consideration and the remaining $15.4 million will be recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the Cloud Light Closing Date. Refer to “Note 4. Business Combinations.”

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
Restricted Stock Units
Restricted stock units (“RSUs”) under the 2015 Plan and the Inducement Plan are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and are expected to vest within four years. For annual grants to existing employees, RSUs generally vest ratably on an annual basis, or combination of annual and quarterly basis, over three years.
During the nine months ended March 29, 2025, our board of directors approved grants of 1.8 million RSUs, which primarily vest over three years.
Performance Stock Units
Performance stock units (“PSUs”) under the 2015 Plan and the Inducement Plan are grants of shares of our common stock that vest upon the achievement of certain performance and service conditions. For PSUs with performance-based conditions, we begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. For PSUs with market-based conditions, the compensation expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied, provided the requisite service is rendered. Our PSUs are subject to risk of forfeiture until performance and service conditions are satisfied and generally vest within three years.
During the nine months ended March 29, 2025, we granted 0.7 million PSUs with an aggregate grant date fair value of $39.8 million to executive and non-executive employees as part of our Annual Incentive Plan (“AIP PSUs”). These AIP PSUs are subject to performance targets and service conditions, with a vesting period of one year. We also granted 0.4 million PSUs with an aggregate grant date fair value of $21.9 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets, certain non-financial performance measurements and the Company’s total shareholder return (or “TSR”) relative to a specified peer group, as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 300% in accordance with the terms established at the date of grant. Approximately 25% of the 0.4 million PSUs granted during the nine months ended March 29, 2025 will vest based on the Company’s relative TSR. The Company estimated the grant date fair value of TSR awards using a Monte-Carlo simulation model, which was calculated at $70.57 per share. Additionally, we also granted approximately 0.2 million PSUs with an aggregate grant date fair value of $17.4 million to our new President and Chief Executive Officer. These PSUs will vest subject to the achievement of the Company’s total shareholder return (or “TSR”) relative to a specified peer group, as well as service conditions, over four years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. The Company estimated the grant date fair value of TSR awards using a Monte-Carlo simulation model, which was calculated at $107.72 per share.
Employee Stock Purchase Plan
Our ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the ESPP, 0.5 million shares remained available for issuance as of March 29, 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of sales	$9.2	$8.5	$28.1	$23.5
Research and development	11.2	9.8	31.9	30.1
Selling, general and administrative	42.4	13.3	77.2	44.7
Total stock-based compensation	$62.8	$31.6	$137.2	$98.3
Our stock-based compensation by equity awards for the periods presented were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
RSUs	$31.5	$29.0	$80.3	$90.8
AIP PSUs	8.3	—	21.9	—
TSR PSUs	1.0	—	1.6	—
Other PSUs	19.4	(0.9)	24.7	3.6
Total PSUs	28.7	(0.9)	48.2	3.6
Options	1.3	1.3	3.9	2.0
ESPP	1.2	1.4	3.4	3.6
Sub-total	62.7	30.8	135.8	100.0
Change in stock-based compensation capitalized to inventory	0.1	0.8	1.4	(1.7)
Total stock-based compensation	$62.8	$31.6	$137.2	$98.3
During the three and nine months ended March 29, 2025, we recorded $28.7 million and $48.2 million of stock-based compensation related to PSUs, respectively, which includes about $18.2 million of additional stock-compensation resulting from modifications as discussed below on both periods. During the three months ended March 30, 2024, we recorded $0.9 million of net reversal of stock-based compensation related to PSUs due to decline in anticipated achievement of performance conditions. During the nine months ended March 30, 2024, we recorded $3.6 million of stock-based compensation related to PSUs. For PSUs with performance-based conditions, the amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
On February 2, 2025, the Company and our former President and Chief Executive Officer mutually agreed to modify the terms of previously granted equity awards by changing the level of remaining service condition required for vesting. In accordance with ASC 718, Compensation - Stock Compensation, the Company accounted for the change as a modification as the Company determined the remaining service conditions were non-substantive. For awards that vested on February 20, 2025, the separation date, we recognized compensation expense equal to the sum of the remaining unrecognized grant-date fair value amounting to $9.0 million during the three months ended March 29, 2025. For awards that will vest on December 15, 2025, the termination date, we recognized compensation expense equal to the sum of the remaining unrecognized grant-date fair value and any incremental fair value resulting from the modification of $19.2 million during the three months ended March 29, 2025. The modification date, for accounting purposes, was determined to be February 2, 2025, the date on which mutual agreement between the Company and employee was achieved. As February 2, 2025 was a non-trading day, the Company used observable market inputs as of January 31, 2025 (the most recent trading day prior to the modification date) to determine the fair value of the modified awards in accordance with fair value measurement principles under ASC 718.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Income tax benefit associated with stock-based compensation	$5.4	$3.6	$11.5	$6.1
Approximately $13.0 million and $14.4 million of stock-based compensation was capitalized to inventory as of March 29, 2025 and June 29, 2024, respectively.
As of March 29, 2025, $128.4 million of stock-based compensation cost related to RSU awards remains to be amortized, which is expected to be recognized over a weighted average amortization period of 2.0 years.
Stock Award Activity
The following table summarizes our award activities for the nine months ended March 29, 2025 (in millions):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 29, 2024	1.1	$8.0	2.7	$62.5	0.9	$65.5
Granted	—	—	1.8	59.9	1.3	60.8
Vested/Exercised	(0.3)	7.8	(1.5)	64.4	(0.2)	83.5
Canceled	—	—	(0.3)	60.6	(0.5)	61.5
Balance as of March 29, 2025	0.8	$8.0	2.7	$60.0	1.5	$61.2
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 29, 2024	4.3
Authorized	0.5
Granted	(3.1)
Canceled	0.8
Balance as of March 29, 2025	2.5
Employee Stock Purchase Plan Activity
The ESPP expense for the three and nine months ended March 29, 2025 was $1.2 million and $3.4 million, respectively. The ESPP expense for the three and nine months ended March 30, 2024 was $1.3 million and $3.6 million, respectively. The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period.
During the nine months ended March 29, 2025 and March 30, 2024, there were 0.2 million and 0.2 million shares issued to employees through the ESPP, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Repurchase and Retirement of Common Stock
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 31, 2025. During the nine months ended March 29, 2025 and March 30, 2024, we did not repurchase any shares of our common stock. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet and immediately retired all repurchased shares. As of March 29, 2025, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on our evaluation of business and market conditions, alternative investment opportunities, and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $635.3 million as of March 29, 2025 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
We depend on a limited number of contract manufacturers, subcontractors and suppliers for raw materials, packages and standard components. We generally purchase these single or limited source products through standard purchase orders or one-year supply agreements and have no significant long-term guaranteed supply agreements with these vendors. While we seek to maintain a sufficient safety stock of such products and maintain on-going communications with our suppliers to guard against interruptions or cessation of supply, our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures. In addition, the imposition of tariffs on certain imported goods and materials may increase our costs and place upward pressure on the cost of goods sold.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Balance as of beginning of period	$12.8	$10.1	$13.2	$6.8
Warranties assumed in Cloud Light acquisition	—	3.0	0.8	8.2
Provision for warranty	1.8	2.6	6.2	3.6
Utilization of reserve, net	(1.6)	(2.2)	(7.2)	(5.1)
Balance as of end of period	$13.0	$13.5	$13.0	$13.5

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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of March 29, 2025, the accrual for expected settlement of litigation matters was not material.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations. On March 5, 2025, we completed a sale of assets located in an entity in Shenzhen, China. The Company has reclassified a $21.4 million unrecognized tax position to other non-current liabilities in the condensed consolidated balance sheets as of March 29, 2025 for an indemnification liability related to the sale of certain assets. This does not impact our results of operations for the three months ended March 29, 2025. We did not have any other material indemnification claims that were probable or reasonably possible.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Reportable Segments
The two operating segments, Cloud & Networking and Industrial Tech, also represent our two reportable segments. Our CODM allocates resources and evaluates segment performance based on segment revenue and segment profit. The following table summarizes segment profit and a reconciliation to the consolidated income (loss) before income taxes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net revenue:
Cloud & Networking	$365.2	$313.8	$986.7	$830.2
Industrial Tech	60.0	52.7	177.6	220.7
Net revenue	$425.2	$366.5	$1,164.3	$1,050.9
Segment profit (loss):
Cloud & Networking	$73.1	$45.9	$164.5	$98.9
Industrial Tech	2.6	(2.7)	8.7	25.3
Total segment profit	75.7	43.2	$173.2	124.2
Unallocated corporate items:
Selling, general and administrative (1)	(29.6)	(28.2)	(85.4)	(85.6)
Stock-based compensation	(62.8)	(31.6)	(137.2)	(98.3)
Amortization of acquired intangibles	(34.4)	(42.1)	(115.1)	(108.7)
Amortization of acquired inventory fair value adjustments	—	(4.9)	—	(8.3)
Acquisition related costs	(0.5)	(0.5)	(0.5)	(13.5)
Integration related costs	(1.4)	(10.2)	(7.9)	(29.7)
Restructuring and related charges	(7.2)	(19.2)	(17.6)	(36.0)
Abnormal excess capacity	—	(11.9)	—	(13.7)
Gain on sale of assets, net	34.9	—	34.9	—
Intangible asset write-off	(0.7)	—	(2.6)	—
Other charges, net	(11.7)	(9.2)	(13.5)	(31.0)
Interest expense	(5.7)	(9.0)	(16.8)	(28.4)
Other income, net (2)	4.2	16.2	27.8	50.8
Consolidated loss before income taxes	$(39.2)	$(107.4)	$(160.7)	$(278.2)
(1) We do not allocate certain selling, general and administrative expenses that are not directly attributable to our operating segments.
(2) Other income, net for the three months ended March 29, 2025 includes interest and investment income of $7.8 million, and foreign exchange loss, net of $3.6 million. Other income, net for the nine months ended March 29, 2025 includes interest and investment income of $26.2 million, and foreign exchange gain, net of $1.6 million.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net for the three months ended March 30, 2024 includes interest and investment income of $12.6 million, offset by foreign exchange and other loss, net of $3.7 million. Other income, net for the nine months ended March 30, 2024 includes interest and investment income of $51.4 million, offset by foreign exchange and other loss, net of $0.5 million.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 29, 2025		March 30, 2024		March 29, 2025		March 30, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$70.5	16.6%	$129.9	35.4%	$213.5	18.3%	$274.0	26.2%
Mexico	38.8	9.1	18.9	5.2	110.1	9.5	74.0	7.0
Other Americas	6.4	1.5	0.6	0.2	13.5	1.2	2.6	0.2
Total Americas	$115.7	27.2%	$149.4	40.8%	$337.1	29.0%	$350.6	33.4%

Asia-Pacific:
Hong Kong	$96.5	22.7%	$62.0	16.9%	$285.7	24.5%	$192.6	18.3%
South Korea	9.2	2.2	16.2	4.4	24.8	2.1	62.0	5.9
Japan	20.8	4.9	16.6	4.5	56.1	4.8	67.9	6.5
Thailand	79.1	18.6	44.0	12.0	206.3	17.7	147.5	14.0
Other Asia-Pacific	61.6	14.5	46.0	12.6	140.6	12.1	135.0	12.8
Total Asia-Pacific	$267.2	62.9%	$184.8	50.4%	$713.5	61.2%	$605.0	57.5%

EMEA	$42.3	9.9%	$32.3	8.8%	$113.7	9.8%	$95.3	9.1%

Total net revenue	$425.2	100.0%	$366.5	100.0%	$1,164.3	100.0%	$1,050.9	100.0%
During the three months ended March 29, 2025, two customers individually accounted for 17%, and 15% of our total revenue, respectively. During the nine months ended March 29, 2025, three customers individually accounted for 16%, 14% and 10% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
During the three months ended March 30, 2024, one customer individually accounted for 29% of our total revenue. During the nine months ended March 30, 2024, two customers individually accounted for 19% and 12% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
As of March 29, 2025, three customers individually accounted for 15%, 14% and 11% of gross accounts receivable, respectively. As of June 29, 2024, one customer individually accounted for 13% of gross accounts receivable. We had no other customers that represented 10% or greater of our gross accounts receivable.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	March 29, 2025	June 29, 2024
Property, plant and equipment, net
United States	$123.0	$131.0
Thailand	197.1	141.0
Japan	139.5	75.7
United Kingdom	104.5	83.8
China	76.0	85.7
Other countries	53.2	55.3
Total property, plant and equipment, net	$693.3	$572.5
We purchase a portion of our inventory from contract manufacturers that are located primarily in Thailand, Taiwan, and Malaysia. During the three and nine months ended March 29, 2025, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 27% and 27% of the total net inventory purchases, respectively. During the three and nine months ended March 30, 2024, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 25% and 31% of the total net inventory purchases, respectively.
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by segment and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue attributable to each of our two reportable segments (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 29, 2025		March 30, 2024		March 29, 2025		March 30, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Cloud & Networking	$365.2	85.9%	313.8	85.6%	$986.7	84.7%	$830.2	79.0%
Industrial Tech	60.0	14.1%	52.7	14.4%	177.6	15.3%	220.7	21.0%
Net revenue	$425.2	100.0%	$366.5	100.0%	$1,164.3	100.0%	$1,050.9	100.0%
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	March 29, 2025	June 29, 2024	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$255.7	$194.7	$61.0	31.3%
Deferred revenue and customer deposits	Other current liabilities	$0.7	$0.6	$0.1	16.7%

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17. Subsequent Event
Subsequent to the end of the reporting period, the Company initiated a restructuring plan to reduce headcount and spending in order to focus on other market opportunities including cloud and AI markets. We recognized a charge of approximately $7.1 million during the three months ended March 29, 2025, which is included in the restructuring and related charges in our condensed consolidated statements of operations. These charges primarily consist of $5.7 million of write-off of assets including property, plant and equipment, prepayments and other current assets as well as $1.4 million of charges for other contractual commitments associated with the related site closures. The Company expects to incur further restructuring charges in the fourth quarter of fiscal year 2025 for employee severance and other personnel-related costs as a result of these actions, which we estimate to be about $5.0 million.

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

Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the expected benefits of our acquisitions, including Cloud Light and the ongoing integration of Cloud Light and NeoPhotonics, macroeconomic conditions, including supply chain conditions and inventory management by our customers, the effects of trade wars, heightened, scheduled, or threatened tariffs, trade restrictions including for certain rare earth minerals, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and research and development efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
Supply Chain and Inventory Management
Our business and our customers’ businesses were negatively impacted by worldwide logistics and supply chain issues during the COVID-19 pandemic, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. COVID-19 also created dynamics in the semiconductor component supply chains that have led to shortages of the types of components we and our customers require in our products. Although the supply chain constraints started to improve in the latter half of fiscal 2023, we felt its ongoing effects in fiscal 2024, as described below. From time to time, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.

In addition, in response to component shortages, certain of our customers accumulated inventory that they began managing down in fiscal year 2024 as supply conditions improved. Customers who had built up large inventories when supply chains were tight brought down inventories as supply chain constraints eased and in some cases these customers delayed projected shipments, which caused our revenue to decline and our margins have been adversely impacted as we have not able to fully recover costs, such as underutilized manufacturing capacity. However, we have recently seen signs of inventory normalization at network equipment manufacturers since the first fiscal quarter of 2025 and have seen continued improvement through the third fiscal quarter of 2025.
The Company is also actively monitoring and assessing the ongoing global trade environment, particularly with respect to recent changes in tariff regulations. The ongoing uncertainty surrounding trading policies, including the potential for additional tariffs or retaliatory measures by foreign governments, continues to create a volatile environment that could disrupt our operations. The imposition of tariffs on certain imported goods and materials may increase our costs and place upward pressure on the cost of goods sold, which, in turn, may reduce our gross margins if we are unable to pass these costs onto customers through price increases.
If these tariff-related cost increases persist or escalate, our financial results could be adversely affected, including lower profitability, reduced market competitiveness and a slowdown in consumer demand. Additionally, changes in the global trade landscape could result in disruptions to our supply chain, including longer lead times, higher shipping costs, or limited availability of key inputs. This may further constrain our ability to meet customer demand in a timely manner, potentially affecting our revenue growth and operational efficiency. The impact of tariffs is dependent upon negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.
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
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 29, 2024 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three and nine months ended March 29, 2025.
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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Segment net revenue:
Cloud & Networking	85.9%	85.6%	84.7%	79.0%
Industrial Tech	14.1	14.4	15.3	21.0
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	66.7	77.7	68.8	75.1
Amortization of acquired developed intangibles	4.5	6.1	5.4	5.9
Gross profit	28.8	16.2	25.8	19.1
Operating expenses:
Research and development	17.9	21.1	19.3	21.8
Selling, general and administrative	26.3	21.2	22.7	22.4
Restructuring and related charges	1.7	5.2	1.5	3.4
Gain on sale of facility	(8.2)	—	(3.0)	—
Total operating expenses	37.7	47.5	40.5	47.7
Loss from operations	(8.9)	(31.3)	(14.7)	(28.6)
Interest expense	(1.3)	(2.5)	(1.5)	(2.7)
Other income, net	1.0	4.4	2.4	4.8
Loss before income taxes	(9.2)	(29.3)	(13.8)	(26.5)
Income tax provision	1.2	5.3	2.3	1.5
Net loss	(10.4)%	(34.7)%	(16.1)%	(28.0)%

Financial data for the three and nine months ended March 29, 2025
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2025	March 30, 2024	Change	Percentage Change	March 29, 2025	March 30, 2024	Change	Percentage Change
Segment net revenue:
Cloud & Networking	$365.2	313.8	$51.4	16.4%	$986.7	$830.2	$156.5	18.9%
Industrial Tech	60.0	52.7	7.3	13.9%	177.6	220.7	(43.1)	(19.5)%
Net revenue	$425.2	$366.5	$58.7	16.0%	$1,164.3	$1,050.9	$113.4	10.8%

Gross profit	$122.5	$59.5	$63.0	105.9%	$300.0	$200.2	$99.8	49.9%
Gross margin	28.8%	16.2%			25.8%	19.1%

Research and development	$75.9	$77.2	$(1.3)	(1.7)%	$224.4	$229.0	$(4.6)	(2.0)%
Percentage of net revenue	17.9%	21.1%			19.3%	21.8%

Selling, general and administrative	$112.0	$77.7	$34.3	44.1%	$264.6	$235.8	$28.8	12.2%
Percentage of net revenue	26.3%	21.2%			22.7%	22.4%

Restructuring and related charges	$7.2	$19.2	$(12.0)	(62.5)%	$17.6	$36.0	$(18.4)	(51.1)%
Percentage of net revenue	1.7%	5.2%			1.5%	3.4%

Gain on sale of facility	$(34.9)	$—	$(34.9)	100.0%	$(34.9)	$—	$(34.9)	100.0%
Percentage of net revenue	(8.2)%	—%			(3.0)%	—%

Net Revenue
Net revenue increased by $58.7 million, or 16.0%, during the three months ended March 29, 2025 compared to the three months ended March 30, 2024, driven by a $51.4 million increase in Cloud & Networking revenue and a $7.3 million increase in Industrial Tech revenue. The increase in Cloud & Networking net revenue is primarily driven by $40.9 million of higher revenue from network equipment manufacturers due to the continued market recovery and related inventory normalization. In addition, we recognized an increase in revenue of $10.5 million from cloud and AI/ML customers. The increase in Industrial Tech net revenue is primarily due to a $12.8 million increase in our laser products driven by higher market demand offset by a $5.6 million decrease for our imaging and sensing products due to higher market competition in the consumer end-market.
Net revenue increased by $113.4 million, or 10.8%, during the nine months ended March 29, 2025 compared to the nine months ended March 30, 2024, driven by a $156.5 million increase in Cloud & Networking revenue offset by a $43.1 million decrease in Industrial Tech revenue. The increase in Cloud & Networking net revenue is primarily due to higher revenue from cloud and AI/ML customers, which increased by $115.6 million, inclusive of revenue from Cloud Light, which we acquired in the second quarter of fiscal 2024. In addition, we recognized an increase in revenue of $40.9 million from network equipment manufacturers as a result of ongoing market recovery and the related inventory normalization. The decrease in Industrial Tech net revenue is primarily due to a decline in sales of our imaging and sensing products due to higher market competition in the consumer end-market for these products, which is partially offset by an $11.8 million increase in our laser products due to higher market demand.
During the three months ended March 29, 2025, two customers individually accounted for 17%, and 15% of our total revenue, respectively. During the nine months ended March 29, 2025, three customers individually accounted for 16%, 14% and 10% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
During the three months ended March 30, 2024, one customer individually accounted for 29% of our total revenue. During the nine months ended March 30, 2024, two customers individually accounted for 19% and 12% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 29, 2025		March 30, 2024		March 29, 2025		March 30, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$70.5	16.6%	$129.9	35.4%	$213.5	18.3%	$274.0	26.2%
Mexico	38.8	9.1	18.9	5.2	110.1	9.5	74.0	7.0
Other Americas	6.4	1.5	0.6	0.2	13.5	1.2	2.6	0.2
Total Americas	$115.7	27.2%	$149.4	40.8%	$337.1	29.0%	$350.6	33.4%

Asia-Pacific:
Hong Kong	$96.5	22.7%	$62.0	16.9%	$285.7	24.5%	$192.6	18.3%
South Korea	9.2	2.2	16.2	4.4	24.8	2.1	62.0	5.9
Japan	20.8	4.9	16.6	4.5	56.1	4.8	67.9	6.5
Thailand	79.1	18.6	44.0	12.0	206.3	17.7	147.5	14.0
Other Asia-Pacific	61.6	14.5	46.0	12.6	140.6	12.1	135.0	12.8
Total Asia-Pacific	$267.2	62.9%	$184.8	50.4%	$713.5	61.2%	$605.0	57.5%

EMEA	$42.3	9.9%	$32.3	8.8%	$113.7	9.8%	$95.3	9.1%

Total net revenue	$425.2	100.0%	$366.5	100.0%	$1,164.3	100.0%	$1,050.9	100.0%
For the three and nine months ended March 29, 2025, net revenue from customers outside the United States, based on customer shipping location, represented 83.4% and 81.7% of net revenue, respectively.
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
Gross Margin
Gross margin for the three months ended March 29, 2025 increased to 28.8% from 16.2% for the three months ended March 30, 2024. Within our segments, our Cloud & Networking segment gross margin increased by 3.1% during the three months ended March 29, 2025 due primarily to a mix shift to our higher margin products (for cloud and AI/ML applications as well as our transport products). Industrial Tech segment gross margin was approximately flat during the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. In addition to the positive impact of higher revenue, during the three months ended March 29, 2025, charges related to acquisitions, including integration costs, manufacturing consolidations, and amortization of inventory fair value adjustments decreased by $16.0 million compared to the prior period.

There were also abnormal excess capacity charges of $11.9 million during the three months ended March 30, 2024, which we did not incur during the three months ended March 29, 2025.
Gross margin for the nine months ended March 29, 2025 increased to 25.8% from 19.1% for the nine months ended March 30, 2024. The increase was driven by a $14.0 million reduction in excess and obsolete inventory charges during the nine months ended March 29, 2025 primarily as a result of the U.S. trade restrictions imposed during the three months ended March 30, 2024 whereby we were no longer able to sell certain products to one of our customers. In addition, costs incurred during the nine months ended March 29, 2025 related to the acquisition of Cloud Light, including integration costs and amortization of inventory fair value adjustments were $22.2 million lower compared to the prior year period. Our Cloud & Networking as well as Industrial Tech segment gross margin were both approximately flat year over year.
The markets in which we sell products are undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and variants in buying patterns. We expect these factors to result in variability of our gross margin and our gross margin may be subject to increasing downward pressure due to these factors.
Segment Profit (Loss)
The following table summarizes segment profit (loss) for each of our operating segments for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cloud & Networking	$73.1	45.9	$164.5	$98.9
Industrial Tech	2.6	(2.7)	8.7	25.3
Cloud & Networking segment profit increased by $27.2 million, or 59.3%, during the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 primarily due to higher sales of our products for cloud and AI/ML applications as well as our transport products. Industrial Tech segment profit increased by $5.3 million, or 196.3%, during the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 primarily due to higher revenue from our laser products slightly offset by lower revenue from sales of imaging and sensing products to consumer electronics customers.
Cloud & Networking segment profit increased by $65.6 million, or 66.3%, during the nine months ended March 29, 2025 as compared to the nine months ended March 30, 2024 primarily due to higher sales of our products for both cloud and AI/ML applications. Industrial Tech segment profit decreased by $16.6 million, or 65.6%, during the nine months ended March 29, 2025 as compared to the nine months ended March 30, 2024 primarily due to lower revenue, mainly from sales of imaging and sensing products.
Research and Development (“R&D”)
R&D expense decreased by $1.3 million, or 1.7% for the three months ended March 29, 2025 compared to the three months ended March 30, 2024, primarily due to $2.4 million of lower payroll and other compensation related expenses. These lower compensation expenses were driven by lower headcount as a result of restructuring actions primarily due to the discontinuation of our in-house development of coherent Digital Signal Processors (“DSPs”) and Radio Frequency Integrated Circuits (“RFICs”). This was partially offset by higher spending in software and computer supplies used for R&D purposes.
R&D expense decreased by $4.6 million, or 2.0% for the nine months ended March 29, 2025 compared to the nine months ended March 30, 2024. The decrease in R&D expense for the nine months ended March 30, 2024 was primarily driven by $7.1 million of lower payroll and other compensation related expenses due to lower headcount as a result of restructuring actions primarily due to the discontinuation of our in-house development of coherent DSPs and RFICs. This was partially offset by $2.7 million and $1.7 million of higher depreciation expense and stock-based compensation expense, respectively.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.

Selling, General and Administrative (“SG&A”)
SG&A expense increased by $34.3 million, or 44.1%, during the three months ended March 29, 2025 compared to the three months ended March 30, 2024. This is primarily driven by an increase of $29.1 million in stock-based compensation driven by equity award modifications as well as $5.2 million of severance and sign-on payments, all related to executive employee transitions. This was partially offset by a $4.4 million of reduction in amortization of intangible assets as it was fully amortized.
SG&A expense increased by $28.8 million, or 12.2%, during the nine months ended March 29, 2025 compared to the nine months ended March 30, 2024. This is primarily driven by an increase of $32.5 million in stock-based compensation driven by equity award modifications as well as $5.2 million of severance and sign-on payments, all related to executive employee transitions, and a $5.2 million of incremental amortization of intangible assets associated with the Cloud Light acquisition. This was partially offset by $12.6 million of lower acquisition costs related to Cloud Light, which we acquired in second quarter of fiscal year 2024, as well as a reduction in payroll related expenses as a result of restructuring actions in the prior periods.
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
During the three and nine months ended March 29, 2025, we recorded restructuring and related charges of $7.2 million and $17.6 million, respectively mainly due to our integration efforts and cost reduction initiatives. Restructuring charges for the three months ended March 29, 2025 primarily related to $5.7 million of assets written-off including property, plant and equipment, prepayments and other current assets as well as $1.4 million of charges for other contractual commitments associated with site closures driven by restructuring initiatives announced in April 2025 that will allow us to focus on other market opportunities including cloud and AI markets. The Company expects to incur further restructuring charges in the fourth quarter of fiscal year 2025 for employee severance and other personnel-related costs as a result of these actions, which we estimate to be less than $5.0 million.
Restructuring charges for the nine months ended March 29, 2025 include $12.4 million of assets written-off including property, plant and equipment, prepayments and other current assets primarily due to efforts to consolidate our sites and focus on other market opportunities including cloud and AI markets. In addition, we also recorded $3.0 million of charges related to the discontinuation of our in-house development of coherent Digital Signal Processors (“DSPs”) and Radio Frequency Integrated Circuits (“RFICs”).
During the three and nine months ended March 30, 2024, we recorded restructuring and related charges of $19.2 million and $36.0 million, respectively, primarily due to company-wide cost reduction initiatives, as well as our integration efforts as a result of the NeoPhotonics acquisition in August 2022.
Gain on Sale of Facility
On December 17, 2024, we entered into an agreement to sell our net assets in an entity in Shenzhen, China. On March 5, 2025, we completed the sale and received net proceeds of $47.8 million, which was net of cash of $17.6 million and direct selling costs of $1.1 million. The net assets sold consist primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $12.9 million, and were used by the Cloud and Networking segment for manufacturing and research and development activities. As a result, we recognized a gain on sale of facility of $34.9 million, which was recorded in our condensed consolidated statements of operations for the three and nine months ended March 29, 2025. We paid $4.4 million of withholding taxes on this sale transaction, which is recorded as part of the income tax provision for the three and nine months ended March 29, 2025. We also incurred $0.4 million and $0.7 million of indirect selling expenses related to this transaction, which was recorded as part of selling, general and administrative expenses in our condensed consolidated statements of operations for the three and nine months ended March 29, 2025.

Interest Expense
For the three months ended March 29, 2025 and March 30, 2024, we recorded interest expense of $5.7 million and $9.0 million, respectively. For the nine months ended March 29, 2025 and March 30, 2024, we recorded interest expense of $16.8 million and $28.4 million, respectively. The decrease in interest expense for the three and nine months ended March 29, 2025 is mainly due to the repayment of our 0.25% convertible senior notes due in 2024 (the “2024 Notes”) upon maturity in March 2024.
Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Foreign exchange and other gains (losses), net	$(3.6)	$3.7	$1.6	$(0.5)
Interest and investment income, net	7.8	12.6	26.2	51.4
Other income (expense), net	—	(0.1)	—	(0.1)
Total other income, net	$4.2	$16.2	$27.8	$50.8
Other income, net for the three months ended March 29, 2025 decreased by $12.0 million compared to the three months ended March 30, 2024 primarily due to an increase in net foreign exchange losses of $7.3 million. During the three months ended March 30, 2024, the Company had a net foreign exchange gain of $3.7 million as a result of strengthening other foreign currencies relative to the U.S. dollar as compared to a $3.6 million net foreign exchange loss during the three months ended March 29, 2025 mainly driven by the Japan term loans denominated in Japanese Yen. In addition, interest and investment income decreased by $4.8 million driven by lower short term investment balances primarily due to repayment of the 2024 Notes in March 2024.
Other income, net for the nine months ended March 29, 2025 decreased by $23.0 million from the nine months ended March 30, 2024 due to $25.2 million of decrease in interest and investment income driven by lower short term investment balances, as we used cash to purchase Cloud Light as well as the repayment of the 2024 Notes in March 2024, offset by an increase in net foreign exchange gain of $2.1 million mainly driven by strengthening of other foreign currencies relative to the U.S. dollar during the nine months ended March 29, 2025.
Provision (Benefit) for Income Taxes
The following table summarizes provision (benefit) for income taxes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Income tax provision	$4.9	$19.6	$26.7	$15.8
We recorded a tax provision of $4.9 million and $26.7 million for the three and nine months ended March 29, 2025, respectively. Our tax provision for the three months ended March 29, 2025 is primarily attributable to the income tax expense from uncertain tax positions and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions. Our tax provision for the nine months ended March 29, 2025 is primarily attributable to the income tax expense from pre-tax earnings, uncertain tax positions, interest on uncertain tax positions, foreign return to provision differences and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions.

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

Our estimated effective tax rate for the nine months ended March 29, 2025 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign rate differential, non-deductible stock-based compensation, current year valuation allowance change, and foreign income inclusions in the U.S., partially offset by the income tax benefit from permanent items and U.S. tax credits.

We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of March 29, 2025, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.
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
Financial Condition
Liquidity and Capital Resources
As of March 29, 2025 and June 29, 2024, our cash and cash equivalents were $516.4 million and $436.7 million, respectively. As of March 29, 2025 and June 29, 2024, our short-term investments of $350.3 million and $450.3 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy provide for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of March 29, 2025 and June 29, 2024 was $314.5 million and $306.9 million, respectively, which was primarily held by entities incorporated in the United Kingdom, Japan, Hong Kong, China, Switzerland, China and Thailand. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
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

Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of March 29, 2025 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
There are a number of factors that could positively or negatively impact our liquidity position, including:
•global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers, including the impact of trade wars, tariffs, trade restrictions including for certain rare earth minerals, and uncertainty in the banking and financial services industries;
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
•acquisitions or strategic transactions;
•the settlement of any conversion or redemption of our convertible notes in cash;
•the timing of settlement or other resolution of legal contingencies; and
•common stock repurchases under the share buyback program.

Contractual Obligations
The following table summarizes our contractual obligations as of March 29, 2025, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments Due
	Total	Less Than 1 Year	More Than 1 Year
Contractual Obligations
Asset retirement obligations	$7.6	$0.6	$7.0
Operating lease liabilities, including imputed interest (1)	39.9	12.8	27.1
Pension plan contributions (2)	1.6	1.6	—
Purchase obligations (3)	635.3	594.8	40.5
Term loans - principal (5)	67.2	10.3	56.9
Term loans - interest (5)	1.8	0.6	1.2
Convertible notes - principal (4)	2,514.7	—	2,514.7
Convertible notes - interest (4)	70.9	18.7	52.2
Total	$3,339.0	$639.4	$2,699.6
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of March 29, 2025, we expect to receive sublease income of approximately $2.4 million over the sublease periods.
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
(5) The amounts related to term loans include principal and interest on our Sumitomo Mitsui Banking Corporation (“SMBC”) term loan with a fixed annual interest rate of 0.88% and Mizuho Bank, Ltd. (“Mizuho”) term loan with a fixed annual interest rate of 0.90%. The SMBC term loan requires monthly principal payments with the remaining principal due on the loan maturity date of July 31, 2029 while the Mizuho term loan requires quarterly principal payments with the final payment due on September 20, 2029.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, which have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
As of March 29, 2025, the net carrying amount of our 2029 Notes of $600.1 million (principal balance of $603.7 million maturing in 2029) is presented in non-current liabilities. If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, our 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.

As of March 29, 2025, the net carrying amount of our 2028 Notes of $857.4 million (which have an aggregate principal amount of $861.0 million outstanding that matures in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of March 29, 2025, the net carrying amount of our 2026 Notes of $1,048.0 million (which have an aggregate principal amount of $1,050.0 million outstanding that matures in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheet.
As of March 29, 2025, the Company had $40.2 million in principal amount outstanding on our SMBC term loan, of which the short-term portion of $4.3 million is recorded as current liabilities while the long-term portion of $35.9 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
As of March 29, 2025, the Company had $27.0 million in principal amount outstanding on our Mizuho term loan, of which the short-term portion of $6.0 million is recorded as current liabilities while the long-term portion of $21.0 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
Share Buyback Program
We have a share buyback program that authorizes us to utilize up to an aggregate amount of $1.2 billion to purchase our own shares of common stock through May 2025. During the nine months ended March 29, 2025, we did not repurchase any shares of our common stock. Since the board of directors initially approved the share buyback program, we have repurchased 7.7 million shares in aggregate at an average price of $81.66 per share for a total purchase price of $630.4 million. We recorded the $630.4 million aggregate purchase price as a reduction of retained earnings within our condensed consolidated balance sheet. All repurchased shares were retired immediately. As of March 29, 2025, we have $569.6 million remaining under the share buyback program.
The price, timing, amount, and method of future repurchases will be determined based on our evaluation of business and market conditions, alternative investment opportunities, and other factors, at prices determined to be attractive and in the best interests of both the Company and our stockholders. The stock repurchase program may be suspended or terminated at any time.
Unrecognized Tax Benefits
As of March 29, 2025 and June 29, 2024, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $76.1 million and $83.0 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.

Cash Flows
Our balance of cash and cash equivalents increased by $79.7 million from $436.7 million as of June 29, 2024 to $516.4 million as of March 29, 2025. The increase in cash and cash equivalents during the nine months ended March 29, 2025 was due to cash from operating activities of $62.3 million and cash from financing activities of $42.1 million, offset by cash used in investing activities of $24.7 million.
Operating Cash Flow
Cash from operating activities was $62.3 million during the nine months ended March 29, 2025, which reflects a net loss of $187.4 million, offset by non-cash items of $309.4 million and changes in operating assets and liabilities of $59.7 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $44.9 million primarily due to higher inventory purchases and capital expenditures, an increase of $6.9 million in accrued payroll and related expenses mainly driven by our accrual on employee annual incentive plan, and an increase in income tax liabilities of $16.8 million primarily due to income tax provision for the nine months ended March 29, 2025, offset by an increase in accounts receivable of $64.4 million mainly driven by higher revenue, an increase of $25.7 million in inventories driven by inventory builds to support market demand, an increase of $21.7 million in prepayments and other current and non-current assets related mainly to value-added-tax receivables driven by higher recent capital expenditures and inventory purchases and a decrease of $15.3 million in accrued expenses and other current and non-current liabilities driven by payment of the net settlement amount of the Oclaro merger litigation and restructuring related payments.
Cash used in operating activities was $10.8 million during the nine months ended March 30, 2024, which reflects a net loss of $294.0 million and changes in operating assets and liabilities of $19.1 million, offset by non-cash items of $302.3 million. Changes in operating assets and liabilities were primarily driven by a decrease in accounts payable of $82.8 million primarily due to lower inventory purchases and linearity of payments, and a decrease in income tax liabilities of $37.3 million primarily due to annual income tax payments in Japan, offset by a decrease in accounts receivable of $37.2 million due to lower revenue and a decrease in inventories of $52.5 million primarily due to reduced inventory level in our Cloud & Networking business.
Investing Cash Flow
Cash used in investing activities of $24.7 million during the nine months ended March 29, 2025 was attributable to capital expenditures of $177.1 million, offset by net proceeds from sales or maturities of short-term investments of $104.3 million, $47.8 million of proceeds from sale of facility, net of cash transferred and selling costs, and proceeds from sales of property and equipment of $0.3 million.
Cash used in investing activities of $86.8 million during the nine months ended March 30, 2024 was attributable to cash used in the acquisition of Cloud Light of $700.9 million, net of cash acquired, capital expenditures of $108.4 million, and an intangible asset acquisition of $4.0 million, offset by net proceeds from sales or maturities of short-term investments of $727.5 million and proceeds from sales of property and equipment of $0.8 million.
Financing Cash Flow
Cash from financing activities of $42.1 million during the nine months ended March 29, 2025 was attributable to $76.5 million of proceeds from SMBC and Mizuho term loans and $8.3 million of proceeds from employee stock plans, offset by tax payments related to net share settlement of restricted stock of $36.3 million, payment for an intangible asset acquisition holdback of $1.0 million and $5.4 million of principal payments on term loans.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange loss of $3.6 million and net foreign exchange gain of $1.6 million in the condensed consolidated statements of operations for the three and nine months ended March 29, 2025, respectively.
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
We issued the 2029 Notes in June 2023, the 2028 Notes in March 2022 and the 2026 Notes in December 2019. As of March 29, 2025, the aggregate principal amount of the 2029 Notes, 2028 Notes and 2026 Notes is $603.7 million, $861.0 million, $1,050.0 million, respectively, and bear interest at a rate of 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2029 Notes, 2028 Notes and 2026 Notes will mature on December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes.
Interest Rate Fluctuation Risk
As of March 29, 2025, we had cash, cash equivalents, and short-term investments of $866.7 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of March 29, 2025, the weighted-average life of our investment portfolio was approximately nine months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 29, 2025, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $3.1 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.6 million.
Bank Liquidity Risk
As of March 29, 2025, we had approximately $355.1 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to our Business
•unfavorable economic and market conditions, including the impact of trade wars;
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
•our ability to sell to a significant customer, as well as higher tariffs and other trade restrictions between the U.S. and China;
•headwinds caused by heightened, scheduled, or threatened tariffs imposed by the U.S. or other countries;
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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, trade wars, and the effects of heightened, scheduled, or proposed tariffs, banking instability, capital expenditure reductions, unemployment, stock market volatility, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, ongoing conflicts in the Middle East, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. Further, conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve.
Adverse changes to and uncertainty in the global economy have affected industries in which our customers operate and have resulted in decreases in the rate of demand, consumption or use of certain of our customers’ products which, in turn, have resulted in, and may continue to result in decreased demand for our products, revenue fluctuations, increased price competition for our products, and increased the risk of excess and obsolete inventories as well as higher overhead costs as a percentage of revenue. Additionally, customers who had built up large inventories when supply chains were tight brought down inventories as supply constraints eased and in some cases these customers delayed projected shipments, which previously harmed our revenue and profitability. While conditions have continued to stabilize, future losses or delays may further harm our results of operations. The impact of economic challenges on the global financial markets could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions have led and may continue to lead to increased costs and have harmed and may continue to harm our ability to meet customer demand, adversely affecting our revenue and profitability. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, our prospects for growth may be negatively impacted, and we may experience material and adverse impacts on our business, operating results, and financial condition.
Adverse changes in political, regulatory and economic policies, including the threat of increasing tariffs, particularly to goods traded between the United States and China, could materially and adversely affect our business and results of operations.
Regulatory activity, such as tariffs, export controls, and economic sanctions laws have in the past and may continue to materially limit our ability to make sales to customers in China, which have in the past and may continue to harm our results of operations and financial condition. In February 2025, the U.S. imposed an additional 10% tariff on virtually all imports from China, which was subsequently increased to 20% in March 2025; an additional reciprocal tariff of 125% on most imports from China followed in April 2025. While certain products may be exempted at this time from certain of these tariffs (e.g. semiconductors and computers), the full impact of these tariff measures on our business is uncertain. Further, U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, computers, and other products derivative of critical minerals. China has recently imposed tariffs on imports onto China from the U.S. and imposed new export controls affecting exports of rare earth metals and other critical minerals; and our business may be materially and adversely impacted by these measures or by retaliatory trade measures taken by China or other countries. Additional changes to the trade policies of the U.S. and China are impossible to predict, and further changes or escalations in the trade policies of one or both countries may continue to affect our business.

Adverse regulatory activity, such as export controls, economic sanctions and the imposition of heightened trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence upon or use of products from each other (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States has recently announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers.” In May 2023, the Cyberspace Administration of China banned the sale of Micron's products to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Furthermore, imposition of new or additional tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the demand for, or sales of our products to customers located in China or other customers selling to Chinese end users or increase the cost for our products, which would directly impact our business and results of operations.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Alternative sources to mitigate the risk that the failure of any sole supplier will adversely affect our business are not feasible in all circumstances. If we were to lose any one of these or other critical sources, or if there is as an industry-wide increase in demand for, or the discontinuation of, raw materials used in our products, it could be difficult for us, or we may be unable, to find an alternative supplier or raw material, in which case our operations could be adversely affected. We are also subject to risk from increasing or fluctuating market prices of certain raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such raw materials have from time to time become restricted, or general market factors and conditions have in the past affected and may in the future affect pricing of such commodities (including, in particular, due to changes in applicable tariffs, inflation or other supply chain constraints).
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

Our financial results may be adversely affected due to changes in product demand impacted by recessions, increases in interest rates, stagflation, trade wars, effects of recent tariffs and other economic conditions.
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, trade wars, adverse changes in tariffs and trade policies, recessionary or lower-growth environments, high interest rates, tightening credit markets, equity market volatility or other negative economic factors in the U.S. or other countries. For example, under these conditions or expectation of such conditions, our customers in the past have canceled orders, delayed purchasing decisions or reduced their use of our services. In addition, adverse economic conditions have in the past, and could in the future, result in higher inventory levels and the possibility of resulting excess capacity charges from our contract manufacturers if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our contract manufacturers, suppliers and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our contract manufacturers, customers, suppliers and creditors and could cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if economic conditions deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.
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

We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, including additional changes to the Entity List restrictions, export regulations, or other trade restrictions. We are unable to predict the duration and scope of the restrictions enacted in May 2019 and thereafter. The U.S. government also added other customers of ours to the Entity List, such as FiberHome Technologies Group in May 2020, and may continue to do so or otherwise restrict our ability to ship products which may harm our business, financial condition and results of operations. BIS has continued to add other China-based technology companies to the Entity List, including those tied to super computing and artificial intelligence, further expanding the scope of companies subject to trade and export restrictions. Any further trade restrictions that impede our ability to export or sell our products and services could materially adversely affect our business, results of operations, financial condition and cash flows.
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
Our backlog may not be a reliable indicator of future operating results. As customer buying patterns normalize, order growth moderates, and supply chain conditions improve, we expect our backlog to reduce to a level generally in line with historical levels. Further, customer behaviors have been changing as a result of worldwide macroeconomic factors, including as a result of changes in the trade policies of the U.S. and its trading partners, including the effects of heightened, scheduled or threatened tariffs, and which has reduced demand and may continue to reduce demand for certain of our products and services. If we are not able to respond to and manage the impact of these supply challenges and behavioral changes effectively, or if general macroeconomic conditions or conditions in the industries in which we operate deteriorate, our business, operating results, financial condition, and cash flows could be adversely affected.

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
•changing market, economic, and political conditions, including the impact of changes in the trade policies of the U.S. or its trading partners, heightened, scheduled or threatened tariffs, changes in the applicable trade restrictions, including for certain rare earth minerals, any retaliatory actions in response thereto, and other trade restrictions, regulatory restrictions on imports or exports to withdraw from or materially modify international trade agreement, or
•our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures.
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

We continue to work with our suppliers to ensure that we are able to continue manufacturing and distributing our products, and in the quantities requested by our customers. Any disruption in the supply of the raw materials, packaging or components used in the manufacture and delivery of our products could have a material and adverse impact on our business, financial condition and results of operations. Limits on manufacturing availability or capacity, delays in production or delivery of components or raw materials, or effects associated with heightened, scheduled or threatened tariffs affecting our components or raw materials, could delay or inhibit our ability to obtain supply of components and produce finished goods inventory, and there can be no assurance that the supply chain impacts will not reoccur in the future. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business, results of operations and financial condition.
If we do not anticipate technological shifts, market needs and opportunities, we may not be able to compete effectively and our ability to generate revenues will suffer.
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
•impacts related to business disruptions and restrictions related to pandemics and endemics, including supply chain disruptions and labor shortages and differential impacts in different regions and geographies;
•changes in general IT spending;
•less effective protection of intellectual property;
•the imposition of government controls, inclusive of critical infrastructure protection;
•changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries, including changes in the trade policies of the U.S. and its trading partners, heightened, scheduled, or threatened tariffs, sanctions, or other costs or requirements which may affect our ability to import or export our products from various countries or increase the cost to do so, including government action to restrict our ability to sell to foreign customers where sales of products may require export licenses (See Risk Factor entitled “Our ability to sell our products to a significant customer has been restricted”); the restrictions in China on the export of gallium and germanium and other rare earth metals and critical minerals; and other retaliatory responses in the trade policies of the U.S. or foreign governments;

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
Our manufacturing operations and those of our contract manufacturers may be affected by natural disasters such as earthquakes, typhoons, tsunamis, fires and widespread health crises, changes in legal requirements, labor strikes and other labor unrest and economic, political or other forces that are beyond our control. For example, in the past one of our former contract manufacturers experienced a labor strike which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. We are heavily dependent on a small number of manufacturing sites. Our business and operations would be severely impacted by any significant business disruptions for which we may not receive adequate recovery from insurance. There has been an increased focus on corporate social and environmental responsibility in our industry. As a result, a number of our customers may adopt policies that include social and environmental responsibility provisions that their suppliers should comply with. These provisions may be difficult and expensive to comply with, given the complexity of our supply chain. We may be unable to cause our suppliers or contract manufacturers to comply with these provisions which may adversely affect our relationships with customers.
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
Further, certain of our suppliers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to import and export policies, the recent imposition of higher U.S. tariffs on many products from China, retaliatory actions taken by the U.S. and China in response to actions taken by the other, and risks related to, taxation and the treatment of intellectual property. Chinese laws and regulations are subject to frequent change, and if our suppliers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. We may continue to face uncertainty with respect to our suppliers’ abilities to supply products due to supply chain and inventory impacts, tax and trade policies, the effects of trade wars, including heightened, scheduled, and threatened tariffs, and government regulations affecting trade between the United States and other countries. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, for example, higher U.S. tariffs on the import of certain products manufactured in China (and vice-versa), could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results and financial condition.
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
Increasingly, countries around the world are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations. The Inflation Reduction Act of 2022 (the “IRA”) introduces a 15% corporate alternative minimum tax and a 1% excise tax on certain stock repurchases made by publicly traded U.S. corporations. While we are not currently expecting a material impact to our provision for income taxes by the 15% corporate alternative minimum tax under the IRA, if we become subject to this tax in the future, our financial results, including our earnings and cash flow, could be materially affected.
The Organization for Economic Cooperation and Development (the “OECD”) has proposed changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two. Many countries, including European Union member states have adopted or are considering adopting legislation to enact these proposals. We do not believe Pillar Two has any material effect on us at this time and will continue to monitor legislative development relating to Pillar Two and OECD model rules. In addition, the U.S. has withdrawn support for Pillar Two and has indicated that it may take action against countries with tax laws that disproportionately impact U.S. businesses, which may result in retaliatory taxes or other retaliatory actions against U.S. businesses. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.

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
The ultimate impact of any future widespread health crisis on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions may be taken in response to the crisis; the impact of the crisis and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility, including increasing levels of inflation in the United States; and global economic conditions and levels of economic growth. In addition, the global economic volatility related to any health crisis may significantly impact the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses creating significant volatility.

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and the Nasdaq Global Select Market (“Nasdaq”) listing requirements. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, and to integrate our acquisitions into our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant time and operational resources, including accounting-related costs and significant management oversight.
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
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies and global events that may interfere with our ability to hire or retain workers who require visas or entry permits. For example, if the U.S. implemented travel restrictions or changed visa requirements, our ability to hire and retain employees could be impacted. Additional changes in immigration laws, regulations or procedures in jurisdictions in which we hire workers may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.
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
We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments, and other matters, in our annual Corporate Social Responsibility Report, on our website, in certain filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, for any revisions to them, or for our disclosures related to such matters, or for our policies and practices related to these matters. Opinions, perspectives, and expectations on sustainability and governance matters may differ amongst our stakeholders and may evolve over time. We have been and may continue to be subject to conflicting expectations and views on various matters, and legal requirements and interpretations may change. Our actual or perceived failure to meet evolving stakeholder expectations, or achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise materially harm our business.
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
We are also subject to laws and regulations relating to our collection, use, protection and other processing of personal data of our employees, customers and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted the GDPR, which became effective in May 2018, establishing stringent requirements for data protection in Europe and providing for substantial penalties for noncompliance. Brazil passed the General Data Protection Law, which became effective in August 2020, to regulate processing of personal data of individuals. It also provides for substantial penalties for noncompliance. Additionally, California has the CCPA, which went into effect on January 1, 2020, and which was amended and supplemented by California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. Other legislation relating to privacy, data protection and cybersecurity has been proposed or adopted in several other states, including the enactment of legislation similar to the CCPA and CPRA enacted in numerous states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation. The effects and impact of these or other laws and regulations relating to privacy, data protection and cybersecurity are potentially significant and may require us to modify practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to privacy, data protection and cybersecurity continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those legal requirements relating to privacy, data protection and cybersecurity that apply to us now or in the future.
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
Our common stock is listed on the Nasdaq Global Select Market under the symbol “LITE.” The market price of our common stock has fluctuated in the past and may fluctuate significantly due to a number of factors, some of which may be beyond our control and may often be unrelated or disproportionate to our operating performance. These include:
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
•changes in global political tensions that may affect business with our customers, such as trade wars caused by or resulting in the imposition of heightened or scheduled proposed tariffs or the possibility of future tariffs;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We did not have any repurchases of shares of our common stock during the three months ended March 29, 2025, as shown in the table below. (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximation Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
December 29, 2024 to January 25, 2025	—	$—	—	$569.6
January 26, 2025 to February 22, 2025	—	$—	—	$569.6
February 23, 2025 to March 29, 2025	—	$—	—	$569.6
Total	—	$—	—	$569.6
(1) On May 7, 2021, we announced that our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024. On April 5, 2023, our board of directors approved a further increase in our share buyback program, which authorizes us to utilize up to an aggregate amount of $1.2 billion (an increase from $1.0 billion) to purchase our own shares of common stock through May 31, 2025, but may be suspended or terminated at any time.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
On February 11, 2025, Jae Kim, our Senior Vice President, General Counsel, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 20,352 shares of our common stock. The actual number of shares sold under the trading arrangement will depend on restricted stock units (“RSUs”) and shares acquired through employee stock purchase plan (the “ESPP”) subject to the trading arrangement and be net of shares withheld for taxes upon vesting and settlement of the RSUs and the ESPP subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 11, 2026, or earlier if all transactions under the trading arrangement are completed.
On February 11, 2025, Wupen Yuen, our President, Cloud & Networking, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time, for an aggregate of up to 28,299 shares of our common stock. The actual number of shares sold under the trading arrangement will depend on RSUs and shares acquired through the ESPP subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 11, 2026, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Offer Letter entered into by Lumentum Holdings Inc. with Michael Hurlston, dated January 28, 2025.	8-K	001-36861	10.1	2/3/2025
10.2	Transition Agreement entered into by Lumentum Holdings Inc. with Alan Lowe, dated February 2, 2025.	8-K	001-36861	10.2	2/3/2025
10.3	2025 Inducement Equity Incentive Plan.	S-8	333-284742	4.3	2/6/2025
10.4	Form of Restricted Stock Unit Agreement under 2025 Inducement Equity Incentive Plan.	S-8	333-284742	4.4	2/6/2025
10.5	Form of Performance Stock Unit Agreement under 2025 Inducement Equity Incentive Plan.	S-8	333-284742	4.5	2/6/2025
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 29, 2025 and March 30, 2024; (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 29, 2025 and March 30, 2024; (iii) Condensed Consolidated Balance Sheets as of March 29, 2025 and June 29, 2024; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 29, 2025 and March 30, 2024; (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 29, 2025 and March 30, 2024, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X

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

LUMENTUM HOLDINGS INC.

Date:	May 6, 2025	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer