Form 10-K
period 2025-06-28
Lumentum Holdings Inc.
filed 2025-08-19
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,704 million, based on the closing sales price of the registrant’s common stock on December 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) of $84.36 per share, as reported on the Nasdaq Global Select Market. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 12, 2025, the Registrant had 69.9 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K are hereby incorporated by reference from the definitive proxy statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 28, 2025.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the expected benefits of our acquisitions, macroeconomic conditions, including supply chain conditions and inventory management by our customers, the effects of the COVID-19 pandemic, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and research and development efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, international trade regulation and restrictions (including tariffs, duties, and export controls to be implemented by the U.S. and other countries), market and regulatory conditions, trends and uncertainties in our business and financial results, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “believe,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A of this Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
PART I
ITEM 1.    BUSINESS
General
Overview
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is a leading provider of optical and photonic products and is recognized as an industry leader based on revenue and market share. Our products are essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications. We operate in two end-market focused reportable segments, Cloud & Networking and Industrial Tech.
Our Cloud & Networking products comprise a comprehensive portfolio of optical and photonic chips, components, modules, and subsystems supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers who are building cloud data center and network infrastructures. Our products enable high-capacity optical links for cloud computing, AI/ML workloads, and data center interconnect (“DCI”) applications, as well as for communications service provider networks. Our offerings support access (local), metro (intracity), long-haul (intercity and global), and submarine (undersea) network infrastructure. Additionally, our Cloud & Networking products serve enterprise network infrastructure needs, including storage area networks (“SANs”), local area networks (“LANs”), and wide area networks (“WANs”). Demand for our products is fueled by the ongoing expansion of network capacity required to support cloud and services, AI/ML processing, streaming video, video conferencing, wireless and mobile connectivity, and the internet of things (“IoT”).
Our Industrial Tech products include short-pulse solid-state lasers, kilowatt-class fiber lasers, diode lasers, and gas lasers, serving a wide range of end-markets applications. In the consumer market, our laser light sources are integrated into customers’ 3D sensing cameras, primarily used in mobile devices. In the industrial manufacturing market, our lasers are embedded in machine tools used for precision material processing across diverse industries, including semiconductor and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Adoption of our Industrial Tech products is driven by the need to advance semiconductor and microelectronics technology roadmaps and by Industry 4.0 and 5.0 trends that emphasize greater manufacturing precision, flexibility, and sustainability.
We have a global footprint that enables us to address global market opportunities for our products with employees engaged in research and development (“R&D”), administration, manufacturing, support and sales and marketing activities in various locations worldwide. We have manufacturing capabilities and facilities in North America, Asia-Pacific and Europe. Our headquarters are located in San Jose, California, and we employed approximately 10,562 full-time employees around the world as of June 28, 2025.

Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015. In August 2015, the Company was spun-off from JDSU and became an independent publicly traded company through the distribution of our common stock by JDSU to its stockholders. In 2015, the remaining parent company, JDSU, was renamed Viavi Solutions Inc. (“Viavi”). Our business traces its origins to Uniphase Corporation, which was formed in 1979 and became publicly traded in 1992. Uniphase was originally a supplier of commercial lasers, and later became a leading supplier of optical transmission products. In 1999, JDS Fitel Inc., a pioneer in products for fiber optic networking which was formed in 1981, merged with Uniphase to become JDSU, a global leader in optical networking. Subsequent acquisitions by JDSU broadened the depth and breadth of what is now Lumentum’s businesses, as well as the intellectual property, technology and product offerings of the company. The fundamental laser and photonic component technologies which we acquired through various acquisitions form the basis of cloud and communications optical network infrastructure today. These technologies will continue to enable us to develop highly integrated products to satisfy our customers’ ever-increasing needs for smaller, lower power and lower cost optical and photonic products.
In December 2018, we completed the acquisition of Oclaro, Inc. (“Oclaro”), which enhanced our product portfolio by adding Oclaro’s indium phosphide laser and photonic integrated circuit technologies, as well as its coherent component and module capabilities. These additions broadened our revenue mix and strengthened our position to meet the evolving needs of our customers.
In August 2022, we completed the acquisition of NeoPhotonics Corporation (“NeoPhotonics”), which expanded our opportunities in optical components used in cloud and telecom network infrastructure.
In August 2022, we completed a transaction to acquire IPG Photonics’ telecom transmission product lines (“IPG telecom transmission product lines”) that develop and market products for use in telecommunications and datacenter infrastructure, including coherent Digital Signal Processors (“DSPs”), application-specific integrated circuits (“ASICs”) and optical transceivers.
In November 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). Our Cloud Light business designs, markets, and manufactures advanced optical modules for data center interconnect applications. The acquisition has enabled us to be well-positioned to serve the growing needs of cloud and networking customers, particularly those customers focused on optimizing their data center infrastructure for the demands of AI/ML.
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
Additionally, the manufacturing industry's pursuit of higher precision, innovative materials, and improved efficiency fuels demand for industrial laser-based solutions. Lumentum is well-positioned to capitalize on this trend through the provision of ultrafast lasers for micromachining and advanced material processing, as well as laser emitters for 3D sensing applications.
While we maintain a positive outlook on the long-term prospects for our products and technologies, we acknowledge the presence of industry and market risks and uncertainties, including fluctuations in supply and demand, that have led to volatility in our business and financial performance.

Supply Chain and Inventory Management
Our supply chain is complex, and we need to manage supply of certain components required to build our products while confronted with fluctuating demand from our customers. Our business and our customers’ businesses were negatively impacted by worldwide logistics and supply chain issues during and following the COVID-19 pandemic, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. From time to time, we experience shortages of the types of components we and our customers require in our products, and we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
In addition, through fiscal year 2024, we experienced significant fluctuations in demand as customers delayed projected shipments or built up inventory in response to supply shortages and then brought down inventories as supply chain constraints eased. Our revenue fluctuated in response to these changes in demand and our margins were adversely impacted as we were not been able to fully recover costs, such as underutilized manufacturing capacity. However, during fiscal year 2025, network equipment manufacturers continued to normalize inventory levels and we saw increasing demand from AI and cloud customers as they continue to expand their data centers.
Due to worldwide operations, we and our customers are also subject to risks relating to the global trade environment. The Company is actively monitoring and assessing the global trade environment, particularly with respect to recent changes and proposed changes in tariff regulations and trade restrictions. The ongoing uncertainty surrounding trading policies, including the potential for additional tariffs, restrictions related to our customers and retaliatory measures by non-U.S. governments, continues to create a volatile environment that could disrupt our operations. The imposition of tariffs on certain imported goods and materials and export controls on critical components may increase our costs and place upward pressure on the cost of goods sold, which, in turn, may reduce our gross margins if we are unable to pass these costs onto customers through price increases.
If these tariff-related cost increases persist or escalate, our financial results could be adversely affected, including lower profitability. Additionally, changes in the global trade landscape could result in reduced market competitiveness and a slowdown in consumer demand as well as disruptions to our supply chain, including longer lead times, higher shipping costs, or limited availability of key inputs. This may constrain our ability to meet customer demand in a timely manner, potentially affecting our revenue growth and operational efficiency. The impact of tariffs on our business is hard to predict, as it is dependent on negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs or trade restrictions in the U.S. or other countries.
For more information on risks associated with supply chain constraints and customer inventory, refer to Item 1A “Risk Factors” of this Annual Report.
Geopolitical Developments
As a global business with operations spanning diverse geographic regions, we are exposed to geopolitical risks. Fluctuations in the geopolitical landscape, including war, military conflicts, changes in export regulations, the effects of heightened, scheduled, or proposed tariffs, and shifts in national priorities and foreign relations policies, can significantly impact our business. For instance, modifications to trade restrictions and export regulations can adversely affect both product demand and our ability to supply customers, which would harm revenue and profit margins. Moreover, disruptions in our customers' supply chains due to geopolitical events could reduce or delay their demand for our products, ultimately impacting our revenue and operating results.
For more information on risks associated with the change in geopolitical landscape and regulatory actions, refer to Item 1A “Risk Factors” of this Annual Report.

Reportable Segments
We have two reportable segments, Cloud & Networking and Industrial Tech. The two operating segments were primarily determined based on how our Chief Operating Decision Maker (“CODM”) views and evaluates our operations. The CODM regularly reviews operating results to make decisions about resources to be allocated to the segments and to assess their performance. Our CODM allocates resources to the segments based on their business prospects, competitive factors, segment net revenue and segment profit. Segment profit includes operating expenses directly managed by operating segments, including research and development, and direct sales and marketing expenses. Segment profit does not include stock-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring and related charges, and certain other charges. Additionally, we do not allocate certain marketing and general and administrative expenses, as these expenses are not directly attributable to our operating segments.
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
Trends
The convergence of cloud computing and AI is driving rapid innovation and expansion in optical hardware for hyperscale cloud operators. The immense computational demands of training and running AI models are driving a shift to high-speed photonics from traditional electrical interconnects. Additionally, the surging data traffic generated by video streaming, search engines, e-commerce, and other cloud services fuels the expansion of data center infrastructure.
Photonic solutions offer substantial advantages over electrical connections, including ultra-fast data transmission at higher volumes and reduced susceptibility to electromagnetic interference. As a result, high-speed photonics are increasingly deployed to alleviate data traffic bottlenecks, accelerating AI model training and enhancing high-performance computing (“HPC”) efficiency. To address these challenges, web-scale companies are investing heavily in optical hardware solutions, including high-speed optical transceivers.
A key innovation within data center photonics is the adoption of 200G lane speed optical components, which double data transfer rates compared to traditional 100G lanes. This advancement can significantly accelerate AI and HPC applications, optimizes the utilization of compute cluster hardware, and positions data centers for future scaling as AI demands intensify.
In addition, optical circuit switches are increasingly deployed to meet escalating data transport requirements within data centers. These switches support high port counts and can dynamically connect any input fiber to any output fiber to form continuous optical paths.
To enable seamless data exchange between geographically dispersed data center units, high-speed data center interconnects (“DCIs”) are being constructed. DCI technology optimizes resource utilization by allowing cloud data centers to leverage computing power across multiple locations.
The exponential growth of data across industries is driving the expansion of long-haul, metro, and access networks. Dense wavelength-division multiplexing (“DWDM”) technologies are being leveraged to increase data speeds while reducing costs. High-end networking equipment must now handle both legacy and internet protocol traffic while meeting stringent requirements for bandwidth, scalability, speed, reliability, compactness, and cost-effectiveness.

The dynamic and unpredictable nature of network traffic demands agile optical networks capable of adapting to changing conditions. Technologies like Reconfigurable Optical Add-Drop Multiplexers (“ROADMs”), wavelength-selective switches, and tunable transmission products facilitate remote capacity adjustments, reducing the need for manual interventions.
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
In metro and long-haul optical networks, Lumentum offers a comprehensive suite of coherent and direct detect optical transmission components and modules and optical transport solutions. Our tunable transceivers and transmitter modules and high-speed coherent components are essential to DWDM systems and maximize fiber capacity and minimize cost per bit.
For optical transport applications, we offer a broad range of products, including ROADMs, optical amplifiers, and optical channel monitors to efficiently switch, route, and condition optical signals. Our portfolio also includes pump lasers for optical amplifiers and passive components such as switches, attenuators, and WDMs. Beyond discrete components, we provide integrated modules, circuit packs, and subsystems for amplification, switching, and wavelength management. Additionally, our transport offerings include optical circuit switches for data center applications, helping to reduce power consumption and improve overall network efficiency.
Lumentum's commitment to innovation, particularly in photonic integration, drives the development of optical products that meet the evolving demands of data centers. Each product generation offers enhanced functionality, reduced size, lower power consumption, and improved cost-effectiveness. By providing a wide range of innovative optical solutions, from components to integrated modules to complete systems, we enable our customers to build the high-performance data center and communication networks of today and engineer those of the future.
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
Trends
The industrial laser market is driven by the relentless pursuit of precision and efficiency in material processing. Fiber lasers have surpassed gas lasers in sheet metal processing and welding due to their superior power, beam quality, power efficiency and cost-effectiveness. This technology empowers manufacturers across metal fabrication, automotive, and electronics to produce smaller, lighter, and more functional products from advanced materials.
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
In the consumer market, laser light sources are integral to 3D sensors primarily used in mobile devices. This technology enables real-time depth perception, transforming image capture and granting devices the ability to perceive the world in three dimensions. Applications span biometric identification, computational photography, virtual and augmented reality, and natural user interfaces.
Offerings
We offer a comprehensive range of industrial lasers to address diverse manufacturing needs. Our fiber lasers deliver kilowatt-class output power and excellent beam quality, making them ideal for sheet metal processing and general manufacturing applications. Additionally, high-power, solid-state and ultrafast lasers are used by manufacturers for precision machining tasks like drilling in printed circuit boards, wafer singulation, glass cutting, and solar cell scribing. Our 3D sensing products are primarily laser light sources, including higher performance VCSELs and VCSEL arrays.
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
On November 7, 2023, we completed the acquisition of Cloud Light (the “Cloud Light Closing Date”). During fiscal year 2023, we completed our acquisition of NeoPhotonics and IPG telecom transmission product lines. Refer to “General - Overview” above and “Note 4. Business Combination” to the consolidated financial statements for additional information.
Research and Development
We devote substantial resources to research and development (“R&D”) for the development of new and enhanced products to serve our current markets and attractive new markets for our technology. We also expend significant engineering resources to enhance both product performance and our ability to manufacture products in greater volume and at lower cost.

In our Cloud & Networking segment, we are maintaining our capability to provide leading products throughout the network, while focusing on several important sub-segments. We are making significant investments in next generation optical components for cloud data center and AI/ML applications, including higher speed and higher optical power laser chips for use in high-speed datacom transceivers and data interconnection solutions. We are also investing in the development of new high-speed optical transceiver modules for use in cloud data center, AI/ML, and DCI applications. In addition, we are investing in the emerging optical circuit switching market to enable direct data transmission between fiber optic cables in data centers within the optical plane. We continue to invest in research and development to develop innovative components and modules for telecommunications networks, such as higher capacity ROADMs and tunable laser and coherent components and transceiver modules needed for long-haul and metro applications. We are also responding to market needs for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems and circuit packs.
In our Industrial Tech segment, we continue to develop new solid-state, fiber, and ultrafast short pulse lasers that leverage our technologies. These products are targeted at serving customers engaging in the semiconductor device, solar cell, display, and electric vehicle and battery manufacturing markets as well as broader materials processing and precision micromachining end-markets. We also continue to develop new and enhanced laser diode products with higher performance and efficiency at lower cost, primarily for the consumer end-market.
Manufacturing
We use a combination of our own wafer fabrication facilities, or wafer fabs, assembly and test facilities, as well as third-party contract manufacturers to produce our products. Our significant manufacturing facilities are located in the United States, Thailand, China, the United Kingdom, Slovenia, and Japan.
In fiscal year 2023, we expanded our manufacturing footprint with the acquisition of NeoPhotonics. In fiscal year 2024, we acquired Cloud Light which further added manufacturing facilities in Asia. We have undertaken various initiatives to consolidate and restructure certain of our manufacturing and operational sites, particularly in light of efficiencies and synergies achievable from prior acquisitions, while also expanding overall manufacturing capacity for new and high growth product lines.
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
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 28, 2025, we owned approximately 1,020 U.S. patents and 1,100 foreign patents with expiration dates through 2045 and had approximately 780 patent applications pending throughout the world.
Seasonality
Our revenue may be influenced on a quarter-to-quarter basis by customer demand patterns and new product introductions. Some of our products may be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.

Customers
During fiscal years 2025, 2024, and 2023, net revenue generated from a single customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Customer A	16.0%	11.4%	15.3%
Customer B	15.4%	18.9%	*
Customer C	*	*	12.1%
Customer D	*	*	10.5%
*Represents less than 10% of total net revenue
Backlog
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
Human Capital Resources
As of June 28, 2025, we employed approximately 10,562 full-time employees, including approximately 8,706 employees in manufacturing, 1,132 employees in R&D and 724 employees in SG&A. Of the 10,562 employees, approximately 2% are represented by three national collective bargaining agreements with local chapters in Slovenia, Italy and Brazil and two labor unions in China. We believe that our relations with both our union and non-union employees are in good standing.
We believe that the future performance of our Company relies on the strength of our employees, and our ability to recruit, retain, develop and motivate the services of executive, engineering, sales and marketing, and support personnel is critical to our success. We strive to meet these objectives by offering competitive pay and benefits in a diverse, inclusive and safe workplace and by providing opportunities for our employees to grow and develop their careers.
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

Employee Recruitment, Retention and Development

We are committed to recruiting, hiring, retaining, promoting and engaging a global, diverse workforce to best serve our global customers, suppliers, and partners. We have established relationships with professional associations and industry groups to proactively attract talent, and we partner with universities for our internship program. We believe that our commitment to our internship program and university partnerships contributes to developing the next generation of talent and provides a pipeline of recent college graduates into our talent pool.

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
Global Trade and Export Controls
As a global business, we operate in many jurisdictions and our products and services are subject to diverse and evolving import and export laws, including international treaties, U.S. export controls and sanctions, customs regulations, and local trade laws. These regulations may delay product launches, restrict our operations in certain regions, or limit dealings with specific entities or individuals, particularly where sensitive or controlled technology is involved. For instance, the U.S. and other governments have imposed restrictions on certain semiconductors and telecommunications products and components, which limit both sales of our products and our access to product components. At the same time, noncompliance with these trade regulations could significantly hinder our ability to operate in some markets or serve particular customers.
For additional information concerning regulatory compliance and a discussion of the risks associated with governmental regulations that may materially impact us, refer to Item 1A “Risk Factors” of this Annual Report.
International Operations
During fiscal years 2025, 2024 and 2023, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped represented 81.0%, 73.8% and 86.3% of net revenue, respectively. Frequently, customers request shipment of our products to their factories, contract manufacturer factories, or other locations in countries that differ from their headquarter location (which in many cases is in the U.S.). Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as described above. Refer to “Note 17. Operating Segments and Geographic Information” to the consolidated financial statements. For information regarding risks associated with our international operations, refer to Item 1A “Risk Factors” of this Annual Report.
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
Risks Related to our Business
•unfavorable economic and market conditions, including the impact of trade restrictions or regulations, including tariffs, duties and export controls;
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
•our ability to sell to a significant customer, as well as higher tariffs and other trade restrictions between the U.S. and other countries, including China and Thailand;
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
•the failure or absence of business continuity plans with respect to our global facilities and operations;
•the unpredictability of our results of operations;
•our ability to protect our product and proprietary rights;
•factors relating to our intellectual property rights as well as the intellectual property rights of others;
•actions taken by authorized or unauthorized resellers or distributors that adversely affect our reputation or violate import or export regulations;
•litigation risks, including intellectual property litigation;
•our reliance on licensed third-party technology; and
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting
Risks Related to Human Capital
•our ability to hire and retain key personnel
•the effects of immigration policy on our ability to hire and retain employees; and
•employment related disputes and claims
Risks Related to Legal, Regulatory and Compliance
•our ability to obtain government authorization to export our products; and
•changes in social and environmental responsibility regulations, policies and provisions, as well as government, customer, business partner, investor or other stakeholder demands
Risks Related to Our Common Stock
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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, trade wars, and the effects of heightened, scheduled, or proposed tariffs, banking instability, capital expenditure reductions, unemployment, stock market volatility, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, ongoing conflicts in the Middle East, the conflict between Cambodia and Thailand, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. Further, conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve.
Adverse changes to and uncertainty in the global economy have affected industries in which our customers operate and have resulted in decreases in the rate of demand, consumption or use of certain of our customers’ products which, in turn, have resulted in, and may in the future result in, decreased demand for our products, revenue fluctuations, increased price competition for our products, and increased the risk of excess and obsolete inventories as well as higher overhead costs as a percentage of revenue. For example, customers who had built up large inventories when supply chains were tight related to the COVID-19 pandemic brought down inventories as supply constraints eased and in some cases these customers delayed projected shipments, which harmed our revenue and profitability. While conditions have continued to stabilize, in some respects, these conditions may recur in the future, and similar losses or delays may harm our results of operations. The impact of economic challenges on the global financial markets could negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions have led and may continue to lead to increased costs and have harmed and may continue to harm our ability to meet customer demand, adversely affecting our revenue and profitability. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate, our prospects for growth may be negatively impacted, and we may experience adverse impacts on our business, operating results, and financial condition.
Adverse changes in political, regulatory and economic policies, including the threats of increasing worldwide tariffs for goods imported into the United States and of escalating retaliatory measures, could adversely affect our business and results of operations.
U.S. regulatory activity, such as tariffs, export controls, and economic sanctions laws have in the past, and may in the future, materially limit our ability to make sales to customers in certain regions of the world, including China, and which have in the past, and may in the future, increase our costs and harm our results of operations and financial condition. Throughout 2025, the U.S. imposed a series of tariffs on imported goods. While these tariffs are positioned to have the most significant impacts on goods originating from China, nearly all countries worldwide are impacted at levels ranging from 15% to stacked tariffs in excess of 100% in some cases. The tariff landscape continues to evolve daily and, as a result, the full impact of these tariff measures on our business is uncertain. In addition to the geographic tariffs, U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, computers, and other products derivative of critical minerals.
Outside of the U.S., retaliatory measures from various countries also have in the past, and may in the future, adversely impact business operations. Such measures include tariffs on imports from the U.S. into countries such as China, as well as export control measures. For example, China imposed new export control measures affecting exports of rare earth metals and other critical minerals, limiting our ability to access these materials. Additional changes to the trade policies of the U.S. and China are impossible to predict, and further changes or escalations in the trade policies of one or both countries may continue to affect our business.

Adverse regulatory activity, such as export controls, economic sanctions and the imposition of heightened trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence on or use of products from each other (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States has recently announced new requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers.” In May 2023, the Cyberspace Administration of China banned the sale of products from Micron Technology to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Furthermore, imposition of new or additional tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the demand for, or sales of our products to customers located in China or other customers selling to Chinese end users or increase the cost for our products, which would directly impact our business and results of operations.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and, as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Alternative sources to mitigate the risk that the failure of any sole supplier will adversely affect our business are not feasible in all circumstances. If we were to lose any one of these or other critical sources, or if there is as an industry-wide increase in demand for, or the discontinuation of, raw materials used in our products, it could be difficult for us, or we may be unable, to find an alternative supplier or raw material, in which case our operations could be adversely affected. We are also subject to risk from increasing or fluctuating market prices of certain raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such raw materials have from time to time become restricted, or general market factors and conditions have in the past affected and may in the future affect pricing of such commodities (including, in particular, due to changes in applicable tariffs, inflation, trade restrictions, or other supply chain constraints). For example, China’s recent export controls affected the availability and price of rare earth metals and other critical minerals for us as well as our supply chain and customers, adversely affecting our operations, margins and sales.
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
Customer demand for our products may be impacted by weak economic conditions, inflation, stagflation, trade wars, adverse changes in tariffs and trade policies, recessionary or lower-growth environments, high interest rates, tightening credit markets, equity market volatility or other negative economic factors in the U.S. or other countries. For example, under these conditions or expectation of such conditions, our customers in the past have canceled orders, delayed purchasing decisions or reduced their use of our services. In addition, adverse economic conditions have in the past, and could in the future, result in higher inventory levels and the possibility of resulting excess capacity charges from our contract manufacturers if we need to slow production to reduce inventory levels. Further, in the event of a recession or threat of a recession our contract manufacturers, suppliers and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our contract manufacturers, customers, suppliers and creditors and could cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if economic conditions deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be adversely affected.
Our ability to sell our products to a significant customer has been restricted.
In August 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. and certain of its affiliates (collectively, “Huawei”) to U.S. technology, software and equipment produced domestically and abroad. The final rules prevent us from selling certain products subject to the Export Administration Regulations (“EAR”) to identified Huawei entities without a license issued by BIS. Further, even if we are able to obtain an export authorization to sell certain products to Huawei in the future, Huawei may not be able to source products from other suppliers due to the applicable export restrictions, which could then adversely impact Huawei’s demand for our products. All U.S. companies are dependent on the ability to obtain export authorizations to sell to Huawei. Until such export authorizations are available or the export restrictions are lifted, we are limited in our ability to sell our products, which could negatively impact our business, financial condition and operating results.

Based on internal review conducted in 2023, we determined that our products may be “subject to the EAR” and consequently restricted for export, reexport, and transfer to Huawei. As a result, we stopped all of our product shipments to Huawei, historically our largest networking customer in China, in the beginning of calendar year 2024.

We submitted voluntary self-disclosures to BIS regarding certain product shipments we made to Huawei following the adoption of the final rules. In August 2024, we received an administrative subpoena from BIS requesting the production of records in connection with our business with Huawei. We also received a related subpoena from the U.S. Department of Justice (“DOJ”) that also requested information regarding our business with Huawei. We have been and will continue to cooperate with BIS and DOJ in responding to the subpoenas and their ongoing reviews. Any failure or alleged failure to comply with export controls laws and policies could have negative consequences, including significant legal costs, penalties, denial of export privileges and debarment from participation in U.S. government contracts, any of which could have an adverse effect on our operations, reputation and financial condition.
Under the current regulatory policy and rules, our business with Huawei is now completely restricted. In addition to being unable to supply any products to Huawei, we are also currently unable to work with Huawei on future product developments, or confer any benefit to Huawei, and expect this to continue while Huawei remains subject to the export control restrictions. This cessation of all business activities with Huawei has negatively impacted our revenue from Huawei and has negatively impacted our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves.
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries. We are unable to predict the duration and scope of the restrictions enacted in May 2019 and thereafter. Other customers, such as FiberHome Technologies Group, are also subject to export control restriction since May 2020, and BIS may continue to expand restrictions to other cutomers or otherwise restrict our ability to ship products. Any further export or trade restrictions that impede our ability to export or sell our products and services could adversely affect our business, results of operations, financial condition and cash flows.

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
Disruptions in access to bank deposits or lending commitments due to bank failures could adversely affect our liquidity, our business and financial condition. The failure of any bank or financial institution in which we deposit our funds or assets could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.
Our backlog may not be an accurate indicator of our level and timing of future revenues.
Our backlog may not be a reliable indicator of future operating results. Further, customer behaviors have been changing as a result of worldwide macroeconomic factors, including as a result of changes in the trade policies of the U.S. and its trading partners, such as the effects of heightened, scheduled or threatened tariffs, and which has reduced demand and may continue to reduce demand for certain of our products and services. If we are not able to respond to and manage the impact of these supply challenges and behavioral changes effectively, or if general macroeconomic conditions or conditions in the industries in which we operate deteriorate, our business, operating results, financial condition, and cash flows could be adversely affected.
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
•the impact of inflation on costs and on demand for our products;
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

•changing market, economic, and political conditions, including the impact of changes in the trade policies of the U.S. or its trading partners, heightened, scheduled or threatened tariffs, changes in the applicable trade restrictions, including for certain rare earth minerals, any retaliatory actions in response thereto, and other trade restrictions, regulatory restrictions on imports or exports to withdraw from or materially modify international trade agreements, or
•our introduction of new products and enhancements, or entry into new markets with different pricing and cost structures.
We have also seen, and may continue to see, our gross margins negatively impacted by increases in component costs, logistics costs, elevated inventory balances, and pricing pressure. Failure to sustain or improve our gross margins reduces our profitability and may adversely affect our business, financial condition and results of operations.
Challenges relating to supply chain constraints, including semiconductor components, could adversely impact our business, results of operations and financial condition.
Due to increased demand across a range of industries, our business and customers’ businesses have experienced and could, in the future, experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages. These supply constraints have adversely affected and could further affect availability, lead-times and cost of components, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. These challenges have resulted in extended lead-times to our customers or accelerated ordering for certain of our products that resulted in inventory backlog that was subsequently managed down, resulting in reduced ordering. Ordering patterns may be difficult to predict and we have experienced and may, in the future, experience negative impacts to our revenue and profitability as well as our ability to achieve our forecasts.
Any disruption or delay in the production, delivery or supply of the raw materials, packaging or components used in the manufacture and delivery of our products, including delays and limits associated with heightened, scheduled or threatened tariffs affecting our components or raw materials, or limits on manufacturing availability or capacity, could delay or inhibit our ability to produce finished goods inventory. These supply chain constraints and their related challenges could result in shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our business, results of operations and financial condition.
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
The markets in which we operate are dynamic and complex, and our success depends on our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions and enhancements, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business and we expect that these historical trends will continue. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. In addition, the markets in which our customers compete experience rapid changes in technology, customer requirements, competitive products, and industry standards, which may impact the demand for our products or products that we are developing. For example, markets driven by AI/ML technology are changing rapidly and therefore, the demand for our products that address these markets may change and is difficult to predict. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs. Future demand for our products is uncertain and will primarily depend on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline which could adversely impact our business, results of operations and financial condition.
The market for optical communications products in particular has matured over time and these products have increasingly become subject to commoditization. Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we remain reliant on an integrated customer and market approach that anticipates end customer needs as requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for established legacy products. If we fail to continue to develop enhanced or new products that enable us to increase revenues while maintaining consistent margins, or over time are unable to adjust our cost structure to continue to competitively price more mature products, our financial condition and results of operations could be adversely affected.
We rely on a limited number of customers for a significant portion of our sales; and the majority of our customers do not have contractual purchase commitments.
We have consistently relied on a small number of customers for a significant portion of our sales. We expect that this customer concentration will continue in the future, and we expect that our financial performance in certain business lines and growth prospects will continue to depend in part on a small number of customers. Many of our customers purchase products under purchase orders or under contracts that do not contain volume or long-term purchase commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing, or, in the case of our distributors, their customers developing, their own product solutions; choosing to purchase or distribute product from our competitors; incorrectly forecasting end market demand for their products; or experiencing a reduction in their market share in the markets for which they purchase our products. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. For example, we have from time-to-time experienced excess and obsolete charges due to customer transitions to the next generation of products. We may also experience increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, or may experience financial difficulty which affects their ability to pay for products, particularly in light of the global macroeconomic uncertainty, and have done so from time-to-time, and the impact of any such actions may be intensified given our dependence on a limited number of large customers. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and in recent periods have become increasingly focused on cash preservation and tighter inventory management.

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
•political developments, geopolitical unrest or other conflicts in foreign nations, including the Russia-Ukraine war, the ongoing conflicts in the Middle East, the conflict between Cambodia and Thailand, and political developments in Hong Kong and Taiwan and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, changes in or delays in government budgeting processes, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.
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
Moreover, local laws and customs in many countries differ significantly from or conflict with those in the United States or other countries in which we operate. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, channel partners and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with applicable U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationships with customers and suppliers, financial reporting problems, fines and/or penalties for us, or prohibition on the importation or exportation of our products, and could have an adverse effect on our business, financial condition and results of operations.
We are also highly dependent on the ability to ship products to customers and to receive shipments from our suppliers. In the event of a disruption in the worldwide or regional shipping infrastructure, our access to supplies and our ability to deliver products to customers would correspondingly be negatively impacted. As a result of shipping disruptions, we have experienced among other things, increased costs to ship products and delays in receiving components and any disruption in the future would likely adversely affect our operating results and financial condition.
In addition to the above risks related to our international operations, we also face risks related to pandemics and epidemics. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have an adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers.

In the past, these and similar risks have disrupted our operations and the operations of our suppliers, customers and contract manufacturers and increased our costs, and we expect that they may do so in the future. Any or all of these factors could have an adverse impact on our business, financial condition, and results of operations.
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
•increased operating expenses for the buildings or the property, or both; and
•the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods, typhoons, tsunamis, fire, and/or other natural disasters.
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
Our manufacturing operations and those of our contract manufacturers may be affected by natural disasters such as earthquakes, floods, typhoons, tsunamis, fires and widespread health crises, changes in legal requirements, labor competition, shortages and turnover, labor strikes and other labor unrest, wars or other conflicts, and economic, political or other forces that are beyond our control. For example, in the past one of our former contract manufacturers experienced a labor strike which threatened the contract manufacturer’s ability to fulfill its product commitments to us and, in turn, our ability to fulfill our obligations to our customers. We are heavily dependent on a small number of manufacturing sites. Our business and operations would be severely impacted by any significant business disruptions for which we may not receive, and regardless of whether we receive, adequate recovery from insurance. There has been an increased focus on corporate social and environmental responsibility in our industry. As a result, a number of our customers may adopt policies that include social and environmental responsibility provisions that their suppliers should comply with. These provisions may be difficult and expensive to comply with, given the complexity of our supply chain. We may be unable to cause our suppliers or contract manufacturers to comply with these provisions which may adversely affect our relationships with customers.
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
Further, certain of our suppliers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to import and export policies, the recent imposition of higher U.S. tariffs on many products from China, retaliatory actions taken by the U.S. and China in response to actions taken by the other, and risks related to taxation and the treatment of intellectual property. Chinese and U.S. laws and regulations are subject to frequent change, and if our suppliers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese and U.S. legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. We may continue to face uncertainty with respect to our suppliers’ abilities to supply products due to supply chain and inventory impacts, tax and trade policies, the effects of trade wars, including heightened, scheduled, and threatened tariffs and trade restrictions, and government regulations affecting trade between the United States and other countries. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, for example, higher U.S. tariffs on the import of certain products manufactured in Thailand or China (and vice-versa), could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results and financial condition.

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
Our products are complex, and defects and quality issues are found from time-to-time. Networking products in particular frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties, which may contain defects. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and manufacturing resources, and cause significant customer relation problems or loss of customers, or risk exposure to product liability suits, all of which would harm our business. Additionally, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in an adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.
We face a number of risks related to pursuing strategic transactions.
We have in the past and expect to continue to seek to expand and diversify our operations with additional acquisitions and strategic transactions as well as acquisitions of complementary technologies, products, assets and businesses. We may be unable to identify or complete prospective acquisitions for many reasons, including competition from other potential acquirers, the effects of consolidation in our industries and potentially high valuations of acquisition candidates. Even if we do identify acquisitions or enter into agreements with respect to such acquisitions, we may not be able to complete the acquisition due to regulatory requirements or restrictions, competition, or other reasons. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest all or a portion of our business or an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.

In connection with acquisitions, risks to us and our business include:
•diversion of management’s attention from normal daily operations of the business;
•unforeseen expenses, delays or conditions imposed on the acquisition or transaction, including due to required regulatory approvals or consents, or fees that may be triggered upon a failure to consummate an acquisition or transaction for certain reasons;
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
We have taken steps, including implementing reductions in force and internal reorganizations, to reduce the cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, to achieve our target operating model and profitability objectives, or to reflect more closely changes in the strategic direction of our business or the evolution of our site strategy and workplace. These changes could be disruptive to our business, including our research and development efforts, and may result in the recording of special charges, including workforce reduction or restructuring costs. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.
We may not be able to realize tax savings from our international structure, which could adversely affect our operating results.
During fiscal years 2023 and 2025, the Company completed international restructurings that included the intra-entity transfer of certain intellectual property and other assets used in the business among various subsidiaries. The structures implemented may be challenged by tax authorities, and if such challenges are successful, the tax consequence we expect to realize could be adversely impacted. If substantial modifications to our international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if we or our customers or suppliers change our logistics, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could have an adverse effect on our operating and financial results.

Changes in tax laws could have an adverse effect on our business, cash flow, results of operations or financial conditions.
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
The Organization for Economic Cooperation and Development (the “OECD”) has proposed changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two. Many countries, including European Union member states have adopted or are considering adopting legislation to enact these proposals. In addition, the U.S. has withdrawn support for Pillar Two and proposed a side-by-side solution under which U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two, which has been principally agreed to by The Group of Seven (“G7”) countries. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was signed into law which contains a broad range of provisions affecting businesses including permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Many of the provisions are generally not applicable to us until fiscal year 2026. We are currently evaluating the future impact of the new legislation on our financial statements.
Other countries also continue to enact and consider enacting new laws, which could increase our tax obligations, cause us to change the way we do business or our operations or otherwise adversely affect us. The foregoing items could increase our future tax expense, could change our future intentions regarding reinvestment of foreign earnings, and could have an adverse effect on our business, financial condition and results of operations.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could adversely affect our operating and financial results. In December 2019, we issued and sold a total of $1,050 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”). In March 2022, we issued and sold a total of $861 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”). In June 2023, we issued and sold a total of $603.7 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2029 (“2029 Notes”). We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, uncertainty in the macroeconomic environment, increasing interest rates and other factors have resulted in volatility in the capital markets and less favorable financing terms. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
A widespread health crisis could adversely affect our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.
The outbreak of a widespread health crisis, whether global in scope or localized in an area in which we, our customers or our suppliers do business, could have an adverse effect on our operations and the operations of our suppliers and customers. Potential impacts on our operations and financial performance include:
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
In some cases, we may rely on third-party providers of hosting, support and other services to meet our information technology requirements. Any failure to manage, expand and update our information technology infrastructure, including our ERP system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could harm our business. In addition, we have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity may also require transitions to or from, and the integration of, various information management systems within our overall enterprise architecture, including our ERP system and other applications. Those systems that we acquire or that are used by acquired entities or businesses may also pose security risks of which we are unaware or unable to mitigate, particularly during the transition of these systems.
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
Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these or other types of attacks, errors, acts or omissions. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party service providers could result in disruptions to our operations and loss or unavailability of, or unauthorized access or damage to, inappropriate access to, or use, disclosure or other processing of confidential information and other information maintained or otherwise processed by us on our behalf. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could cause significant damage to our reputation, lead to theft or misappropriation of our intellectual property and trade secrets, result in claims, investigations, and other proceedings by or before regulators, and claims, demands and litigation, legal obligations or liability, affect our relationships with our customers, require us to bear significant remediation and other costs and ultimately harm our business, financial condition and operating results. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by disruptions or security breaches or incidents. Our costs incurred in efforts to prevent, detect, alleviate or otherwise address cybersecurity or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and such efforts may not be successful. All of these costs, expenses, liability and other matters may not be covered adequately by insurance and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.
Our revenues, operating results, and cash flows may fluctuate from period to period due to a number of factors, which makes predicting financial results difficult.
Spending on optical communication and laser products is subject to cyclical and uneven fluctuations, which could cause our financial results to fluctuate unpredictably. It can be difficult to predict the degree to which end-customer demand and the seasonality and uneven sales patterns of our OEM partners or other customers will affect our business in the future, particularly as we or they release new or enhanced products. We are also subject to changes in buying patterns among our OEM partners and other customers, including unpredictable changes in their desired inventory levels. Further, if our revenue mix changes, it may also cause results to differ from historical seasonality. Accordingly, our quarterly and annual revenues, operating results, cash flows, and other financial and operating metrics have and may in the future vary significantly in the future. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market in which we operate make prediction of and timely reaction to such events difficult. Due to these and other factors, the results of any prior periods should not be relied on as an indication of future performance. Quarterly fluctuations from the above factors may cause our revenue, operating results, and cash flows to underperform in relation to our guidance, long-term financial targets or the expectations of financial analysts or investors, which may cause volatility or decreases in our stock price.

If we have insufficient proprietary rights or if we fail to protect our rights, our business would be harmed.
We seek to protect our products and product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive; therefore, the steps we take to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing technologies that are similar to our own. Additionally, there may be existing patents that we are unaware of, which could be pertinent to our business. It is not possible for us to know whether there are patent applications pending that our products might infringe on since these applications are often not made publicly available until a patent is issued or published. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours, or such patents could be invalidated or ruled unenforceable. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protections. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee for a number of third-party technologies including software and intellectual property rights from academic institutions, our competitors and others, and we are required to pay royalties to these licensors for the use thereof. In the future, if such licenses are unavailable or if we are unable to obtain such licenses on commercially reasonable terms, we may not be able to rely on such third-party technologies which could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results.
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
Further, governments and courts are considering new issues in intellectual property law with respect to work created by artificial intelligence (“AI”) technology, which could result in different intellectual property rights in development processes, procedures and technologies we create with AI technology, which could have an adverse effect on our business.

Our products may be subject to claims that they infringe the intellectual property rights of others, the resolution of which may be time-consuming and expensive, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.
Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur regularly in our industry. We have in the past received, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe on their proprietary rights, with two distinct sources of such claims becoming increasingly prevalent. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that may approach us with demands to enter into license agreements. Second, patent-holding companies that do not make or sell products (often referred to as “patent trolls”) may claim that our products infringe on their proprietary rights. We respond to these claims in the course of our business operations. The litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense and divert the efforts of our technical and management personnel, regardless of whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on commercially reasonable terms, or at all. Without such a license, or if we are the subject of an exclusionary order, our ability to make our products could be limited and we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results. Additionally, we often indemnify our customers against claims of infringement related to our products and may incur significant expenses to defend against such claims. If we are unsuccessful defending against such claims, we may be required to indemnify our customers against any damages awarded.
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
We are now, and in the future, may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages or restrictions on or changes to our business. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have an adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, refer to “Part I, Item 3. Legal Proceedings,” and “Note 16. Commitments and Contingencies” to the consolidated financial statements.
Our products incorporate and rely on licensed third-party technology, and if licenses of third-party technology do not continue to be available to us or are not available on terms acceptable to us, our revenues and ability to develop and introduce new products could be adversely affected.
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
Our future success depends on our ability to recruit and retain the services of executive, engineering, manufacturing, sales and marketing, and support personnel. The supply of highly qualified individuals, in particular engineers in very specialized technical areas, or salespeople specializing in the service provider, enterprise and commercial laser markets, is limited and competition for such individuals is intense. Competition is particularly intense in certain jurisdictions where we have research and development centers, including Silicon Valley, and for engineering talent generally. Competition is also intense and turnover is high in certain jurisdictions where we or our suppliers have manufacturing facilities. Also, the increase of remote work among employees in our industries has increased employee mobility and turnover, making it difficult for us to retain or hire employees. Further, to attract and retain top talent, we have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees. There can be no assurance that the programs, initiatives, rewards and recognition that are part of our people strategy will be successful in attracting and retaining the talent necessary to execute on our business plans. In addition, as a result of our past and any future acquisitions and related integration activities, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit, or motivate key management, engineering, technical and other personnel. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our key employees, the inability to attract or retain personnel in the future, particularly during the integration of acquisitions, or delays in hiring required personnel and the complexity and time involved in replacing or training new employees, could delay the development and introduction of new products, and negatively impact our ability to market, sell, or support our products. Similarly, the failure to properly manage the necessary knowledge transfer required for employee transitions could impact our ability to meet customers’ needs, to work effectively with customers, suppliers or other third parties, or to maintain industry and innovation leadership. The loss of members of our management team or other key personnel could be disruptive to our business and, were it necessary, it could be difficult to replace such individuals. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our business, financial condition and results of operations may be harmed.
Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies and global events that may interfere with our ability to hire or retain workers who require visas or entry permits. For example, if the U.S. implements travel restrictions or changes visa requirements, our ability to hire and retain employees could be impacted. Additional changes in immigration laws, regulations or procedures in jurisdictions in which we hire workers may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.

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
The requirement to obtain a license could put us at a competitive disadvantage by restricting our ability to sell products to customers in certain countries or by giving rise to delays or expenses related to obtaining a license. Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments could significantly reduce our revenue and adversely affect our business, financial condition, relationships with our customers and results of operations. Compliance with U.S. government regulations also subjects us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may adversely affect our business. For example, on May 16, 2019, Huawei was added to the Entity List, additional regulatory restrictions were imposed in May and August 2020 and in October 2022 to the Foreign-Produced Direct Product Rule, which impose limitations on the supply of certain U.S. items and product support to Huawei, and FiberHome Technologies was added to the Entity List on May 22, 2020. These actions have resulted in escalating tensions between the U.S. and China and create the possibility that the Chinese government may take additional steps to retaliate against U.S. companies or industries. We currently do not supply any products to Huawei, and we cannot predict whether we will again be able to sell to Huawei. Further, we cannot predict what additional actions the U.S. government may take with respect to Huawei beyond what is described above or to other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers.
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
In addition, certain of our significant customers and suppliers have products that are subject to U.S. export controls, and therefore these customers and suppliers may also be subject to legal and regulatory consequences if they do not comply with applicable export control laws and regulations. Such regulatory consequences could disrupt our ability to obtain components from our suppliers, or to sell our products to major customers, which could significantly increase our costs, reduce our revenue and adversely affect our business, financial condition and results of operations.

Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.
There is an increasing focus on environmental, social, and governance (“ESG”) matters both in the United States and globally. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain. If we are unable to comply with, or are unable to cause our suppliers or contract manufacturers to comply with such policies or provisions, or if we are unable to meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations. We expect to face increasing worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations, as well as meeting related customer and investor expectations, may adversely affect our business and results of operations.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
We have in the past and may in the future communicate certain ESG-related initiatives regarding sustainability matters, fair labor practices, responsible sourcing, and other matters in a Corporate Social Responsibility Report, on our website, in certain filings with the SEC, and elsewhere. These initiatives could be difficult to achieve and costly to implement. In addition, we could be criticized for the timing, scope or nature of these initiatives, or for our disclosures related to such matters, or for our policies and practices related to these matters. Opinions, perspectives, and expectations on sustainability and governance matters may differ amongst our stakeholders and may evolve over time. We have been and may continue to be subject to conflicting expectations and views on various matters, and legal requirements and interpretations may change. Our actual or perceived failure to meet evolving stakeholder expectations, or achieve any required ESG-related initiatives, could negatively impact our reputation or otherwise harm our business.
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
Our operations and our products are subject to various federal, state and foreign laws and regulations, including those governing pollution and protection of human health and the environment in the jurisdictions in which we operate or sell our products. These laws and regulations govern, among other things, wastewater discharges and the handling and disposal of hazardous materials in our products. Our failure to comply with current and future environmental or health or safety requirements could cause us to incur substantial costs, including significant capital expenditures, to comply with such environmental laws and regulations and to clean up contaminated properties that we own or operate. Such clean-up or compliance obligations could result in disruptions to our operations. Additionally, if we are found to be in violation of these laws, we could be subject to governmental fines or civil liability for damages resulting from such violations. These costs could have an adverse impact on our financial condition or operating results.

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
Further, the United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation referred to as the UK GDPR, which provides for substantial penalties, similar to the GDPR. Aspects of United Kingdom data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to data transfers between the United Kingdom and other jurisdictions. The United Kingdom government has adopted legislation providing for targeted amendments to United Kingdom data protection law that has caused United Kingdom data protection laws and regulations to deviate from the GDPR in certain respects and that may impact the European Commission’s adequacy determination regarding the United Kingdom data protection regime that generally has permitted personal data to be transferred between the European Economic Area (“EEA”) and the United Kingdom. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding data transfers. We may find it necessary to make further changes to our handling of personal data of residents of the EEA, Switzerland and the United Kingdom, each of which may require us to incur significant costs and expenses.

New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States, the European Union, and China there are various current and proposed regulatory frameworks relating to the development and use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have an adverse effect on our financial condition and results of operations.
Our failure or perceived failure to comply with any of the foregoing legal and regulatory requirements, or other actual or asserted obligations relating to privacy, data protection or cybersecurity could result in increased costs for our products, monetary penalties, damage to our reputation, government inquiries, subpoenas, investigations and other legal proceedings, legal claims, demands and litigation and other obligations and liabilities. Furthermore, the legal and regulatory requirements that are applicable to our business are subject to change from time-to-time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance or for this to be alleged to have occurred. Additionally, we may be required to ensure that our suppliers comply with applicable laws and regulations. If we or our suppliers fail or are perceived to fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have an adverse effect on our business, financial condition and results of operations.
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
•differences, whether actual or perceived, between our corporate social responsibility and ESG practices and disclosure and government or customer, business partner, investor or other stakeholder expectations;

•litigation or disputes in which we may become involved;
•overall market fluctuations;
•issuances of our shares upon conversion of some or all of the convertible notes; and
•sales of our shares by our officers, directors, or significant stockholders.
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
We do not currently expect to pay dividends on our common stock. The payment of any dividends to our stockholders in the future, and the timing and amount thereof, if any, is within the discretion of our board of directors. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, potential debt service obligations or restrictive covenants, industry practice, legal requirements, regulatory constraints and other factors that our board of directors deems relevant. As a result, the success of an investment in our common stock will depend on future appreciation in its value. There is no guarantee that our common stock will maintain its value or appreciate in value.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Cybersecurity risk management is an important part of and is integrated into our overall enterprise risk management framework, with cybersecurity risks being among the core enterprise risks identified for oversight by our Board of Directors (the “Board”) through our annual enterprise risk assessment. We maintain an enterprise-wide cybersecurity risk assessment program and framework that is designed to identify, assess, and manage cybersecurity risk, vulnerabilities, and threats. The foundation of our cybersecurity program is based on the International Organization for Standardization (“ISO”) and the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. In alignment with the concepts and principles articulated in these standards, we have implemented controls related to cybersecurity threats and incidents including monitoring, log collection and analysis, threat hunting and intelligence surveillance, and regular vulnerability scans/penetration tests. Additionally, in furtherance of assessing, identifying, and managing material cybersecurity risks, we:
•Leverage technology solutions designed to provide protection for our assets and detect threats in our environment;
•Regular vulnerability assessments and penetration testing in efforts to identify, assess, and remediate weaknesses;
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
Changes or additions to our cybersecurity risk assessment program and related practices and procedures described above in response to cybersecurity needs are reviewed by our Cybersecurity Steering Committee (“CSC”), an executive management-level cross-functional group.
We regularly engage independent third parties to assess our cybersecurity program and practices and to assist with risk mitigation. The effectiveness of our cybersecurity environment is regularly tested by internal personnel and these third parties. These assessments are performed in conformance with ISO standards and requirements. Enhancements to our cybersecurity program and practices are identified from assessment findings, and if deemed appropriate, implemented.
In addition, we evaluate critical systems and applications hosted by third parties for cybersecurity risks and we also assess the security posture and features of those services. This includes review and monitoring of the third party, and inclusion of cybersecurity requirements in contractual agreements to help ensure third party services meet our standards for such providers and that the cybersecurity risks associated with the use of these services are appropriate.
For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors - Any failure, disruption or security breach or incident of or impacting our information technology infrastructure or information management systems could have an adverse impact on our business and operations.” We believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. However, we can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.
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
Our cybersecurity program is led by our CISO, who manages a team of cybersecurity professionals. Our CISO has over 20 years of experience in cybersecurity and technology, including as a CISO at another public company. Members of our cybersecurity team, combined, have over 80 years of cybersecurity experience and members of the team hold various professional certifications, including Certified Information Systems Security Professional (“CISSP”).
As noted above, we also maintain a CSC, which consists of our Group Vice President, IT and CISO, Executive Vice President, Chief Financial Officer, Senior Vice President, Chief Human Resources Officer, Senior Vice President, General Counsel, Executive Vice President, Global Operations, Senior Vice President, Chief Accounting Officer, and Vice President, Internal Audit. The CSC has the primary day to day responsibility to monitor and manage cybersecurity risks. The CSC provides oversight of cybersecurity initiatives within Lumentum and is responsible for integrating cybersecurity risk management practices with critical business processes to help ensure that cybersecurity is appropriately addressed throughout Lumentum.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and eleven other countries around the world. We use the properties for executive and administrative offices, product development offices, customer service offices and manufacturing facilities. Our current corporate headquarters, which we own, is approximately 238,000 square feet and located in San Jose, California. As of June 28, 2025, our leased and owned properties in total are approximately 3,100,000 square feet, of which we own approximately 2,147,000 square feet, including the 1,173,000 square feet manufacturing sites in Thailand, the 183,000 square feet manufacturing site in the United Kingdom, the 238,000 square feet on the San Jose campus, the 472,000 square feet manufacturing and R&D site in Japan, and the 36,000 square feet manufacturing and R&D sites in Slovenia. Leased sites include properties located in Canada, China, Hong Kong, Italy, Japan, Switzerland, Taiwan, the United Kingdom, the United States, Brazil and South Korea. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
From time-to-time we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs. In July 2024, we completed a transaction to purchase the land and building of our wafer fabrication facility located in Sagamihara, Japan. Our lease of the building at the premises was terminated as a result of the purchase. In March 2025, we completed a transaction to sell the land and building of the 250,000 square feet manufacturing facility located in Shenzhen, China.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market under the symbol “LITE”. According to records of our transfer agent, we had 1,883 stockholders of record as of August 12, 2025, and we believe there is a substantially greater number of beneficial holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the Nasdaq Composite Index (the “IXIC”) and the Nasdaq 100 Technology Sector Index (the “NDXT”) from market close on June 26, 2020 (the last trading day before the beginning of our fifth preceding fiscal year) through June 28, 2025. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Recent Sale of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the fourth quarter of fiscal year 2025 (in millions, except share and per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximation dollar value) of shares that may yet be purchased under the plans or programs (1)
March 30, 2025 to April 26, 2025				$569.6
April 27, 2025 to May 24, 2025				$569.6
May 25, 2025 to June 28, 2025				$569.6
Total	—	$—	—	$569.6
(1) On May 7, 2021, our board of directors approved the 2021 share buyback program, which authorizes us to use up to $700.0 million to purchase our own shares of common stock. On March 3, 2022, our board of directors approved an increase in our share buyback program, which authorizes us to use up to an aggregate amount of $1.0 billion (an increase from $700.0 million) to purchase our own shares of common stock through May 2024. On April 5, 2023, our board of directors approved a further increase in our share buyback program, which authorized us to use up to an aggregate amount of $1.2 billion (an increase from $1.0 billion) to purchase our own shares of common stock through May 2025. Our share buyback program expired in May 2025.
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
Overview
We are a leading provider of optical and photonic products and are recognized as an industry leader based on revenue and market share. Our products are essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications.
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that will increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. AI/ML has caused a dramatic surge in the growing demands on data networking in cloud data centers and accelerated the usage of optical components and modules. We expect that the accelerating shift to digital and virtual approaches to many aspects of work and life will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new challenges that our technologies address. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser-based approaches, including the types of lasers Lumentum supplies. Laser-based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles over time significantly adds to our long-term market opportunity. Additionally, we expect 3D-enabled machine vision solutions to expand significantly in industrial applications in the coming years.
To maintain and grow our market and technology leadership positions, we are continually investing in new and differentiated products and technologies and customer programs that address both nearer-term and longer-term growth opportunities, both organically and through acquisitions, as well as continually improving and optimizing our operations. Over many years, we have developed close relationships with market-leading customers. We seek to use our core optical and photonic technologies and our volume manufacturing capability to expand into attractive emerging markets that benefit from advantages that optical or photonics-based solutions provide.
We have two reportable segments, Cloud & Networking and Industrial Tech. The two operating segments were primarily determined based on how our Chief Operating Decision Maker (“CODM”) views and evaluates our operations. The CODM regularly reviews operating results to make decisions about resources to be allocated to the segments and to assess their performance. Our CODM allocates resources to the segments based on their business prospects, competitive factors, segment net revenue and segment profit. Segment profit includes operating expenses directly managed by operating segments, including research and development, and direct sales and marketing expenses. Segment profit does not include stock-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring and related charges, and certain other charges. Additionally, we do not allocate certain marketing and general and administrative expenses, as these expenses are not directly attributable to our operating segments.
Cloud & Networking
Our Cloud & Networking products comprise a comprehensive portfolio of optical and photonic chips, components, modules, and subsystems supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers who are building cloud data center and network infrastructures. Our products enable high-capacity optical links for cloud computing, AI/ML workloads, and data center interconnect (“DCI”) applications, as well as for communications service provider networks. Our offerings support access (local), metro (intracity), long-haul (intercity and global), and submarine (undersea) network infrastructure. Additionally, our Cloud & Networking products serve enterprise network infrastructure needs, including storage area networks (“SANs”), local area networks (“LANs”), and wide area networks (“WANs”). Demand for our products is fueled by the ongoing expansion of network capacity required to support cloud and services, AI/ML processing, streaming video, video conferencing, wireless and mobile connectivity, and the internet of things (“IoT”).

Industrial Tech
Our Industrial Tech products include short-pulse solid-state lasers, kilowatt-class fiber lasers, diode lasers, and gas lasers, serving a wide range of end-markets applications. In the consumer market, our laser light sources are integrated into customers’ 3D sensing cameras, primarily used in mobile devices. In the industrial manufacturing market, our lasers are embedded in machine tools used for precision material processing across diverse industries, including semiconductor and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Adoption of our Industrial Tech products is driven by the need to advance semiconductor and microelectronics technology roadmaps and by Industry 4.0 and 5.0 trends that emphasize greater manufacturing precision, flexibility, and sustainability.
Cloud Light Acquisition
On November 7, 2023 (the “Closing date”), we completed the acquisition of Cloud Light. Cloud Light designs, markets, and manufactures advanced optical modules for data center interconnect applications. This acquisition enabled us to be well-positioned to serve the growing needs of cloud & networking customers, particularly those focused on optimizing their data center infrastructure for the demands of AI/ML. On the Closing date, we paid $705.0 million of total cash consideration to Cloud Light. Additionally, each of Cloud Light’s outstanding options was exchanged for a combination of cash and options to acquire Lumentum common stock having equivalent value (the “replacement options”). These replacement options have a total fair value of $38.9 million as of the Closing date, of which $23.5 million attributable to pre-acquisition service is recorded as part of the purchase price consideration and the remaining $15.4 million is recorded as post-acquisition stock-based compensation expense over the vesting period of three years from the Closing date. We also incurred a total of $9.6 million of merger-related costs, representing professional and other direct acquisition costs, which was recorded as general and administrative expense in the consolidated statement of operations for the year ended June 29, 2024. Refer to “Note 4. Business Combination” to the consolidated financial statements for additional information.
Supply Chain and Inventory Management
Our supply chain is complex, and we need to manage supply of certain components required to build our products while confronted with fluctuating demand from our customers. Our business and our customers’ businesses were negatively impacted by worldwide logistics and supply chain issues during and following the COVID-19 pandemic, including constraints on available cargo capabilities and limited availability of once broadly available supplies of both raw materials and finished components. From time to time, we experience shortages of the types of components we and our customers require in our products, and we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
In addition, through fiscal year 2024, we experienced significant fluctuations in demand as customers delayed projected shipments or built up inventory in response to supply shortages and then brought down inventories as supply chain constraints eased. Our revenue fluctuated in response to these changes in demand and our margins were adversely impacted as we were not been able to fully recover costs, such as underutilized manufacturing capacity. However, during fiscal year 2025, network equipment manufacturers continued to normalize inventory levels and we saw increasing demand from AI and cloud customers as they continue to expand their data centers.
Due to worldwide operations, we and our customers are also subject to risks relating to the global trade environment. The Company is actively monitoring and assessing the global trade environment, particularly with respect to recent changes and proposed changes in tariff regulations and trade restrictions. The ongoing uncertainty surrounding trading policies, including the potential for additional tariffs, restrictions related to our customers and retaliatory measures by non-U.S. governments, continues to create a volatile environment that could disrupt our operations. The imposition of tariffs on certain imported goods and materials and export controls on critical components may increase our costs and place upward pressure on the cost of goods sold, which, in turn, may reduce our gross margins if we are unable to pass these costs onto customers through price increases.
If these tariff-related cost increases persist or escalate, our financial results could be adversely affected, including lower profitability. Additionally, changes in the global trade landscape could result in reduced market competitiveness and a slowdown in consumer demand as well as disruptions to our supply chain, including longer lead times, higher shipping costs, or limited availability of key inputs. This may constrain our ability to meet customer demand in a timely manner, potentially affecting our revenue growth and operational efficiency. The impact of tariffs on our business is hard to predict, as it is dependent on negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs or trade restrictions in the U.S. or other countries.
For more information on risks associated with supply chain constraints and customer inventory, refer to Item 1A “Risk Factors” of this Annual Report.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”). We also consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions on which we rely are reasonable based on information available to us at the time that we make these estimates, judgments and assumptions. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, these difference will affect our financial statements. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
Our estimates of forecasted demand are based on our analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventories previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
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
Warranty
Hardware products regularly include warranties to the end customers such that the product continues to function according to published specifications. We typically offer a twelve-month warranty for most of our products. However, in some instances depending on the product, specific market, product line and geography in which we operate, and what is common in the industry, our warranties can vary and range from six months to five years. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement.
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
Shipping and Handling Costs and Tariffs
We record shipping and handling costs and tariffs related to revenue transactions within cost of sales as a period cost. Amounts billed to the customer for shipping and handling costs, including tariff charges, is recorded as revenue when the relevant product is recognized as revenue.

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
The following table reflects the changes in contract balances as of June 28, 2025 (in millions, except percentages):

Contract balances	Balance sheet location	June 28, 2025	June 29, 2024	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$250.0	$194.7	$55.3	28.4%
Deferred revenue and customer deposits	Other current liabilities	$0.7	$0.6	$0.1	16.7%
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
Our income tax provision is highly dependent on the geographic distribution of our worldwide earnings or losses, tax laws and regulations in various jurisdictions, tax incentives, the availability of tax credits and loss carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings and tax audits.

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
Critical estimates in valuing intangible assets include, but are not limited to, discount rates, the period required for customer revenues to mature, and future expected cash flows from customer relationships, acquired developed technology and acquired in-process research and development assets. Our estimates of fair value are based on assumptions using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from these estimates.
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
Certain estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts to our preliminary estimates are recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities, whichever is earlier, the adjustments will affect our earnings. Although we believe that the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
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

We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. In such situations, we are required to evaluate whether the net book values of our finite-lived intangible assets are recoverable. We determine whether finite-lived intangible assets are recoverable based on the forecasted future cash flows that are expected to be generated by the lowest level associated asset grouping. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective and include, among others, forecasted undiscounted cash flows to be generated by certain asset groupings. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts.
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” to the consolidated financial statements.

Results of Operations
This section of this Form 10-K generally discusses fiscal year 2025 compared to fiscal year 2024. The comparison of the fiscal year 2024 results with the fiscal year 2023 results that are not included in this Form 10-K can be found in the “Management’s Discussion and Analysis Results of Operations” section in the Company’s fiscal year 2024 Annual Report within Part II, Item 7 of Form 10-K, filed on August 21, 2024.
The following table summarizes selected consolidated statements of operations items as a percentage of net revenue:

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Segment net revenue:
Cloud & Networking	85.8%	79.8%	74.8%
Industrial Tech	14.2	20.2	25.2
Net revenue	100.0	100.0	100.0
Cost of sales	67.0	75.3	63.0
Amortization of acquired developed intangibles	5.0	6.2	4.8
Gross profit	28.0	18.5	32.2
Operating expenses:
Research and development	18.5	22.2	17.4
Selling, general and administrative	21.2	22.9	19.7
Restructuring and related charges	1.4	5.3	1.6
Gain on sale of facility	(2.1)	—	—
Total operating expenses	38.9	50.4	38.7
Loss from operations	(10.9)	(31.9)	(6.5)
Interest expense	(1.3)	(2.5)	(2.0)
Other income, net	1.8	4.6	2.8
Loss before income taxes	(10.5)	(29.8)	(5.7)
Income tax (benefit) provision	(12.0)	10.4	1.7
Net income (loss)	1.6%	(40.2)%	(7.4)%

Financial Data for Fiscal Years 2025, 2024, and 2023
The following table summarizes selected consolidated statements of operations items (in millions, except for percentages):

	2025	2024	Change	Percentage Change	2024	2023	Change	Percentage Change
Segment net revenue:
Cloud & Networking	$1,410.8	$1,084.9	$325.9	30.0%	$1,084.9	$1,322.5	$(237.6)	(18.0)%
Industrial Tech	234.2	274.3	(40.1)	(14.6)	274.3	444.5	(170.2)	(38.3)
Net revenue	$1,645.0	$1,359.2	$285.8	21.0%	$1,359.2	$1,767.0	$(407.8)	(23.1)%

Gross profit	$459.9	$251.5	$208.4	82.9%	$251.5	$569.0	$(317.5)	(55.8)%
Gross margin	28.0%	18.5%			18.5%	32.2%

Research and development	$303.9	$302.2	$1.7	0.6%	$302.2	$307.8	$(5.6)	(1.8)%
Percentage of net revenue	18.5%	22.2%			22.2%	17.4%

Selling, general and administrative	$348.2	$310.7	$37.5	12.1%	$310.7	$348.8	$(38.1)	(10.9)%
Percentage of net revenue	21.2%	22.9%			22.9%	19.7%

Restructuring and related charges	$22.8	$72.6	$(49.8)	(68.6)%	$72.6	$28.1	$44.5	158.4%
Percentage of net revenue	1.4%	5.3%			5.3%	1.6%

Gain on sale of facility	$(34.9)	$—	$(34.9)	—%	$—	$—	$—	n/a
Percentage of net revenue	(2.1)%	—%			—%	—%
Net Revenue
Net revenue increased by $285.8 million, or 21.0%, during fiscal year 2025 as compared to fiscal year 2024, due to a $325.9 million increase in Cloud & Networking net revenue offset by a $40.1 million decrease in Industrial Tech net revenue.
The increase in Cloud & Networking net revenue is primarily due to higher unit sales from cloud and AI/ML customers, which increased by $193.2 million, in part due to a full year of revenue from Cloud Light, which we acquired in the second quarter of fiscal year 2024. In addition, revenue from network equipment manufacturers increased by $132.7 million as a result of higher unit sales from the market recovery and the related inventory normalization. The decrease in Industrial Tech net revenue is primarily due to a decline in unit sales of our imaging and sensing products due to higher market competition in the consumer end-market for these products, which was partially offset by a $17.5 million increase in our laser products due to higher market demand.
During our fiscal years 2025, 2024 and 2023, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Customer A	16.0%	11.4%	15.3%
Customer B	15.4%	18.9%	*
Customer C	*	*	12.1%
Customer D	*	*	10.5%
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

	Years Ended
	June 28, 2025		June 29, 2024		July 1, 2023
Net revenue:
Americas:
United States	$312.3	19.0%	$356.1	26.2%	$241.3	13.7%
Mexico	148.5	9.0	91.7	6.7	180.0	10.2
Other Americas	20.1	1.2	3.4	0.3	9.3	0.5
Total Americas	$480.9	29.2%	$451.2	33.2%	$430.6	24.4%

Asia-Pacific:
Thailand	$291.8	17.7%	$183.8	13.5%	$269.0	15.2%
Hong Kong	398.6	24.2	261.9	19.3	246.7	14.0
South Korea	32.4	2.0	75.2	5.5	170.2	9.6
Japan	78.3	4.8	84.6	6.2	179.5	10.2
Other Asia-Pacific	199.5	12.2	174.3	12.9	276.3	15.6
Total Asia-Pacific	$1,000.6	60.9%	$779.8	57.4%	$1,141.7	64.6%

EMEA	$163.5	9.9%	$128.2	9.4%	$194.7	11.0%

Total net revenue	$1,645.0	100.0%	$1,359.2	100.0%	$1,767.0	100.0%
During fiscal years 2025, 2024 and 2023, net revenue from customers outside the United States, based on customer shipping location, represented 81.0%, 73.8% and 86.3% of net revenue, respectively.
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
Gross Margin
Gross margin in fiscal year 2025 increased to 28.0% from 18.5% in fiscal year 2024. The increase was driven by a $20.8 million reduction in excess and obsolete inventory charges during fiscal year 2025, primarily as a result of the U.S. trade restrictions imposed during fiscal year 2024 whereby we were no longer able to sell certain products to one of our customers. In addition, costs incurred related to the acquisition of Cloud Light, including integration costs and amortization of inventory fair value adjustments were $23.5 million lower compared to the prior year. In fiscal year 2024, we also incurred $20.7 million of higher excess capacity charges as a result of our manufacturing synergy plans in connection with the NeoPhotonics integration, transferring product lines out of China due to U.S. export restrictions, and a drop in demand due to customers actively working to reduce their elevated inventory levels. Our Cloud & Networking gross profit increased year over year primarily due to higher unit sales of our products for both cloud and AI/ML applications. Our Industrial Tech segment gross margin decreased year over year primarily due to lower revenue, mainly from sales of imaging and sensing products.
The markets in which we sell products are undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonality and have variant buying patterns. We expect these factors to result in variability of our gross margin, and our gross margin may be subject to increasing downward pressure due to these factors.

Segment Profit

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Cloud & Networking	$264.5	$124.5	$313.2
Industrial Tech	12.1	25.1	152.7
Cloud & Networking segment profit increased by $140.0 million, or 112.4%, during fiscal year 2025 as compared to fiscal year 2024 primarily due to higher sales of our products for both cloud and AI/ML applications. Industrial Tech segment profit decreased by $13.0 million, or 51.8%, during fiscal year 2025 as compared to fiscal year 2024 primarily due to lower revenue, mainly from lower sales of imaging and sensing products due to increasing competition and share normalization.
Research and Development (“R&D”)
R&D expense was approximately flat in fiscal year 2025 as compared to fiscal year 2024. Salary expenses were lower by $10.0 million as a result of lower headcount and restructuring actions taken in the past, primarily due to the discontinuation of our in-house development of coherent DSPs and Radio Frequency Integrated Circuits (“RFICs”). The decrease was offset by higher variable compensation due to higher profit levels, which increased our cash incentive compensation by $5.3 million, and increased our stock-based incentive compensation by $5.0 million.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $37.5 million, or 12.1%, during fiscal year 2025 as compared to fiscal year 2024, primarily driven by an increase of $38.0 million in stock-based compensation driven by equity award modifications and $5.2 million of severance payments, both primarily due to the resignation of our former Chief Executive Officer, as well as an increase of $8.1 million related to cash incentive compensation due to the higher levels of revenue and profit. This was partially offset by a $13.0 million decrease in salary expenses as a result of recent restructuring actions and a $2.8 million of reduction in integration related costs.
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
During fiscal year 2025, we recorded restructuring and related charges of $22.8 million, This included $14.6 million of assets written off, including property, plant and equipment, right-of-use assets, prepayments and other current assets as well as charges for other contractual commitments associated with site closures, and $4.3 million of employee severance primarily due to efforts to consolidate our sites and focus on other market opportunities, including cloud and AI markets. In addition, we also recorded $3.0 million of charges related to the discontinuation of our in-house development of coherent Digital Signal Processors (“DSPs”) and Radio Frequency Integrated Circuits (“RFICs”).
Refer to “Note 12. Restructuring and Related Charges” to the consolidated financial statements.
Gain on Sale of Facility
On December 17, 2024, we entered into an agreement to sell our assets in an entity in Shenzhen, China. On March 5, 2025, we completed the sale and received net proceeds of $47.8 million, which was net of cash of $17.6 million and direct selling costs of $1.1 million. The net assets sold consisted primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $12.9 million, and were used by the Cloud and Networking segment for manufacturing and research and development activities. As a result, we recognized a gain on sale of facility of $34.9 million, which was recorded in our consolidated statements of operations for the year ended June 28, 2025. We paid $4.4 million of withholding taxes on this sale transaction, which is recorded as part of the income tax provision for the year ended June 28, 2025. We also incurred $0.7 million of indirect selling expenses related to this transaction, which was recorded as part of selling, general and administrative expenses in our consolidated statements of operations for the year ended June 28, 2025.

Refer to “Note 7. Balance Sheet Details” to the consolidated financial statements.
Interest Expense
Our interest expense is as follows for the years presented (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Interest expense	$22.2	$33.8	$35.5
Interest expense is primarily driven by interest on our convertible notes and term loans.
Interest expense in fiscal year 2025 decreased by $11.6 million, or 34.3%, as compared to fiscal year 2024, primarily due to the repayment in full of our 0.25% convertible senior notes due in 2024 (the “2024 Notes”) upon maturity in March 2024.
Other Income, Net
The components of other income, net are as follows for the years presented (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Foreign exchange gains (losses), net	$(4.2)	$0.8	$7.0
Interest and investment income	34.4	61.3	40.8
Other income (expense), net	—	—	1.0
Other income, net	$30.2	$62.1	$48.8
Other income, net in fiscal year 2025 decreased by $31.9 million as compared to fiscal year 2024 primarily due to $26.9 million of decrease in interest and investment income driven by lower short term investment balances, as we used cash for the Cloud Light acquisition as well as the repayment of the 2024 Notes in March 2024. This was offset by an increase in net foreign exchange loss of $5.0 million as the U.S. dollars weakened against across all major currencies, including the Japanese Yen, which is the underlying currency for our term loans.
Provision for Income Taxes

	Years Ended
(in millions)	June 28, 2025	June 29, 2024	July 1, 2023
Income tax (benefit) provision	$(198.0)	$140.8	$29.2

Our provision for income taxes for fiscal year 2025 differs from the 21% U.S. statutory rate primarily due to the income tax benefit associated with the release of a valuation allowance on our UK deferred tax assets, earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, partially offset by the income tax expense from U.S. income inclusions from Subpart F and GILTI, non-deductible stock-based compensation and changes in unrecognized tax benefits.

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

Defined Benefit Plans
The Company sponsors defined benefit pension plans covering employees in Japan, Switzerland, and Thailand. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. The funding policy is consistent with the local requirements of each country. As of June 28, 2025, the defined benefit plans in Switzerland were partially funded, while defined benefit plans in Japan and Thailand were unfunded. As of June 28, 2025, our projected benefit obligations, net, in Japan, Switzerland, and Thailand were $2.3 million, $2.6 million and $5.7 million, respectively. They were recorded in our consolidated balance sheets as accrued payroll and related expenses for the current portion while other non-current liabilities for the non-current portion, and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 100 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease of $5.1 million or $4.0 million, respectively, in the PBO based on data as of June 28, 2025.
We expect to contribute $2.0 million to our defined benefit pension plans in fiscal year 2026.
Financial Condition
Liquidity and Capital Resources
As of June 28, 2025 and June 29, 2024, our cash and cash equivalents were $520.7 million and $436.7 million, respectively. As of June 28, 2025 and June 29, 2024, our short-term investments of $356.4 million and $450.3 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash outside the United States held by the non-U.S. entities as of June 28, 2025 and June 29, 2024 was $398.3 million and $306.9 million, respectively, which was primarily held by entities incorporated in the United Kingdom, Japan, Hong Kong, China, Switzerland, and Thailand. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
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
Beginning in fiscal year 2023, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize research and development expenditures and amortize domestic expenditures over five years and foreign expenditures over fifteen years. The OBBBA enacted in July 2025 eliminates capitalization of domestic research and development expenditures for taxable years beginning on or after January 1, 2025, but retains the requirement to amortize foreign research and development expenditures over 15 years. In addition, the OBBBA permits all taxpayers who paid or incurred domestic research and development expenses in tax years beginning on or after January 1, 2022 and before January 1, 2025 to elect to deduct any remaining unamortized amount over a one-year period or ratably over a two-year period (at the taxpayer’s election), accelerating the benefit of such expenses. We are evaluating the impact of these changes to our financial conditions and will adjust our tax and accounting policies accordingly.

Indebtedness
As of June 28, 2025, the net carrying amount of our 2029 Notes of $600.2 million, which have an aggregate principal balance of $603.7 million maturing in 2029, is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $90.40 (130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, the 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt component would be reclassified to current liabilities.
As of June 28, 2025, the net carrying amount of our 2028 Notes of $857.7 million, which have an aggregate principal balance of $861.0 million maturing in 2028, is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 (130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt component would be reclassified to current liabilities.
As of June 28, 2025, the net carrying amount of our 2026 Notes of $1,048.3 million, which have an aggregate principal balance of $1,050.0 million maturing in 2026, is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 (130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt component would be reclassified to current liabilities.
As of June 28, 2025, the Company had $40.6 million in principal amount outstanding on our SMBC Term Loan, of which the short-term portion of $4.4 million is recorded as current liabilities while the long-term portion of $36.2 million is recorded as long-term debt in the Company’s consolidated balance sheets.
As of June 28, 2025, the Company had $26.4 million in principal amount outstanding on our Mizuho Term Loan, of which the short-term portion of $6.2 million is recorded as current liabilities while the long-term portion of $20.2 million is recorded as long-term debt in the Company’s consolidated balance sheets.
Refer to “Note 10. Debt” to the consolidated financial statements for more information.

Contractual Obligations
The following table summarizes our contractual obligations as of June 28, 2025, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments due
	Total	Less than 1 year	More than 1 year
Contractual Obligations
Asset retirement obligations	$7.1	$—	$7.1
Operating lease liabilities, including imputed interest (1)	37.6	12.7	24.9
Pension plan contributions (2)	2.0	$2.0	—
Purchase obligations (3)	837.6	781.4	56.2
Term loans - principal (4)	67.0	10.6	56.4
Term loans - interest (4)	1.7	0.6	1.1
Convertible notes - principal (5)	2,514.7	—	2,514.7
Convertible notes - interest (5)	61.6	18.7	42.9
Total	$3,529.3	$826.0	$2,703.3
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of June 28, 2025, we expect to receive sublease income of approximately $0.9 million over the next year. Refer to “Note 8. Leases” to the consolidated financial statements.

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
(4) The amounts related to term loans include principal and interest on our Sumitomo Mitsui Banking Corporation (“SMBC”) term loan with a fixed annual interest rate of 0.88% and Mizuho Bank, Ltd. (“Mizuho”) term loan with a fixed annual interest rate of 0.90%. The SMBC Term Loan requires monthly principal payments with the remaining principal due on the loan maturity date of July 31, 2029 while the Mizuho Term Loan requires quarterly principal payments with the final payment due on September 20, 2029.
(5) The amounts related to convertible notes include principal and interest on our 2026 Notes, 2028 Notes and 2029 Notes. The 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, and the 2029 Notes have a maturity date of December 15, 2029. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities assuming no conversions. On March 15, 2024, the maturity date of the 2024 Notes, we repaid the outstanding $323.1 million principal amount of the 2024 Notes in full. Refer to “Note 10. Debt” to the consolidated financial statements.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, which have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Unrecognized Tax Benefits
As of June 28, 2025, our other non-current liabilities also include $55.6 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of June 28, 2025, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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
•acquisitions or strategic transactions; and
•the settlement of any conversion or redemption of our convertible notes in cash.
Cash Flows
Fiscal Year 2025
As of June 28, 2025, our consolidated balance of cash and cash equivalents increased by $84.0 million, to $520.7 million from $436.7 million as of June 29, 2024. The increase in cash and cash equivalents was due to cash from operating activities of $126.3 million and cash from financing activities of $41.8 million, partially offset by and cash used in investing activities of $84.1 million during the year ended June 28, 2025.
Cash provided by operating activities was $126.3 million during the year ended June 28, 2025, which reflects the net income of $25.9 million and non-cash items of $414.9 million, partially offset by $314.5 million of changes in our operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $69.2 million primarily due to higher inventory purchases and capital expenditures, an increase in accrued payroll and related expenses of $22.0 million mainly driven by accrual for cash incentive compensation, offset by a decrease in income tax liabilities of $218.2 million primarily due to income tax benefits during the year ended June 28, 2025, an increase in inventories of $71.3 million primarily due to inventory builds to support market demand, an increase in accounts receivable of $58.7 million driven by higher revenue, an increase of $35.1 million in prepayments and other current and non-current assets related mainly to value-added-tax receivables driven by higher recent capital expenditures and inventory purchases, and a decrease of $21.8 million in accrued expenses and other current and non-current liabilities driven by payment of the net settlement amount of the Oclaro merger litigation and restructuring related payments.
Cash used in investing activities of $84.1 million during the year ended June 28, 2025 was primarily attributable to capital expenditures of $231.0 million, offset by net proceeds from short-term investments of $98.8 million, $47.8 million of proceeds from sale of facility, net of cash transferred and selling costs, and proceeds from sales of property and equipment of $0.3 million.
Cash from financing activities of $41.8 million during the year ended June 28, 2025, was attributable to $76.5 million of proceeds from Japan term loans and $16.1 million of proceeds from employee stock plans, offset by tax payments related to the net share settlement of restricted stock units of $41.7 million, $8.1 million of principal payments on term loans and payment for an intangible asset acquisition holdback of $1.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded foreign exchange loss of $4.2 million in fiscal year 2025, foreign exchange gains of $0.8 million in fiscal year 2024 and foreign exchange losses of $7.0 million in fiscal year 2023 in the consolidated statements of operations.
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
Interest Rate Fluctuation Risk
As of June 28, 2025, we had cash, cash equivalents, and short-term investments of $877.1 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of June 28, 2025, the weighted-average life of our investment portfolio was approximately eleven months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 28, 2025, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $3.4 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.7 million.
Bank Liquidity Risk
As of June 28, 2025, we had approximately $349.5 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lumentum Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 28, 2025 and June 29, 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended June 28, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2025 and June 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
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
We identified the valuation of inventory as critical audit matter because of the significant assumptions management makes with regards to estimating certain elements of the excess and obsolete write downs. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of inputs used in management’s valuation of inventory excess and obsolete write downs including estimates of expected product lifecycles, product development plans and historical usage by product.

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
August 19, 2025

We have served as the Company's auditor since 2016.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Net revenue	$1,645.0	$1,359.2	$1,767.0
Cost of sales	1,102.9	1,023.8	1,113.6
Amortization of acquired developed intangibles	82.2	83.9	84.4
Gross profit	459.9	251.5	569.0
Operating expenses:
Research and development	303.9	302.2	307.8
Selling, general and administrative	348.2	310.7	348.8
Restructuring and related charges	22.8	72.6	28.1
Gain on sale of facility	(34.9)	—	—
Total operating expenses	640.0	685.5	684.7
Loss from operations	(180.1)	(434.0)	(115.7)
Interest expense	(22.2)	(33.8)	(35.5)
Other income, net	30.2	62.1	48.8
Loss before income taxes	(172.1)	(405.7)	(102.4)
Income tax (benefit) provision	(198.0)	140.8	29.2
Net income (loss)	$25.9	$(546.5)	$(131.6)

Net income (loss) per share:
Basic	$0.38	$(8.12)	$(1.93)
Diluted	$0.37	$(8.12)	$(1.93)

Shares used to compute net income (loss) per share:
Basic	69.0	67.3	68.3
Diluted	69.6	67.3	68.3

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Net income (loss)	$25.9	$(546.5)	$(131.6)
Other comprehensive income (loss), net of tax:
Net change in cumulative translation adjustment	0.1	(0.6)	0.7
Net change in unrealized gain on available-for-sale securities	1.9	4.7	4.4
Net change in defined benefit obligations	(2.3)	1.1	(1.4)
Other comprehensive income (loss), net of tax	(0.3)	5.2	3.7
Comprehensive income (loss), net of tax	$25.6	$(541.3)	$(127.9)

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 28, 2025	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$520.7	$436.7
Short-term investments	356.4	450.3
Accounts receivable, net	250.0	194.7
Inventories	470.1	398.4
Prepayments and other current assets	120.1	110.0
Total current assets	1,717.3	1,590.1
Property, plant and equipment, net	726.4	572.5
Operating lease right-of-use assets, net	27.9	72.8
Goodwill	1,060.9	1,055.8
Other intangible assets, net	465.1	617.5
Deferred tax asset	210.3	10.7
Other non-current assets	10.8	12.5
Total assets	$4,218.7	$3,931.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225.2	$126.3
Accrued payroll and related expenses	57.9	36.1
Accrued expenses	34.6	52.4
Current portion of long-term debt	10.6	—
Operating lease liabilities, current	11.4	13.4
Other current liabilities	53.1	41.1
Total current liabilities	392.8	269.3
Long-term debt	2,562.6	2,503.2
Operating lease liabilities, non-current	23.6	43.0
Deferred tax liability	7.2	55.7
Other non-current liabilities	97.8	103.4
Total liabilities	3,084.0	2,974.6
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares; 69.8 and 67.9 shares issued and outstanding as of June 28, 2025 and June 29, 2024, respectively	0.1	0.1
Additional paid-in capital	1,986.8	1,835.0
Accumulated deficit	(861.2)	(887.1)
Accumulated other comprehensive income	9.0	9.3
Total stockholders’ equity	1,134.7	957.3
Total liabilities and stockholders’ equity	$4,218.7	$3,931.9

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES:
Net income (loss)	$25.9	$(546.5)	$(131.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	104.3	110.6	106.6
Stock-based compensation	177.2	128.8	148.4
Bad debt expense	3.4	—	—
Amortization and write-off of acquired intangible assets	152.4	179.7	149.0
Write-off of right-of-use assets	7.8	—	—
Loss on sales and dispositions of property, plant and equipment	5.2	2.6	8.6
Amortization of debt discount and debt issuance costs	3.0	14.6	24.3
Amortization of inventory fair value adjustment in connection with acquisition	—	8.3	17.8
Gain on repurchase of convertible notes	—	—	(1.0)
Gain on sale of facility	(34.9)	—	—
Other non-cash income, net	(3.5)	(12.2)	(5.7)
Changes in operating assets and liabilities:
Accounts receivable	(58.7)	72.3	83.2
Inventories	(71.3)	73.8	(81.5)
Operating lease right-of-use assets, net	5.1	3.4	15.5
Prepayments and other current and non-currents assets	(35.1)	30.6	(4.2)
Income taxes, net	(218.2)	77.7	(37.9)
Accounts payable	69.2	(89.7)	(74.0)
Accrued payroll and related expenses	22.0	(8.9)	(36.3)
Operating lease liabilities	(5.7)	(4.3)	(16.2)
Accrued expenses and other current and non-current liabilities	(21.8)	(16.1)	14.8
Net cash provided by operating activities	126.3	24.7	179.8
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(231.0)	(133.0)	(128.5)
Acquisition of businesses, net of cash acquired	—	(700.9)	(861.6)
Payment for acquisition of intangible assets	—	(4.0)	—
Purchases of short-term investments	(365.9)	(278.7)	(1,030.3)
Proceeds from maturities and sales of short-term investments	464.7	1,001.5	1,146.1
Proceeds from sale of facility, net of cash and selling costs	47.8	—	—
Proceeds from the sales of property and equipment	0.3	0.8	0.3
Net cash used in investing activities	(84.1)	(114.3)	(874.0)
FINANCING ACTIVITIES:
Proceeds from the issuance of 2029 Notes, net of issuance costs	—	—	599.4
Proceeds from term loans	76.5	—	—
Payment, repurchase and conversion of 2024 Notes	—	(323.1)	(132.8)
Principal payments on term loans	(8.1)	—	(5.9)
Repurchase of common stock	—	—	(175.6)
Payment of withholding taxes related to net share settlement of restricted stock units	(41.7)	(24.0)	(37.2)
Payment of acquisition related holdback	(1.0)	—	—
Proceeds from employee stock plans	16.1	14.4	15.1

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Net cash provided by (used in) financing activities	41.8	(332.7)	263.0
Increase (decrease) in cash and cash equivalents	84.0	(422.3)	(431.2)
Cash and cash equivalents at beginning of period	436.7	859.0	1,290.2
Cash and cash equivalents at end of period	$520.7	$436.7	$859.0

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$20.6	$61.2	$67.3
Cash paid for interest	19.1	19.7	10.8

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$43.4	$11.8	$9.8
Settlement of loan to NeoPhotonics	—	—	50.0
2029 Notes issuance costs in current liabilities	—	—	0.8
Right-of-use assets obtained in exchange for new operating lease liabilities	6.4	16.0	19.4
Unpaid intangible assets in accrued expense	—	1.0	—
Share-based purchase price consideration in connection with the Cloud Light acquisition	—	23.5	—
See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	(in millions)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 2, 2022	68.0	$0.1	$2,003.6	$(129.1)	$0.4	$1,875.0
Cumulative adjustment from adoption of ASU 2020-06	—	—	(426.5)	85.6	—	(340.9)
Net loss	—	—	—	(131.6)	—	(131.6)
Other comprehensive income	—	—	—	—	3.7	3.7
Equity component of repurchased 2024 Notes	—	—	(13.5)	—	—	(13.5)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.6	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.5)	—	(37.2)	—	—	(37.2)
ESPP shares issued	0.3	—	15.1	—	—	15.1
Repurchases of common stock	(3.0)	—	—	(165.5)	—	(165.5)
Stock-based compensation	—	—	150.7	—	—	150.7
Balance as of July 1, 2023	66.4	$0.1	$1,692.2	$(340.6)	$4.1	$1,355.8
Net loss	—	—	—	(546.5)	—	(546.5)
Other comprehensive income	—	—	—	—	5.2	5.2
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.5	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.4)	—	(24.0)	—	—	(24.0)
ESPP shares issued	0.4	—	14.4	—	—	14.4
Equity awards pursuant to merger agreement	—	—	23.5	—	—	23.5
Stock-based compensation	—	—	128.9	—	—	128.9
Balance as of June 29, 2024	67.9	$0.1	$1,835.0	$(887.1)	$9.3	$957.3
Net income	—	—	—	25.9	—	25.9
Other comprehensive income	—	—	—	—	(0.3)	(0.3)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	2.0	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.7)	—	(41.7)	—	—	(41.7)
Exercise of stock options	0.3	—	3.3	—	—	3.3
ESPP shares issued	0.3	—	12.8	—	—	12.8
Stock-based compensation	—	—	177.4	—	—	177.4
Balance as of June 28, 2025	69.8	$0.1	$1,986.8	$(861.2)	$9.0	$1,134.7

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is a leading provider of optical and photonic products and is recognized as an industry leader based on revenue and market share. Our products are essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications. We operate in two end-market focused reportable segments, Cloud & Networking and Industrial Tech.
Our Cloud & Networking products comprise a comprehensive portfolio of optical and photonic chips, components, modules, and subsystems supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers who are building cloud data center and network infrastructures. Our products enable high-capacity optical links for cloud computing, AI/ML workloads, and data center interconnect (“DCI”) applications, as well as for communications service provider networks. Our offerings support access (local), metro (intracity), long-haul (intercity and global), and submarine (undersea) network infrastructure. Additionally, our Cloud & Networking products serve enterprise network infrastructure needs, including storage area networks (“SANs”), local area networks (“LANs”), and wide area networks (“WANs”). Demand for our products is fueled by the ongoing expansion of network capacity required to support cloud and services, AI/ML processing, streaming video, video conferencing, wireless and mobile connectivity, and the internet of things (“IoT”).
Our Industrial Tech products include short-pulse solid-state lasers, kilowatt-class fiber lasers, diode lasers, and gas lasers, serving a wide range of end-markets applications. In the consumer market, our laser light sources are integrated into customers’ 3D sensing cameras, primarily used in mobile devices. In the industrial manufacturing market, our lasers are embedded in machine tools used for precision material processing across diverse industries, including semiconductor and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Adoption of our Industrial Tech products is driven by the need to advance semiconductor and microelectronics technology roadmaps and by Industry 4.0 and 5.0 trends that emphasize greater manufacturing precision, flexibility, and sustainability.
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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be adversely impacted by many factors including inflation, a dynamic supply chain and demand environment, changes in trade policies, including heightened, scheduled, or threatened tariffs, trade restrictions including for certain rare earth minerals, and signs of a fluctuating macroeconomic environment.
The Company is actively monitoring and assessing the ongoing global trade environment, particularly with respect to recent changes in tariff regulations. We have assessed the potential impacts of heightened restrictions and tariffs on our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, inventory valuation, and revenue recognition. While we have determined there was not a material impact to our consolidated financial statements as of June 28, 2025 and for the year ended June 28, 2025, import tariffs implemented by the U.S. and other countries, as currently in effect and/or proposed, could have a material impact on our results for the remainder of 2025 and in the future. The impact of tariffs is dependent on negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal years 2025, 2024 and 2023 were 52-week years, ending on June 28, 2025, June 29, 2024 and July 1, 2023, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation
The consolidated financial statements are prepared in accordance with GAAP and includes the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. Intercompany transactions and balances are fully eliminated in consolidation.

Business Combination
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). On August 3, 2022, we completed the acquisition of NeoPhotonics Corporation (“NeoPhotonics”). On August 15, 2022, we completed the acquisition of IPG Photonics’ telecom transmission product lines. We have applied the acquisition method of accounting to account for these transactions in accordance with ASC Topic 805, Business Combinations. Our consolidated financial statements include the operating results of the acquired entities from the acquisition close date. Refer to “Note 4. Business Combination”.
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
Cash Equivalents
We consider highly liquid fixed income securities with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 28, 2025, our cash equivalents consist of money market funds, U.S. Agency securities and U.S. Treasury securities.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and Diluted Net Income (Loss) per Common Share
Basic income (loss) per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted income per share reflects the potential dilution that could occur if employee equity programs and convertible notes, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, and assumed conversion of our outstanding $1,050.0 million in aggregate principal amount of 2026 Notes, $861.0 million in aggregate principal amount of 2028 Notes, and $603.7 million in aggregate principle amount of 2029 Notes (collectively, the “convertible notes”). Upon adoption of ASU 2020-06 on July 3, 2022, we used the if-converted method for all convertible notes in the diluted net income per share calculation. On September 25, 2024, we made an irrevocable settlement method election, wherein upon conversion, we are required to satisfy our conversion obligation with respect to such converted convertible notes by delivering cash equal to the principal amount of such converted convertible notes and cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. Therefore, the convertible notes will only be dilutive when the average share price of our stock exceeds the conversion price, as the principal will be paid in cash.
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
Inventory Valuation
Inventory is recorded at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. We assess the value of our inventory on a quarterly basis and write down those inventories which are obsolete or in excess of our forecasted demand to the lower of their cost or estimated net realizable value. Our estimates of forecasted demand are based on our analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred revenue as of June 28, 2025 and June 29, 2024 was $0.7 million and $0.6 million, respectively, which was recorded in other current liabilities in the consolidated balance sheets. During fiscal year 2025 and fiscal year 2024, we recognized $0.1 million and $2.0 million of revenue that was included in deferred revenue as of June 29, 2024 and July 1, 2023, respectively.
Warranty
Hardware products regularly include warranties to the end customers such that the product continues to function according to published specifications. We typically offer a twelve-month warranty for most of our products. However, in some instances depending on the product, specific market, product line and geography in which we operate, and what is common in the industry, our warranties can vary and range from six months to five years. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement.
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
Shipping and Handling Costs and Tariffs
We record shipping and handling costs and tariffs related to revenue transactions within cost of sales as a period cost. Amounts billed to the customer for shipping and handling costs, including tariff charges, is recorded as revenue when the relevant product is recognized as revenue.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Our estimates of fair value are based on assumptions believed to be reasonable using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Certain estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts to our preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities, whichever is earlier, the adjustments will affect our earnings.
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
During fiscal years 2025, 2024, and 2023, a few customers generated more than 10% of total net revenue. Refer to “Note 17. Operating Segments and Geographic Information” for more information.
As of June 28, 2025, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customers, which represented 13% and 11% of gross accounts receivable, respectively. As of June 29, 2024, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with one customer, which represented 13% of gross accounts receivable.
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
Foreign Currency Translation
In fiscal year 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal year 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition is the local currency.
Translation adjustments reported prior to fiscal year 2019, remain as a component of accumulated other comprehensive income in our consolidated balance sheet. The translated values for any non-monetary assets and liabilities as of the date we established the U.S. dollar as the functional currency became the new accounting basis for those assets. Accordingly, monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Foreign currency re-measurement gains or losses are included in other income (expense), net in the consolidated statements of operations.
Stock-based Compensation
Generally, compensation expense related to stock-based transactions is measured and recognized in the financial statements based on fair value at the grant date.
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
The Company granted certain employees with stock options, the vesting of which is based on the requisite service requirement and expected to vest within three years. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model, which requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU No. 2023-07 during the fiscal year ended June 28, 2025, and applied the guidance retrospectively to all periods presented. The adoption of this standard only impacts disclosures and did not have a material impact to the Company’s consolidated financial statements. Refer to “Note 17. Operating Segments and Geographic Information” for further details.
Accounting Pronouncements Not Yet Effective
In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, ASU No. 2025-04 clarifies that the guidance in ASC 606 on the variable consideration constraints does not apply to share-based consideration payable to a customer regardless of whether an award’s grant date has occurred (as determined under ASC 718). ASU No. 2025-04 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-04 in the first quarter of fiscal year 2027. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810), which revises the guidance in ASC 805 to clarify that, in determining the accounting acquirer in a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired, an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primarily beneficiary. ASU No. 2025-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-04 in the first quarter of fiscal year 2027. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, which revises the effective date of ASU No. 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt ASU No. 2024-04 in the first quarter of fiscal year 2027. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarify the requirements related to accounting for the settlement of a debt as an induced conversion. ASU No. 2024-04 is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for convertible debt instruments with cash conversion features and debt instruments that are not currently convertible. ASU No. 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We plan to adopt ASU No. 2024-04 in the first quarter of fiscal year 2027. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In March 2024, the FASB issued ASU No. 2024-02: Codification Improvements - Amendments to Remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. ASU No. 2024-02 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not plan to early adopt and the standard will become effective for the Company for fiscal year 2026.

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Numerator:
Net income (loss) - basic and diluted	$25.9	$(546.5)	$(131.6)

Denominator:
Weighted average common shares outstanding - basic	69.0	67.3	68.3
Effect of dilutive securities from stock-based benefit plans	0.6	—	—
Weighted average common shares outstanding - diluted	69.6	67.3	68.3

Net income (loss) per share:
Basic	$0.38	$(8.12)	$(1.93)
Diluted	$0.37	$(8.12)	$(1.93)
Shares from stock-based benefit plans and shares issuable assuming conversion of our convertible notes are anti-dilutive for the years ended June 29, 2024 and July 1, 2023, therefore excluded from the calculation of diluted net loss per share, as the Company had net loss for these periods. For the year ended June 28, 2025, the Company had net loss during the first three quarters, and therefore shares from stock-based benefit plans and shares issuable assuming conversion of our convertible notes were included in the weighted average only for the fourth quarter of fiscal year 2025.
Average anti-dilutive shares excluded from the calculation of diluted net income per share for the year ended June 28, 2025 include 4.4 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), 0.1 million shares issuable under the 2015 Purchase Plan (the “ESPP”) and 0.8 million shares outstanding related to stock options. In addition, the calculation of diluted net income per share for the year ended June 28, 2025 excludes the impact of our convertible notes under the if-converted method.
Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the year ended June 29, 2024 include 29.6 million shares related to the convertible notes, 4.1 million shares issuable under RSUs and PSUs and 0.2 million shares issuable under the ESPP and 1.1 million shares outstanding related to stock options.
Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the year ended July 1, 2023 include 24.8 million shares related to convertible notes, 3.2 million shares issuable under RSUs and PSUs and 0.2 million shares issuable under the ESPP. Refer to “Note 14. Equity”.
As a result of our adoption of ASU No. 2020-06 in the first quarter of fiscal year 2023, potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Business Combination
Cloud Light Acquisition
On October 29, 2023, we entered into a definitive merger agreement (the “Merger Agreement”) with Cloud Light. On November 7, 2023, we completed the acquisition of Cloud Light (the “Cloud Light Closing Date”). Cloud Light designs, markets, and manufactures advanced optical modules for data center applications. This acquisition enabled us to be well-positioned to serve the growing needs of Cloud & Networking customers, particularly those customers focused on optimizing their data center infrastructure for the demands of AI/ML.
We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations, with respect to the fair value of purchase price consideration and the identifiable assets and liabilities of Cloud Light, which have been measured at estimated fair value as of the Cloud Light Closing date. The following table summarizes the purchase price consideration (in millions):

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
The cash consideration of $705.0 million, which was funded by the cash balances of Lumentum, includes $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations under the Merger Agreement and customary adjustment for working capital. Since the measurement period expired, any future adjustments will be included in our earnings. No amount of the escrow funds have been released as the parties have not mutually agreed on the indemnification obligation and working capital adjustment.
We incurred a total of $9.6 million of acquisition-related costs the year ended June 29, 2024, representing professional and other direct acquisition costs, which are recorded as selling, general and administrative expense in the consolidated statement of operations when incurred.

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
Goodwill from the Cloud Light acquisition was assigned to the Cloud & Networking segment. The goodwill of $365.8 million arising from the acquisition is attributed to the expected revenue growth and synergies, including future cost efficiencies and other benefits that are expected to be generated by combining Lumentum and Cloud Light. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 9. Goodwill and Other Intangible Assets.”
Due to the integration of the combined businesses, including our sales and customer organizations, operations teams and manufacturing facilities, it is impracticable to determine Cloud Light’s contribution to our revenue and earnings during the year ended June 28, 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Pro Forma Information
The following unaudited supplemental pro forma information presents the combined results of operations for the years ended June 28, 2025, June 29, 2024 and July 1, 2023, respectively, as if the acquisition was completed on July 3, 2022, the first day of the fiscal year 2023. The unaudited supplemental pro forma financial information presented below is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The unaudited supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
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
The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Net revenue	$1,645.0	$1,447.9	$1,961.5
Net income	$32.8	$531.7	$180.1
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
The following unaudited supplemental pro forma information (unaudited) presents the combined results of operations for the year ended July 1, 2023, as if the acquisition was completed on July 4, 2021, the first day of fiscal year 2022. The unaudited supplemental pro forma financial information is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated. The unaudited supplemental pro forma financial information does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position. The unaudited pro forma financial information includes adjustments for: (i) amortization expense that would have been recognized related to the acquired intangible assets, (ii) depreciation expense that would have been recognized related to the acquired property, plant, and equipment, (iii) amortization of inventory fair value adjustment, (iv) acquisition related costs, such as third party transaction costs and restructuring costs, (v) stock-based compensation expense and (vi) the estimated income tax effect on the unaudited pro forma adjustments.
The unaudited supplemental pro forma financial information for the periods presented is as follows (in millions):

Year Ended
July 1, 2023
Net revenue	$1,790.9
Net loss	$(90.1)

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
The unaudited pro forma financial information from the acquisition of the IPG telecom transmission product lines, assuming the acquisition was completed on the first day of fiscal year 2022, as well as revenue and earnings generated during fiscal year 2023, were not material for disclosure purposes.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 28, 2025:
Cash	$349.5	$—	$—	$349.5
Cash equivalents:
Commercial paper	2.5	—	—	2.5
Money market funds	161.7	—	—	161.7
U.S. Treasury securities	7.0	—	—	7.0
Total cash and cash equivalents	$520.7	$—	$—	$520.7
Short-term investments:
Certificates of deposit	$—	$—	$—	$—
Commercial paper	2.7	—	—	2.7
Corporate debt securities	210.9	0.3	(0.1)	211.1
U.S. Agency securities	67.6	0.1	—	67.7
U.S. Treasury securities	74.8	0.1	—	74.9
Total short-term investments	$356.0	$0.5	$(0.1)	$356.4
June 29, 2024:
Cash	$196.9	$—	$—	$196.9
Cash equivalents:
Commercial paper	15.9	—	—	15.9
Money market funds	223.9	—	—	223.9
Total cash and cash equivalents	$436.7	$—	$—	$436.7
Short-term investments:
Certificates of deposit	$0.8	$—	$—	$0.8
Commercial paper	12.6	—	—	12.6
Corporate debt securities	244.5	—	(0.6)	243.9
U.S. Agency securities	81.2	—	(0.3)	80.9
U.S. Treasury securities	112.6	—	(0.5)	112.1
Total short-term investments	$451.7	$—	$(1.4)	$450.3
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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During fiscal years 2025, 2024 and 2023, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of other income, net are as follows for the years presented (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Foreign exchange gains (losses), net	$(4.2)	$0.8	$7.0
Interest and investment income	34.4	61.3	40.8
Other income (losses), net	—	—	1.0
Other income, net	$30.2	$62.1	$48.8
Included in the interest and investment income are $5.2 million, $5.8 million and $6.7 million of interest receivable as of June 28, 2025, June 29, 2024 and July 1, 2023, respectively, recorded as prepayments and other current assets within the consolidated balance sheets. We did not recognize an allowance for credit losses against the interest receivable in any of the periods presented as there were no such losses.
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
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months, respectively, as of the periods presented (in millions):

	Continuous Loss Position For More Than 12 Months		Continuous Loss Position For Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 28, 2025:
U.S. Agency securities	$—	$—	$24.5	$—	$—
Commercial paper	—	—	5.2	—	—
Corporate debt securities	—	—	73.8	(0.1)	(0.1)
U.S. government bonds	—	—	35.3	—	—
Total	$—	$—	$138.8	$(0.1)	$(0.1)

June 29, 2024:
U.S. Agency securities	$62.3	$(0.3)	$12.6	$—	$(0.3)
Commercial paper	—	—	28.6	—	—
Corporate debt securities	133.7	(0.5)	90.6	(0.2)	(0.7)
U.S. government bonds	72.3	(0.4)	39.7	(0.1)	(0.5)
Total	$268.3	$(1.2)	$171.5	$(0.3)	$(1.5)
The following table classifies our short-term investments by remaining maturities (in millions):

	June 28, 2025		June 29, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$139.9	$140.0	$405.5	$404.1
Due between 1 year to 5 years	216.1	216.4	46.2	46.2
	$356.0	$356.4	$451.7	$450.3
All available-for-sale securities have been classified as current, based on management’s intent and ability to use the funds in current operations.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Fair Value Measurements
We determine fair value based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based on the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 28, 2025 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$2.5	$—	$2.5
Money market funds	161.7	—	—	161.7
U.S. Treasury securities	7.0			7.0
Short-term investments:
Certificates of deposit	—	—	—	—
Commercial paper	—	2.7	—	2.7
Corporate debt securities	—	211.1	—	211.1
U.S. Agency securities	—	67.7	—	67.7
U.S. Treasury securities	74.9	—	—	74.9
Total assets	$243.6	$284.0	$—	$527.6
(1) Excludes $349.5 million in cash held in our bank accounts as of June 28, 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
June 29, 2024 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$15.9	$—	$15.9
Money market funds	$223.9	$—	$—	223.9
Short-term investments:
Certificates of deposit	—	0.8	—	0.8
Commercial paper	—	12.6	—	12.6
Corporate debt securities	—	243.9	—	243.9
U.S. Agency securities		80.9		80.9
U.S. Treasury securities	112.1	—	—	112.1
Total assets	$336.0	$354.1	$—	$690.1
(1) Excludes $196.9 million in cash held in our bank accounts as of June 29, 2024.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of the convertible notes and term loans, see “Note 10. Debt”. The estimated fair value of the convertible notes was determined based on the trading price of the convertible notes as of the last day of trading for the period. We consider the fair value of the convertible notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying amounts and estimated fair values of our convertible notes are as follows for the periods presented (in millions):

	June 28, 2025		June 29, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$600.2	$925.5	$599.4	$588.8
2028 Notes	857.7	890.2	856.6	680.2
2026 Notes	1,048.3	1,233.3	1,047.2	948.3
	$2,506.2	$3,049.0	$2,503.2	$2,217.3
As of June 28, 2025, the carrying amount of our term loans is not significantly different from its fair value.
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal year 2025, we concluded that our intangible and other long-lived assets were not impaired. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, or any indicators of impairment exist.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of June 28, 2025 and June 29, 2024, the allowance for credit losses on our trade receivables were $3.5 million and $0.2 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	June 28, 2025	June 29, 2024
Raw materials and purchased parts	$253.2	$196.9
Work in process	159.1	101.6
Finished goods	57.8	99.9
Inventories	$470.1	$398.4
In connection with the Cloud Light Acquisition, we recorded $72.8 million of inventory as of the Cloud Light Closing date. During the year ended June 29, 2024, we amortized and recognized as cost of sales in our consolidated statements of operations the entire $8.0 million of fair value step-up of inventory acquired from Cloud Light.
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	June 28, 2025	June 29, 2024
Land	$108.6	$75.2
Buildings and improvement	270.4	215.1
Machinery and equipment	848.8	772.1
Computer equipment and software	39.1	44.9
Furniture and fixtures	14.7	14.3
Leasehold improvements	45.9	47.5
Construction in progress	152.3	71.1
	1,479.8	1,240.2
Less: Accumulated depreciation	(753.4)	(667.7)
Property, plant and equipment, net	$726.4	$572.5
Our construction in progress primarily includes building and improvements and machinery and equipment that we expect to place in service in the next 12 months.
In connection with the Cloud Light acquisition, we assumed $62.5 million of property, plant and equipment as of the Cloud Light Closing date.
On December 17, 2024, we entered into an agreement to sell our assets in an entity in Shenzhen, China. On March 5, 2025, we completed the sale and received net proceeds of $47.8 million, which was net of cash of $17.6 million and direct selling costs of $1.1 million. The net assets sold consisted primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $12.9 million, and were used by the Cloud and Networking segment for manufacturing and research and development activities. As a result, we recognized a gain on sale of facility of $34.9 million, which was recorded in our consolidated statements of operations for the year ended June 28, 2025. We paid $4.4 million of withholding taxes on this sale transaction, which is recorded as part of the income tax provision for the year ended June 28, 2025. We also incurred $0.7 million of indirect selling expenses related to this transaction, which was recorded as part of selling, general and administrative expenses in our consolidated statements of operations for the year ended June 28, 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During fiscal years 2025, 2024 and 2023, we recorded depreciation expense of $104.3 million, $110.6 million, and $106.6 million, respectively.
Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	June 28, 2025	June 29, 2024
Operating lease right-of-use assets	$54.4	$112.3
Less: accumulated amortization	(26.5)	(39.5)
Operating lease right-of-use assets, net	$27.9	$72.8
In connection with the Cloud Light acquisition, we acquired $3.7 million of right-of-use assets related to leases of real estate properties used as our manufacturing and office premises. We accounted for these leases as operating leases and have the remaining lease term ranging from 1.5 to 2.6 years at the Cloud Light Closing date.
In connection with our integration efforts to consolidate our sites, we recorded restructuring charges for various sites and reduced our operating lease right-of-use assets by $7.8 million during the year ended June 28, 2025.
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
Other current liabilities
The components of other current liabilities were as follows (in millions):

	June 28, 2025	June 29, 2024
Restructuring and related accrual (1)	$2.5	$11.1
Warranty reserve (2)	14.4	13.2
Deferred revenue and customer deposits	0.7	0.6
Income tax payable (3)	29.1	13.2
Other current liabilities	6.4	3.0
Other current liabilities	$53.1	$41.1
(1) Refer to “Note 12. Restructuring and Related Charges.”
(2) Refer to “Note 16. Commitments and Contingencies.”
(3) Refer to “Note 13. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	June 28, 2025	June 29, 2024
Asset retirement obligation	$7.1	$7.5
Pension and related accrual (1)	9.7	7.5
Unrecognized tax benefit (2)	55.6	83.0
Other non-current liabilities (2)	25.4	5.4
Other non-current liabilities	$97.8	$103.4
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $9.7 million as of June 28, 2025 relates to $11.0 million of non-current portion of benefit obligation, offset by $1.3 million of funding for the pension plan in Switzerland. Pension and related accrual of $7.5 million as of June 29, 2024 relates to $8.6 million of non-current portion of benefit obligation, offset by $1.2 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary. Refer to “Note 15. Employee Retirement Plans”.
(2) The Company reclassified a $21.4 million unrecognized tax position to other non-current liabilities during the year ended June 28, 2025 for an indemnification liability related to the sale of certain assets. This did not impact our results of operations for the year ended June 28, 2025.
Note 8. Leases
We lease certain real and personal property from unrelated third parties under non-cancellable operating leases that expire at various dates through fiscal year 2033. These operating leases are primarily for administrative offices, research and development and manufacturing facilities, as well as sales offices in various countries around the world. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.
As of June 28, 2025, we sublease a portion of our offices in the United States, Canada, the United Kingdom and China. These subleases will expire at various dates through fiscal year 2029. We anticipate receiving approximately $0.9 million in sublease income over the next fiscal year.
The components of lease costs, lease term, and discount rate are as follows (in millions, except for weighted average data):

	June 28, 2025	June 29, 2024	July 1, 2023

Operating lease cost	$13.3	$16.8	$14.4
Short-term and variable lease cost	3.5	4.6	2.7
Sublease income	(0.8)	(2.0)	(2.6)
Total lease cost	$16.0	$19.4	$14.5

Weighted average remaining lease term (in years):
Operating leases	3.3	5.2	5.8
Weighted average discount rate (in percentages):
Operating leases	3.8%	3.5%	3.1%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 28, 2025, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)
2026	$12.7
2027	11.7
2028	7.5
2029	4.4
2030	1.0
Thereafter	0.3
Total minimum lease payments	37.6
Less: amount representing interest	(2.6)
Present value of total lease liabilities	$35.0
(1) Non-cancellable sublease proceeds for fiscal year 2025 of $0.9 million are not included in the table above.
Note 9. Goodwill and Other Intangible Assets
Goodwill
In November 2023, we completed the acquisition of Cloud Light. We recognized goodwill of $365.8 million, which was allocated to the Cloud & Networking segment.
In the first quarter of fiscal year 2023, we completed two acquisitions, our acquisition of NeoPhotonics and the acquisition of IPG telecom transmission product lines. We recognized goodwill of $315.3 million related to the NeoPhotonics acquisition and $10.9 million related to the acquisition of the IPG telecom transmission product lines as of July 1, 2023. We allocated the entire goodwill amount in connection with these two acquisitions to the Cloud & Networking segment.
The following table presents our goodwill balance by the reportable segments as of June 28, 2025 and June 29, 2024 (in millions):

	Cloud & Networking	Industrial Tech	Total
Balance as of July 1, 2023	$683.9	$11.2	$695.1
Acquisition of Cloud Light (1)	360.7	—	360.7
Balances as of June 29, 2024	$1,044.6	$11.2	$1,055.8
Acquisition of Cloud Light (2)	5.1	—	5.1
Balances as of June 28, 2025	$1,049.7	$11.2	$1,060.9
(1) We recorded $359.5 million of goodwill as of the acquisition date and $1.2 million of measurement period adjustments to increase goodwill during the year ended June 29, 2024.
(2) During the year ended June 28, 2025, prior to the end of the measurement period, we adjusted the purchase price allocation and recorded a $5.1 million increase to goodwill. The primary adjustment to the opening balance sheet relates to income tax liabilities which were not known in previous periods.
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
During the annual impairment testing performed in the fourth quarter of each year presented, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the years ended June 28, 2025 and June 29, 2024.
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
During the years ended June 28, 2025 and June 29, 2024, we reclassified $4.3 million and $10.3 million, respectively, of IPR&D intangible assets acquired from Cloud Light to acquired developed technologies for IPR&D projects that were completed during the periods. We recorded $0.2 million and $0.1 million of related amortization expense in our consolidated statements of operations during the years ended June 28, 2025 and June 29, 2024, respectively.
The following tables present details of all of our intangibles, including those acquired in connection with our acquisitions in fiscal year 2024 and fiscal year 2023, as of the periods presented (in millions, except for weighted average remaining amortization period):

June 28, 2025	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$822.4	$(559.0)	$263.4	4.1
Customer relationships	419.8	(226.6)	193.2	4.1
In-process research and development	8.5	—	8.5	n/a
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,267.7	$(802.6)	$465.1
During the year ended June 28, 2025, we recorded a $2.7 million write-off of IPR&D intangible assets for projects we will no longer pursue, which includes $2.0 million from the NeoPhotonics acquisition and $0.6 million from the Cloud Light acquisition. We recognized this charge as research and development expense in our consolidated statements of operations during the year ended June 28, 2025.

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
During the year ended June 29, 2024, we reclassified $1.9 million of IPR&D intangible assets acquired from NeoPhotonics to acquired developed technologies for IPR&D projects that were completed during the period and recorded $0.3 million of related amortization expense in our consolidated statements of operations during the year ended June 29, 2024.
During the year ended June 29, 2024, we discontinued our in-house development of coherent DSPs and RFICs. As a result, we recorded $35.8 million of restructuring and related charges during the fiscal fourth quarter of 2024, which included a $29.1 million write-off of IPR&D assets acquired as part of the acquisition of IPG telecom transmission product lines, as well as $6.7 million of contract exit costs and asset write-offs.
During fiscal years 2025, 2024 and 2023, we recorded $149.7 million, $150.6 million and $127.7 million, respectively, of amortization related to intangibles assets.
The following table presents details of amortization for the periods presented (in millions):

	Years ended
	June 28, 2025	June 29, 2024	July 1, 2023
Cost of sales	$82.2	$83.9	$84.4
Selling, general and administrative	65.9	65.2	43.3
Research and development	1.6	1.5	—
Total amortization of intangibles	$149.7	$150.6	$127.7
Based on the carrying amount of our intangible assets as of June 28, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2026	$135.0
2027	122.7
2028	82.1
2029	51.8
2030	45.8
Thereafter	19.2
Total	$456.6
The table above excludes in-process research and development intangible assets.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debt
Our debt consists of the following:

	June 28, 2025			June 29, 2024
	Short-term	Long-term	Total	Short-term	Long-term	Total
Convertible notes	$—	$2,506.2	$2,506.2	$—	$2,503.2	$2,503.2
Term loans	10.6	56.4	67.0	—	—	—
Total	$10.6	$2,562.6	$2,573.2	$—	$2,503.2	$2,503.2
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
Prior to the close of business on the business day immediately preceding September 15, 2029, holders of the 2029 Notes may convert their 2029 Notes only under the following circumstances:
•during any fiscal quarter commencing after September 30, 2023 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% if the applicable conversion price, or $90.40, on each applicable trading day;
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
The entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025 and June 29, 2024, measured at amortized cost.
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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on the non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal year 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. The entire 2028 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025 and June 29, 2024, measured at amortized cost.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal year 2023, our 2026 Notes were accounted for as a single liability measured at amortized cost. The entire 2026 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025 and June 29, 2024, measured at amortized cost.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Notes - Additional Disclosures
Our convertible notes consisted of the following components as of the periods presented (in millions):

June 28, 2025	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(1.7)	(3.3)	(3.5)	(8.5)
Net carrying amount of the liability component	$1,048.3	$857.7	$600.2	$2,506.2

June 29, 2024	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(2.8)	(4.4)	(4.3)	(11.5)
Net carrying amount of the liability component	$1,047.2	$856.6	$599.4	$2,503.2
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
The following table sets forth interest expense information related to our convertible notes for the periods presented (in millions):

	June 28, 2025	June 29, 2024	July 1, 2023
Contractual interest expense	$18.6	$19.2	$11.2
Amortization of the debt discount and debt issuance costs	3.0	14.6	24.3
Total interest expense	$21.6	$33.8	$35.5
The future interest and principal payments related to our convertible notes are as follows as of June 28, 2025 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	Total
2026	$5.3	$4.3	$9.1	$18.7
2027	1,052.6	4.3	9.1	1,066.0
2028	—	865.3	9.1	874.4
2029	—	—	9.1	9.1
2030	—	—	608.1	608.1
Total payments	$1,057.9	$873.9	$644.5	$2,576.3
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
As of June 28, 2025, the Company had $40.6 million in principal amount outstanding on our SMBC Term Loan, of which the short-term portion of $4.4 million is recorded as current liabilities while the long-term portion of $36.2 million is recorded as long-term debt in the Company’s consolidated balance sheets.
Mizuho Term Loan
On September 20, 2024, the Company entered into a term loan agreement (the “Mizuho Term Loan”) with Mizuho Bank, Ltd. (“Mizuho”), in order to finance our planned manufacturing expansions. The Mizuho Term Loan provides for borrowings of 4.5 billion JPY with a 5-year term from the funding date of September 20, 2024. The loan requires quarterly principal payments of approximately 225.0 million JPY commencing on December 20, 2024 with the final payment on September 20, 2029. The Mizuho Term Loan bears interest at a fixed annual rate of 0.90%. The Mizuho Term Loan is secured by the real estate assets owned by NeoPhotonics Semiconductor GK. The Mizuho Term Loan agreement requires that the Company and certain domestic subsidiaries comply with covenants relating to customary matters, including obtaining approval from Mizuho prior to transferring, creating a security interest, or disposing of the collateral assets; obtaining approval from Mizuho prior to a business transfer, business acquisition, corporate reorganization or changes such as mergers, company splits, share exchanges or share transfers or capital structure changes; obtaining approval from Mizuho prior to changing the Company’s indirect ownership in Lumentum Japan, Inc; and obtaining approval from Mizuho prior to a distribution of dividends by Lumentum Japan, Inc. to its shareholders.
As of June 28, 2025, the Company had $26.4 million in principal amount outstanding on our Mizuho Term Loan, of which the short-term portion of $6.2 million is recorded as current liabilities while the long-term portion of $20.2 million is recorded as long-term debt in the Company’s consolidated balance sheets.
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
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Balances as of July 2, 2022	$9.7	$1.0	$(10.3)	$0.4
Other comprehensive income (loss)	0.7	(1.4)	4.4	3.7
Balances as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
Other comprehensive income (loss)	(0.6)	1.1	4.7	5.2
Balances as of June 29, 2024	$9.8	$0.7	$(1.2)	$9.3
Other comprehensive income (loss)	0.1	(2.3)	1.9	(0.3)
Balances as of June 28, 2025	$9.9	$(1.6)	$0.7	$9.0
(1) In fiscal year 2019, as a result of significant changes in economic facts and circumstances, primarily due to the acquisition of Oclaro, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income in our consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal year 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition is the local currency.
(2) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary. During fiscal years 2025, 2024 and 2023, our income (loss) on defined benefit obligations is presented net of tax of nil, $0.4 million, and nil, respectively.
(3) In fiscal years 2025, 2024 and 2023, our unrealized gain (loss) on available-for-sale securities is presented net of tax of nil, $1.7 million and $0.8 million, respectively.
Note 12. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes the activities of restructuring and related charges during the periods presented (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Balance as of beginning of period	$11.1	$5.0	$—
Charges	22.8	72.6	28.1
Payments and other adjustments	(31.4)	(66.5)	(23.1)
Balance as of end of period	$2.5	$11.1	$5.0
During the year ended June 28, 2025, we recorded restructuring and related charges of $22.8 million. This included $14.6 million of assets written off, including property, plant and equipment, right-of-use assets, prepayments and other current assets as well as charges for other contractual commitments associated with site closures, and $4.3 million of employee severance primarily due to efforts to consolidate our sites and focus on other market opportunities, including cloud and AI markets. In addition, we also recorded $3.0 million of charges related to the discontinuation of our in-house development of coherent Digital Signal Processors (“DSPs”) and Radio Frequency Integrated Circuits (“RFICs”).

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
Note 13. Income Taxes
Our loss before income taxes consisted of the following (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Domestic	$(174.4)	$(219.6)	$(44.3)
Foreign	2.3	(186.1)	(58.1)
Loss before income taxes	$(172.1)	$(405.7)	$(102.4)
Our income tax (benefit) provision consisted of the following (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Federal:
Current	$(8.4)	$(10.6)	$12.9
Deferred	—	124.0	(22.5)
	(8.4)	113.4	(9.6)
State:
Current	1.8	1.3	0.9
Deferred	—	(8.0)	(0.5)
	1.8	(6.7)	0.4
Foreign:
Current	55.5	52.1	55.3
Deferred	(246.9)	(18.0)	(16.9)
	(191.4)	34.1	38.4

Total income tax (benefit) provision	$(198.0)	$140.8	$29.2

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate to our income before provision for income taxes as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Income tax provision computed at federal statutory rate	$(36.1)	$(85.2)	$(21.5)
Foreign rate differential	(49.9)	58.9	33.6
Change in valuation allowance	(161.5)	150.1	(4.8)
Tax credits	(2.2)	(1.8)	(46.5)
Stock-based compensation	22.3	17.8	19.1
Permanent items	0.3	(3.2)	2.9
Transaction costs	—	1.3	2.4
Subpart F and GILTI	22.4	0.2	44.2
Unrecognized tax benefits	8.5	11.7	8.6
Change in Tax Rates	0.5	(9.9)	—
BEAT	—	—	(8.0)
Audit settlement	(4.4)	—	—
State taxes	1.9	—	—
Other	0.2	0.9	(0.8)
Total income tax (benefit) provision	$(198.0)	$140.8	$29.2

Effective tax rate	115.04%	(34.71)%	(28.52)%
Our provision for income taxes for fiscal year 2025 differs from the 21% U.S. statutory rate primarily due to the income tax benefit associated with the release of a valuation allowance on our UK deferred tax assets, earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, partially offset by the income tax expense from U.S. income inclusions from Subpart F and GILTI, non-deductible stock-based compensation and changes in unrecognized tax benefits.
Our provision for income taxes for fiscal year 2024 differs from the 21% U.S. statutory rate primarily due to the income tax expense associated with the recognition of a valuation allowance on our U.S. federal and state deferred tax assets, earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and non-deductible stock-based compensation. Additionally, our provision for income taxes includes changes in unrecognized tax benefits, partially offset by the income tax benefit from a change in the applicable statutory income tax rate in certain jurisdictions.
Our provision for income taxes for fiscal year 2023 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign income inclusions in the U.S., earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate and non-deductible stock-based compensation. Additionally, our provision for income taxes includes income tax benefits from various tax credits and change in valuation allowance as it is more-likely-than-not that certain deferred tax assets will be realizable in the future. During fiscal year 2023, we also effectuated certain tax planning actions which reduced the amount of BEAT for fiscal year 2022.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	June 28, 2025	June 29, 2024
Gross deferred tax assets:
Intangibles	$20.3	$27.0
Tax credit carryforwards	143.2	109.3
Net operating loss carryforwards	232.1	226.0
Inventories	14.9	11.1
Accruals and reserves	28.1	14.1
Fixed assets	17.2	26.2
Capital loss carryforwards	11.2	11.2
Capitalized and unclaimed R&D expenditure	178.1	77.0
Stock-based compensation	8.9	5.9
Lease liabilities	7.5	13.4
Other	2.4	1.0
Gross deferred tax assets	663.9	522.2
Valuation allowance	(440.8)	(490.4)
Deferred tax assets	223.1	31.8
Gross deferred tax liabilities:
Intangible amortization	(10.5)	(59.1)
Convertible notes	—	(0.1)
Right-of-use assets	(5.8)	(15.0)
Inventories	(3.6)	(2.2)
Other	(0.1)	(0.4)
Deferred tax liabilities	(20.0)	(76.8)

Total net deferred tax assets	$203.1	$(45.0)
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. In fiscal year 2025, after considering both positive and negative evidence, we determined that there is sufficient objectively verifiable positive evidence to conclude that it is more-likely-than-not that our UK deferred tax assets are realizable in the future. As a result, we released a valuation allowance against such deferred tax assets except for the non-trading deficit carryforward resulting in an income tax benefit of $153.1 million. We continue to maintain our valuation allowance on U.S. and Canada deferred tax assets, and a partial valuation allowance on our Slovenia deferred tax asset. The total valuation allowance against our deferred tax assets decreased by $49.6 million in fiscal year 2025. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future. Based on the information currently available, we do not believe that a significant portion of our valuation allowance for the U.S., California, Canada, and UK will be released in the next 12 months. Such a release would result in the recognition of certain deferred tax assets and a decrease in the income tax expense for the period in which the release is recorded.
As of June 28, 2025, the Company had federal and foreign net operating loss carryforwards of $217.3 million and $750.1 million, respectively. These carryforwards will begin to expire in the fiscal year ending 2027. The federal and foreign tax attributes carried forward are subject to various rules which impose limitations on the utilization. Additionally, the Company has federal, state, and foreign research and other tax credit carryforwards of $55.4 million, $90.4 million, and $34.4 million, respectively. The federal credits will begin to expire in the fiscal year ending 2026 and California credits can be carried forward indefinitely. The foreign tax credits will begin to expire in the fiscal year ending 2026. The Company’s U.S. federal and state net operating loss and credit carryforwards are subject to annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code and similar state provisions.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have certain tax incentives with respect to our operations in China. These tax incentives require compliance with certain conditions and expire at various dates through calendar year 2025. The impact of these tax incentives was an increase in net income of approximately $0.5 million, or $0.01 per share in fiscal year 2025, $3.1 million, or $0.05 per share in fiscal year 2024, and $0.6 million or $0.01 per share in fiscal year 2023. The Company has also obtained a tax holiday related to certain business activities in Thailand, but to date, has not met the requirements to obtain the benefits of the tax holiday. Accordingly, the earned income is subject to regular Thailand statutory rates.
Current U.S. tax law generally provides greater flexibility for us to access and utilize our cash held by certain of our foreign subsidiaries and we intend to repatriate all or some of the earnings of our subsidiaries in the Cayman Islands, Japan, and Hong Kong. As to all other foreign subsidiaries, we intend to reinvest these earnings indefinitely in our foreign subsidiaries. As a result, U.S. income and foreign withholding taxes associated with the repatriation of $47.3 million of earnings from our foreign subsidiaries, other than the Cayman Islands, Japan, and Hong Kong subsidiaries, have not been provided for. We estimate that an additional $5.7 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S. and such withholding taxes may be available as foreign tax credit or deduction to reduce U.S. tax liability.
The aggregate changes in the balance of our unrecognized tax benefits between June 29, 2024 and June 28, 2025 are as follows (in millions):

Balance as of July 2, 2022	$61.7
Increases based on tax positions related to prior year	2.8
Decreases based on tax positions related to prior year	(5.5)
Decreases related to Statute of Limitations	(0.1)
Additions based on tax positions related to current year	7.7
Increases due to acquisition	47.3
Balance as of July 1, 2023	$113.9
Increases based on tax positions related to prior year	19.6
Decreases based on tax positions related to prior year	(9.4)
Decreases related to Statute of Limitations	(24.8)
Additions based on tax positions related to current year	7.3
Increases due to acquisition	9.1
Balance as of June 29, 2024	$115.7
Increases based on tax positions related to prior year	10.4
Decreases based on tax positions related to prior year	(4.9)
Decreases related to Statute of Limitations	(13.6)
Additions based on tax positions related to current year	14.8
Increases due to acquisition	4.4
Decreases due to audit settlement	(13.9)
Decreases due to reclass	(14.3)
Balance as of June 28, 2025	$98.6
As of June 28, 2025, we had $55.3 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Although it is possible that certain tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within next 12 months. However, we believe that we have adequately provided under GAAP for potential audit outcomes. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to be $2.5 million over the next 12 months.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 28, 2025 and June 29, 2024 were $12.5 million and $21.0 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major tax jurisdictions where we file tax returns are the U.S. federal government, the state of California, Japan, the United Kingdom, Thailand, China and Canada. As of June 28, 2025, our fiscal years 2012 to 2024 tax returns are open to potential examination in one or more jurisdictions. In addition, certain net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits.
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
As of June 28, 2025, we had 4.8 million shares subject to stock options, restricted stock units, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units and performance stock units have vesting that is performance-based, market-based and time-based or any combination thereof, and are expected to vest within four years. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally have a vesting period of three years. As of June 28, 2025, 2.6 million shares of common stock under the 2015 Plan were available for grant.
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
We estimated the fair value of the replacement options on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the replacement options were as follows:

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal year 2025, our board of directors approved grants of 2.0 million shares which primarily vest over three years. The fair value of these grants is based on the closing market price of our common stock on the date of grant.
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
Performance Stock Units
Performance stock units (“PSUs”) are grants of shares of our common stock that vest upon the achievement of certain performance and service conditions. For PSUs with performance-based conditions, the fair value of these grants is based on the closing market price of our common stock on the date of grant, and we begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. For PSUs with market-based conditions, the fair value of these grants is estimated using a Monte-Carlo simulation model, and the compensation expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied, provided the requisite service is rendered. Our PSUs are subject to risk of forfeiture until performance and service conditions are satisfied and generally vest within three years.
During fiscal year 2025, our board of directors approved a grant of 0.7 million PSUs with an aggregate grant date fair value of $39.8 million to executive and non-executive employees as part of our Annual Incentive Plan (“AIP PSUs”). These AIP PSUs are subject to performance targets and service conditions, with a vesting period of one year. The board of directors also approved a grant of 0.3 million PSUs with an aggregate grant date fair value of $18.3 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of revenue targets and certain non-financial performance measurements, as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 300% in accordance with the terms established at the date of grant. In addition, the board of directors also approved a grant of 0.1 million PSUs with an aggregate grant date fair value of $7.7 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of the Company’s total shareholder return (or “TSR”) relative to specified peer group (or “rTSR”), as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 300% in accordance with the terms established at the date of grant. The Company estimated the grant date fair value of TSR awards using a Monte-Carlo simulation model, which was calculated at $70.57 per share. We also granted approximately 0.2 million PSUs with an aggregate grant date fair value of $17.4 million to our new President and Chief Executive Officer. These PSUs will vest subject to the achievement of the Company’s rTSR, as well as service conditions, over four years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. The Company estimated the grant date fair value of TSR awards using a Monte-Carlo simulation model, which was calculated at $107.72 per share.
Employee Stock Purchase Plan
The ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 0.4 million shares remained available for issuance as of June 28, 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function during the periods presented was as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Cost of sales	$36.9	$31.7	$30.1
Research and development	43.3	38.1	41.4
Selling, general and administrative	97.0	59.0	76.9
Total stock-based compensation	$177.2	$128.8	$148.4
Our stock-based compensation by equity awards for the periods presented were as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
RSUs	$101.8	$114.3	$135.3
AIP PSUs	29.8	0.8	—
TSR PSUs	3.2	—	—
Other PSUs	31.6	5.8	16.0
Total PSUs	64.6	6.6	16.0
Options	6.1	3.3	—
ESPP	4.9	4.7	5.0
Sub-total	177.4	128.9	156.3
Change in stock-based compensation capitalized to inventory	(0.2)	(0.1)	(7.9)
Total stock-based compensation	$177.2	$128.8	$148.4
Stock-based compensation for fiscal years 2025, 2024 and 2023 includes $64.6 million, $6.6 million and $16.0 million, respectively, of expenses related to PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs with performance-based conditions can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation expense would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
During the twelve months ended June 28, 2025, the total PSU expense of $64.6 million includes $18.2 million of additional stock-compensation expense resulting from modifications. On February 2, 2025, the Company and our former President and Chief Executive Officer mutually agreed to modify the terms of previously granted equity awards by changing the level of remaining service condition required for vesting. In accordance with ASC 718, Compensation - Stock Compensation, the Company accounted for the change as a modification as the Company determined the remaining service conditions were non-substantive. For awards that vested on February 20, 2025, the separation date, we recognized compensation expense equal to the sum of the remaining unrecognized grant-date fair value amounting to $9.0 million during the twelve months ended June 28, 2025. For awards that will vest on December 15, 2025, the termination date, we recognized compensation expense equal to the sum of the remaining unrecognized grant-date fair value and any incremental fair value resulting from the modification of $19.2 million during the twelve months ended June 28, 2025. The modification date, for accounting purposes, was determined to be February 2, 2025, the date on which mutual agreement between the Company and employee was achieved. As February 2, 2025 was a non-trading day, the Company used observable market inputs as of January 31, 2025 (the most recent trading day prior to the modification date) to determine the fair value of the modified awards in accordance with fair value measurement principles under ASC 718.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Income tax benefit associated with stock-based compensation	$2.5	$7.5	$10.4
Approximately $14.6 million and $14.4 million of stock-based compensation was capitalized to inventory as of June 28, 2025 and June 29, 2024, respectively.
The table below summarizes the unrecognized stock-based compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of June 28, 2025:

	Unrecognized stock-based compensation (in millions)	Weighted-average period (in years)
RSUs	$117.8	1.9
PSUs	40.2	2.3
Stock options	5.9	1.4
ESPP	2.4	0.4
Stock Award Activity
The following table summarizes our awards activity in fiscal years 2025, 2024 and 2023 (in millions, except per share amounts):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 2, 2022	—	$—	2.0	$85.9	0.3	$81.9
Replacement Awards Issued	—	—	0.4	93.4	—	n/a
Granted	—	—	1.8	85.1	0.6	87.9
Vested/Exercised	—	—	(1.3)	85.8	(0.2)	73.2
Canceled	—	—	(0.3)	87.7	(0.1)	89.2
Balance as of July 1, 2023	—	$—	2.6	$85.0	0.6	$89.1
Replacement options in connection with Cloud Light acquisition	1.1	$8.0	—	—	—	—
Granted	—	—	2.0	52.2	0.7	52.8
Vested/Exercised	—	8.2	(1.3)	85.7	(0.1)	87.7
Canceled	—	—	(0.6)	68.7	(0.3)	78.7
Balance as of June 29, 2024	1.1	$8.0	2.7	$62.5	0.9	$65.5
Granted	—	$—	2.0	60.2	1.3	60.5
Vested/Exercised	(0.5)	$7.8	(1.7)	64.4	(0.1)	83.5
Canceled	—	$—	(0.4)	60.3	(0.5)	61.4
Balance as of June 28, 2025	0.6	$8.1	2.6	$59.9	1.6	$61.0

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of awards available for grant for fiscal years 2025, 2024 and 2023 is as follows (in millions):

Awards Available for Grant
Balance as of July 2, 2022	3.8
Assumed in connection with NeoPhotonics acquisition	0.4
Replacement Awards	(0.4)
Authorized	0.9
Granted	(2.4)
Canceled	0.4
Balance as of July 1, 2023	2.7
Authorized in connection with Cloud Light acquisition	1.5
Replacement options in connection with Cloud Light acquisition	(1.1)
Authorized	3.0
Granted	(2.7)
Canceled	0.9
Balance as of June 29, 2024	4.3
Authorized	0.7
Granted	(3.3)
Canceled	0.9
Balance as of June 28, 2025	2.6

Employee Stock Purchase Plan Activity
The ESPP expense for fiscal years 2025, 2024 and 2023 was $4.9 million, $4.7 million, and $5.0 million, respectively. The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. There were 0.3 million, 0.4 million, and 0.3 million shares issued to employees through the ESPP during fiscal years 2025, 2024 and 2023, respectively.
We estimate the fair value of the ESPP shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the ESPP shares during the periods presented were as follows:

	June 28, 2025	June 29, 2024
Expected term (years)	0.5	0.5
Expected volatility	69.8%	51.9%
Risk-free interest rate	4.22%	5.28%
Dividend yield	—%	—%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Employee Retirement Plans
Defined Contribution Plans
In the United States, the Company sponsors the Lumentum 401(k) Retirement Plan (the “401(k) Plan”), a defined contribution plan under the Employee Retirement Income Security Act of 1974 (“ERISA”), which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $23,500 (or $31,000 for employees over 50 years of age) in calendar year 2025 as set by the Internal Revenue Service. Employees are eligible for matching contributions after completing 180 days of service. The Company’s match is contributed on a per-pay-period basis and is based on employees’ before-tax contributions and compensation each pay period. All matching contributions are made in cash and vest immediately under the 401(k) Plan. In fiscal years 2025, 2024 and 2023, our contribution expense to the 401(k) Plan was $2.7 million, $3.8 million, and $3.8 million, respectively.
We also have defined contribution plans in most of the other countries in which we operate, either as required by statutory law or as provided by the Company’s supplemental offering. Our contribution expense to all defined contribution plans outside the United States were $11.4 million, $7.4 million, and $8.1 million for fiscal years 2025, 2024 and 2023, respectively.
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
We account for our defined benefit obligations in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost using actuarial valuations provided by third-party actuaries. As of June 28, 2025, our projected benefit obligations, net, in Japan, Switzerland and Thailand were $2.3 million, $2.6 million and $5.7 million, respectively. They were recorded in our consolidated balance sheets as accrued payroll and related expenses for the short-term portion while other non-current liabilities for the long-term portion, and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
As of June 28, 2025, the defined benefit plans in Switzerland were partially funded, while the defined benefit plans in Japan and Thailand were unfunded.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the benefit obligations of pension plans in Japan, Switzerland, and Thailand, and the change in plan assets in Switzerland were as follows (in millions):

	June 28, 2025	June 29, 2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$24.5	$24.8
Assumed pension liability in Japan in connection with NeoPhotonics acquisition	—	—
Service cost	1.7	1.9
Interest cost	0.5	0.4
Plan participants’ contributions	0.8	1.1
Actuarial losses (1)	3.0	0.4
Net benefits payment	(2.0)	(3.3)
Settlements	(1.6)	—
Plan amendments	(0.2)	(0.1)
Foreign exchange impact	2.9	(0.7)
Benefit obligation at end of year	$29.6	$24.5

Change in plan assets:
Fair value of plan assets at beginning of year	$14.9	$13.4
Actual return on plan assets	1.1	0.8
Employer contribution	2.8	3.1
Plan participants’ contribution	0.8	1.1
Net benefits payment	(2.0)	(3.3)
Settlements	(1.6)	—
Foreign exchange impact	1.8	(0.2)
Fair value of plan assets at end of year	$17.8	$14.9

Funded status (2)	$(11.8)	$(9.6)

Changes in benefit obligations and plan assets recognized in other comprehensive income:
Net actuarial loss (gain)	$2.4	$(0.1)
Loss recognized due to settlement	(0.4)	(0.1)
	$2.0	$(0.2)

Accumulated benefit obligation	$23.2	$19.6
(1) Actuarial losses are primarily driven by changes in discount rates.
(2) The current portion of the projected benefit obligation is $0.9 million and $1.0 million, respectively, as of June 28, 2025 and June 29, 2024, which was recorded under accrued payroll and related expenses in the consolidated balance sheets. The non-current portion of the projected benefit obligation is $11.0 million and $8.6 million, respectively, as of June 28, 2025 and June 29, 2024, which was recorded under other non-current liabilities in the consolidated balance sheets. Refer to “Note 7. Balance Sheet Details.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension costs in Japan, Switzerland and Thailand include the following components for the periods presented (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Service cost	$1.7	$1.9	$1.7
Interest cost	0.5	0.4	0.3
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(0.5)	(0.4)	(0.3)
Settlement losses	0.4	0.1	—
Net periodic pension cost	$2.0	$1.9	$1.6
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
The following table summarizes the weighted-average assumptions used to determine net periodic cost and benefit obligation for our defined benefit plans in Japan, Switzerland and Thailand:

	Years Ended
	June 28, 2025	June 29, 2024
Assumptions used to determine net periodic cost:
Discount rate	2.0%	2.0%
Expected long-term return on plan assets	3.0%	3.0%
Salary increase rate	3.9%	3.8%
Assumptions used to determine benefit obligation at end of year:
Discount rate	1.3%	1.8%
Salary increase rate	3.0%	2.9%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan assets of our defined benefit plan in Switzerland at fair value and the percentage of assets allocations as of June 28, 2025 and June 29, 2024 (in millions, except percentage data):

				Fair value measurement as of June 28, 2025
	Target allocation	Total	Percentage of plan asset	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Global equity	35%	$6.5	34%	$—	$6.5
Fixed income	27%	5.1	27%	—	5.1
Alternative investment	14%	2.7	14%	—	2.7
Cash	1%	0.2	1%	0.2	—
Other assets	23%	4.6	24%	—	4.6
Total Assets	100%	$19.1	100%	$0.2	$18.9

				Fair value measurement as of June 29, 2024
	Target allocation	Total	Percentage of plan asset	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Global equity	33%	$5.1	32%	$—	$5.1
Fixed income	30%	4.2	30%	—	4.2
Alternative investment	13%	1.9	13%	—	1.9
Cash	1%	0.1	1%	0.1	—
Other assets	23%	3.6	24%	—	3.6
Total Assets	100%	$14.9	100%	$0.1	$14.8
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
The following benefit payments are estimated to be paid from our defined benefit pension plans (in millions):

Fiscal Years	Total
2026	$2.0
2027	1.4
2028	1.7
2029	1.6
2030	1.7
Next five years	13.9
Total expected benefit payments	$22.3
We expect to contribute $2.0 million to our defined benefit pension plans in fiscal year 2026.
Note 16. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $837.6 million as of June 28, 2025 represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
Product Warranties
We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We typically offer a twelve-month warranty for most of our products. However, in some instances depending on the product, product components or application of our products by the end customer, our warranties can vary and generally range from six months to five years. We estimate the costs of our warranty obligations on an annualized basis based on our historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time-to-time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. We assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
The following table presents the changes in our warranty reserve during the periods presented (in millions):

	Years Ended
	June 28, 2025	June 29, 2024
Balance as of beginning of period	$13.2	$6.8
Warranties assumed in Cloud Light acquisition	0.8	8.2
Provision for warranty	10.2	6.0
Utilization of reserve	(9.8)	(7.8)
Balance as of end of period	$14.4	$13.2

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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. In addition, we are subject to various legal matters, investigations, subpoenas, inquiries, audits, claims, and disputes, including with regulatory bodies and governmental agencies. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of June 28, 2025, the accrual for expected settlement of litigation matters was not material.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Regulatory Matters
In August 2024, the Company received inquiries from the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) and Department of Justice (“DOJ”) following the Company’s voluntary self-disclosures to BIS in December 2023, and supplemented in April 2024. The Company continues to cooperate with both agencies on this matter. The Company is unable to predict the likely outcome of these matters.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future and we may record charges in the future as a result of these indemnification obligations. As of June 28, 2025, we did not have any material indemnification claims that were probable or reasonably possible.
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
Note 17. Operating Segments and Geographic Information
Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). We have two operating segments, Cloud & Networking and Industrial Tech, which also represent our two reportable segments. The CODM allocates resources to the segments based on their business prospects, competitive factors, segment net revenue and segment profit. Segment profit includes operating expenses directly managed by operating segments, including research and development, and direct sales and marketing expenses. The CODM regularly reviews operating results to make decisions about resources to be allocated to the segments and to assess their performance.
Cloud & Networking
Our Cloud & Networking products comprise a comprehensive portfolio of optical and photonic chips, components, modules, and subsystems supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers who are building cloud data center and network infrastructures. Our products enable high-capacity optical links for cloud computing, AI/ML workloads, and data center interconnect (“DCI”) applications, as well as for communications service provider networks. Our offerings support access (local), metro (intracity), long-haul (intercity and global), and submarine (undersea) network infrastructure. Additionally, our Cloud & Networking products serve enterprise network infrastructure needs, including storage area networks (“SANs”), local area networks (“LANs”), and wide area networks (“WANs”). Demand for our products is fueled by the ongoing expansion of network capacity required to support cloud and services, AI/ML processing, streaming video, video conferencing, wireless and mobile connectivity, and the internet of things (“IoT”).

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Industrial Tech
Our Industrial Tech products include short-pulse solid-state lasers, kilowatt-class fiber lasers, diode lasers, and gas lasers, serving a wide range of end-markets applications. In the consumer market, our laser light sources are integrated into customers’ 3D sensing cameras, primarily used in mobile devices. In the industrial manufacturing market, our lasers are embedded in machine tools used for precision material processing across diverse industries, including semiconductor and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing. Adoption of our Industrial Tech products is driven by the need to advance semiconductor and microelectronics technology roadmaps and by Industry 4.0 and 5.0 trends that emphasize greater manufacturing precision, flexibility, and sustainability.
Reportable Segments
The two operating segments, Cloud & Networking and Industrial Tech, also represent our two reportable segments. Our CODM allocates resources and evaluates segment performance based on segment revenue and segment profit. The following table summarizes segment profit and a reconciliation to the consolidated loss before income taxes for the periods presented (in millions). Segment profit does not include stock-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring and related charges, and certain other charges. Additionally, we do not allocate corporate marketing and strategic marketing expenses and general and administrative expenses, as these expenses are not directly attributable to our operating segments. In addition, we do not track all of our property, plant and equipment by operating segments. Comparative prior period segment information has been recast to conform to the new segment structure.
Information on reportable segments utilized by our CODM is as follows (in millions):

	Years Ended
	June 28, 2025			June 29, 2024			July 1, 2023
	Cloud & Networking	Industrial Tech	Total	Cloud & Networking	Industrial Tech	Total	Cloud & Networking	Industrial Tech	Total
Net revenue	$1,410.8	234.2	$1,645.0	$1,084.9	274.3	$1,359.2	$1,322.5	444.5	$1,767.0
Cost of sales	924.4	149.2	1073.6	743.8	166.5	910.3	794.3	209.2	1003.5
Segment gross profit	486.4	85.0	571.4	341.1	107.8	448.9	528.2	235.3	763.5
Operating expenses:
Research and development	194.7	61.3	256.0	192.4	68.0	260.4	181.8	67.2	249.0
Selling, general and administrative	27.2	11.6	38.8	24.20	14.70	38.9	33.2	15.4	48.6
Segment profit	$264.5	12.1	276.6	$124.5	25.1	$149.6	$313.2	152.7	$465.9

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of segment profit to consolidated loss before income taxes is as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Segment profit	$276.6	$149.6	$465.9
Unallocated corporate items:
Selling, general and administrative (1)	(116.5)	(111.8)	(126.7)
Stock-based compensation (2)	(177.2)	(128.8)	(136.5)
Stock-based compensation - acquisition related	—	—	(11.9)
Amortization of acquired intangibles	(149.7)	(150.6)	(127.7)
Amortization of acquired inventory fair value adjustments	—	(8.3)	(17.8)
Acquisition related costs	(1.2)	(13.3)	(11.5)
Integration related costs	(9.2)	(37.1)	(28.6)
Restructuring and related charges	(22.8)	(72.6)	(28.1)
Abnormal excess capacity (3)	—	(20.7)	—
Litigation matters	—	—	(7.8)
Intangible asset write-off	(2.7)	—	(21.3)
Gain on sale of facility (4)	34.9	—	—
Other charges, net (5)	(12.3)	(40.4)	(63.7)
Interest expense	(22.2)	(33.8)	(35.5)
Other income, net (6)	30.2	62.1	48.8
Consolidated loss before income taxes	$(172.1)	$(405.7)	$(102.4)
(1) We do not allocate selling, general and administrative expenses that are not directly attributable to our operating segments.
2) Stock-based compensation for the year ended June 28, 2025 includes $28.2 million of stock-based compensation expense resulting from equity award modifications for our former President and Chief Executive Officer (“CEO”), which include RSUs and PSUs that were immediately expensed as of the separation date.
(3) Abnormal excess capacity for the year ended June 29, 2024 represents excess capacity attributable to a near-term reduction in our manufacturing production, primarily driven by our non-recurring inventory reduction effort following the disruptions in the supply chain due to the COVID-19 pandemic and factory consolidation efforts.
(4) Gain on sale of facility for the year ended June 28, 2025 represents a gain for net assets sold in an entity in Shenzhen, China, which consist primarily of building, building improvements and land rights.
(5) Other charges, net for the year ended June 28, 2025 mainly includes $12.2 million of legal and professional fees primarily related to non-ordinary course legal matters, $6.2 million of CEO transition costs, and $3.2 million of bad debt reserve related to the remaining unpaid balances due from Huawei associated with the trade restrictions, offset by a credit of $5.2 million associated with an audit settlement of indirect taxes for prior periods and a $5.0 million credit related to units sold that were previously written-down.
Other charges, net for the year ended June 29, 2024 primarily relate to $11.2 million of net excess and obsolete inventory, $12.4 million of non-recurring legal and professional fees, $4.9 million of incremental costs of sales related to components previously acquired from various brokers to satisfy customer demand and $3.4 million of one-time charge as a result of contract termination with one of our vendors due to a change in our manufacturing strategy, offset by various miscellaneous gains. The excess and obsolete inventory charges relate to charges that are not attributable to our operating segments due to their unusual nature, primarily those charges driven by U.S. trade restrictions whereby we are no longer able to sell certain products to one of our customers.

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
(6) Other income, net for the year ended June 28, 2025 includes interest and investment income of $34.4 million, and foreign exchange losses, net of $4.2 million.
Other income, net for the year ended June 29, 2024 includes interest and investment income of $61.3 million, and foreign exchange gains, net of $0.8 million.
Other income, net for the year ended July 1, 2023 includes interest and investment income of $40.8 million, foreign exchange gains, net of $7.0 million, and other income, net of $1.0 million.
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

	Years Ended
	June 28, 2025		June 29, 2024		July 1, 2023
	Amount	% to Total	Amount	% to Total	Amount	% to Total
Net revenue:
Americas:
United States	$312.3	19.0%	$356.1	26.2%	$241.3	13.7%
Mexico	148.5	9.0	91.7	6.7	180.0	10.2
Other Americas	20.1	1.2	3.4	0.3	9.3	0.5
Total Americas	$480.9	29.2%	$451.2	33.2%	$430.6	24.4%

Asia-Pacific:
Thailand	$291.8	17.7%	$183.8	13.5%	$269.0	15.2%
Hong Kong	398.6	24.2	261.9	19.3	246.7	14.0
South Korea	32.4	2.0	75.2	5.5	170.2	9.6
Japan	78.3	4.8	84.6	6.2	179.5	10.2
Other Asia-Pacific	199.5	12.2	174.3	12.9	276.3	15.6
Total Asia-Pacific	$1,000.6	60.9%	$779.8	57.4%	$1,141.7	64.6%

EMEA	$163.5	9.9%	$128.2	9.4%	$194.7	11.0%

Total net revenue	$1,645.0	100.0%	$1,359.2	100.0%	$1,767.0	100.0%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended June 28, 2025, June 29, 2024, and July 1, 2023, net revenue generated from a single customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Customer A	16.0%	11.4%	15.3%
Customer B	15.4%	18.9%	*
Customer C	*	*	12.1%
Customer D	*	*	10.5%
*Represents less than 10% of total net revenue
The following table sets forth accounts receivable from a single customer that represented 10% or greater of the total accounts receivable for the periods presented:

	June 28, 2025	June 29, 2024
Customer 1	13.2%	12.9%
Customer 2	11.0%	*
*Represents less than 10% of total accounts receivable
Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	June 28, 2025	June 29, 2024
Property, plant and equipment, net
United States	$123.0	$131.0
Thailand	218.6	141.0
Japan	144.3	75.7
United Kingdom	109.4	83.8
China	76.8	85.7
Other countries	54.3	55.3
Total property, plant and equipment, net	$726.4	$572.5
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Thailand, Taiwan and Malaysia. The following table sets forth inventory purchase from a single contract manufacturer that represented 10% or greater of our total net inventory purchases for the periods presented:

	June 28, 2025	June 29, 2024
Contract Manufacturer A	25.1%	30.3%
Note 18. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by segment and by geography. We do not present other levels of disaggregation, such as by type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below discloses our total net revenue attributable to each of our two reportable segments (in millions, except percentage data):

	Years Ended
	June 28, 2025		June 29, 2024		July 1, 2023
	Amount	% to Total	Amount	% to Total	Amount	% to Total
Cloud & Networking	$1,410.8	85.8%	$1,084.9	79.8%	$1,322.5	74.8%
Industrial Tech	234.2	14.2%	274.3	20.2%	444.5	25.2%
Net revenue	$1,645.0	100.0%	$1,359.2	100.0%	$1,767.0	100.0%
Contract Balances
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	June 28, 2025	June 29, 2024	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$250.0	$194.7	$55.3	28.4%
Deferred revenue and customer deposits	Other current liabilities	$0.7	$0.6	$0.1	16.7%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of June 28, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of June 28, 2025.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lumentum Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 28, 2025, of the Company and our report dated August 19, 2025, expressed an unqualified opinion on those financial statements.
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
August 19, 2025

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
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
The SEC allows us to include information required in this Annual Report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2025 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information to be contained therein is incorporated in this Annual Report by reference.
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
LUMENTUM HOLDINGS INC.
FINANCIAL STATEMENT SCHEDULES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at beginning of period	Increase (decrease) in Consolidated Statements of Operations	Write-offs and other adjustments	Balance at end of period
Allowance for credit losses:
Fiscal year ended June 28, 2025	$0.2	$3.4	$(0.1)	$3.5
Fiscal year ended June 29, 2024	$—	$0.2	$—	$0.2
Fiscal year ended July 1, 2023	$—	$—	$—	$—

	(in millions)
	Balance at beginning of period	Additions charged to costs/expenses (1)	Deductions credited to costs/expenses (2)	Balance at end of period
Deferred tax valuation allowance:
Fiscal year ended June 28, 2025	$490.4	$128.6	$(178.2)	$440.8
Fiscal year ended June 29, 2024	$303.4	$205.4	$(18.4)	$490.4
Fiscal year ended July 1, 2023	$263.1	$42.7	$(2.4)	$303.4
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
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
2.3	Agreement and Plan of Merger, dated as of October 29, 2023, by and among Lumentum Holdings Inc., Cloud Light, and Crius Merger Sub, Inc.	8-K	2.1	10/30/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
4.1	Description of Capital Stock	10-K	4.4	8/27/2019
4.2	Indenture, dated December 12, 2019, between Lumentum Holdings Inc. and U.S. Bank National Association.	8-K	4.1	12/12/2019
4.3	Form of 0.50% Convertible Senior Note due 2026 (included in Exhibit 4.2).	8-K	4.2	12/12/2019
4.4	First Supplemental Indenture, dated as of September 25, 2024, to the Indenture, dated December 12, 2019, by and between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association)	10-Q	4.1	11/8/2024
4.5	Indenture dated March 8, 2022, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	3/8/2022
4.6	Form of 0.50% Convertible Senior Note due 2028 (included in Exhibit 4.4)	8-K	4.2	3/8/2022
4.7	Indenture, dated June 16, 2023, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association.	8-K	4.1	6/16/2023
4.8	Form of 1.50% Convertible Senior Note due 2029 (included in Exhibit 4.6).	8-K	4.2	6/16/2023
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4*	2015 Equity Incentive Plan as amended and Restated November 20, 2024	8-K	10.1	11/22/2024
10.5*	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Executive Officer Performance-Based Incentive Plan	8-K	10.3	11/9/2016
10.7*	Amended and Restated Change in Control and Severance Benefits Plan, effective August 22, 2023	10-Q	10.1	11/8/2023
10.8*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.09*	Offer Letter, by and between the Registrant and Wajid Ali, dated as of January 11, 2019	10-Q	10.1	5/7/2019
10.10*	Offer Letter entered into by Lumentum Holdings Inc. with Michael Hurlston, dated January 28, 2025	8-K	10.1	2/3/2025
10.11*	Transition Agreement entered into by Lumentum Holdings Inc. with Alan Lowe, dated February 2, 2025	8-K	10.2	2/3/2025
10.12*	Global Performance Unit Award Agreement	10-Q	10.1	5/9/2023
10.13*	Global Restricted Stock Unit Award Agreement	10-Q	10.2	5/9/2023

10.14*	2025 Inducement Equity Incentive Plan	S-8	4.3	2/6/2025
10.15*	Form of Restricted Stock Unit Agreement under 2025 Inducement Equity Incentive Plan	S-8	4.4	2/6/2025
10.16*	Form of Performance Stock Unit Agreement under 2025 Inducement Equity Incentive Plan	S-8	4.5	2/6/2025
19.1	Lumentum Holdings Inc. Insider Trading Policy	10-K	19.1	8/21/2024
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Compensation Recovery Policy				X
101	The following financial information from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 28, 2025, June 29, 2024 and July 1, 2023; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 28, 2025, June 29, 2024 and July 1, 2023; (iii) Consolidated Balance Sheets as of June 28, 2025 and June 29, 2024; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 28, 2025, June 29, 2024 and July 1, 2023 ; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 28, 2025, June 29, 2024 and July 1, 2023; and (vi) Notes to the Consolidated Financial Statements				X
104	The cover page from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025, formatted in Inline XBRL (included as Exhibit 101).				X
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

Date:	August 19, 2025	LUMENTUM HOLDINGS INC.

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

Signature	Title	Date

/s/ MICHAEL HURLSTON	President, Chief Executive Officer and Director (principal executive officer)	August 19, 2025
Michael Hurlston

/s/ WAJID ALI	Executive Vice President, Chief Financial Officer (principal financial officer)	August 19, 2025
Wajid Ali

/s/ MATTHEW SEPE	Chief Accounting Officer (principal accounting officer)	August 19, 2025
Matthew Sepe

/s/ PAUL LUNDSTROM	Director	August 19, 2025
Paul Lundstrom

/s/ JULIE JOHNSON	Director	August 19, 2025
Julie Johnson

/s/ PENELOPE HERSCHER	Director	August 19, 2025
Penelope Herscher

/s/ HAROLD COVERT	Director	August 19, 2025
Harold Covert

/s/ BRIAN LILLIE	Director	August 19, 2025
Brian Lillie

/s/ IAN SMALL	Director	August 19, 2025
Ian Small

/s/ ISAAC HARRIS	Director	August 19, 2025
Isaac Harris

/s/ PAMELA FLETCHER	Director	August 19, 2025
Pamela Fletcher