Form 10-Q
period 2025-09-27
Lumentum Holdings Inc.
filed 2025-11-05
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2025, the Registrant had 70.9 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 27, 2025	September 28, 2024
Net revenue	$533.8	$336.9
Cost of sales	332.8	236.5
Amortization of acquired developed intangibles	19.5	22.5
Gross profit	181.5	77.9
Operating expenses:
Research and development	81.4	74.3
Selling, general and administrative	85.1	76.3
Restructuring and related charges	8.3	9.7
Total operating expenses	174.8	160.3
Income (loss) from operations	6.7	(82.4)
Other income (expense), net:
Interest expense	(5.7)	(5.5)
Other income, net	4.2	8.7
Total other income (expense), net	(1.5)	3.2
Income (loss) before income taxes	5.2	(79.2)
Income tax provision	1.0	3.2
Net income (loss)	$4.2	$(82.4)

Net income (loss) per share:
Basic	$0.06	$(1.21)
Diluted	$0.05	$(1.21)

Shares used to compute net income (loss) per share:
Basic	70.3	68.3
Diluted	78.3	68.3

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	September 27, 2025	September 28, 2024
Net income (loss)	$4.2	$(82.4)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(0.3)	—
Net change in unrealized gain on available-for-sale securities	0.4	2.3
Other comprehensive income, net of tax	0.1	2.3
Comprehensive income (loss), net of tax	$4.3	$(80.1)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 27, 2025	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$772.9	$520.7
Short-term investments	348.9	356.4
Accounts receivable, net	307.0	250.0
Inventories	531.6	470.1
Prepayments and other current assets	125.2	120.1
Total current assets	2,085.6	1,717.3
Property, plant and equipment, net	794.8	726.4
Operating lease right-of-use assets, net	30.5	27.9
Goodwill	1,060.9	1,060.9
Other intangible assets, net	430.7	465.1
Deferred tax asset	204.6	210.3
Other non-current assets	6.0	10.8
Total assets	$4,613.1	$4,218.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278.6	$225.2
Accrued payroll and related expenses	69.3	57.9
Accrued expenses	45.5	34.6
Current portion of long-term debt	1,079.0	10.6
Operating lease liabilities, current	12.2	11.4
Other current liabilities	41.6	53.1
Total current liabilities	1,526.2	392.8
Long-term debt	2,164.5	2,562.6
Operating lease liabilities, non-current	24.5	23.6
Deferred tax liability	6.0	7.2
Other non-current liabilities	111.1	97.8
Total liabilities	3,832.3	3,084.0
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 70.9 and 69.8 shares issued and outstanding as of September 27, 2025 and June 28, 2025, respectively	0.1	0.1
Additional paid-in capital	1,628.6	1,986.8
Accumulated deficit	(857.0)	(861.2)
Accumulated other comprehensive income	9.1	9.0
Total stockholders’ equity	780.8	1,134.7
Total liabilities and stockholders’ equity	$4,613.1	$4,218.7

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES:
Net income (loss)	$4.2	$(82.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	27.8	27.0
Stock-based compensation	42.4	35.6
Bad debt recovery	(0.1)	—
Change in valuation allowance on deferred tax assets	(0.3)	—
Amortization and write-off of acquired intangibles	34.4	43.6
Loss on sales and dispositions of property, plant and equipment	0.4	0.2
Amortization of debt discount and debt issuance costs	0.8	0.7
Inducement expense on partial repurchase of 2026 Notes	5.9	—
Write-off of right-of-use assets	—	5.3
Other non-cash items	(3.0)	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(56.9)	(3.8)
Inventories	(57.5)	(6.5)
Operating lease right-of-use assets, net	(2.6)	(0.2)
Prepayments and other current and non-currents assets	(2.4)	(16.6)
Income taxes, net	(1.9)	7.2
Accounts payable	28.8	32.6
Accrued payroll and related expenses	11.4	5.9
Operating lease liabilities	1.7	1.0
Accrued expenses and other current and non-current liabilities	24.8	(9.7)
Net cash provided by operating activities	57.9	39.6
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(76.2)	(74.1)
Purchases of short-term investments	(58.3)	(63.9)
Proceeds from maturities and sales of short-term investments	66.7	90.7
Proceeds from the sales of property, plant and equipment	—	0.2
Net cash used in investing activities	(67.8)	(47.1)
FINANCING ACTIVITIES:
Proceeds from the issuance of 2032 Notes, net of issuance costs	1,255.7	—
Proceeds from term loans	—	76.5
Proceeds from the exercise of stock options	1.5	0.9
Payment for partial repurchase of 2026 Notes	(843.1)	—
Payment for 2032 capped call options	(102.0)	—
Payment of withholding taxes related to net share settlement of restricted stock units	(47.4)	(16.0)
Principal payments on term loans	(2.6)	(0.4)
Payment of acquisition related holdback	—	(1.0)
Net cash provided by financing activities	262.1	60.0
Increase in cash and cash equivalents	252.2	52.5
Cash and cash equivalents at beginning of period	520.7	436.7
Cash and cash equivalents at end of period	$772.9	$489.2
Supplemental disclosure of cash flow information:
Cash paid (refund) for taxes, net	$3.2	$(4.2)
Cash paid for interest	0.1	0.1

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Supplemental disclosure of non-cash investing and financing activities:
Unpaid debt issuance costs related to the issuance of 2032 Notes	1.1	—
Right-of-use assets obtained in exchange for new operating lease liabilities	5.2	3.7
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 28, 2025	69.8	$0.1	$1,986.8	$(861.2)	$9.0	$1,134.7
Net income	—	—	—	4.2	—	4.2
Other comprehensive income	—	—	—	—	0.1	0.1
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.4)	—	(47.4)	—	—	(47.4)
Exercise of stock options	0.2	—	1.5	—	—	1.5
ESPP shares issued	—	—	—	—	—	—
Stock-based compensation	—	—	46.4	—	—	46.4
Fair value of incremental consideration on partial repurchase of 2026 Notes	—	—	(256.9)	—	—	(256.9)
Capped call options related to 2032 Notes, net of tax	—	—	(101.8)	—	—	(101.8)
Balance as of September 27, 2025	70.9	$0.1	$1,628.6	$(857.0)	$9.1	$780.8

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 29, 2024	67.9	$0.1	$1,835.0	$(887.1)	$9.3	$957.3
Net loss	—	—	—	(82.4)	—	(82.4)
Other comprehensive income	—	—	—	—	2.3	2.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.3)	—	(16.0)	—	—	(16.0)
Exercise of stock options	0.1	—	0.9	—	—	0.9
Stock-based compensation	—	—	33.8	—	—	33.8
Balance as of September 28, 2024	68.6	$0.1	$1,853.7	$(969.5)	$11.6	$895.9

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is a leading provider of optical and photonic products and is recognized as an industry leader based on revenue and market share. Our products are essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications. The Company operates in one reportable segment.
We disaggregate revenue by type of product, which are Components and Systems, and by geography. A Components product is defined as one of the individual building blocks that goes into creating a larger solution. It is typically not a complete product on its own but rather a specialized element that enables system functionality. This includes semiconductor laser chips, laser sub-assemblies, line subsystems and wavelength management systems. These are supplied to customers who then integrate them into their own full system solutions. Components represent foundational parts that support or enable that system’s operation and include a comprehensive portfolio of optical and photonic chips, components, laser light sources that are integrated into smartphones, subsystems supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers who are building cloud data center and network infrastructures.
A Systems product is defined as a complete, stand-alone product that delivers full functionality to the end customer. It is typically self-contained and ready to operate within a customer’s network or application environment. This includes optical modules, optical circuit switches, and industrial lasers such as short-pulse solid-state lasers and kilowatt-class fiber lasers. These products integrate multiple technologies and subsystems into a finished solution that directly addresses a customer’s needs. A system represents the end-product that can be deployed and used independently.
Our products enable high-capacity optical links for cloud computing, AI/ML workloads, and data center interconnect (“DCI”) applications, as well as for communications service provider networks. Our offerings support access (local), metro (intracity), long-haul (intercity and global), and submarine (undersea) network infrastructure. Our products serve enterprise network infrastructure needs, including storage area networks (“SANs”), local area networks (“LANs”), and wide area networks (“WANs”). Demand for our products is fueled by the ongoing expansion of network capacity required to support cloud services, AI/ML processing, streaming video, video conferencing, wireless and mobile connectivity, and the internet of things (“IoT”). In addition, our industrial laser products are used for precision material processing across diverse industries, including semiconductor and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing that emphasize greater manufacturing precision, flexibility, and sustainability.
Basis of Presentation
We have prepared the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. These policies are inventory valuation, revenue recognition, income taxes, goodwill and business combinations.
Prior to fiscal year 2026, we operated in two reportable segments consisting of Cloud & Networking and Industrial Tech. During the first quarter of fiscal year 2026, the Company implemented a re-organization, under which it will be managed as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment. Comparative prior period segment information has been updated to reflect the new segment structure and measures. The changes in our operating segments had no impact on our previously reported consolidated results of operations, financial position or cash flows. Refer to “Note 14. Operating Segments and Geographic Information” for more details.

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
The Company is actively monitoring and assessing the ongoing global trade environment, particularly with respect to recent changes in trade restrictions and tariff regulations. We have assessed the potential impacts of heightened restrictions and tariffs on our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, inventory valuation, and revenue recognition. While we have determined there was not a material impact to our condensed consolidated financial statements as of September 27, 2025 and for the quarter ended September 27, 2025, import tariffs implemented by the U.S. and other countries, as currently in effect and/or proposed, could have a material impact on our results for the remainder of fiscal year 2026 and in the future. The impact of tariffs is dependent upon negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.

Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal 2026 is a 52-week year ending on June 27, 2026, with the quarter ended September 27, 2025 being a 13-week quarterly period. Our fiscal 2025 was a 52-week year that ended on June 28, 2025, with the quarter ended September 28, 2024 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements are prepared in accordance with GAAP and includes the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025. There were no significant changes to our accounting policies during the three months ended September 27, 2025, except as noted below:
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
In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. Conversely, if we later determine that it is more likely than not that all or a portion of the net deferred tax assets will be realized, we would reverse the applicable portion of the previously established valuation allowance. A release of valuation allowance decreases income tax expense in the period of release, increases net income, and reduces our effective tax rate. Such releases may be material to our financial statements depending on the size of the deferred tax assets involved.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the fourth quarter of fiscal 2025, we released $153.1 million of valuation allowances on our UK deferred tax assets after we considered all available positive and negative evidence related to our UK subsidiary. We analyzed the UK subsidiary’s historical operating results, projected future taxable income, tax planning strategies, and reversals of deferred tax liabilities, and determined that the weight of available objectively verifiable positive evidence supported the realizability of the UK deferred tax assets. In weighing the available evidence, more weight was placed upon our forecasts of future taxable income than on the history of pre-tax losses as such losses were generated under our prior UK business operating model which will no longer be in effect beginning with fiscal year 2026, and the guarantee of a positive operating margin as we effectuated an internal restructuring at the end of fiscal year 2025. Further, the most significant deferred tax asset in the UK is the net operating loss carryforward. Under UK tax law, net operating losses may be carried forward indefinitely, and we have considered the indefinite carryforward period to be positive evidence.
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
The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates, including changes in judgment regarding the realizability of deferred tax assets and the need for or release of valuation allowances, may have a material impact on our tax provision, net income, and effective tax rate in a future period.
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt as an induced conversion. ASU No. 2024-04 is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for convertible debt instruments with cash conversion features and debt instruments that are not currently convertible, when the the face value of the debt is settled in cash. We have early adopted ASU No. 2024-04 in the first quarter of fiscal year 2026 and applied the accounting in the partial repurchase of our 2026 Notes in September 2026. Refer to “Note 8. Debt” for detailed discussion of this transaction.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. We have adopted ASU No. 2023-09 beginning in fiscal year 2026; however, it has no material impact on our condensed consolidated financial statements and disclosures for the first quarter of fiscal year 2026.
In March 2024, the FASB issued ASU No. 2024-02: Codification Improvements - Amendments to Remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. We have adopted ASU No. 2024-02 in the first quarter of fiscal year 2026 and it did not have a material impact on our condensed consolidated financial statements and disclosures as a result of the adoption.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounting Pronouncements Not Yet Effective
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Sub-topic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments also supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We plan to adopt ASU No. 2025-06 in the first quarter of fiscal year 2029. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient for all entities, related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU No. 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We plan to adopt ASU No. 2025-05 in the first quarter of fiscal year 2027. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, ASU No. 2025-04 clarifies that the guidance in ASC 606 on the variable consideration constraints does not apply to share-based consideration payable to a customer regardless of whether an award’s grant date has occurred (as determined under ASC 718). ASU No. 2025-04 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-04 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810), which revises the guidance in ASC 805 to clarify that, in determining the accounting acquirer in a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired, an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primarily beneficiary. ASU No. 2025-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-04 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, which revises the effective date of ASU No. 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt ASU No. 2024-04 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended
	September 27, 2025	September 28, 2024
Numerator:
Net income (loss) - basic and diluted	$4.2	$(82.4)

Denominator:
Weighted average common shares outstanding - basic	70.3	68.3
Effect of dilutive securities from ESPP	0.1	—
Effect of dilutive securities from stock options	0.4
Effect of dilutive securities from RSUs and PSUs	1.9	—
Shares issuable assuming conversion of the convertible notes	5.6	—
Weighted average common shares outstanding - diluted	78.3	68.3

Net income (loss) per share:
Basic	$0.06	$(1.21)
Diluted	$0.05	$(1.21)
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of equity awards, and assumed issuance of stock under the ESPP, all using the treasury stock method.
Potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method.
There were no anti-dilutive shares excluded from the calculation of diluted net income per share during the three months ended September 27, 2025. Anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended September 28, 2024 include 4.8 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), 0.1 million shares issuable under the Employee Stock Purchase Plan (the “ESPP”), and 1.0 million shares outstanding related to stock options. Refer to “Note 12. Equity.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 27, 2025:
Cash	$347.6	$—	$—	$347.6
Cash equivalents:
Money market funds	125.6	—	—	125.6
U.S. Treasury securities	299.7	—	—	299.7
Total cash and cash equivalents	$772.9	$—	$—	$772.9
Short-term investments:
Commercial paper	2.7	—	—	2.7
Corporate debt securities	205.1	0.6	(0.1)	205.6
U.S. Agency securities	77.1	0.1	—	77.2
U.S. Treasury securities	63.2	0.2	—	63.4
Total short-term investments	$348.1	$0.9	$(0.1)	$348.9

June 28, 2025:
Cash	$349.5	$—	$—	$349.5
Cash equivalents:
Commercial paper	2.5	—	—	2.5
Money market funds	161.7	—	—	161.7
U.S. Treasury securities	7.0	—	—	7.0
Total cash and cash equivalents	$520.7	$—	$—	$520.7
Short-term investments:
Commercial paper	$2.7	$—	$—	$2.7
Corporate debt securities	210.9	0.3	(0.1)	211.1
U.S. Agency securities	67.6	0.1	—	67.7
U.S. Treasury securities	74.8	0.1	—	74.9
Total short-term investments	$356.0	$0.5	$(0.1)	$356.4
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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended September 27, 2025 and September 28, 2024, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three months ended September 27, 2025 and September 28, 2024, our other income, net was $4.2 million and $8.7 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $8.6 million and $9.4 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 27, 2025 and June 28, 2025, we recorded interest receivables of $4.9 million and $5.2 million, respectively, in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for More Than 12 Months		Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 27, 2025:
U.S. Agency securities	$16.0	$—	$—	$—	$—
Commercial paper	2.7	—	—	—	—
Corporate debt securities	32.5	(0.1)	3.0	—	(0.1)
U.S. government bonds	20.0	—	—	—	—
Total	$71.2	$(0.1)	$3.0	$—	$(0.1)

June 28, 2025:
U.S. Agency securities	$—	$—	$24.5	$—	$—
Commercial paper	—	—	5.2	—	—
Corporate debt securities	—	—	73.8	(0.1)	(0.1)
U.S. government bonds	—	—	35.3	—	—
Total	$—	$—	$138.8	$(0.1)	$(0.1)
The following table classifies our short-term investments by remaining maturities (in millions):

	September 27, 2025		June 28, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$123.7	$123.9	$139.9	$140.0
Due in 1 year to 5 years	224.4	225.0	216.1	216.4
Total	$348.1	$348.9	$356.0	$356.4
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 27, 2025: (1)
Assets:
Cash equivalents:
Money market funds	$125.6	$—	$—	$125.6
U.S. Treasury securities	299.7	—	—	299.7
Short-term investments:
Commercial paper	—	2.7	—	2.7
Corporate debt securities	—	205.6	—	205.6
U.S. Agency securities	—	77.2	—	77.2
U.S. Treasury securities	63.4	—	—	63.4
Total assets	$488.7	$285.5	$—	$774.2
(1) Excludes $347.6 million in cash held in our bank accounts as of September 27, 2025.

	Level 1	Level 2	Level 3	Total
June 28, 2025 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$2.5	$—	$2.5
Money market funds	161.7	—	—	161.7
U.S. Treasury securities	7.0	—	—	7.0
Short-term investments:
Commercial paper	—	2.7	—	2.7
Corporate debt securities	—	211.1	—	211.1
U.S. Agency securities	—	67.7	—	67.7
U.S. Treasury securities	74.9	—	—	74.9
Total assets	$243.6	$284.0	$—	$527.6
(1) Excludes $349.5 million in cash held in our bank accounts as of June 28, 2025.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value with the exception of our convertible notes, refer to “Note 8. Debt”. The estimated fair value of the convertible notes was determined based on the trading price of the convertible notes as of the last day of trading for the period. We consider the fair value of the convertible notes to be a Level 2 measurement as they are not actively traded in markets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	September 27, 2025		June 28, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,254.6	$1,444.3	$—	$—
2029 Notes	600.4	1,442.8	600.2	925.5
2028 Notes	858.0	1,195.1	857.7	890.2
2026 Notes	468.3	782.3	1,048.3	1,233.3
	$3,181.3	$4,864.5	$2,506.2	$3,049.0
As of September 27, 2025, the carrying amount of our term loans is not significantly different from its fair value.
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal 2025, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three months ended September 27, 2025.
Note 6. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of September 27, 2025 and June 28, 2025, the allowance for credit losses on our trade receivables was $3.4 million and $3.5 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	September 27, 2025	June 28, 2025
Raw materials and purchased parts	$245.2	$253.2
Work in process	230.5	159.1
Finished goods	55.9	57.8
Inventories	$531.6	$470.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	September 27, 2025	June 28, 2025
Land	$105.8	$108.6
Buildings and improvements	293.4	270.4
Machinery and equipment	895.2	848.8
Computer equipment and software	40.7	39.1
Furniture and fixtures	13.9	14.7
Leasehold improvements	45.9	45.9
Construction in progress	174.3	152.3
	1,569.2	1,479.8
Less: Accumulated depreciation	(774.4)	(753.4)
Property, plant and equipment, net	$794.8	$726.4
Our construction in progress primarily includes building improvements and machinery and equipment that we expect to place in service in the next 12 months.
On December 17, 2024, we entered into an agreement to sell our net assets in an entity in Shenzhen, China. On March 5, 2025, we completed the sale and received net proceeds of $47.8 million, which was net of cash of $17.6 million and direct selling costs of $1.1 million. The net assets sold consist primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $12.9 million, and were used for manufacturing and research and development activities. As a result, we recognized a gain on sale of facility of $34.9 million, which was recorded in our condensed consolidated statements of operations for the year ended June 28, 2025. We paid $4.4 million of withholding taxes on this sale transaction, which is recorded as part of the income tax provision for the year ended June 28, 2025. We also incurred $0.7 million of indirect selling expenses related to this transaction, which was recorded as part of selling, general and administrative expenses in our condensed consolidated statements of operations for the year ended June 28, 2025.
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
In addition, in connection with the sale of our Brazilian entities, we recorded a gain on sale of approximately $1.6 million recorded in selling, general and administrative expenses in our condensed consolidated statements of operations during the three months ended September 27, 2025.
During the three months ended September 27, 2025 and September 28, 2024, we recorded depreciation expense of $27.8 million and $27.0 million, respectively.
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	September 27, 2025	June 28, 2025
Operating lease right-of-use assets	$57.8	$54.4
Less: accumulated amortization	(27.3)	(26.5)
Operating lease right-of-use assets, net	$30.5	$27.9
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	September 27, 2025	June 28, 2025
Restructuring accrual and related charges (1)	$5.9	$2.5
Warranty reserve (2)	13.1	14.4
Deferred revenue and customer deposits	2.7	0.7
Income tax payable (3)	15.6	29.1
Other current liabilities	4.3	6.4
Other current liabilities	$41.6	$53.1
(1) Refer to “Note 10. Restructuring and Related Charges.”
(2) Refer to “Note 13. Commitments and Contingencies.”
(3) Refer to “Note 11. Income Taxes.”
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	September 27, 2025	June 28, 2025
Asset retirement obligations	$7.1	$7.1
Pension and related accruals (1)	10.5	9.7
Unrecognized tax benefit (2)	57.0	55.6
Other non-current liabilities (2)	36.5	25.4
Other non-current liabilities	$111.1	$97.8
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $10.5 million as of September 27, 2025 represents $11.4 million of non-current portion of benefit obligation, offset by $0.9 million of funding for the pension plan in Switzerland. Pension and related accrual of $9.7 million as of June 28, 2025 relates to $11.0 million of non-current portion of benefit obligation, offset by $1.3 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary. During the three months ended September 27, 2025 and September 28, 2024, our contribution expense to the 401(k) Plan in the United States was $0.7 million and $0.7 million, respectively. Our contribution expense to all defined contribution plans outside the United States was $2.7 million and $1.9 million during the three months ended September 27, 2025 and September 28, 2024, respectively.
(2) The Company has reclassified a $21.4 million unrecognized tax position to other non-current liabilities in the condensed consolidated balance sheets as of the year ended June 28, 2025 for an indemnification liability related to the sale of certain assets. This does not impact our results of operations for the year ended June 28, 2025.
Note 7. Goodwill and Other Intangible Assets
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2025, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three months ended September 27, 2025.

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
During the annual impairment testing performed in the fourth quarter of fiscal 2025, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three months ended September 27, 2025.
The following tables present details of all of our intangible assets as of the periods presented (in millions, except for weighted average remaining amortization period):

September 27, 2025	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$826.4	$(579.3)	$247.1	3.9
Customer relationships	419.5	(240.4)	179.1	3.9
In-process research and development	4.5	—	4.5	n/a
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,267.4	$(836.7)	$430.7

June 28, 2025	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$822.4	$(559.0)	$263.4	4.1
Customer relationships	419.8	(226.6)	193.2	4.1
In-process research and development	8.5	—	8.5	n/a
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,267.7	$(802.6)	$465.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Cost of sales	$19.5	$22.5
Research and development	0.4	0.4
Selling, general and administrative	14.5	18.8
Total amortization of intangibles	$34.4	$41.7
Based on the carrying amount of our acquired intangible assets except in-process research and development as of September 27, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2026	$101.1
2027	123.1
2028	82.6
2029	52.3
2030	46.3
Thereafter	20.8
Total future amortization	$426.2
Note 8. Debt
Our debt consists of the following:

	September 27, 2025			June 28, 2025
	Short-term	Long-term	Total	Short-term	Long-term	Total
Convertible notes	$1,068.7	$2,112.6	$3,181.3	$—	$2,506.2	$2,506.2
Term loans	10.3	51.9	62.2	10.6	56.4	67.0
Total	$1,079.0	$2,164.5	$3,243.5	$10.6	$2,562.6	$2,573.2
Convertible Notes
2032 Notes
On September 8, 2025, we issued $1,265.0 million in aggregate principal amount of 0.375% Convertible Senior Notes due in 2032 (“2032 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2032 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2032 Indenture”). The 2032 Notes are unsecured, rank equally with all of the Company’s existing senior unsecured indebtedness, including the Company’s outstanding 0.50% Convertible Senior Notes due 2026, 0.50% Convertible Senior Notes due 2028, and 1.50% Convertible Senior Notes due 2029, and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The net proceeds from the sale of the 2032 Notes was approximately $1,255.7 million, after deducting $9.3 million of net issuance costs. In addition, we incurred $1.1 million of professional fees directly related to this transaction, which was recorded as part of accrued expenses in our condensed consolidated balance sheets as of September 27, 2025. Concurrent with the issuance of the 2032 Notes, we used $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amount of the 0.50% Convertible Senior Notes due in 2026 and $102.0 million of the net proceeds to pay the cost of the 2032 Capped Call Options. We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment or repurchase of our indebtedness, including any of our existing convertible notes, capital expenditures, working capital and potential acquisitions.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The 2032 Notes bear interest at a rate of 0.375% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The 2032 Notes will mature on March 15, 2032, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
The initial conversion rate is 5.3257 shares of common stock per $1,000 principal amount of the 2032 Notes (which is equivalent to an initial conversion price of approximately $187.77 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2032 Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2032 Indenture) or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2032 Notes in connection with such make-whole fundamental change or notice of redemption.
Prior to the close of business on the business day immediately preceding December 15, 2031, holders of the 2032 Notes may convert their 2032 Notes only under the following circumstances:
•during any fiscal quarter commencing after December 27, 2025 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price of the 2032 Notes, or $244.10, on each applicable trading day;
•during the five consecutive business day period after any five consecutive trading day period (the “2032 measurement period”) in which the trading price per $1,000 principal amount of 2032 Notes for each trading day of the 2032 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day;
•if we call any or all of the 2032 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events as specified in the 2032 Indenture.
On or after December 15, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2032 Notes at any time. Upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2032 Notes by paying cash equal to the principal amount of such converted 2032 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any.
We may redeem for cash all or any portion of the 2032 Notes, at our option (subject to the partial redemption limitation set forth in the 2032 Indenture), on or after March 20, 2029, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2032 Notes. If we elect to redeem fewer than all of the outstanding 2032 Notes, at least $100.0 million aggregate principal amount of the 2032 Notes must be outstanding and not subject to redemption as of the redemption notice date. Upon the occurrence of a fundamental change (as defined in the 2032 Indenture), holders may require us to repurchase all or a portion of their 2032 Notes for cash at a price equal to 100% of the principal amount of the 2032 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The entirety of the 2032 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of September 27, 2025, measured at amortized cost.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2032 Capped Call Options
In September 2025, in connection with the issuances of the 2032 Notes, the Company entered into privately negotiated capped call transactions (the “2032 Capped Call Options”) with certain financial institutions (the “2032 Capped Call Counterparties”). The 2032 Capped Call Options cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Notes, the number of shares of our common stock that initially underlie the 2032 Notes and are generally expected to reduce potential dilution to the Company’s common stock upon any conversion of 2032 Notes and/or offset any cash payments the Company would be required to make in excess of the principal amount of converted 2032 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2032 Capped Call Options was initially $268.24 per share, and is subject to certain adjustments under the terms of the 2032 Capped Call Options. If the market price per share of our common stock, as measured under the terms of the 2032 Capped Call Options, exceeds the cap price of the 2032 Capped Call Options, there would be dilution and/or there would not be an offset of any potential cash payments in excess of the principal amount of converted 2032 Notes, in each case, to the extent that such market price exceeds the cap price of the 2032 Capped Call Options.
Each of the 2032 Capped Call Options was executed pursuant to a separate agreement entered into by the Company and each of the 2032 Capped Call Counterparties. The 2032 Capped Call Options are not part of the terms of the 2032 Notes and will not affect any holder’s rights under the 2032 Notes. Holders of the 2032 Notes will not have any rights with respect to the 2032 Capped Call Options. The Company concluded that the 2032 Capped Call Options met the criteria for equity classification because they were indexed to the Company’s common stock and the Company has the discretion to settle the 2032 Capped Call Options in shares or cash. As a result, the $102.0 million amount paid was recorded as a reduction to additional paid-in capital within the Company’s condensed consolidated balance sheets as of September 27, 2025, along with the offsetting associated current tax impact of $0.2 million.
The Company made a tax election to integrate the 2032 Notes and the 2032 Capped Call Options for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $102.0 million gross cost of the purchased 2032 Capped Call Options will be deductible for income tax purposes as original issue discount interest over the term of the 2032 Notes. As a result, the Company established a deferred income tax asset of $21.4 million at inception, with a corresponding valuation allowance as it is not more-likely-than-not that our U.S. deferred tax assets are realizable in the future. As of September 27, 2025, we have recognized a current tax impact of $0.2 million at issuance, which is recorded as an increase to additional paid-in capital within the Company’s condensed consolidated balance sheets.
2029 Notes
On June 16, 2023, we issued $603.7 million in aggregate principal amount of 1.50% Convertible Senior Notes due in 2029 (“2029 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2029 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2029 Indenture”). The 2029 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2029 Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2029 Notes will mature on December 15, 2029, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
The initial conversion rate is 14.3808 shares of common stock per $1,000 principal amount of the 2029 Notes (which is equivalent to an initial conversion price of approximately $69.54 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2029 Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2029 Indenture) or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2029 Notes in connection with such make-whole fundamental change or notice of redemption.
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
Since the closing price of our stock exceeded $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of our first quarter of fiscal year 2026, our 2029 Notes became convertible at the option of the holders during the second quarter of fiscal year 2026, thus, the entire 2029 Notes are recorded as short-term debt, which is presented as current liabilities in our consolidated balance sheets as of September 27, 2025, measured at amortized cost, while the entire 2029 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, measured at amortized cost.
2028 Notes
In March 2022, we issued $861.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due in 2028 (the “2028 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2028 Indenture”). The 2028 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
On or after March 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Notes at any time. Following our irrevocable settlement method election made on September 25, 2024, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2028 Notes by paying cash equal to the principal amount of such converted 2028 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof,if any.
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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2023, our 2028 Notes were accounted for as a single liability measured at amortized cost. The entire 2028 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of September 27, 2025 and June 28, 2025, measured at amortized cost.
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due in 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (as supplemented by the First Supplemental Indenture, dated as of September 25, 2024, the “2026 Indenture”). The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
On or after September 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2026 Notes at any time. Following our entry into the First Supplemental Indenture, dated as of September 25, 2024, to the 2026 Indenture, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2026 Notes by paying cash equal to the principal amount of such converted 2026 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Concurrent with the issuance of the 2032 Notes, we used approximately $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amount of the 2026 Notes. We also paid $0.7 million of the related accrued interest. We have adopted and applied ASU 2024-04, Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments. We determined that this transaction met the requirements for the settlement of debt as an induced conversion. Accordingly, we recorded $256.9 million, which represents the fair value increase in the fair value of the debt, as a reduction to additional paid-in capital within the Company’s consolidated Balance Sheets as of September 27, 2025, and recognized an inducement expense of $5.9 million in our consolidated statements of operations during the three months ended September 27, 2025, which represents the excess of fair value of the total consideration over the fair value of securities issuable pursuant to the original conversion terms.
Since the closing price of our stock exceeded $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of our first quarter of fiscal year, our 2026 Notes became convertible at the option of the holders during the second quarter of fiscal year 2026, thus, the remaining 2026 Notes outstanding are recorded as short-term debt, which is presented as current liabilities in our consolidated balance sheets as of September 27, 2025, measured at amortized cost. The entire 2026 Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, measured at amortized cost.
Our convertible notes consisted of the following components as of the periods presented (in millions):

September 27, 2025	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	2032 Notes (4)	Total
Principal	$468.9	$861.0	$603.7	$1,265.0	$3,198.6
Unamortized debt discount and debt issuance costs	(0.6)	(3.0)	(3.3)	(10.4)	(17.3)
Net carrying amount of the liability component	$468.3	$858.0	$600.4	$1,254.6	$3,181.3

June 28, 2025	2026 Notes (1)	2028 Notes (2)	2029 Notes (3)	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt discount and debt issuance costs	(1.7)	(3.3)	(3.5)	(8.5)
Net carrying amount of the liability component	$1,048.3	$857.7	$600.2	$2,506.2
(1) If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter, which was the case as of the end of the first quarter of fiscal year 2026, and therefore, the debt was reclassified to current liabilities in our condensed consolidated balance sheets.
(2) If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheets.
(3) If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, our 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter, which was the case as of the end of the first quarter of fiscal year 2026, and therefore, the debt was reclassified to current liabilities in our consolidated balance sheets.
(4) If the closing price of our stock exceeds $244.10 (or 130% of the conversion price of $187.77) for 20 of the last 30 trading days of any future quarter, our 2032 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Contractual interest expense	$4.7	$4.7
Amortization of the debt discount and debt issuance costs	0.8	0.7
Total interest expense	$5.5	$5.4
The future interest and principal payments related to our convertible notes are as follows as of September 27, 2025 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
2026	$3.0	$4.3	$9.1	$2.4	$18.8
2027	470.1	4.3	9.1	4.7	488.2
2028	—	865.3	9.1	4.7	879.1
2029	—	—	9.1	4.7	13.8
2030	—	—	608.1	4.7	612.8
Thereafter	—	—	—	1,274.7	1,274.7
Total payments	$473.1	$873.9	$644.5	$1,295.9	$3,287.4

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
As of September 27, 2025, the Company had $38.2 million in principal amount outstanding, of which the short-term portion of $4.3 million is recorded as current liabilities while the long-term portion of $33.9 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 27, 2025, the Company had $24.0 million in principal amount outstanding, of which the short-term portion of $6.0 million is recorded as current liabilities while the long-term portion of $18.0 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
The SMBC Term Loan and the Mizuho Term Loan are collectively referred to as Japan Term Loans.
Note 9. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss), net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 28, 2025	$9.9	$(1.6)	$0.7	$9.0
Other comprehensive gain, net	(0.3)	—	0.4	0.1
Ending balance as of September 27, 2025	$9.6	$(1.6)	$1.1	$9.1

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 29, 2024	$9.8	$0.7	$(1.2)	$9.3
Other comprehensive gain, net	—	—	2.3	2.3
Ending balance as of September 28, 2024	$9.8	$0.7	$1.1	$11.6
(1) In fiscal 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 2018 remain as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated.
(2) We re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary.
(3) For the three months ended September 27, 2025 and September 28, 2024, our unrealized loss on available-for-sale securities is presented net of tax of nil for both periods.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Balance as of beginning of period	$2.5	$11.1
Charges	8.3	9.7
Payments and other adjustments	(4.9)	(14.5)
Balance as of end of period	$5.9	$6.3
During the three months ended September 27, 2025, we recorded restructuring and related charges of $8.3 million related to a reduction in force during the period in order to enhance operational efficiency and realign our investments toward the most critical initiatives.
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
Note 11. Income Taxes
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

We recorded a tax provision of $1.0 million for the three months ended September 27, 2025. Our tax provision for the three months ended September 27, 2025 includes a discrete tax benefit of 0.6 million primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the quarter and foreign return to provision differences, partially offset by the tax expense from currency re-measurement of certain tax related accounts.

We recorded a tax provision of $3.2 million for the three months ended September 28, 2024. Our tax provision for the three months ended September 28, 2024 is primarily related to the tax expense associated with interest on uncertain tax positions, partially offset by the tax benefit from currency re-measurements.

Our estimated effective tax rate for the three months ended September 27, 2025 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign income inclusions in the U.S., current year valuation allowance change, and non-deductible stock-based compensation, partially offset by the income tax benefit from foreign rate differential,and various income tax credits.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of September 27, 2025, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 27, 2025, we had $59.5 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax examinations that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.3 million over the next 12 months.
Note 12. Equity
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
As of September 27, 2025, we had 4.2 million shares subject to stock options, restricted stock units, restricted stock awards, and performance stock units issued and outstanding under the 2015 Plan. Restricted stock units and performance stock units are performance-based, market-based and time-based or any combination thereof and are expected to vest within four years. As of September 27, 2025, 1.6 million shares of common stock under the 2015 Plan were available for grant.
Stock Options
The Company granted certain employees with stock options, the vesting of which is based on the requisite service requirement and expected to vest within three years. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model, which requires the Company to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates. We issue new shares of common stock upon exercise of stock options.
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
During the three months ended September 27, 2025, our board of directors approved grants of 1.0 million RSUs, which primarily vest over three years. The fair value of these grants is based on the closing market price of our common stock on the grant date.

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
During the three months ended September 27, 2025, our board of directors granted 0.1 million PSUs with an aggregate grant date fair value of $13.7 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of earnings per share targets, as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. In addition, the board of directors also approved a grant of 0.1 million PSUs with an aggregate grant date fair value of $33.0 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of the Company’s total shareholder return (or “TSR”) relative to specified peer group, as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. The Company estimated the grant date fair value of these PSU awards using a Monte-Carlo simulation model, which was calculated at $282.85 per share. Accordingly, stock-based compensation expense related to PSUs are categorized as AIP PSUs, TSR PSUs and Other PSUs. AIP PSUs relates to the shares granted to executive and non-executive employees as part of our Annual Incentive Plan (“AIP PSUs”) during fiscal year 2025, which were subject to performance targets and service conditions and vested in August 2025. TSR PSUs relate to shares granted to certain executive officers and senior management, which will vest subject to the achievement of the Company’s TSR relative to specified peer group while Other PSUs relate to shares granted to certain executive officers and senior management, which are subject to financial performance targets (such as Revenue and EPS) and service conditions. Refer to the table below for a presentation of stock-based compensation expense by equity awards for more details.
Employee Stock Purchase Plan
Our ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate upon the date on which all shares available for issuance have been sold. We estimate the fair value of the ESPP shares on the date of grant using the Black-Scholes option-pricing model. Of the 3.0 million shares authorized under the ESPP, 0.4 million shares remained available for issuance as of September 27, 2025.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Cost of sales	$8.5	$9.7
Research and development	10.3	9.3
Selling, general and administrative	23.6	16.6
Total stock-based compensation	$42.4	$35.6

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our stock-based compensation by equity awards for the periods presented were as follows (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
RSUs	$25.6	$24.0
AIP PSUs	4.8	4.1
TSR PSUs	2.9	0.2
Other PSUs	9.9	3.0
Total PSUs	17.6	7.3
Options	1.6	1.3
ESPP	1.6	1.2
Sub-total	46.4	33.8
Change in stock-based compensation capitalized to inventory	(4.0)	1.8
Total stock-based compensation	$42.4	$35.6
During the three months ended September 27, 2025 and September 28, 2024, we recorded $17.6 million and $7.3 million of stock-based compensation related to PSUs, respectively. The amount of stock-based compensation expense recognized in any one period related to PSUs with performance-based conditions can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation expense would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Income tax benefit associated with stock-based compensation	$8.0	$1.4
Approximately $18.6 million and $14.6 million of stock-based compensation was capitalized to inventory as of September 27, 2025 and June 28, 2025, respectively.
The table below summarizes the unrecognized stock-based compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of September 27, 2025:

	Unrecognized stock-based compensation (in millions)	Weighted-average period (in years)
RSUs	$197.7	2.1
PSUs	102.7	2.6
Stock options	4.8	1.1
ESPP	0.9	0.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Award Activity
The following table summarizes our award activities for the three months ended September 27, 2025 (in millions):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 28, 2025	0.6	$8.1	2.6	$59.9	1.6	$61.0
Granted	—	—	1.0	118.6	0.2	118.0
Vested/Exercised	(0.2)	7.9	(0.7)	60.9	(0.7)	57.8
Canceled	—	—	(0.1)	61.2	(0.1)	87.1
Balance as of September 27, 2025	0.4	$8.1	2.8	$79.4	1.0	$75.3
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 28, 2025	2.6
Granted	(1.2)
Canceled	0.2
Balance as of September 27, 2025	1.6
Employee Stock Purchase Plan Activity
The ESPP expense for the three months ended September 27, 2025 and September 28, 2024 was $1.6 million and $1.2 million, respectively. The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period.
During the three months ended September 27, 2025 and September 28, 2024, there were no shares issued to employees through the ESPP.
Note 13. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $875.3 million as of September 27, 2025 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
We depend on a limited number of contract manufacturers, subcontractors and suppliers for raw materials, packages and standard components. We generally purchase these single or limited source products through standard purchase orders or one-year supply agreements and have no significant long-term guaranteed supply agreements with these vendors. While we seek to maintain a sufficient safety stock of such products and maintain on-going communications with our suppliers to guard against interruptions or cessation of supply, our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures. In addition, the imposition of tariffs on certain imported goods and materials may increase our costs and place upward pressure on the cost of sales.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Balance as of beginning of period	$14.4	$13.2
Measurement period adjustment	—	0.8
Provision for warranty	2.8	2.4
Utilization of reserve, net	(4.1)	(3.2)
Balance as of end of period	$13.1	$13.2
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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of September 27, 2025, the accrual for expected settlement of litigation matters was not material.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On March 5, 2025, we completed a sale of net assets located in an entity in Shenzhen, China. The Company has reclassified a $21.4 million unrecognized tax position to other non-current liabilities in the condensed consolidated balance sheets as of June 28, 2025 for an indemnification liability related to the sale of certain assets. This does not impact our results of operations for the year ended June 28, 2025. We did not have any other material indemnification claims that were probable or reasonably possible.

On November 7, 2023, we completed the acquisition of Cloud Light. In accordance with the Merger Agreement, cash consideration included $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations and customary adjustment for working capital. Since the measurement period expired, any future adjustments will be included in our earnings. No amount of escrow funds have been released as the parties have not mutually agreed on the indemnification obligation and working capital adjustment.

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
Note 14. Operating Segments and Geographic Information
Prior to fiscal year 2026, we operated in two reportable segments consisting of Cloud & Networking and Industrial Tech. During the first quarter of fiscal year 2026, the Company implemented a re-organization, under which it will be managed as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance.
The CODM assesses the performance of the single segment and allocates resources based on consolidated net income (loss) included in the Company’s condensed consolidated statements of operations. The CODM uses consolidated net income to set budgets, evaluate performance, review actual results and in deciding whether to reinvest profits into our business, pursue acquisitions, or make any other capital management decisions. The significant segment expenses are reflected in the Company’s condensed consolidated statements of operations and the condensed consolidated statements of cash flows. The measure of the single segment assets is the consolidated assets included in the condensed consolidated balance sheets. Accordingly, we determined we operate in a single reporting segment. Comparative prior period segment information has been updated to reflect the new segment structure and measures. The changes in our operating segments had no impact on our previously reported consolidated results of operations, financial position or cash flows.
We disaggregate revenue by type of product, which are Components and Systems, and by geography. A Components product is defined as one of the individual building blocks that goes into creating a larger solution. It is typically not a complete product on its own but rather a specialized element that enables system functionality. This includes semiconductor laser chips, laser sub-assemblies, line subsystems and wavelength management systems. These are supplied to customers who then integrate them into their own full system solutions. Components represent foundational parts that support or enable that system’s operation and include a comprehensive portfolio of optical and photonic chips, components, laser light sources that are integrated into smartphones, subsystems supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers who are building cloud data center and network infrastructures.
A Systems product is defined as a complete, stand-alone product that delivers full functionality to the end customer. It is typically self-contained and ready to operate within a customer’s network or application environment. This includes optical modules, optical circuit switches, and industrial lasers such as short-pulse solid-state lasers and kilowatt-class fiber lasers. These products integrate multiple technologies and subsystems into a finished solution that directly addresses a customer’s needs. A system represents the end-product that can be deployed and used independently.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our products enable high-capacity optical links for cloud computing, AI/ML workloads, and data center interconnect (“DCI”) applications, as well as for communications service provider networks. Our offerings support access (local), metro (intracity), long-haul (intercity and global), and submarine (undersea) network infrastructure. Our products serve enterprise network infrastructure needs, including storage area networks (“SANs”), local area networks (“LANs”), and wide area networks (“WANs”). Demand for our products is fueled by the ongoing expansion of network capacity required to support cloud services, AI/ML processing, streaming video, video conferencing, wireless and mobile connectivity, and the internet of things (“IoT”). In addition, our industrial laser products are used for precision material processing across diverse industries, including semiconductor and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing that emphasize greater manufacturing precision, flexibility, and sustainability.
Refer to “Note 15. Revenue Recognition” for a presentation of disaggregated revenue by type of product.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended
	September 27, 2025		September 28, 2024
	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$93.7	17.6%	$65.4	19.4%
Mexico	73.6	13.8	33.9	10.0
Other Americas	8.6	1.6	2.9	0.9
Total Americas	$175.9	33.0%	$102.2	30.3%

Asia-Pacific:
Hong Kong	$92.9	17.4%	$88.7	26.4%
Thailand	109.1	20.4	52.5	15.6
China	49.3	9.2	14.6	4.3
Japan	21.0	3.9	16.9	5.0
Other Asia-Pacific	49.4	9.3	31.4	9.3
Total Asia-Pacific	$321.7	60.2%	$204.1	60.6%

EMEA	$36.2	6.8%	$30.6	9.1%

Total net revenue	$533.8	100.0%	$336.9	100.0%
During the three months ended September 27, 2025, two customers individually accounted for 22%, and 21% of our total revenue, respectively. During the three months ended September 28, 2024, two customers individually accounted for 15% and 12% of our total revenue, respectively.
As of September 27, 2025, three customers individually accounted for 16%, 14% and 10% of gross accounts receivable, respectively. As of June 28, 2025, two customers individually accounted for 13% and 11% of gross accounts receivable, respectively. We had no other customers that represented 10% or greater of our gross accounts receivable.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. We do not present assets at a level other than that presented in the accompanying condensed consolidated balance sheets. Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	September 27, 2025	June 28, 2025
Property, plant and equipment, net
United States	$124.8	$123.0
Thailand	240.4	218.6
Japan	164.5	144.3
United Kingdom	119.1	109.4
China	90.9	76.8
Other countries	55.1	54.3
Total property, plant and equipment, net	$794.8	$726.4
We purchase a portion of our inventory from contract manufacturers that are located primarily in Thailand, Taiwan, and Malaysia. During the three months ended September 27, 2025, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 20% of the total net inventory purchases. During the three months ended September 28, 2024, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 27% of the total net inventory purchases.
Note 15. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by type of products and by geography. We do not present other levels of disaggregation, such as by customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue by type of product (in millions, except percentage data):

	Three Months Ended
	September 27, 2025		September 28, 2024
	Amount	% of Total	Amount	% of Total
Components	379.2	71.0%	231.4	68.7%
Systems	154.6	29.0%	105.5	31.3%
Net revenue	$533.8	100.0%	$336.9	100.0%
Refer to “Note 14. Operating Segments and Geographic Information” for a presentation of disaggregated revenue by geography.
Contract Balances
We record accounts receivable when we have an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where we have unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits and are included in other current liabilities within our condensed consolidated balance sheets. Payment terms vary by customer. The time between invoicing and when payment is due is not significant.
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	September 27, 2025	June 28, 2025	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$307.0	$250.0	$57.0	22.8%
Deferred revenue and customer deposits	Other current liabilities	$2.7	$0.7	$2.0	285.7%

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

Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of export regulation changes, the expected benefits of our acquisitions, macroeconomic conditions, including supply chain conditions and inventory management by our customers, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and research and development efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
We disaggregate revenue by type of product, which are Components and Systems, and by geography. A Components product is defined as one of the individual building blocks that goes into creating a larger solution. It is typically not a complete product on its own but rather a specialized element that enables system functionality. This includes semiconductor laser chips, laser sub-assemblies, line subsystems and wavelength management systems. These are supplied to customers who then integrate them into their own full system solutions. Components represent foundational parts that support or enable that system’s operation and include a comprehensive portfolio of optical and photonic chips, components, laser light sources that are integrated into smartphones, subsystems supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers who are building cloud data center and network infrastructures.
A Systems product is defined as a complete, stand-alone product that delivers full functionality to the end customer. It is typically self-contained and ready to operate within a customer’s network or application environment. This includes optical modules, optical circuit switches, and industrial lasers such as short-pulse solid-state lasers and kilowatt-class fiber lasers. These products integrate multiple technologies and subsystems into a finished solution that directly addresses a customer’s needs. A system represents the end-product that can be deployed and used independently.
Our products enable high-capacity optical links for cloud computing, AI/ML workloads, and data center interconnect (“DCI”) applications, as well as for communications service provider networks. Our offerings support access (local), metro (intracity), long-haul (intercity and global), and submarine (undersea) network infrastructure. Our products serve enterprise network infrastructure needs, including storage area networks (“SANs”), local area networks (“LANs”), and wide area networks (“WANs”). Demand for our products is fueled by the ongoing expansion of network capacity required to support cloud services, AI/ML processing, streaming video, video conferencing, wireless and mobile connectivity, and the internet of things (“IoT”). In addition, our industrial laser products are used for precision material processing across diverse industries, including semiconductor and microelectronics fabrication, electric vehicle and battery production, metal cutting and welding, and advanced manufacturing that emphasize greater manufacturing precision, flexibility, and sustainability.

Operating Segment Information
Prior to fiscal year 2026, we operated in two reportable segments consisting of Cloud & Networking and Industrial Tech. During the first quarter of fiscal year 2026, the Company implemented a re-organization, under which it will be managed as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance.
The CODM assesses the performance of the single segment and allocates resources based on consolidated net income (loss) included in the Company’s condensed consolidated statements of operations. The CODM uses consolidated net income to set budgets, evaluate performance, review actual results and in deciding whether to reinvest profits into our business, pursue acquisitions, or make any other capital management decisions. The significant segment expenses are reflected in the Company’s condensed consolidated statements of operations and the condensed consolidated statements of cash flows. The measure of the single segment assets is the consolidated assets included in the condensed consolidated balance sheets. Accordingly, we determined we operate in a single reporting segment. Comparative prior period segment information has been updated to reflect the new segment structure and measures. The changes in our operating segments had no impact on our previously reported consolidated results of operations, financial position or cash flows.
Industry Conditions
Our supply chain is complex, and we need to manage supply of certain components required to build our products while confronted with fluctuating demand from our customers. From time to time, we experience logistics and supply chain issues and shortages of the types of components we and our customers require in our products, and we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.

Through fiscal year 2024, we experienced significant fluctuations in demand as customers delayed projected shipments or built up inventory in response to supply shortages and then brought down inventories as supply chain constraints eased. Our revenue fluctuated in response to these changes in demand and our margins were adversely impacted as we were not been able to fully recover costs, such as underutilized manufacturing capacity. However, beginning in the first quarter of fiscal year 2025, network equipment manufacturers normalized inventory levels and we have seen increasing demand from AI and cloud customers as they continue to expand their data centers.

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

If these tariff-related and restriction-related cost increases persist or escalate, our financial results could be adversely affected, including lower profitability. Additionally, changes in the global trade landscape could result in reduced market competitiveness and a slowdown in consumer demand as well as disruptions to our supply chain, including longer lead times, higher shipping costs, or limited availability of key inputs. This may constrain our ability to meet customer demand in a timely manner, potentially affecting our revenue growth and operational efficiency. The impact of tariffs on our business is hard to predict, as it is dependent on negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs or trade restrictions in the U.S. or other countries.
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
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 28, 2025 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three months ended September 27, 2025, except as noted below:
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
In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. Conversely, if we later determine that it is more likely than not that all or a portion of the net deferred tax assets will be realized, we would reverse the applicable portion of the previously established valuation allowance. A release of valuation allowance decreases income tax expense in the period of release, increases net income, and reduces our effective tax rate. Such releases may be material to our financial statements depending on the size of the deferred tax assets involved.
In the fourth quarter of fiscal 2025, we released $153.1 million of valuation allowances on our UK deferred tax assets after we considered all available positive and negative evidence related to our UK subsidiary. We analyzed the UK subsidiary’s historical operating results, projected future taxable income, tax planning strategies, and reversals of deferred tax liabilities, and determined that the weight of available objectively verifiable positive evidence supported the realizability of the UK deferred tax assets. In weighing the available evidence, more weight was placed upon our forecasts of future taxable income than on the history of pre-tax losses as such losses were generated under our prior UK business operating model which will no longer be in effect beginning with fiscal year 2026, and the guarantee of a positive operating margin as we effectuated an internal restructuring at the end of fiscal year 2025. Further, the most significant deferred tax asset in the UK is the net operating loss carryforward. Under UK tax law, net operating losses may be carried forward indefinitely, and we have considered the indefinite carryforward period to be positive evidence.

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
The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates, including changes in judgment regarding the realizability of deferred tax assets and the need for or release of valuation allowances, may have a material impact on our tax provision, net income, and effective tax rate in a future period.
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
Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended
	September 27, 2025	September 28, 2024
Net revenue by type of products:
Components	71.0%	69.0%
Systems	29.0	31.0
Net revenue	100.0	100.0
Cost of sales	62.3	70.2
Amortization of acquired developed intangibles	3.7	6.7
Gross profit	34.0	23.1
Operating expenses:
Research and development	15.2	22.1
Selling, general and administrative	15.9	22.6
Restructuring and related charges	1.6	2.9
Total operating expenses	32.7	47.6
Income (loss) from operations	1.3	(24.5)
Interest expense	(1.1)	(1.6)
Other income, net	0.8	2.6
Income (loss) before income taxes	1.0	(23.5)
Income tax provision	0.2	0.9
Net income (loss)	0.8%	(24.5)%

Financial data for the three months ended September 27, 2025
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended
	September 27, 2025	September 28, 2024	Change	Percentage Change
Net revenue by type of products:
Components	379.2	231.4	$147.8	63.9%
System	154.6	105.5	49.1	46.5%
Net revenue	$533.8	$336.9	$196.9	58.4%

Gross profit	$181.5	$77.9	$103.6	133.0%
Gross margin	34.0%	23.1%

Research and development	$81.4	$74.3	$7.1	9.6%
Percentage of net revenue	15.2%	22.1%

Selling, general and administrative	$85.1	$76.3	$8.8	11.5%
Percentage of net revenue	15.9%	22.6%

Restructuring and related charges	$8.3	$9.7	$(1.4)	(14.4)%
Percentage of net revenue	1.6%	2.9%

Net Revenue
Net revenue increased by $196.9 million, or 58.4%, during the three months ended September 27, 2025 compared to the three months ended September 28, 2024, driven by a $147.8 million increase in Components products and a $49.1 million increase in Systems products. Approximately three-quarters of the increase in Components products relates to our ramp of laser chip and laser assembly product shipments to support strong, broad-based demand across intra-data center, data center interconnect and long-haul applications. The average selling prices of these laser chip and laser assembly products remained relatively flat compared to prior period. The remaining approximately one-quarter of Components revenue growth was due to an increase in shipment volume of data transport products, encompassing line subsystems solutions for long-haul terrestrial networks and charge pump products used in sub-sea network installations.
Nearly all of the increase in our System products was driven by our cloud transceiver product lines due to an increase in shipment volume, which was partially offset by lower pricing across multiple transceiver lines. We also began an initial phase of optical circuit switch shipments and we remain on track for manufacturing expansion over the coming quarters to support future growth.
During the three months ended September 27, 2025, two customers individually accounted for 22%, and 21% of our total revenue, respectively. During the three months ended September 28, 2024, two customers individually accounted for 15% and 12% of our total revenue, respectively.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue (in millions, except percentage data):

	Three Months Ended
	September 27, 2025		September 28, 2024
	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$93.7	17.6%	$65.4	19.4%
Mexico	73.6	13.8	33.9	10.0
Other Americas	8.6	1.6	2.9	0.9
Total Americas	$175.9	33.0%	$102.2	30.3%

Asia-Pacific:
Hong Kong	$92.9	17.4%	$88.7	26.4%
Thailand	109.1	20.4	52.5	15.6
China	49.3	9.2	14.6	4.3
Japan	21.0	3.9	16.9	5.0
Other Asia-Pacific	49.4	9.3	31.4	9.3
Total Asia-Pacific	$321.7	60.2%	$204.1	60.6%

EMEA	$36.2	6.8%	$30.6	9.1%

Total net revenue	$533.8	100.0%	$336.9	100.0%
For the three months ended September 27, 2025 and September 28, 2024, net revenue from customers outside the United States, based on customer shipping location, represented 82.4% and 80.6% of net revenue, respectively.

Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States as presented above. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities. However, regulatory and enforcement actions by the United States and other governmental agencies, as well as changes in tax and trade policies and tariffs, have impacted and may continue to negatively impact net revenue from customers outside the United States.
Gross Margin
Gross margin for the three months ended September 27, 2025 increased to 34.0% from 23.1% for the three months ended September 28, 2024, primarily driven by the positive impact of higher revenue from our laser chip, laser assembly and data transport products. Approximately two-thirds of the gross margin increase was driven by lower manufacturing costs as a percentage of revenue, primarily due to higher internal factory utilization. The remaining approximately one-third of the gross margin increase was driven by improved product mix of our higher-margin laser chip and laser assembly products.
The markets in which we sell products are undergoing product, architectural and business model transitions driven in part by the deployment of AI, have high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonal and variants in buying patterns. We expect these factors to result in variability of our gross margin and our gross margin may be subject to increasing downward pressure due to these factors.
Research and Development (“R&D”)
R&D expense increased by $7.1 million, or 9.6% for the three months ended September 27, 2025 compared to the three months ended September 28, 2024, primarily due to a $5.3 million increase in our cash incentive compensation due to higher revenue and profit levels.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $8.8 million, or 11.5%, during the three months ended September 27, 2025 compared to the three months ended September 28, 2024, primarily due to a $5.7 million increase in our cash incentive compensation due to higher revenue and profit levels, as well as a $7.0 million increase in stock-based compensation and a $3.7 million increase in legal fees. This was offset by a $4.3 million decrease in amortization of acquired intangibles as certain assets were fully amortized as well as a $1.6 million gain from sale of our Brazilian entities.
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
During the three months ended September 27, 2025, we recorded restructuring and related charges of $8.3 million related to a reduction in force during the period in order to enhance operational efficiency and realign our investments toward the most critical initiatives.
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
Interest Expense
For the three months ended September 27, 2025 and September 28, 2024, we recorded interest expense of $5.7 million and $5.5 million, respectively. The slight increase in interest expense for the three months ended September 27, 2025 is mainly due to the issuance of the 2032 Notes in September 2025.

Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Foreign exchange and other gains (losses), net	$1.5	$(0.7)
Interest and investment income, net	8.6	9.4
Inducement expense	(5.9)	—
Total other income, net	$4.2	$8.7
Other income, net for the three months ended September 27, 2025 decreased by $4.5 million compared to the three months ended September 28, 2024 primarily due to a $5.9 million inducement expense related to the partial repurchase of 2026 Notes offset by an increase in net foreign exchange gains of $2.2 million as the U.S. dollar strengthened against the Japanese Yen, which is the underlying currency for our term loans. Interest and investment income, net slightly decreased by $0.8 million compared to the three months ended September 28, 2024 due to slightly lower short term investment balances.
Provision (Benefit) for Income Taxes
The following table summarizes provision (benefit) for income taxes for the periods presented (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Income tax provision	$1.0	$3.2
We recorded a tax provision of $1.0 million and $3.2 for the three months ended September 27, 2025 and September 28, 2024, respectively. Our tax provision for the three months ended September 27, 2025 includes a discrete tax benefit of 0.6 million primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the quarter and foreign return to provision differences, partially offset by the tax expense from currency re-measurement of certain tax related accounts. Our tax provision for the three months ended September 28, 2024 is primarily related to the tax expense associated with interest on uncertain tax positions, partially offset by the tax benefit from currency re-measurements.

Our estimated effective tax rate for the three months ended September 27, 2025 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign income inclusions in the U.S., current year valuation allowance change, and non-deductible stock-based compensation, partially offset by the income tax benefit from foreign rate differential,and various income tax credits.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of September 27, 2025, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.
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

Financial Condition
Liquidity and Capital Resources
As of September 27, 2025 and June 28, 2025, our cash and cash equivalents were $772.9 million and $520.7 million, respectively. As of September 27, 2025 and June 28, 2025, our short-term investments of $348.9 million and $356.4 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy provide for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of September 27, 2025 and June 28, 2025 was $343.8 million and $398.3 million, respectively, which was primarily held by entities incorporated in the United Kingdom, Japan, Hong Kong, China, Switzerland, China and Thailand. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
Our intent is to indefinitely reinvest funds held outside the United States. Except for the funds held in the Cayman Islands, the British Virgin Islands, Hong Kong and Japan, our current plans do not demonstrate a need to repatriate them to fund our domestic operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional material taxes. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates in the past. Additionally, if conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, it may create dilution to our existing stockholders. However, any such financing may not be available on terms favorable to us or may not be available at all.
Beginning in fiscal year 2023, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize research and development expenditures and amortize domestic expenditures over five years and foreign expenditures over fifteen years. The One Big Beautiful Bill Act (“OBBBA”) enacted in July 2025 eliminates capitalization of domestic research and development expenditures for taxable years beginning on or after January 1, 2025, but retains the requirement to amortize foreign research and development expenditures over 15 years. In addition, the OBBBA permits all taxpayers who paid or incurred domestic research and development expenses in tax years beginning on or after January 1, 2022 and before January 1, 2025 to elect to deduct any remaining unamortized amount over a one-year period or ratably over a two-year period (at the taxpayer’s election), accelerating the benefit of such expenses. We have evaluated these changes in the first quarter of fiscal year 2026, and the impact to our tax provision for this period is not material.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of September 27, 2025 and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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
Contractual Obligations
The following table summarizes our contractual obligations as of September 27, 2025, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments Due
	Total	Less Than 1 Year	More Than 1 Year
Contractual Obligations
Asset retirement obligations	$7.1	$—	$7.1
Operating lease liabilities, including imputed interest (1)	39.4	13.6	25.8
Pension plan contributions (2)	2.0	2.0	—
Purchase obligations (3)	875.3	834.5	40.8
Term loans - principal (5)	62.2	10.3	51.9
Term loans - interest (5)	1.5	0.5	1.0
Convertible notes - principal (4)	3,198.6	—	3,198.6
Convertible notes - interest (4)	88.8	21.2	67.6
Total	$4,274.9	$882.1	$3,392.8
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of September 27, 2025, we expect to receive sublease income of approximately $2.1 million over the sublease periods.
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
(3) Purchase obligations represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 13. Commitments and Contingencies” in the notes to condensed consolidated financial statements.

(4) The amounts related to convertible notes include principal and interest on our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”), principal and interest on our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”), and principal and interest on our 0.375% Convertible Senior Notes due 2032 (the “2032 Notes”). The 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, the 2029 Notes have a maturity date of December 15, 2029, and the 2032 Notes have a maturity date of March 15, 2032. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities, which may be accelerated if the holders elect to convert the notes prior to maturity. As the principal amounts of all of our outstanding convertible notes must be settled in cash, the actual cash settlement may be higher if we decide to settle the conversion value in excess of the principal amounts in cash, rather than issuing shares of common stock.
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
Indebtedness
As of September 27, 2025, the net carrying amount of our 2032 Notes of $1,254.6 million (principal balance of $1,265.0 million maturing in 2032) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $244.10 (or 130% of the conversion price of $187.77) for 20 of the last 30 trading days of any future quarter, our 2032 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our consolidated balance sheets.
As of September 27, 2025, the net carrying amount of our 2029 Notes of $600.4 million (principal balance of $603.7 million maturing in 2029) is presented in current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of any future quarter, our 2029 Notes would become convertible at the option of the holders during the subsequent fiscal quarter, which was the case as of the end of the first quarter of fiscal year 2026, and therefore, the debt was reclassified to current liabilities in our consolidated balance sheets.
As of September 27, 2025, the net carrying amount of our 2028 Notes of $858.0 million (which have an aggregate principal amount of $861.0 million outstanding that matures in 2028) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of any future fiscal quarter, our 2028 Notes would become convertible at the option of the holders during the subsequent fiscal quarter and the debt would be reclassified to current liabilities in our condensed consolidated balance sheets.
As of September 27, 2025, the net carrying amount of our 2026 Notes of $468.3 million (which have an aggregate principal amount of $468.9 million outstanding that matures in 2026) is presented in non-current liabilities in our condensed consolidated balance sheets. If the closing price of our stock exceeds $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of any future fiscal quarter, our 2026 Notes would become convertible at the option of the holders during the subsequent fiscal quarter, which was the case as of the end of the first quarter of fiscal year 2026, and therefore, the debt was reclassified to current liabilities in our condensed consolidated balance sheets.
As of September 27, 2025, the Company had $38.2 million in principal amount outstanding on our SMBC term loan, of which the short-term portion of $4.3 million is recorded as current liabilities while the long-term portion of $33.9 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
As of September 27, 2025, the Company had $24.0 million in principal amount outstanding on our Mizuho term loan, of which the short-term portion of $6.0 million is recorded as current liabilities while the long-term portion of $18.0 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.

Unrecognized Tax Benefits
As of September 27, 2025 and June 28, 2025, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $57.0 million and $55.6 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
Our balance of cash and cash equivalents increased by $252.2 million from $520.7 million as of June 28, 2025 to $772.9 million as of September 27, 2025. The increase in cash and cash equivalents during the three months ended September 27, 2025 was due to cash from operating activities of $57.9 million and cash from financing activities of $262.1 million, offset by cash used in investing activities of $67.8 million.
Operating Cash Flow
Cash from operating activities was $57.9 million during the three months ended September 27, 2025, which reflects a net income of $4.2 million and non-cash items of $108.3 million, offset by changes in operating assets and liabilities of $54.6 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $28.8 million primarily due to higher inventory purchases and capital expenditures, an increase of $11.4 million in accrued payroll and related expenses mainly driven by our accrual on employee cash bonuses, outstanding payroll taxes related to stock-based compensation and ESPP contribution, and an increase of $24.8 million in accrued expenses and other current and non-current liabilities driven by contractual liabilities, accrued interest on convertible notes and provision for non-cancellable commitments, offset by an increase in accounts receivable of $56.9 million mainly driven by higher revenue, and an increase of $57.5 million in inventories driven by inventory builds to support market demand.
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
Investing Cash Flow
Cash used in investing activities of $67.8 million during the three months ended September 27, 2025 was attributable to capital expenditures of $76.2 million, offset by net proceeds from sales or maturities of short-term investments of $8.4 million.
Cash used in investing activities of $47.1 million during the three months ended September 28, 2024 was attributable to capital expenditures of $74.1 million, offset by net proceeds from sales or maturities of short-term investments of $26.8 million and proceeds from sales of property and equipment of $0.2 million.
Financing Cash Flow
Cash from financing activities of $262.1 million during the three months ended September 27, 2025 was attributable to $1,255.7 million of net proceeds from the issuance of 2032 Notes and $1.5 million of proceeds from employee stock plans, offset by payments for partial repurchase of the 2026 Notes of approximately $843.1 million, payments for the 2032 Capped Call Options of $102.0 million, tax payments related to net share settlement of restricted stock of $47.4 million, and $2.6 million of principal payments on term loans.
Cash used in financing activities of $60.0 million during the three months ended September 28, 2024 was attributable to $76.5 million of proceeds from SMBC and Mizuho term loans and $0.9 million of proceeds from the exercise of stock options, offset by tax payments related to net share settlement of restricted stock of $16.0 million, payment for an intangible asset acquisition holdback of $1.0 million and $0.4 million of principal payments on term loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange gain of $1.5 million and net foreign exchange loss of $0.7 million in the condensed consolidated statements of operations for the three months ended September 27, 2025 and September 28, 2024, respectively.
Although we sell primarily in the U.S. Dollar, we have foreign currency exchange risks related to our expenses and working capital denominated in currencies other than the U.S. Dollar, principally the Chinese Yuan, Canadian Dollar, Thai Baht, Japanese Yen, UK Pound, Swiss Franc, and the Euro. In addition, in the first quarter of fiscal year 2025, we entered into term loan agreements denominated in Japanese Yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated monetary assets and liabilities, sales or expenses increase, our operating results may be affected to a greater extent by fluctuations in the exchange rates of the currencies in which we do business as compared with the U.S. dollar.
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes.
We issued the 2032 Notes in September 2025, 2029 Notes in June 2023, the 2028 Notes in March 2022 and the 2026 Notes in December 2019. As of September 27, 2025, the aggregate principal amount of the 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes is $1,265.0 million, $603.7 million, $861.0 million, $468.9 million, respectively, and bear interest at a rate of 0.375%, 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes will mature on March 15, 2032, December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $187.77 per share for the 2032 Notes, $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes.
In connection with the issuance of the 2032 Notes, we entered into the 2032 Capped Call Options with the 2032 Capped Call Counterparties. The cap price of the 2032 Capped Call Options was initially $268.24 per share, and is subject to certain adjustments under the terms of the 2032 Capped Call Options. If the market price per share of our common stock, as measured under the terms of the 2032 Capped Call Options, exceeds the cap price of the 2032 Capped Call Options, there would be dilution and/or there would not be an offset of any potential cash payments in excess of the principal amount of converted 2032 Notes, in each case, to the extent that such market price exceeds the cap price of the 2032 Capped Call Options.
Interest Rate Fluctuation Risk
As of September 27, 2025, we had cash, cash equivalents, and short-term investments of $1,121.8 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of September 27, 2025, the weighted-average life of our investment portfolio was approximately six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 27, 2025, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $3.5 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $1.8 million.

Bank Liquidity Risk
As of September 27, 2025, we had approximately $347.6 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, as of September 27, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. As such, we regularly evaluate developments in legal matters that could affect the amount of the previously accrued liability and record adjustments as appropriate. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Should we experience an unfavorable final outcome, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimatable. For a description of our material pending legal proceedings, refer to “Note 13. Commitments and Contingencies” in the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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
•our ability to sell to a significant customer;
•higher tariffs and other trade restrictions between the U.S. and other countries, including China and Thailand;
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
•the potential impact of the hedging activity of the 2032 Capped Call Counterparties on the market price of our common stock; and
•counterparty risk with respect to the 2032 Capped Call Options

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
Outside of the U.S., retaliatory measures from various countries also have in the past, and may in the future, adversely impact business operations. Such measures include tariffs on imports from the U.S. into countries such as China, as well as export control measures. For example, China imposed new export control measures affecting exports of rare earth metals and other critical minerals, limiting our ability to access these materials, which may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, reduce customer demand for our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. Additional changes to the trade policies of the U.S. and China are impossible to predict, and further changes or escalations in the trade policies of one or both countries may continue to affect our business.

Adverse regulatory activity, such as export controls, economic sanctions and the imposition of heightened trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence on or use of products from each other (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States has implemented requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers.” In May 2023, the Cyberspace Administration of China banned the sale of products from Micron Technology to certain entities in China and stated that such products pose significant security risks to China's critical information infrastructure supply chain and national security. Furthermore, imposition of new or additional tariffs or new or revised export, import or doing-business regulations, including trade sanctions, could cause a decrease in the demand for, or sales of our products to customers located in China or other customers selling to Chinese end users or increase the cost for our products, which would directly impact our business and results of operations.
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
Under the current regulatory policy and rules, our business with Huawei is now completely restricted. In addition to being unable to supply any products to Huawei, we are also currently unable to work with Huawei on future product developments, or confer any benefit to Huawei, and expect this to continue while Huawei remains subject to the export control restrictions. This cessation of all business activities with Huawei has resulted in our inability to earn revenue from Huawei and has negatively impacted our financial condition and results of operations. Huawei may seek to obtain similar or substitute products from our competitors that are not subject to these restrictions, or to develop similar or substitute products themselves.

We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries. We are unable to predict the duration and scope of the restrictions enacted in May 2019 and thereafter. For example, other customers, such as FiberHome Technologies Group, have been subject to export control restriction since May 2020, and BIS continues to add entities to the list of restricted parties, and may expand restrictions to other customers or otherwise restrict our ability to ship products. Any further export or trade restrictions that impede our ability to export or sell our products and services could adversely affect our business, results of operations, financial condition and cash flows.
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
Our gross margins and operating margins are expected to vary, and may be adversely affected in the future by numerous factors, including, but not limited to:
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
•increased operating expenses for the buildings or the property, or both; and

•the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods, typhoons, tsunamis, fires, and/or other natural disasters.
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
The Organization for Economic Cooperation and Development (the “OECD”) has proposed changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two. Many countries, including European Union member states have adopted or are considering adopting legislation to enact these proposals. The United States, however, has withdrawn support for Pillar Two and proposed a side-by-side solution under which U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two, which has been principally agreed to by The Group of Seven (“G7”) countries. The OECD has subsequently released a draft proposal to exclude U.S. multinational companies from certain Pillar Two measures, though no agreement has been reached. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was signed into law which contains a broad range of provisions affecting businesses including permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently evaluating and considering the impact of the new legislation on our financial statements.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could adversely affect our operating and financial results. In December 2019, we issued and sold a total of $1,050 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”). In March 2022, we issued and sold a total of $861 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”). In June 2023, we issued and sold a total of $603.7 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2029 (“2029 Notes”). In September 2025, we issued and sold a total of $1,265.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2032 (“2032 Notes”). We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, uncertainty in the macroeconomic environment, increasing interest rates and other factors have resulted in volatility in the capital markets and less favorable financing terms. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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
We are now, and in the future, may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings are difficult to predict. Moreover, many of the complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we may be unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages or restrictions on or changes to our business. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have an adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is generally costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant in the past, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, refer to “Part II, Item 1. Legal Proceedings,” and “Note 13. Commitments and Contingencies” to the condensed consolidated financial statements.
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
Further, the United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation referred to as the UK GDPR, which provides for substantial penalties, similar to the GDPR. Aspects of United Kingdom data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to data transfers between the United Kingdom and other jurisdictions. The United Kingdom government has adopted legislation providing for targeted amendments to United Kingdom data protection law that has caused United Kingdom data protection laws and regulations to deviate from the GDPR in certain respects and that may impact the European Commission’s adequacy determination regarding the United Kingdom data protection regime that generally has permitted personal data to be transferred between the European Economic Area (“EEA”) and the United Kingdom. The European Commission has proposed to renew the UK’s adequacy decision after assessing these amendments, but additional procedural steps remain, causing some uncertainty to remain regarding the UK’s adequacy determination. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding data transfers. We may find it necessary to make further changes to our handling of personal data of residents of the EEA, Switzerland and the United Kingdom, each of which may require us to incur significant costs and expenses.
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
Servicing our existing and future indebtedness, including the 2026 Notes, 2028 Notes, 2029 Notes and 2032 Notes (collectively referred to as the “convertible notes”) may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the convertible notes and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
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
The 2032 Capped Call Options may affect the value of our common stock.
In connection with the issuance of the 2032 Notes, we entered into the 2032 Capped Call Options with the 2032 Capped Call Counterparties. We have been advised that the 2032 Capped Call Counterparties may modify the hedge positions they established when they entered into the 2032 Capped Call Options by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2032 Notes (and are likely to do so in connection with any conversion, repurchase or redemption of the 2032 Notes or if we unwind all or a portion of the 2032 Capped Call Options). This activity could cause or prevent an increase or a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the 2032 Capped Call Options.
The 2032 Capped Call Counterparties are financial institutions, and we will be subject to the risk that one or more of the 2032 Capped Call Counterparties may default under the 2032 Capped Call Options. Our exposure to the credit risk of the 2032 Capped Call Counterparties will not be secured by any collateral.
Global economic conditions have in the past resulted in the actual or perceived failure and/or financial difficulties of many financial institutions. If a 2032 Capped Call Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the 2032 Capped Call Option with such 2032 Capped Call Counterparty. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default by a 2032 Capped Call Counterparty, we may suffer adverse tax consequences and experience more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the 2032 Capped Call Counterparties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Indenture, dated September 8, 2025, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association.	8-K	001-36861	4.1	9/8/2025
4.2	Form of 0.375% Convertible Senior Note due 2032 (included in Exhibit 4.1).	8-K	001-36861	4.2	9/8/2025
10.1	Form of Capped Call Confirmation.	8-K	001-36861	10.1	9/8/2025
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 27, 2025 and September 28, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 27, 2025 and September 28, 2024; (iii) Condensed Consolidated Balance Sheets as of September 27, 2025 and June 28, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 27, 2025 and September 28, 2024; (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 27, 2025 and September 28, 2024, and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	November 4, 2025	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer