Form 10-Q
period 2025-12-27
Lumentum Holdings Inc.
filed 2026-02-04
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 27, 2026, the Registrant had 71.4 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net revenue	$665.5	$402.2	$1,199.3	$739.1
Cost of sales	405.8	281.2	738.6	517.7
Amortization of acquired developed intangibles	19.6	21.4	39.1	43.9
Gross profit	240.1	99.6	421.6	177.5
Operating expenses:
Research and development	80.1	74.2	161.5	148.5
Selling, general and administrative	96.1	76.3	181.2	152.6
Restructuring and related charges (reversals)	(0.4)	0.7	7.9	10.4
Total operating expenses	175.8	151.2	350.6	311.5
Income (loss) from operations	64.3	(51.6)	71.0	(134.0)
Other income (expense), net:
Escrow settlement	27.5	—	27.5	—
Interest expense	(6.3)	(5.6)	(12.0)	(11.1)
Other income, net	11.0	14.9	15.2	23.6
Total other income, net	32.2	9.3	30.7	12.5
Income (loss) before income taxes	96.5	(42.3)	101.7	(121.5)
Income tax provision	18.3	18.6	19.3	21.8
Net income (loss)	$78.2	$(60.9)	$82.4	$(143.3)

Net income (loss) per share:
Basic	$1.10	$(0.88)	$1.17	$(2.09)
Diluted	$0.89	$(0.88)	$0.99	$(2.09)

Shares used to compute net income (loss) per share:
Basic	71.1	68.9	70.7	68.6
Diluted	87.8	68.9	83.1	68.6

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net income (loss)	$78.2	$(60.9)	$82.4	$(143.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(0.3)	(0.3)	(0.3)
Net change in unrealized gain on available-for-sale securities	0.3	(1.1)	0.7	1.2
Other comprehensive income (loss), net of tax	0.3	(1.4)	0.4	0.9
Comprehensive income (loss), net of tax	$78.5	$(62.3)	$82.8	$(142.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 27, 2025	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$657.7	$520.7
Short-term investments	497.6	356.4
Accounts receivable, net	376.8	250.0
Inventories	570.4	470.1
Prepayments and other current assets	180.7	120.1
Total current assets	2,283.2	1,717.3
Property, plant and equipment, net	813.5	726.4
Operating lease right-of-use assets, net	29.6	27.9
Goodwill	1,060.9	1,060.9
Other intangible assets, net	396.7	465.1
Deferred tax asset	206.1	210.3
Other non-current assets	15.3	10.8
Total assets	$4,805.3	$4,218.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347.4	$225.2
Accrued payroll and related expenses	85.3	57.9
Accrued expenses	39.2	34.6
Current portion of long-term debt	3,240.2	10.6
Operating lease liabilities, current	12.7	11.4
Other current liabilities	42.8	53.1
Total current liabilities	3,767.6	392.8
Long-term debt	47.1	2,562.6
Operating lease liabilities, non-current	22.7	23.6
Deferred tax liability	5.6	7.2
Other non-current liabilities	115.7	97.8
Total liabilities	3,958.7	3,084.0
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 990 authorized shares, 71.4 and 69.8 shares issued and outstanding as of December 27, 2025 and June 28, 2025, respectively	0.1	0.1
Additional paid-in capital	1,615.9	1,986.8
Accumulated deficit	(778.8)	(861.2)
Accumulated other comprehensive income	9.4	9.0
Total stockholders’ equity	846.6	1,134.7
Total liabilities and stockholders’ equity	$4,805.3	$4,218.7

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 27, 2025	December 28, 2024
OPERATING ACTIVITIES:
Net income (loss)	$82.4	$(143.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	58.4	52.9
Stock-based compensation	87.8	74.4
Bad debt recovery	(0.1)	—
Change in valuation allowance on deferred tax assets	1.4	—
Amortization and write-off of acquired intangibles	68.4	82.6
Write-down and loss on sales and dispositions of property, plant and equipment	12.0	0.8
Amortization of debt discount and debt issuance costs	1.9	1.5
Inducement expense on partial repurchase of 2026 Notes	5.9	—
Write-off of right-of-use assets	—	5.5
Other non-cash items	(6.2)	(8.6)
Changes in operating assets and liabilities:
Accounts receivable	(126.7)	(32.2)
Inventories	(102.5)	(5.0)
Operating lease right-of-use assets, net	(1.7)	2.4
Prepayments and other current and non-currents assets	(27.4)	(15.0)
Income taxes, net	1.5	28.5
Accounts payable	79.9	38.7
Accrued payroll and related expenses	27.4	4.0
Operating lease liabilities	0.4	(3.4)
Accrued expenses and other current and non-current liabilities	21.8	(19.9)
Net cash provided by operating activities	184.6	63.9
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(159.8)	(114.3)
Purchases of short-term investments	(257.5)	(190.4)
Proceeds from maturities and sales of short-term investments	118.0	226.7
Proceeds from the sales of property, plant and equipment	0.1	0.2
Net cash used in investing activities	(299.2)	(77.8)
FINANCING ACTIVITIES:
Proceeds from the issuance of 2032 Notes, net of issuance costs	1,254.7	—
Proceeds from term loans	47.9	76.5
Proceeds from employee stock plans	8.7	8.1
Payment for partial repurchase of 2026 Notes	(843.1)	—
Payment for 2032 capped call options	(102.0)	—
Payment of withholding taxes related to net share settlement of restricted stock units	(107.4)	(23.8)
Principal payments on term loans	(5.1)	(2.9)
Payment for financing costs related to revolving credit facility	(2.0)	—
Payment for conversions of convertible notes	(0.1)	—
Payment of acquisition related holdback	—	(1.0)
Net cash provided by financing activities	251.6	56.9
Increase in cash and cash equivalents	137.0	43.0
Cash and cash equivalents at beginning of period	520.7	436.7
Cash and cash equivalents at end of period	$657.7	$479.7
Supplemental disclosure of cash flow information:

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Cash paid (refund) for taxes, net	$17.9	$(6.9)
Cash paid for interest	10.3	9.5
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	6.8	3.7
Net transfer of assets from property plant and equipment to assets held-for-sale	44.9	13.9
Unpaid financing costs related to revolving credit facility	0.5	—
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 28, 2025	69.8	$0.1	$1,986.8	$(861.2)	$9.0	$1,134.7
Net income	—	—	—	4.2	—	4.2
Other comprehensive income	—	—	—	—	0.1	0.1
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.4)	—	(47.4)	—	—	(47.4)
Exercise of stock options	0.2	—	1.5	—	—	1.5
Stock-based compensation	—	—	46.4	—	—	46.4
Fair value of incremental consideration on partial repurchase of 2026 Notes	—	—	(256.9)	—	—	(256.9)
Capped call options related to 2032 Notes, net of tax	—	—	(101.8)	—	—	(101.8)
Balance as of September 27, 2025	70.9	$0.1	$1,628.6	$(857.0)	$9.1	$780.8
Net income	—	—	—	78.2	—	78.2
Other comprehensive income	—	—	—	—	0.3	0.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.5	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(60.0)	—	—	(60.0)
Exercise of stock options	0.1	—	0.7	—	—	0.7
ESPP shares issued	0.1	—	6.5	—	—	6.5
Stock-based compensation	—	—	39.2	—	—	39.2
Tax impact on Capped call options related to 2032 Notes	—	—	0.9	—	—	0.9
Balance as of December 27, 2025	71.4	$0.1	$1,615.9	$(778.8)	$9.4	$846.6

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 29, 2024	67.9	$0.1	$1,835.0	$(887.1)	$9.3	$957.3
Net loss	—	—	—	(82.4)	—	(82.4)
Other comprehensive income	—	—	—	—	2.3	2.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.3)	—	(16.0)	—	—	(16.0)
Exercise of stock options	0.1	—	0.9	—	—	0.9
Stock-based compensation	—	—	33.8	—	—	33.8
Balance as of September 28, 2024	68.6	$0.1	$1,853.7	$(969.5)	$11.6	$895.9
Net loss	—	—	—	(60.9)	—	(60.9)
Other comprehensive loss	—	—	—	—	(1.4)	(1.4)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(7.8)	—	—	(7.8)
Exercise of stock options	0.1	—	1.1	—	—	1.1
ESPP shares issued	0.2	—	6.1	—	—	6.1
Stock-based compensation	—	—	39.3	—	—	39.3
Balance as of December 28, 2024	69.1	$0.1	$1,892.4	(1,030.4)	$10.2	$872.3

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
Prior to fiscal year 2026, we operated in two reportable segments consisting of Cloud & Networking and Industrial Tech. During the first quarter of fiscal year 2026, we implemented a re-organization, and we are now managed as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance. Accordingly, following the reorganization, we determined we operate in a single reporting segment. Comparative prior period segment information has been updated to reflect the new segment structure and measures. The changes in our operating segments had no impact on our previously reported consolidated results of operations, financial position or cash flows. Refer to “Note 15. Operating Segments and Geographic Information” for more details.

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
The Company is actively monitoring and assessing the ongoing global trade environment, particularly with respect to recent changes in trade restrictions and tariff regulations. We have assessed the potential impacts of heightened restrictions and tariffs on our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, inventory valuation, and revenue recognition. While we have determined there was not a material impact to our condensed consolidated financial statements as of December 27, 2025 and for the three and six months ended December 27, 2025, import tariffs implemented by the U.S. and other countries, as currently in effect and/or proposed, could have a material impact on our results for the remainder of fiscal year 2026 and in the future. The impact of tariffs is dependent upon negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.
During the three months ended December 27, 2025, the last reported sale price of the Company’s common stock was at least 130% of the applicable conversion price of each series of our convertible notes, which includes 2032 Notes, 2029 Notes, 2028 Notes, and 2026 Notes (collectively referred to as the “Notes”) for at least 20 trading days during the 30 consecutive trading-day period ended on December 27, 2025. Therefore, the Notes are convertible at the option of the holders, and we are required to satisfy the conversion obligation with respect to any such converted series of Notes by paying cash equal to the principal amount of such converted series of Notes, and paying or delivering, as the case maybe, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. Accordingly, pursuant to ASC 470-20 under U.S. GAAP, although the applicable contractual maturity dates of these Notes extend beyond 12 months from the balance sheet date, we are required to classify our 2028 Notes, 2029 Notes and 2032 Notes, that have an aggregate carrying value of $2,714.2 million, as current portion of long-term debt as of December 27, 2025. Only the 2026 Notes with carrying value of $468.3 million mature within the next 12 months.
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	December 27, 2025		June 28, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,255.3	$2,840.8	$—	$—
2029 Notes	600.6	3,400.1	600.2	925.5
2028 Notes	858.3	2,584.6	857.7	890.2
2026 Notes	468.3	1,844.6	1,048.3	1,233.3
	$3,182.5	$10,670.1	$2,506.2	$3,049.0
The 2028 Notes, 2029 Notes and 2032 Notes are held by more than 60 unique holders and no holders had individual aggregate principal values greater than $505.0 million at December 27, 2025. To the extent Note holders elect to convert all or a significant portion of the Notes within a short period of time, our liquidity would be adversely impacted, and the Note holders’ ability to exercise their conversion right raises a substantial doubt that we could continue as a going concern. If we receive a significant number of requests for early conversion of Notes, we would utilize existing cash, cash equivalents and short-term investments, together with available borrowings under our existing revolving credit facility, cash flows from operations, and proceeds from one or more potential new financings to settle the principal amount of such converted Notes in cash, with any excess conversion value thereof to be settled in cash, shares of common stock, or a combination of cash and shares of common stock, at our election.
However, the fair value of the Notes, which would be the estimated value the holders would receive if they sell their Notes in the bond market, is generally higher than the value the holders would receive upon early conversion. The fair value is generally higher than the conversion value due to the embedded call option in the Notes which has time left until the Notes mature. Conversion also requires a holder to be subject to a holding period in which they are subject to further volatility. Therefore, historically, the holders’ requests for early conversion of our Notes have not been significant prior to the three-month period immediately preceding maturity.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal year 2026 is a 52-week year ending on June 27, 2026, with the quarter ended December 27, 2025 being a 13-week quarterly period. Our fiscal year 2025 was a 52-week year that ended on June 28, 2025, with the quarter ended December 28, 2024 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements are prepared in accordance with GAAP and includes the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025. There were no significant changes to our accounting policies during the six months ended December 27, 2025, except as noted below:
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
In the fourth quarter of fiscal year 2025, we released $153.1 million of valuation allowances on our UK deferred tax assets after we considered all available positive and negative evidence related to our UK subsidiary. We analyzed the UK subsidiary’s historical operating results, projected future taxable income, tax planning strategies, and reversals of deferred tax liabilities, and determined that the weight of available objectively verifiable positive evidence supported the realizability of the UK deferred tax assets. In weighing the available evidence, more weight was placed upon our forecasts of future taxable income than on the history of pre-tax losses as such losses were generated under our prior UK business operating model which will no longer be in effect beginning with fiscal year 2026, and the guarantee of a positive operating margin as we effectuated an internal restructuring at the end of fiscal year 2025. Further, the most significant deferred tax asset in the UK is the net operating loss carryforward. Under UK tax law, net operating losses may be carried forward indefinitely, and we have considered the indefinite carryforward period to be positive evidence.

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
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt as an induced conversion. ASU No. 2024-04 is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for convertible debt instruments with cash conversion features and debt instruments that are not currently convertible, when the face value of the debt is settled in cash. We have early adopted ASU No. 2024-04 in the first quarter of fiscal year 2026 and applied the accounting in the partial repurchase of our 2026 Notes in September 2025. Refer to “Note 9. Debt” for detailed discussion of this transaction.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We have adopted ASU No. 2023-09 beginning in fiscal year 2026; however, it has no material impact on our condensed consolidated financial statements and disclosures for the three and six months ended December 27, 2025.
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
Accounting Pronouncements Not Yet Effective
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, the purpose of which is to update the codification for a broad range of topics arising from technical corrections, unintended applications of the codification, clarifications, and other minor improvements. ASU No. 2025-12 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-12 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270), which is intended to improve the navigability of the interim reporting guidance in ASC 270 and clarify when it applies. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We plan to adopt ASU No. 2025-11 in the first quarter of fiscal year 2029. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832), which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. ASU No. 2025-10 is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815), which amends certain aspects of the hedge accounting guidance in ASC 815, including the risk assessment for cash flow hedges, hedging forecasted interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, and dual hedges of foreign currency denominated debt instruments. ASU No. 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-09 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326), which amends the guidance in ASC 326 on the accounting for certain purchased loans. ASU No. 2025-08 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-08 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. ASU No. 2025-07 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-07 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
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
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Numerator:
Net income (loss) - basic and diluted	$78.2	$(60.9)	$82.4	$(143.3)

Denominator:
Weighted average common shares outstanding - basic	71.1	68.9	70.7	68.6
Effect of dilutive securities from ESPP	0.1	—	0.1	—
Effect of dilutive securities from stock options	0.3	—	0.4	—
Effect of dilutive securities from RSUs and PSUs	2.5	—	2.1	—
Shares issuable assuming conversion of the convertible notes	13.8	—	9.8	—
Weighted average common shares outstanding - diluted	87.8	68.9	83.1	68.6

Net income (loss) per share:
Basic	$1.10	$(0.88)	$1.17	$(2.09)
Diluted	$0.89	$(0.88)	$0.99	$(2.09)
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of equity awards, and assumed issuance of stock under the ESPP, all using the treasury stock method.
Potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method. Under each series of Notes, we are required to satisfy our conversion obligation with respect to converted Notes by paying cash equal to the principal amount of such converted Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. Refer to “Note 9. Debt” for more details.
Our outstanding capped call options are anti-dilutive under GAAP as they are specifically designed to mitigate the dilutive impact of the 2032 Notes, such that no dilution will occur until the capped call price is exceeded. Refer to “Note 9. Debt” for more details. There were no other material anti-dilutive shares excluded from the calculation of diluted net income per share during the three and six months ended December 27, 2025.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Business Combinations
Cloud Light Acquisition
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). In accordance with a definitive merger agreement, dated as of October 29, 2023, between the Company and Cloud Light, cash consideration included $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations and customary adjustment for working capital. In November 2025, the Company and the former shareholders of Cloud Light mutually agreed to settle outstanding indemnification claims for $27.5 million and signed a settlement agreement releasing the balance of the escrow fund to the former Cloud Light shareholders and releasing them of their indemnification obligations. Since the measurement period expired, we recorded the settlement amount of $27.5 million as other income, net in our condensed consolidated statements of operations during the three and six months ended December 27, 2025.
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 27, 2025:
Cash	$460.1	$—	$—	$460.1
Cash equivalents:
Certificates of deposit	31.3	—	—	31.3
Money market funds	74.6	—	—	74.6
U.S. Treasury securities	91.7	—	—	91.7
Total cash and cash equivalents	$657.7	$—	$—	$657.7
Short-term investments:
Commercial paper	24.6	—	—	24.6
Corporate debt securities	275.3	0.8	(0.1)	276.0
U.S. Agency securities	137.0	0.2	—	137.2
U.S. Treasury securities	59.6	0.2	—	59.8
Total short-term investments	$496.5	$1.2	$(0.1)	$497.6

June 28, 2025:
Cash	$349.5	$—	$—	$349.5
Cash equivalents:
Commercial paper	2.5	—	—	2.5
Money market funds	161.7	—	—	161.7
U.S. Treasury securities	7.0	—	—	7.0
Total cash and cash equivalents	$520.7	$—	$—	$520.7
Short-term investments:
Commercial paper	$2.7	$—	$—	$2.7
Corporate debt securities	210.9	0.3	(0.1)	211.1
U.S. Agency securities	67.6	0.1	—	67.7
U.S. Treasury securities	74.8	0.1	—	74.9
Total short-term investments	$356.0	$0.5	$(0.1)	$356.4

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to, the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period sufficient to allow for any anticipated recovery in value. For the debt instruments we own, we also evaluate whether we have the intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its cost basis. We have not recorded our unrealized losses on our short-term investments into our results of operations because we do not intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis.
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and six months ended December 27, 2025, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and six months ended December 27, 2025, our other income, net was $11.0 million and $15.2 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $11.6 million and $20.2 million, respectively.
During the three and six months ended December 28, 2024, our other income, net was $14.9 million and $23.6 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $9.0 million and $18.4 million, respectively.
As of December 27, 2025 and June 28, 2025, we recorded interest receivables of $6.3 million and $5.2 million, respectively, included in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for More Than 12 Months		Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 27, 2025:
U.S. Agency securities	$—	$—	$68.4	$—	$—
Commercial paper	—	—	9.9	—	—
Corporate debt securities	1.0	—	69.2	(0.1)	(0.1)
U.S. government bonds	—	—	3.5	—	—
Total	$1.0	$—	$151.0	$(0.1)	$(0.1)

June 28, 2025:
U.S. Agency securities	$—	$—	$24.5	$—	$—
Commercial paper	—	—	5.2	—	—
Corporate debt securities	—	—	73.8	(0.1)	(0.1)
U.S. government bonds	—	—	35.3	—	—
Total	$—	$—	$138.8	$(0.1)	$(0.1)

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table classifies our short-term investments by remaining maturities (in millions):

	December 27, 2025		June 28, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$171.7	$171.9	$139.9	$140.0
Due in 1 year to 5 years	324.8	325.7	216.1	216.4
Total	$496.5	$497.6	$356.0	$356.4
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
December 27, 2025: (1)
Assets:
Cash equivalents:
Certificates of deposit	$31.3	$—	$—	$31.3
Money market funds	74.6	—	—	74.6
U.S. Treasury securities	91.7	—	—	91.7
Short-term investments:
Commercial paper	—	24.6	—	24.6
Corporate debt securities	—	276.0	—	276.0
U.S. Agency securities	—	137.2	—	137.2
U.S. Treasury securities	59.8	—	—	59.8
Total assets	$257.4	$437.8	$—	$695.2
(1) Excludes $460.1 million in cash held in our bank accounts as of December 27, 2025.

	Level 1	Level 2	Level 3	Total
June 28, 2025 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$2.5	$—	$2.5
Money market funds	161.7	—	—	161.7
U.S. Treasury securities	7.0	—	—	7.0
Short-term investments:
Commercial paper	—	2.7	—	2.7
Corporate debt securities	—	211.1	—	211.1
U.S. Agency securities	—	67.7	—	67.7
U.S. Treasury securities	74.9	—	—	74.9
Total assets	$243.6	$284.0	$—	$527.6
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	December 27, 2025		June 28, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,255.3	$2,840.8	$—	$—
2029 Notes	600.6	3,400.1	600.2	925.5
2028 Notes	858.3	2,584.6	857.7	890.2
2026 Notes	468.3	1,844.6	1,048.3	1,233.3
	$3,182.5	$10,670.1	$2,506.2	$3,049.0
As of December 27, 2025, the fair value of our Japan term loans in aggregate is lower than the carrying value by approximately $1.2 million.
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal year 2025, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. During the three and six months ended December 27, 2025, we recorded an $11.7 million impairment charge to write-down certain assets held for sale to fair value less cost to sell in our condensed consolidated statements of operations. There were no other indicators of impairment during the three and six months ended December 27, 2025.
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of December 27, 2025 and June 28, 2025, the allowance for credit losses on our trade receivables was $3.4 million and $3.5 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	December 27, 2025	June 28, 2025
Raw materials and purchased parts	$263.6	$253.2
Work in process	211.4	159.1
Finished goods	95.4	57.8
Inventories	$570.4	$470.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	December 27, 2025	June 28, 2025
Land	$90.1	$108.6
Buildings and improvements	267.6	270.4
Machinery and equipment	975.4	848.8
Computer equipment and software	42.2	39.1
Furniture and fixtures	12.8	14.7
Leasehold improvements	46.6	45.9
Construction in progress	180.8	152.3
	1,615.5	1,479.8
Less: Accumulated depreciation	(802.0)	(753.4)
Property, plant and equipment, net	$813.5	$726.4
Our construction in progress primarily includes building improvements and machinery and equipment that we expect to place in service in the next 12 months.
In January 2026, the Company entered into a definitive Purchase and Sale Agreement to sell two commercial real estate properties located in San Jose, California. The properties consist of commercial buildings used by the Company for office, research and development and manufacturing support activities. The agreement provides for a cash purchase price of $43.0 million, subject to customary closing conditions, and includes a short-term rental arrangement under which the Company will continue to occupy the properties through July 1, 2026, with the ability to surrender portions thereof earlier without penalty.
The net book value of the assets was $49.1 million, and the total estimated costs to sell were $1.4 million. As of December 27, 2025, the assets met the criteria to be classified as assets held for sale. Accordingly, the assets have been reclassified to assets held for sale, which are included in prepayments and other current assets in our condensed consolidated balance sheets. Based on the agreed purchase price and estimated selling costs, the Company determined that the carrying value exceeded the fair value less costs to sell and recorded an impairment charge of $7.5 million, which is included in the selling, general and administrative expenses in our condensed consolidated statements of operations during the three and six months ended December 27, 2025.
The Company expects the transactions to close in the remainder of fiscal year 2026, subject to the satisfaction of customary closing conditions. Upon completion of the sale, the Company will derecognize the assets and record the final loss on sale, which may differ from the amounts currently estimated due to changes in closing costs or other adjustments.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In addition, in connection with the sale of our Brazilian entities, we recorded a gain on sale of approximately $1.6 million recorded in selling, general and administrative expenses in our condensed consolidated statements of operations during the six months ended December 27, 2025.
During the three and six months ended December 27, 2025, we recorded depreciation expense of $30.6 million and $58.4 million, respectively.
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	December 27, 2025	June 28, 2025
Operating lease right-of-use assets	$58.7	$54.4
Less: accumulated amortization	(29.1)	(26.5)
Operating lease right-of-use assets, net	$29.6	$27.9
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
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	December 27, 2025	June 28, 2025
Restructuring accrual and related charges (1)	$2.2	$2.5
Warranty reserve (2)	22.7	14.4
Deferred revenue and customer deposits	2.1	0.7
Income tax payable (3)	12.2	29.1
Other current liabilities	3.6	6.4
Other current liabilities	$42.8	$53.1
(1) Refer to “Note 11. Restructuring and Related Charges (Reversals).”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 12. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	December 27, 2025	June 28, 2025
Asset retirement obligations	$7.1	$7.1
Pension and related accruals (1)	11.2	9.7
Unrecognized tax benefit (2)	60.4	55.6
Other non-current liabilities (2)	37.0	25.4
Other non-current liabilities	$115.7	$97.8
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $11.2 million as of December 27, 2025 represents $11.9 million of non-current portion of benefit obligation, offset by $0.7 million of funding for the pension plan in Switzerland. Pension and related accrual of $9.7 million as of June 28, 2025 relates to $11.0 million of non-current portion of benefit obligation, offset by $1.3 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary. During the three and six months ended December 27, 2025, our contribution expense to the 401(k) Plan in the United States was $0.4 million and $1.1 million, respectively. During the three and six months ended December 28, 2024, our contribution expense to the 401(k) Plan in the United States was $0.4 million and $1.2 million, respectively. Our contribution expense to all defined contribution plans outside the United States was $2.5 million and $5.2 million during the three and six months ended December 27, 2025, respectively. Our contribution expense to all defined contribution plans outside the United States were $2.0 million and $3.8 million during the three and six months ended December 28, 2024, respectively.
(2) The Company has reclassified a $21.4 million unrecognized tax position to other non-current liabilities in the condensed consolidated balance sheets as of the year ended June 28, 2025 for an indemnification liability related to the sale of certain assets. This does not impact our results of operations for the year ended June 28, 2025.
Note 8. Goodwill and Other Intangible Assets
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal year 2025, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three and six months ended December 27, 2025.
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
During the annual impairment testing performed in the fourth quarter of fiscal year 2025, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three and six months ended December 27, 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present details of all of our intangible assets as of the periods presented (in millions, except for weighted average remaining amortization period):

December 27, 2025	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$828.4	$(599.3)	$229.1	3.8
Customer relationships	419.5	(254.4)	165.1	3.7
In-process research and development	2.5	—	2.5	n/a
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,267.4	$(870.7)	$396.7

June 28, 2025	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$822.4	$(559.0)	$263.4	4.1
Customer relationships	419.8	(226.6)	193.2	4.1
In-process research and development	8.5	—	8.5	n/a
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,267.7	$(802.6)	$465.1
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Cost of sales	$19.6	$21.4	$39.1	$43.9
Research and development	0.4	0.4	0.8	0.8
Selling, general and administrative	14.0	17.2	28.5	36.0
Total amortization of intangibles	$34.0	$39.0	$68.4	$80.7
Based on the carrying amount of our acquired intangible assets except in-process research and development as of December 27, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2026	$67.3
2027	123.6
2028	83.0
2029	52.6
2030	46.5
Thereafter	21.2
Total future amortization	$394.2

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9. Debt
Our debt consists of the following:

	December 27, 2025			June 28, 2025
	Short-term	Long-term	Total	Short-term	Long-term	Total
Convertible notes (1)	$3,182.5	$—	$3,182.5	$—	$2,506.2	$2,506.2
Term loans	57.7	47.1	104.8	10.6	56.4	67.0
Total	$3,240.2	$47.1	$3,287.3	$10.6	$2,562.6	$2,573.2
(1) Since the closing price of our stock was at least 130% of the applicable conversion price for each series of Notes for 20 of the last 30 trading days of our second quarter of fiscal year 2026, all of our Notes became convertible at the option of the holders during the third quarter of fiscal year 2026. The outstanding Notes are recorded as short-term debt, which is presented as current liabilities in our condensed consolidated balance sheets as of December 27, 2025, net of unamortized debt issuance costs. If the Notes are converted by holders, we are required to satisfy our conversion obligations with respect to each series of converted Notes by paying cash equal to the principal amount of such series of converted Notes and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. The outstanding Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.
The table below summarizes the applicable conversion price and the equivalent 130% of the conversion price of each series of Notes (per share amount):

	Conversion Price	130% of Conversion Price
2032 Notes	$187.77	$244.10
2029 Notes	69.54	90.40
2028 Notes	131.03	170.34
2026 Notes	99.29	129.08
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
The net proceeds from the sale of the 2032 Notes was approximately $1,254.7 million, after deducting $10.3 million of debt issuance costs. Concurrent with the issuance of the 2032 Notes, we used $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amount of the 0.50% Convertible Senior Notes due in 2026 and $102.0 million of the net proceeds to pay the cost of the 2032 Capped Call Options. We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment or repurchase of our indebtedness, including any of our existing convertible notes, capital expenditures, working capital and potential acquisitions.
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
Since the closing price of our stock exceeded $244.10 (or 130% of the conversion price of $187.77) for 20 of the last 30 trading days of our second quarter of fiscal year 2026, our 2032 Notes became convertible at the option of the holders during the third quarter of fiscal year 2026. Upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2032 Notes by paying cash equal to the principal amount of such converted 2032 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any. Therefore, the entire aggregate principal amount of the 2032 Notes outstanding is recorded as short-term debt, which is presented as a current liability in our consolidated balance sheets as of December 27, 2025, net of unamortized debt issuance costs.

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
Each of the 2032 Capped Call Options was executed pursuant to a separate agreement entered into by the Company and each of the 2032 Capped Call Counterparties. The 2032 Capped Call Options are not part of the terms of the 2032 Notes and will not affect any holder’s rights under the 2032 Notes. Holders of the 2032 Notes will not have any rights with respect to the 2032 Capped Call Options. The Company concluded that the 2032 Capped Call Options met the criteria for equity classification because they were indexed to the Company’s common stock and the Company has the discretion to settle the 2032 Capped Call Options by the Company receiving shares or cash subsequent to March 20, 2029. As a result, the $102.0 million amount paid was recorded as a reduction to additional paid-in capital within the Company’s condensed consolidated balance sheets as of December 27, 2025, along with the offsetting associated current tax impact of $1.1 million.
The Company made a tax election to integrate the 2032 Notes and the 2032 Capped Call Options for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $102.0 million gross cost of the purchased 2032 Capped Call Options will be deductible for income tax purposes as original issue discount interest over the term of the 2032 Notes. As a result, the Company established a deferred income tax asset of $24.5 million at inception, with a corresponding valuation allowance as it is not more-likely-than-not that our U.S. deferred tax assets are realizable in the future. As of December 27, 2025, we have recognized a current tax impact of $1.1 million at issuance, which is recorded as an increase to additional paid-in capital within the Company’s condensed consolidated balance sheets.
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
Since the closing price of our stock exceeded $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of our first and second quarters of fiscal year 2026, our 2029 Notes became convertible at the option of the holders during the second and third quarters of fiscal year 2026. Following our irrevocable settlement method election made on September 25, 2024, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2029 Notes by paying cash equal to the principal amount of such converted 2029 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. Therefore, the entire aggregate principal amount of the 2029 Notes outstanding is recorded as short-term debt, which is presented as a current liability in our consolidated balance sheets as of December 27, 2025, net of unamortized debt issuance costs, while the entire aggregate principal amount of the 2029 Notes outstanding is recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.
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
We initially bifurcated the principal amount of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal year 2023, our 2028 Notes were accounted for as a single liability, net of unamortized debt issuance costs.
Since the closing price of our stock exceeded $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of our second quarter of fiscal year 2026, our 2028 Notes became convertible at the option of the holders during the third quarter of fiscal year 2026. Following our irrevocable settlement method election made on September 25, 2024, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2028 Notes by paying cash equal to the principal amount of such converted 2028 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any. Therefore, the entire aggregate principal amount of the 2028 Notes outstanding is recorded as short-term debt, which is presented as a current liability in our consolidated balance sheets as of December 27, 2025, net of unamortized debt issuance costs, while the entire aggregate principal amount of the 2028 Notes outstanding is recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.

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
During the quarter ended December 27, 2025, we received conversion requests of $0.1 million of principal for the 2026 Notes, which we settled with a combination of $0.1 million of cash and an immaterial number of shares of our common stock in accordance with the 2026 Indenture.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was initially valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal year 2023, our 2026 Notes were accounted for as a single liability, net of unamortized debt issuance costs.
Concurrent with the issuance of the 2032 Notes, we used approximately $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amount of the 2026 Notes. We also paid $0.7 million of the related accrued interest. We have adopted and applied ASU 2024-04, Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments. We determined that this transaction met the requirements for the settlement of debt as an induced conversion. Accordingly, we recorded $256.9 million, which represents the fair value increase in the fair value of the debt, as a reduction to additional paid-in capital within the Company’s consolidated Balance Sheets as of December 27, 2025, and recognized an inducement expense of $5.9 million in our consolidated statements of operations during the three and six months ended December 27, 2025, which represents the excess of fair value of the total consideration over the fair value of securities issuable pursuant to the original conversion terms.
Since the closing price of our stock exceeded $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of our first and second quarters of fiscal year 2026, our 2026 Notes became convertible at the option of the holders during the second and third quarters of fiscal year 2026. Following our entry into the First Supplemental Indenture, dated as of September 25, 2024, to the 2026 Indenture, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2026 Notes by paying cash equal to the principal amount of such converted 2026 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any. Therefore, the remaining 2026 Notes outstanding are recorded as short-term debt, which is presented as current liabilities in our consolidated balance sheets as of December 27, 2025, net of unamortized debt issuance costs. The entire aggregate amount of the 2026 Notes outstanding is recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.
Our convertible notes consisted of the following components as of the periods presented (in millions):

December 27, 2025	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
Principal	$468.8	$861.0	$603.7	$1,265.0	$3,198.5
Unamortized debt issuance costs	(0.5)	(2.7)	(3.1)	(9.7)	(16.0)
Net carrying amount of the liability component	$468.3	$858.3	$600.6	$1,255.3	$3,182.5

June 28, 2025	2026 Notes	2028 Notes	2029 Notes	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt issuance costs	(1.7)	(3.3)	(3.5)	(8.5)
Net carrying amount of the liability component	$1,048.3	$857.7	$600.2	$2,506.2
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Contractual interest expense	$5.0	$4.6	$9.7	$9.3
Amortization of debt issuance costs	1.1	0.8	1.9	1.5
Total interest expense	$6.1	$5.4	$11.6	$10.8

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The future interest and principal payments related to our convertible notes are as follows as of December 27, 2025 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
2026	$1.2	$2.2	$4.5	$2.4	$10.3
2027	469.8	4.3	9.1	4.7	487.9
2028	—	865.3	9.1	4.7	879.1
2029	—	—	9.1	4.7	13.8
2030	—	—	608.1	4.7	612.8
Thereafter	—	—	—	1,274.7	1,274.7
Total payments	$471.0	$871.8	$639.9	$1,295.9	$3,278.6

The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.
Term Loans
SMBC Term Loan
On August 9, 2024, the Company entered into a term loan agreement (the “SMBC 2029 Term Loan”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The SMBC Term Loan provides an aggregate principal amount of 6.4 billion Japanese yen (“JPY”). The loan requires monthly principal payments of approximately 53.3 million JPY, from August 31, 2024 to June 30, 2029 and interest based on a fixed annual interest rate of 0.88%, with the remaining principal of approximately 3.3 billion JPY due on the loan maturity date of July 31, 2029. Under the loan agreement, the Company cannot prepay the outstanding loan without SMBC’s approval. In the event the Company prepays the outstanding loan with SMBC’s approval, the Company shall pay SMBC a settlement amount calculated pursuant to the terms of the loan agreement. The SMBC Term Loan is secured by the real estate owned in Sagamihara, Japan.
On December 18, 2025, the Company entered into another term loan agreement (the “SMBC 2026 Term Loan”) with SMBC. The SMBC 2026 Term Loan provides an aggregate principal amount of 7.5 billion JPY. The loan requires monthly principal payments of 125.0 million JPY and interest based on a fixed annual interest rate of 1.44%, with the remaining principal of approximately 6.1 billion JPY due on the loan maturity date of December 19, 2026, subject to repayment pitch of 60 months. Under the loan agreement, the Company cannot prepay the outstanding loan without SMBC’s approval. In the event the Company prepays the outstanding loan with SMBC’s approval, the Company shall pay SMBC a settlement amount calculated pursuant to the terms of the loan agreement. The SMBC Term Loan is secured by the real estate owned in Sagamihara, Japan.
The SMBC 2029 Term Loan and the SMBC 2026 Term Loan are collectively referred to as SMBC Term Loans. The SMBC Term Loans require the Company to maintain a debt service coverage ratio of at least 1.2 for its Japan entity for fiscal year 2026. The SMBC 2026 Term Loan requires the Company to maintain a U.S. dollar deposit account with a balance, translated into JPY, equal to or greater than the outstanding principal amount of the SMBC 2026 Term Loan.
As of December 27, 2025, the Company had $83.3 million in principal amount outstanding in SMBC Term Loans, of which the short-term portion of $52.0 million is recorded as current liabilities while the long-term portion of $31.3 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Mizuho Term Loan
On September 20, 2024, the Company entered into a term loan agreement (the “Mizuho Term Loan”) with Mizuho Bank, Ltd. (“Mizuho”), in order to finance our planned manufacturing expansions. The Mizuho Term Loan provides for borrowings of 4.5 billion JPY with a 5-year term from the funding date September 20, 2024. The loan requires quarterly principal payments of approximately 225.0 million JPY commencing on December 20, 2024 with the final payment on September 20, 2029. The Mizuho Term Loan bears interest at a fixed annual rate of 0.90%. The Mizuho Term Loan is secured by the real estate assets owned by NeoPhotonics Semiconductor GK. The Mizuho Term Loan agreement requires that the Company and certain domestic subsidiaries comply with covenants relating to customary matters, including obtaining approval from Mizuho prior to transferring, creating a security interest, or disposing of the collateral assets; obtaining approval from Mizuho prior to a business transfer, business acquisition, corporate reorganization or changes such as mergers, company splits, share exchanges or share transfers or capital structure changes; obtaining approval from Mizuho prior to changing the Company’s indirect ownership in Lumentum Japan, Inc; and obtaining approval from Mizuho prior to a distribution of dividends by Lumentum Japan, Inc. to its shareholders. In addition, under the Mizuho Term Loan, the Company is committed to maintain a certain balance in U.S. dollar time and savings deposit accounts.
As of December 27, 2025, the Company had $21.5 million in principal amount outstanding, of which the short-term portion of $5.7 million is recorded as current liabilities while the long-term portion of $15.8 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
The SMBC Term Loan and the Mizuho Term Loan are collectively referred to as Japan Term Loans.
Revolving Credit Facility
On December 19, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, National Association, as administrative and collateral agent. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. The Credit Agreement provides that the Company has the right at any time and from time to time to incur one or more incremental revolving commitments and/or incremental term loans up to an unlimited amount, subject to certain customary conditions precedent and other requirements. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes.
Revolving loans under the Credit Agreement may be borrowed, repaid and reborrowed, without premium or penalty (subject to customary breakage costs), until their maturity date under the Credit Agreement, at which time all amounts borrowed must be repaid. Revolving loans under the Credit Agreement will mature on December 19, 2030, subject to earlier maturity on the date that is 91 days prior to the final scheduled maturity date of the Company’s existing outstanding convertible notes, if on such date, the Company is unable to satisfy certain liquidity and/or total net leverage requirements.
At the Company’s option, borrowings bear interest at either a base rate plus an applicable margin ranging from 0.50% to 1.50%, or a term Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.50% to 2.50%, in each case with such margin based upon the Company’s secured net leverage ratio, as determined in accordance with the terms of the Credit Agreement. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a term SOFR rate. The Company is required to pay to the Administrative Agent for the account of each Lender a commitment fee on a quarterly basis in an amount equal to 0.15% to 0.35% (depending on the Company’s secured net leverage ratio) of unused availability under the revolving facility. The Company is also obligated to pay other fees customary for revolving credit facilities of this size and type.
The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. The negative covenants include, among others, restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates and prepayments of subordinated debt, all subject to certain exceptions. In addition, the Credit Agreement contains financial covenants, tested at the end of each fiscal quarter, requiring the Company to maintain a secured net leverage ratio of less than or equal to 3.25:1.00, subject to a 0.50:1.00 step-up for four fiscal quarters in connection with a material acquisition, and an interest coverage ratio of no less than 3.00:1.00.
The obligations under the Credit Agreement are required to be guaranteed by certain of the Company’s material domestic subsidiaries and are secured by substantially all assets of the Company and such subsidiary guarantors, subject to customary exceptions.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of December 27, 2025, there were no borrowings outstanding under the revolving credit facility.
The Company incurred financing costs of about $2.5 million in connection with the revolving credit facility, which was presented as other non-current assets in the Company’s condensed consolidated balance sheets as of December 27, 2025 and are amortized to interest expense over the term of the facility.
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss), net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 28, 2025	$9.9	$(1.6)	$0.7	$9.0
Other comprehensive gain (loss), net	(0.3)	—	0.4	0.1
Ending balance as of September 27, 2025	$9.6	$(1.6)	$1.1	$9.1
Other comprehensive gain, net	—	—	0.3	0.3
Ending balance as of December 27, 2025	$9.6	$(1.6)	$1.4	$9.4

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 29, 2024	$9.8	$0.7	$(1.2)	$9.3
Other comprehensive gain, net	—	—	2.3	2.3
Ending balance as of September 28, 2024	$9.8	$0.7	$1.1	$11.6
Other comprehensive loss, net	(0.3)	—	(1.1)	(1.4)
Ending balance as of December 28, 2024	$9.5	$0.7	$—	$10.2
(1) In fiscal year 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 2018 remain as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated.
(2) We re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary.
(3) For the three and six months ended December 27, 2025, our unrealized gain on available-for-sale securities is presented net of tax of nil for both periods.
For the three and six months ended December 28, 2024, our unrealized gain (loss) on available-for-sale securities is presented net of tax of nil for both periods.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11. Restructuring and Related Charges (Reversals)
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Balance as of beginning of period	$5.9	$6.3	$2.5	$11.1
Charges (reversals)	(0.4)	0.7	7.9	10.4
Payments and other adjustments	(3.3)	(5.5)	(8.2)	(20.0)
Balance as of end of period	$2.2	$1.5	$2.2	$1.5
During the three months ended December 27, 2025, we recorded a net reversal to our restructuring and related charges of $0.4 million attributable to lower than previously recorded employee severance and wind-down charges. During the six months ended December 27, 2025, we recorded $7.9 million of restructuring and related charges related to a reduction in force during the period in order to enhance operational efficiency and realign our investments toward the most critical initiatives.
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

We recorded a tax provision of $18.3 million and $19.3 million for the three and six months ended December 27, 2025. Our tax provision for the three months ended December 27, 2025 includes a discrete tax expense of 1.1 million primarily related to the tax expense associated with income from a claim settlement, partially offset by the tax benefit from the revaluation of deferred tax balances, a windfall in connection with stock-based compensation vested during the quarter, and currency re-measurement of certain tax-related accounts. Our tax provision for the six months ended December 27, 2025 includes a discrete tax expense of $0.5 million, primarily related to the tax expense associated with income from a claim settlement, currency re-measurement of certain tax-related accounts, and interest accrual on uncertain tax positions, partially offset by the tax benefit from a windfall in connection with stock-based compensation vested during the periods, revaluation of deferred tax balances, and foreign return to provision differences.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our estimated effective tax rate for the six months ended December 27, 2025 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign income inclusions in the U.S., current year valuation allowance change, and changes in unrecognized tax benefits, partially offset by the income tax benefit from foreign rate differential and various income tax credits.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of December 27, 2025, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.
As of December 27, 2025, we had $63.2 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax examinations that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.3 million over the next 12 months.
Note 13. Equity
Description of Lumentum Stock-Based Compensation Plans
Equity Incentive Plans
We adopted the 2015 Equity Incentive Plan (the “2015 Plan”) in connection with our separation from JDS Uniphase Corporation (“JDSU” and now, Viavi Solutions Inc.) in July 2015. Initially, 8.5 million shares of our common stock were authorized for issuance under the 2015 Plan. We amended and restated the 2015 Plan to (among other changes) increase the number of shares authorize for issuance, including increases approved by our stockholders of 3.0 million shares in 2016, 3.0 million shares in 2021 and 0.9 million shares in 2022, and most recently, on November 17, 2023, our stockholders approved amendments to the 2015 Plan to increase the number of shares of common stock reserved for issuance by an additional 3.0 million shares. On November 20, 2024, our stockholders approved an amendment to the 2015 Plan to extend the expiration date of the 2015 Plan by one year until June 23, 2026. The 2015 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options (“stock options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units (“PSUs”) and performance shares to our employees, directors and consultants and any parent or subsidiary corporations’ employees and consultants.
On November 28, 2023, we adopted and assumed the Amended and Restated Share Option Scheme of Cloud Light Optoelectronics Limited (the “Cloud Light Scheme” and together with the 2015 Plan, the “Prior Plans”) in connection with the Cloud Light acquisition and we have reserved a total of 1.5 million shares of common stock for issuance thereunder. The Cloud Light Scheme provides for the grant of stock options, RSAs, RSUs, SARs, and performance shares to eligible employees and other service providers.
In February 2025, our board of directors approved the 2025 Inducement Equity Incentive Plan (the “Inducement Plan”) in accordance with Listing Rule 5635(c)(4) of the corporate governance rules of the Nasdaq Stock Market, which became effective in February 2025. The Inducement Plan has substantially the same terms and conditions as the 2015 Plan, however, the Inducement Plan may only be used for grants to new employees and not for existing employees, executives, directors or consultants. The Inducement Plan provides for the grant of stock options, RSAs, RSUs, SARs, PSUs and performance shares to eligible employees and other service providers.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On November 19, 2025, our stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), under which the number of shares of common stock reserved for issuance was 3.2 million shares plus up to 3.9 million shares subject to awards granted under Prior Plans that, after the effective date of the 2025 Plan: (x) are forfeited, canceled or expire (whether voluntarily or involuntarily) or settled in cash, or (y) issued under the Prior Plans pursuant to an award that is forfeited, or repurchased by us as unvested, for an amount not greater than the original purchase price. The 2025 Plan became effective upon receiving stockholder approval. Upon the effective date of the 2025 Plan, the 2015 Plan and the Cloud Light Scheme terminated and no further grants will be made thereunder, but such plans continue to govern the terms of outstanding awards previously granted under such plans. The 2025 Plan has substantially the same terms and conditions as the 2015 Plan. The 2015 Plan, the Inducement Plan, the Cloud Light Scheme and the 2025 Plan are collectively referred to as the “Equity Incentive Plans.”
As of December 27, 2025, we had 3.6 million shares subject to stock options, RSUs, RSAs, and PSUs issued and outstanding under the Equity Incentive Plans. RSUs and PSUs are performance-based, market-based and time-based or any combination thereof and are expected to vest within four years. As of December 27, 2025, 3.4 million shares of common stock under the Equity Incentive Plans were available for grant.
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
Restricted Stock Units
RSUs under the Equity Incentive Plans are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. The fair value of these grants is based on the closing market price of our common stock on the date of grant. Generally, our RSUs are subject to forfeiture and are expected to vest within four years. For annual grants to existing employees, RSUs generally vest ratably on an annual basis, or combination of annual and quarterly basis, over three years.
During the six months ended December 27, 2025, our board of directors approved grants of 1.0 million RSUs, which primarily vest over three years. The fair value of these grants is based on the closing market price of our common stock on the grant date.
Performance Stock Units
PSUs under the Equity Incentive Plans are grants of shares of our common stock that vest upon the achievement of certain performance and service conditions. For PSUs with performance-based conditions, the fair value of these grants is based on the closing market price of our common stock on the date of grant, and we begin recognizing compensation expense when we conclude that it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period and adjust our compensation cost based on this probability assessment. For PSUs with market-based conditions, the fair value of these grants is estimated using a Monte-Carlo simulation model, and the compensation expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied, provided the requisite service is rendered. Our PSUs are subject to risk of forfeiture until performance and service conditions are satisfied and generally vest within three years.
During the six months ended December 27, 2025, our board of directors granted 0.1 million PSUs with an aggregate grant date fair value of $13.7 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of earnings per share targets, as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. In addition, the board of directors also approved a grant of 0.1 million PSUs with an aggregate grant date fair value of $33.0 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of the Company’s total shareholder return (or “TSR”) relative to specified peer group, as well as service conditions, over three years. The number of shares that ultimately vest may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. The Company estimated the grant date fair value of these PSU awards using a Monte-Carlo simulation model, which was calculated at $282.85 per share.

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
Employee Stock Purchase Plan
Our ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate upon the date on which all shares available for issuance have been sold. We estimate the fair value of the ESPP shares on the date of grant using the Black-Scholes option-pricing model. Of the 3.0 million shares authorized under the ESPP, 0.3 million shares remained available for issuance as of December 27, 2025.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Cost of sales	$12.9	$9.2	$21.5	$18.9
Research and development	9.3	11.4	19.6	20.7
Selling, general and administrative	23.2	18.2	46.7	34.8
Total stock-based compensation	$45.4	$38.8	$87.8	$74.4
Our stock-based compensation by equity awards for the periods presented were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
RSUs	$27.0	$24.8	$52.6	$48.8
AIP PSUs	—	9.4	4.8	13.5
TSR PSUs	4.6	0.5	7.5	0.7
Other PSUs	5.5	2.3	15.4	5.3
Total PSUs	10.1	12.2	27.7	19.5
Options	1.0	1.3	2.6	2.6
ESPP	1.2	1.0	2.8	2.2
Sub-total	39.3	39.3	85.7	73.1
Change in stock-based compensation capitalized to inventory	6.1	(0.5)	2.1	1.3
Total stock-based compensation	$45.4	$38.8	$87.8	$74.4
During the three and six months ended December 27, 2025, we recorded $10.1 million and $27.7 million of stock-based compensation related to PSUs, respectively. During the three and six months ended December 28, 2024, we recorded $12.2 million and $19.5 million of stock-based compensation related to PSUs, respectively. The amount of stock-based compensation expense recognized in any one period related to PSUs with performance-based conditions can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation expense would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Income tax benefit associated with stock-based compensation	$2.3	$4.7	$10.3	$6.1
Approximately $12.4 million and $14.6 million of stock-based compensation was capitalized to inventory as of December 27, 2025 and June 28, 2025, respectively.
The table below summarizes the unrecognized stock-based compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of December 27, 2025:

	Unrecognized stock-based compensation (in millions)	Weighted-average period (in years)
RSUs	$181.0	2.0
PSUs	95.9	2.4
Stock options	3.3	0.9
ESPP	2.2	0.4
Stock Award Activity
The following table summarizes our award activities for the six months ended December 27, 2025 (in millions):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 28, 2025	0.6	$8.1	2.6	$59.9	1.6	$61.0
Granted	—	—	1.0	125.9	0.2	120.9
Vested/Exercised	(0.3)	7.9	(1.0)	61.1	(0.9)	57.1
Canceled/Forfeited	—	—	(0.1)	64.9	(0.1)	85.9
Balance as of December 27, 2025	0.3	$8.1	2.5	$86.2	0.8	$82.0
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 28, 2025	2.6
Authorized	3.2
Removed	(1.4)
Granted	(1.2)
Canceled/Forfeited	0.2
Balance as of December 27, 2025	3.4
Employee Stock Purchase Plan Activity
The ESPP expense for the three and six months ended December 27, 2025 was $1.2 million and $2.8 million, respectively. The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period.
During the three and six months ended December 28, 2024, there were $1.0 million and $2.2 million shares issued to employees through the ESPP respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $1,086.0 million as of December 27, 2025 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Balance as of beginning of period	$13.1	$13.2	$14.4	$13.2
Measurement period adjustment	—	—	—	0.8
Provision for warranty (1)	13.5	2.0	16.3	4.4
Utilization of reserve, net	(3.9)	(2.4)	(8.0)	(5.6)
Balance as of end of period	$22.7	$12.8	$22.7	$12.8
(1) During the three and six months ended December 27, 2025, we recorded $9.8 million of warranty expense associated with Cloud Light’s legacy products in our condensed consolidated statements of operations.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of December 27, 2025, the accrual for expected settlement of litigation matters was not material.
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
Note 15. Operating Segments and Geographic Information
Prior to fiscal year 2026, we operated in two reportable segments consisting of Cloud & Networking and Industrial Tech. During the first quarter of fiscal year 2026, we implemented a re-organization, and we are now managed as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance.
The CODM assesses the performance of the single segment and allocates resources based on consolidated net income (loss) included in the Company’s condensed consolidated statements of operations. The CODM uses consolidated net income (loss) to set budgets, evaluate performance, review actual results and in deciding whether to reinvest profits into our business, pursue acquisitions, or make any other capital management decisions. The significant segment expenses are reflected in the Company’s condensed consolidated statements of operations and the condensed consolidated statements of cash flows. The measure of the single segment assets is the consolidated assets included in the condensed consolidated balance sheets. Accordingly, following the reorganization, we determined we operate in a single reporting segment. Comparative prior period segment information has been updated to reflect the new segment structure and measures. The changes in our operating segments had no impact on our previously reported consolidated results of operations, financial position or cash flows.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Refer to “Note 16. Revenue Recognition” for a presentation of disaggregated revenue by type of product.

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue based on customer shipping locations (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 27, 2025		December 28, 2024		December 27, 2025		December 28, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$144.7	21.7%	$77.6	19.3%	$238.4	19.9%	$143.0	19.3%
Mexico	102.6	15.4	37.4	9.3	176.2	14.7	71.3	9.6
Other Americas	2.0	0.3	4.2	1.0	10.6	0.9	7.1	1.0
Total Americas	$249.3	37.4%	$119.2	29.6%	$425.2	35.5%	$221.4	29.9%

Asia-Pacific:
Hong Kong	$118.9	17.9%	$100.5	25.0%	$211.8	17.7%	$189.2	25.6%
Thailand	123.0	18.5	74.7	18.6	232.1	19.3	127.2	17.2
China	54.6	8.2	18.1	4.5	103.9	8.7	32.7	4.4
Japan	23.8	3.6	18.4	4.5	44.8	3.7	35.3	4.8
Other Asia-Pacific	55.8	8.4	30.5	7.6	105.2	8.7	61.9	8.4
Total Asia-Pacific	$376.1	56.6%	$242.2	60.2%	$697.8	58.1%	$446.3	60.4%

EMEA	$40.1	6.0%	$40.8	10.2%	$76.3	6.4%	$71.4	9.7%

Total net revenue	$665.5	100.0%	$402.2	100.0%	$1,199.3	100.0%	$739.1	100.0%
During the three months ended December 27, 2025, two customers individually accounted for 24% and 17% of our total revenue, respectively. During the six months ended December 27, 2025, two customers individually accounted for 23% and 19% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
During the three months ended December 28, 2024, three customers individually accounted for 16%, 14%, and 11% of our total revenue, respectively. During the six months ended December 28, 2024, three customers individually accounted for 15%, 13%, and 10% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
As of December 27, 2025, two customers individually accounted for 20% and 12% of gross accounts receivable, respectively. As of June 28, 2025, two customers individually accounted for 13% and 11% of gross accounts receivable, respectively. We had no other customers that represented 10% or greater of our gross accounts receivable.

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

	December 27, 2025	June 28, 2025
Property, plant and equipment, net
United States	$80.1	$123.0
Thailand	266.0	218.6
Japan	182.9	144.3
United Kingdom	121.9	109.4
China	111.4	76.8
Other countries	51.2	54.3
Total property, plant and equipment, net	$813.5	$726.4
We purchase a portion of our inventory from contract manufacturers that are located primarily in Thailand, Taiwan, and Malaysia. During the three and six months ended December 27, 2025, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 19% and 20% of the total net inventory purchases, respectively. During the three and six months ended December 28, 2024, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 27% and 27% of the total net inventory purchases, respectively.
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by type of products and by geography. We do not present other levels of disaggregation, such as by customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue by type of product (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 27, 2025		December 28, 2024		December 27, 2025		December 28, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Components	443.7	66.7%	263.7	65.6%	822.9	68.6%	$495.1	67.0%
Systems	221.8	33.3%	138.5	34.4%	376.4	31.4%	244.0	33.0%
Net revenue	$665.5	100.0%	$402.2	100.0%	$1,199.3	100.0%	$739.1	100.0%
Refer to “Note 15. Operating Segments and Geographic Information” for a presentation of disaggregated revenue by geography.
Contract Balances
We record accounts receivable when we have an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where we have unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits and are included in other current and non-current liabilities within our condensed consolidated balance sheets. Payment terms vary by customer. The time between invoicing and when payment is due is not significant.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	December 27, 2025	June 28, 2025	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$376.8	$250.0	$126.8	50.7%
Deferred revenue and customer deposits	Other current liabilities	$2.1	$0.7	$1.4	200.0%
Deferred revenue and customer deposits	Other non-current liabilities	$1.5	$—	$1.5	n/a

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

Overview
We are an industry-leading provider of optical and photonic products defined by revenue and market share. Our products are essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications.
We believe the global markets in which Lumentum participates have fundamentally robust, long-term trends that will increase the need for our photonics products and technologies. We believe the world is becoming more reliant on ever-increasing amounts of data flowing through optical networks and data centers. Lumentum’s products and technology enable the scaling of these optical networks and data centers to higher capacities. AI/ML has caused a dramatic surge in the growing demands on data networking in cloud data centers and accelerated the usage of optical components and modules. We expect that the accelerating shift to digital and virtual approaches to many aspects of work and life will continue into the future. Virtual meetings, video calls, and hybrid in-person and virtual environments for work and other aspects of life will continue to drive strong needs for bandwidth growth and present dynamic new challenges that our technologies address. As manufacturers demand higher levels of precision, new materials, and factory and energy efficiency, suppliers of manufacturing tools globally are turning to laser-based approaches, including the types of lasers Lumentum supplies. Laser-based 3D sensing and LiDAR for security, industrial and automotive applications are rapidly developing markets. The technology enables computer vision applications that enhance security, safety, and new functionality in the electronic devices that people rely on every day. The use of LiDAR and in-cabin 3D sensing in automobile and delivery vehicles will over time significantly add to our long-term market opportunity.
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

Operating Segment Information
Prior to fiscal year 2026, we operated in two reportable segments consisting of Cloud & Networking and Industrial Tech. During the first quarter of fiscal year 2026, we implemented a re-organization, and we are now managed as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance.
The CODM assesses the performance of the single segment and allocates resources based on consolidated net income (loss) included in the Company’s condensed consolidated statements of operations. The CODM uses consolidated net income (loss) to set budgets, evaluate performance, review actual results and in deciding whether to reinvest profits into our business, pursue acquisitions, or make any other capital management decisions. The significant segment expenses are reflected in the Company’s condensed consolidated statements of operations and the condensed consolidated statements of cash flows. The measure of the single segment assets is the consolidated assets included in the condensed consolidated balance sheets. Accordingly, following the reorganization, we determined we operate in a single reporting segment. Comparative prior period segment information has been updated to reflect the new segment structure and measures. The changes in our operating segments had no impact on our previously reported consolidated results of operations, financial position or cash flows.
Industry Conditions
Through fiscal year 2024, we experienced significant fluctuations in demand as customers delayed projected shipments or built up inventory in response to supply shortages and then brought down inventories as supply chain constraints eased. Our revenue fluctuated in response to these changes in demand and our margins were adversely impacted as we were not able to fully recover costs, such as underutilized manufacturing capacity. However, beginning in the first quarter of fiscal year 2025, network equipment manufacturers normalized inventory levels and we have seen increasing demand from AI and cloud customers as they continue to expand their data centers. In fiscal year 2026, we have continued to experience increasing demand, driven in part by the continued advances in cloud and AI infrastructure. This demand is outpacing our current supply which has led to decisions on supply allocation. We are investing in manufacturing capacity, both internally and with contract manufacturers, to meet demand.
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
Due to worldwide operations, we and our customers are also subject to risks relating to the global trade environment. The Company is actively monitoring and assessing the global trade environment, particularly with respect to recent changes and proposed changes in tariff regulations and trade restrictions. The ongoing uncertainty surrounding trading policies, including the potential for additional tariffs, restrictions related to our customers and retaliatory measures by non-U.S. governments, continues to create a volatile environment that could disrupt our operations. The imposition of tariffs on certain imported goods and materials and export controls on critical components may increase our costs and place upward pressure on the cost of goods sold, which, in turn, may reduce our gross margins if we are unable to pass these costs on to customers through price increases or have them pay for the tariffs directly.
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
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 28, 2025 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three and six months ended December 27, 2025, except as noted below:
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
In the fourth quarter of fiscal year 2025, we released $153.1 million of valuation allowances on our UK deferred tax assets after we considered all available positive and negative evidence related to our UK subsidiary. We analyzed the UK subsidiary’s historical operating results, projected future taxable income, tax planning strategies, and reversals of deferred tax liabilities, and determined that the weight of available objectively verifiable positive evidence supported the realizability of the UK deferred tax assets. In weighing the available evidence, more weight was placed upon our forecasts of future taxable income than on the history of pre-tax losses as such losses were generated under our prior UK business operating model which will no longer be in effect beginning with fiscal year 2026, and the guarantee of a positive operating margin as we effectuated an internal restructuring at the end of fiscal year 2025. Further, the most significant deferred tax asset in the UK is the net operating loss carryforward. Under UK tax law, net operating losses may be carried forward indefinitely, and we have considered the indefinite carryforward period to be positive evidence.

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
Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net revenue by type of products:
Components	66.7%	65.6%	68.6%	67.0%
Systems	33.3	34.4	31.4	33.0
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	61.0	69.9	61.5	70.0
Amortization of acquired developed intangibles	2.9	5.3	3.3	6.0
Gross profit	36.1	24.8	35.2	24.0
Operating expenses:
Research and development	12.0	18.4	13.5	20.1
Selling, general and administrative	14.4	19.0	15.1	20.6
Restructuring and related charges	—	0.2	0.7	1.4
Total operating expenses	26.4	37.6	29.3	42.1
Income (loss) from operations	9.7	(12.8)	5.9	(18.1)
Escrow settlement	4.1	—	2.3	—
Interest expense	(0.9)	(1.4)	(1.0)	(1.5)
Other income, net	1.6	3.7	1.3	3.2
Income (loss) before income taxes	14.5	(10.5)	8.5	(16.4)
Income tax provision	2.7	4.6	1.6	3.0
Net income (loss)	11.8%	(15.1)%	6.9%	(19.4)%

Financial data for the three months ended December 27, 2025
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 27, 2025	December 28, 2024	Change	Percentage Change	December 27, 2025	December 28, 2024	Change	Percentage Change
Net revenue by type of products:
Components	$443.7	$263.7	$180.0	68.3%	$822.9	$495.1	$327.8	66.2%
System	221.8	138.5	83.3	60.1%	376.4	244.0	132.4	54.3%
Net revenue	$665.5	$402.2	$263.3	65.5%	$1,199.3	$739.1	$460.2	62.3%

Gross profit	$240.1	$99.6	$140.5	141.1%	$421.6	$177.5	$244.1	137.5%
Gross margin	36.1%	24.8%			35.2%	24.0%

Research and development	$80.1	$74.2	$5.9	8.0%	$161.5	$148.5	$13.0	8.8%
Percentage of net revenue	12.0%	18.4%			13.5%	20.1%

Selling, general and administrative	$96.1	$76.3	$19.8	26.0%	$181.2	$152.6	$28.6	18.7%
Percentage of net revenue	14.4%	19.0%			15.1%	20.6%

Restructuring and related charges (reversals)	$(0.4)	$0.7	$(1.1)	(157.1)%	$7.9	$10.4	$(2.5)	(24.0)%
Percentage of net revenue	—%	0.2%			0.7%	1.4%

Net Revenue
Net revenue increased by $263.3 million, or 65.5%, during the three months ended December 27, 2025 compared to the three months ended December 28, 2024, driven by a $180.0 million increase in Components products and an $83.3 million increase in Systems products. Approximately three-quarters of the increase in Components products relates to our ramp of laser chip and laser assembly product shipments to support strong, broad-based demand across intra-data center, data center interconnect, and long-haul applications. Additionally, a slight increase in average selling prices of laser chip products contributed to the increase in Components revenue driven primarily by a shift to 200G lane speeds. The remaining approximately one-quarter of Components revenue growth was due to an increase in shipment volume of data transport products, encompassing line subsystems solutions for long-haul terrestrial networks and charge pump products used in sub-sea network installations.
Nearly all of the increase in our Systems products was driven by our cloud transceiver product lines due to an increase in shipment volume, which was partially offset by lower pricing across multiple transceiver lines. We also continued the initial phase of optical circuit switch shipments, which contributed more than $10.0 million in revenue during the three months ended December 27, 2025, and we remain on track for manufacturing expansion over the coming quarters to support future growth.
Net revenue increased by $460.2 million, or 62.3%, during the six months ended December 27, 2025 compared to the six months ended December 28, 2024, driven by a $327.8 million increase in Components products and a $132.4 million increase in Systems products. Approximately three-quarters of the increase in Components products relates to our ramp of laser chip and laser assembly product shipments to support strong, broad-based demand across intra-data center, data center interconnect, and long-haul applications. Additionally, a slight increase in average selling prices of laser chip products contributed to the increase in Components revenue driven primarily by a shift to 200G lane speeds. The remaining approximately one-quarter of Components revenue growth was due to an increase in shipment volume of data transport products, encompassing line subsystems solutions for long-haul terrestrial networks and charge pump products used in sub-sea network installations.
Nearly all of the increase in our System products was driven by our cloud transceiver product lines due to an increase in shipment volume, which was partially offset by lower pricing across multiple transceiver lines. We also continued the initial phase of optical circuit switch shipments, which contributed more than $10.0 million of revenue during the six months ended December 27, 2025, and we remain on track for manufacturing expansion over the coming quarters to support future growth.
During the three months ended December 27, 2025, two customers individually accounted for 24% and 17% of our total revenue, respectively. During the six months ended December 27, 2025, two customers individually accounted for 23% and 19% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific, and EMEA (Europe, Middle East, and Africa). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers.
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue based on customer shipping locations (in millions, except percentage data):

	Three Months Ended				Six Months Ended
	December 27, 2025		December 28, 2024		December 27, 2025		December 28, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$144.7	21.7%	$77.6	19.3%	$238.4	19.9%	$143.0	19.3%
Mexico	102.6	15.4	37.4	9.3	176.2	14.7	71.3	9.6
Other Americas	2.0	0.3	4.2	1.0	10.6	0.9	7.1	1.0
Total Americas	$249.3	37.4%	$119.2	29.6%	$425.2	35.5%	$221.4	29.9%

Asia-Pacific:
Hong Kong	$118.9	17.9%	$100.5	25.0%	$211.8	17.7%	$189.2	25.6%
Thailand	123.0	18.5	74.7	18.6	232.1	19.3	127.2	17.2
China	54.6	8.2	18.1	4.5	103.9	8.7	32.7	4.4
Japan	23.8	3.6	18.4	4.5	44.8	3.7	35.3	4.8
Other Asia-Pacific	55.8	8.4	30.5	7.6	105.2	8.7	61.9	8.4
Total Asia-Pacific	$376.1	56.6%	$242.2	60.2%	$697.8	58.1%	$446.3	60.4%

EMEA	$40.1	6.0%	$40.8	10.2%	$76.3	6.4%	$71.4	9.7%

Total net revenue	$665.5	100.0%	$402.2	100.0%	$1,199.3	100.0%	$739.1	100.0%
For the three and six months ended December 27, 2025, net revenue from customers outside the United States, based on customer shipping locations, represented 78.3% and 80.1% of net revenue, respectively.
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
Gross Margin
Gross margin for the three months ended December 27, 2025 increased to 36.1% from 24.8% for the three months ended December 28, 2024, primarily driven by the positive impact of higher revenue from our laser chip, laser assembly, and data transport products. Approximately 60% of the gross margin increase was driven by lower manufacturing costs as a percentage of revenue, primarily due to higher internal factory utilization, partially offset by an increase in warranty expense associated with Cloud Light legacy products. Additionally, 20% of the gross margin increase was driven by higher average selling prices of our higher-margin laser chip products. The remaining 20% increase in gross margin relates to the decrease in amortization of acquired intangibles as certain assets were fully amortized.

Gross margin for the six months ended December 27, 2025 increased to 35.2% from 24.0% for the six months ended December 28, 2024, primarily driven by the positive impact of higher revenue from our laser chip, laser assembly, and data transport products. Approximately 70% of the gross margin increase was driven by lower manufacturing costs as a percentage of revenue, primarily due to higher internal factory utilization, partially offset by an increase in warranty expense associated with Cloud Light legacy products. Additionally, 10% of the gross margin increase was driven by higher average selling prices of our higher-margin laser chip products. The remaining 20% increase in gross margin relates to the decrease in amortization of acquired intangibles as certain assets were fully amortized.
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
Research and Development (“R&D”)
R&D expense increased by $5.9 million, or 8.0% for the three months ended December 27, 2025 compared to the three months ended December 28, 2024, primarily due to a $6.3 million increase in our cash incentive compensation due to higher revenue and profit levels and $2.6 million increase in charges related to new R&D programs partially offset by a $2.1 million decrease in stock-based compensation.
R&D expense increased by $13.0 million, or 8.8% for the six months ended December 27, 2025 compared to the six months ended December 28, 2024, primarily due to a $11.6 million increase in our cash incentive compensation due to higher revenue and profit levels. In addition, incremental investments related to new R&D programs were almost completely offset by a decrease in stock-based compensation.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $19.8 million, or 26.0%, during the three months ended December 27, 2025 compared to the three months ended December 28, 2024, primarily due to a $7.5 million impairment charge to write-down assets held for sale to its fair value less cost to sell, a $6.1 million increase in our cash incentive compensation due to higher revenue and profit levels, a $5.0 million increase in stock-based compensation as well as a $2.9 million increase in employee benefits mainly due to payroll taxes on share-based compensation. These increases were partially offset by a $3.2 million decrease in amortization of acquired intangibles as certain assets were fully amortized.
SG&A expense increased by $28.6 million, or 18.7%, during the six months ended December 27, 2025 compared to the six months ended December 28, 2024, primarily due to a $12.0 million increase in our cash incentive compensation due to higher revenue and profit levels, as well as a $11.9 million increase in stock-based compensation, a $7.5 million impairment charge to write-down assets held for sale to its fair value less cost to sell and a $4.6 million increase in legal fees. These increases were offset by a $7.5 million decrease in amortization of acquired intangibles as certain assets were fully amortized.
From time-to-time, we incur expenses that are not part of our ordinary operations, such as mergers and acquisition-related and litigation expenses, which generally increase our SG&A expenses and potentially impact our profitability expectations in any particular period.
Restructuring and Related Charges (Reversals)
We have initiated various strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products, and align our business in response to market conditions and as a result of recent acquisitions.
During the three months ended December 27, 2025, we recorded a net reversal to our restructuring and related charges of $0.4 million attributable to lower than previously recorded employee severance and wind-down charges. During the six months ended December 27, 2025, we recorded $7.9 million of restructuring and related charges related to a reduction in force during the period in order to enhance operational efficiency and realign our investments toward the most critical initiatives.

Escrow Settlement
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). In accordance with a definitive merger agreement, dated as of October 29, 2023, between the Company and Cloud Light, cash consideration included $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations and customary adjustment for working capital. In November 2025, the Company and the former shareholders of Cloud Light mutually agreed to settle outstanding indemnification claims for $27.5 million and signed a settlement agreement releasing the balance of the escrow fund to the former Cloud Light shareholders and releasing them of their indemnification obligations. Since the measurement period expired, we recorded the settlement amount of $27.5 million as other income, net in our condensed consolidated statements of operations during the three and six months ended December 27, 2025.
Interest Expense
For the three months ended December 27, 2025 and December 28, 2024, we recorded interest expense of $6.3 million and $5.6 million, respectively. The increase in interest expense for the three months ended December 27, 2025 is mainly due to the issuance of the 2032 Notes in September 2025.
For the six months ended December 27, 2025 and December 28, 2024, we recorded interest expense of $12.0 million and $11.1 million, respectively. The increase in interest expense for the six months ended December 27, 2025 is mainly due to the issuance of the 2032 Notes in September 2025. Interest expense is primarily driven by the amortization of the debt issuance costs of our convertible notes.
Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Foreign exchange and other gains (losses), net	$(0.6)	$5.9	$0.9	$5.2
Interest and investment income, net	11.6	9.0	20.2	18.4
Inducement expense	—	—	(5.9)	—
Total other income, net	$11.0	$14.9	$15.2	$23.6
Other income, net for the three months ended December 27, 2025 decreased by $3.9 million compared to the three months ended December 28, 2024 primarily driven by a decrease in net foreign exchange gains of $6.5 million as the U.S. dollar strengthened against the Japanese Yen, which is the underlying currency for our term loans. This was offset by an increase of $2.6 million in interest and investment income mainly due to the $2.0 million interest income from the Cloud Light escrow settlement.

Other income, net for the six months ended December 27, 2025 decreased by $8.4 million from the six months ended December 28, 2024 primarily due to a $5.9 million inducement expense related to the partial repurchase of 2026 Notes and a decrease in net foreign exchange gains of $4.3 million mainly driven by the Japan term loans denominated in Japanese Yen offset by an increase of $2.0 million in interest and investment income related to the Cloud Light escrow settlement.

Provision for Income Taxes
The following table summarizes provision for income taxes for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Income tax provision	$18.3	$18.6	$19.3	$21.8
We recorded a tax provision of $18.3 million and $19.3 million for the three and six months ended December 27, 2025. Our tax provision for the three months ended December 27, 2025 includes a discrete tax expense of 1.1 million primarily related to the tax expense associated with income from a claim settlement, partially offset by the tax benefit from the revaluation of deferred tax balances, a windfall in connection with stock-based compensation vested during the quarter, and currency re-measurement of certain tax-related accounts. Our tax provision for the six months ended December 27, 2025 includes a discrete tax expense of $0.5 million, primarily related to the tax expense associated with income from a claim settlement, currency re-measurement of certain tax-related accounts, and interest accrual on uncertain tax positions, partially offset by the tax benefit from a windfall in connection with stock-based compensation vested during the periods, revaluation of deferred tax balances, and foreign return to provision differences.

Our estimated effective tax rate for the six months ended December 27, 2025 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign income inclusions in the U.S., current year valuation allowance change, and changes in unrecognized tax benefits, partially offset by the income tax benefit from foreign rate differential and various income tax credits.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of December 27, 2025, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. Due to cumulative losses over recent years and based on all available evidence, we determined that it is more likely than not that our U.S. deferred tax assets will not be realized. However, given our current and anticipated future earnings, we believe there is a reasonable possibility that within the next several quarters, sufficient positive evidence may become available to support a release of all or a significant portion of the U.S. valuation allowance. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance released are subject to change and are based on the level of profitability that we are able to achieve and can reasonably forecast, as well as other positive and negative evidence.
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

Financial Condition
Liquidity and Capital Resources
As of December 27, 2025 and June 28, 2025, our cash and cash equivalents were $657.7 million and $520.7 million, respectively. As of December 27, 2025 and June 28, 2025, our short-term investments of $497.6 million and $356.4 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy provide for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of December 27, 2025 and June 28, 2025 was $397.7 million and $398.3 million, respectively, which was primarily held by entities incorporated in the United Kingdom, Japan, Hong Kong, China, Switzerland, China, and Thailand. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
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
Beginning in fiscal year 2023, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize research and development expenditures and amortize domestic expenditures over five years and foreign expenditures over fifteen years. The One Big Beautiful Bill Act (“OBBBA”) enacted in July 2025 eliminates capitalization of domestic research and development expenditures for taxable years beginning on or after January 1, 2025, but retains the requirement to amortize foreign research and development expenditures over 15 years. In addition, the OBBBA permits all taxpayers who paid or incurred domestic research and development expenses in tax years beginning on or after January 1, 2022 and before January 1, 2025 to elect to deduct any remaining unamortized amount over a one-year period or ratably over a two-year period (at the taxpayer’s election), accelerating the benefit of such expenses. We have evaluated these changes during the three and six months ended December 27, 2025, and the impact to our tax provision during these periods is not material.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of December 27, 2025, available borrowing capacity under our Credit Agreement, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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
•potential funding of pension liabilities either voluntarily or as required by law or regulation; and
•acquisitions or strategic transactions.

Contractual Obligations
The following table summarizes our contractual obligations as of December 27, 2025, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments Due
	Total	Less Than 1 Year	More Than 1 Year
Contractual Obligations
Asset retirement obligations	$7.1	$—	$7.1
Operating lease liabilities, including imputed interest (1)	37.8	14.0	23.8
Pension plan contributions (2)	2.0	2.0	—
Purchase obligations (3)	1,086.0	1,022.8	63.2
Term loans - principal (5)	104.8	57.7	47.1
Term loans - interest (5)	1.8	1.0	0.8
Convertible notes - principal (4)	3,198.5	468.8	2,729.7
Convertible notes - interest (4)	80.1	20.5	59.6
Others	15.0	1.4	13.6
Total	$4,533.1	$1,588.2	$2,944.9
(1) The amounts of operating lease liabilities do not include any sublease income nor do they include payments for short-term leases or variable lease payments. As of December 27, 2025, we expect to receive sublease income of approximately $1.9 million over the remaining sublease periods.
(2) The amount of pension plan contributions represents planned contributions to our defined benefit plans. Although additional future contributions will be required, the amount and timing of these contributions will be affected by actuarial assumptions, the actual rate of returns on plan assets, the level of market interest rates, legislative changes, and the amounts of voluntary contributions to the plan. Any contributions for the following fiscal year and later will depend on the value of the plan assets in the future and thus are uncertain. As such, we have not included any amounts beyond one year in the table above.
(3) Purchase obligations represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Refer to “Note 14. Commitments and Contingencies” in the notes to condensed consolidated financial statements.

(4) The amounts related to convertible notes include principal and interest on our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”), principal and interest on our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”), and principal and interest on our 0.375% Convertible Senior Notes due 2032 (the “2032 Notes”). The 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, the 2029 Notes have a maturity date of December 15, 2029, and the 2032 Notes have a maturity date of March 15, 2032. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities, which may be accelerated if the holders elect to convert the notes prior to maturity. The principal amounts of all of our outstanding convertible notes must be settled in cash. The actual cash settlement may be higher if we decide to settle the conversion value in excess of the principal amounts in cash, rather than issuing shares of common stock.
(5) The amounts related to term loans include principal and interest on our Sumitomo Mitsui Banking Corporation (“SMBC”) 2029 and 2026 Term Loans with a fixed annual interest rate of 0.88% and 1.44%, respectively, and Mizuho Bank, Ltd. (“Mizuho”) term loan with a fixed annual interest rate of 0.90%. The SMBC Term Loans require monthly principal payments with the remaining principal due on the loan maturity dates of July 31, 2029 and December 19, 2026 while the Mizuho term loan requires quarterly principal payments with the final payment due on September 20, 2029.
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, which have or are reasonably likely to have a current or future effect on our liquidity or capital resources that are material to investors.
Indebtedness
During the three months ended December 27, 2025, the last reported sale price of the Company’s common stock was at least 130% of the applicable conversion price of each series of our convertible notes, which includes 2032 Notes, 2029 Notes, 2028 Notes, and 2026 Notes (collectively referred to as the “Notes”) for at least 20 trading days during the 30 consecutive trading-day period ended on December 27, 2025. Therefore, the Notes are convertible at the option of the holders, and we are required to satisfy the conversion obligation with respect to any such converted series of Notes by paying cash equal to the principal amount of such converted series of Notes, and paying or delivering, as the case maybe, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. Accordingly, pursuant to ASC 470-20 under U.S. GAAP, although the applicable contractual maturity dates of these Notes extend beyond 12 months from the balance sheet date, we are required to classify our 2028 Notes, 2029 Notes and 2032 Notes, that have an aggregate carrying value of $2,714.2 million, as current portion of long-term debt as of December 27, 2025. Only the 2026 Notes with carrying value of $468.3 million mature within the next 12 months.
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	December 27, 2025		June 28, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,255.3	$2,840.8	$—	$—
2029 Notes	600.6	3,400.1	600.2	925.5
2028 Notes	858.3	2,584.6	857.7	890.2
2026 Notes	468.3	1,844.6	1,048.3	1,233.3
	$3,182.5	$10,670.1	$2,506.2	$3,049.0
The 2028 Notes, 2029 Notes and 2032 Notes are held by more than 60 unique holders and no holders had individual aggregate principal values greater than $505.0 million at December 27, 2025. To the extent Note holders elect to convert all or a significant portion of the Notes within a short period of time, our liquidity would be adversely impacted, and the Note holders’ ability to exercise their conversion right raises a substantial doubt that we could continue as a going concern. If we receive a significant number of requests for early conversion of Notes, we would utilize existing cash, cash equivalents and short-term investments, together with available borrowings under our existing revolving credit facility, cash flows from operations, and proceeds from one or more potential new financings to settle the principal amount of such converted Notes in cash, with any excess conversion value thereof to be settled in cash, shares of common stock, or a combination of cash and shares of common stock, at our election.

However, the fair value of the Notes, which would be the estimated value the holders would receive if they sell their Notes in the bond market, is generally higher than the value the holders would receive upon early conversion. The fair value is generally higher than the conversion value due to the embedded call option in the Notes which has time left until the Notes mature. Conversion also requires a holder to be subject to a holding period in which they are subject to further volatility. Therefore, historically, the holders’ requests for early conversion of our Notes have not been significant prior to the three-month period immediately preceding maturity. For additional information, refer to Part II Item 1A “Risk Factors”.
The table below summarizes the applicable conversion price and the equivalent 130% of the conversion price of each series of Notes (per share amount):

	Conversion Price (1)	130% of Conversion Price (1)
2032 Notes	$187.77	$244.10
2029 Notes	69.54	90.40
2028 Notes	131.03	170.34
2026 Notes	99.29	129.08
(1) Since the closing price of our stock was at least 130% of the applicable conversion price for each series of Notes for 20 of the last 30 trading days of our second quarter of fiscal year 2026, all of our Notes became convertible at the option of the holders during the third quarter of fiscal year 2026. The outstanding Notes are recorded as short-term debt, which is presented as current liabilities in our condensed consolidated balance sheets as of December 27, 2025, net of unamortized debt issuance costs. If the Notes are converted by holders, we are required to satisfy our conversion obligations with respect to each series of converted Notes by paying cash equal to the principal amount of such series of converted Notes and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. The outstanding Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.
As of December 27, 2025, the Company had $83.3 million in principal amount outstanding on our SMBC Term Loans, of which the short-term portion of $52.0 million is recorded as current liabilities while the long-term portion of $31.3 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
As of December 27, 2025, the Company had $21.5 million in principal amount outstanding on our Mizuho term loan, of which the short-term portion of $5.7 million is recorded as current liabilities while the long-term portion of $15.8 million is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
On December 19, 2025, the Company entered into a Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. As of December 27, 2025, there were no borrowings outstanding under the revolving credit facility. For additional information regarding the Credit Agreement, refer to “Note 9. Debt”, in the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. For additional information, refer to Part II Item 1A “Risk Factors”.
Unrecognized Tax Benefits
As of December 27, 2025 and June 28, 2025, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $60.4 million and $55.6 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.

Cash Flows
Our balance of cash and cash equivalents increased by $137.0 million from $520.7 million as of June 28, 2025 to $657.7 million as of December 27, 2025. The increase in cash and cash equivalents during the six months ended December 27, 2025 was due to cash from operating activities of $184.6 million and cash from financing activities of $251.6 million, offset by cash used in investing activities of $299.2 million.
Operating Cash Flow
Cash from operating activities was $184.6 million during the six months ended December 27, 2025, which reflects a net income of $82.4 million and non-cash items of $229.5 million, offset by changes in operating assets and liabilities of $127.3 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $79.9 million primarily due to higher inventory purchases and capital expenditures, an increase of $27.4 million in accrued payroll and related expenses mainly driven by our accrual on employee cash bonuses and outstanding payroll taxes mainly related to stock-based compensation, and an increase of $21.8 million in accrued expenses and other current and non-current liabilities driven by contractual liabilities and increase in provision for warranty reserves, offset by an increase in accounts receivable of $126.7 million mainly driven by higher revenue, an increase of $102.5 million in inventories driven by inventory builds to support market demand and an increase of $27.4 million in prepayments and other current and non-current assets primarily driven by increase in value-added-tax receivables due to higher capital expenditures and inventory purchases and deferred financing costs related to our revolving credit facility.
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
Investing Cash Flow
Cash used in investing activities of $299.2 million during the six months ended December 27, 2025 was attributable to capital expenditures of $159.8 million and net payments from sales or maturities of short-term investments of $139.5 million, offset by $0.1 million proceeds from sale of assets.
Cash used in investing activities of $77.8 million during the six months ended December 28, 2024 was attributable to capital expenditures of $114.3 million, offset by net proceeds from sales or maturities of short-term investments of $36.3 million and proceeds from sales of property and equipment of $0.2 million.
Financing Cash Flow
Cash from financing activities of $251.6 million during the six months ended December 27, 2025 was attributable to $1,254.7 million of net proceeds from the issuance of 2032 Notes, $47.9 million of proceeds from SMBC term loans and $8.7 million of proceeds from employee stock plans, offset by payments for the partial repurchase of the 2026 Notes of approximately $843.1 million, payments for the 2032 Capped Call Options of $102.0 million, tax payments related to net share settlement of restricted stock of $107.4 million, $5.1 million of principal payments on term loans, $2.0 million payments for financing costs related to our revolving credit facility, and $0.1 million of payments for Notes conversions.
Cash used in financing activities of $56.9 million during the six months ended December 28, 2024 was attributable to $76.5 million of proceeds from SMBC and Mizuho term loans and $8.1 million of proceeds from employee stock plans, offset by tax payments related to net share settlement of restricted stock of $23.8 million, payment for an intangible asset acquisition holdback of $1.0 million and $2.9 million of principal payments on term loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange loss of $0.6 million and net foreign exchange gain of $0.9 million in the condensed consolidated statements of operations for the three and six months ended December 27, 2025, respectively.
Although we sell primarily in the U.S. Dollar, we have foreign currency exchange risks related to our expenses and working capital denominated in currencies other than the U.S. Dollar, principally the Japanese Yen, Chinese Yuan, Canadian Dollar, Thai Baht, UK Pound, Swiss Franc, and the Euro. In addition, in the first quarter of fiscal year 2025, we entered into term loan agreements denominated in Japanese Yen. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated monetary assets and liabilities, sales or expenses increase, our operating results may be affected to a greater extent by fluctuations in the exchange rates of the currencies in which we do business as compared with the U.S. dollar.
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes.
We issued the 2032 Notes in September 2025, 2029 Notes in June 2023, the 2028 Notes in March 2022 and the 2026 Notes in December 2019. As of December 27, 2025, the aggregate principal amount of the 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes is $1,265.0 million, $603.7 million, $861.0 million, $468.8 million, respectively, and bear interest at a rate of 0.375%, 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes will mature on March 15, 2032, December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $187.77 per share for the 2032 Notes, $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes.
In connection with the issuance of the 2032 Notes, we entered into the 2032 Capped Call Options with the 2032 Capped Call Counterparties. The cap price of the 2032 Capped Call Options was initially $268.24 per share, and is subject to certain adjustments under the terms of the 2032 Capped Call Options. To the extent the market price per share of our common stock, as measured under the terms of the 2032 Capped Call Options, exceeds the cap price of the 2032 Capped Call Options, there would be dilution and/or there would not be an offset of any potential cash payments in excess of the principal amount of converted 2032 Notes, in each case, to the extent that such market price exceeds the cap price of the 2032 Capped Call Options.
Interest Rate Fluctuation Risk
As of December 27, 2025, we had cash, cash equivalents, and short-term investments of $1,155.3 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of December 27, 2025, the weighted-average life of our investment portfolio was approximately six months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of December 27, 2025, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $4.9 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.0 million.

On December 19, 2025, the Company entered into a Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. At our option, borrowings bears interest at a variable rate tied to either a base rate or a term Secured Overnight Financing Rate, plus, in each case, a margin based on our secured net leverage ratio. Consequently, our interest expense could fluctuate due to the variable interest rates applicable to any borrowing under the Credit Agreement. As of December 27, 2025, there were no borrowings outstanding under the Credit Agreement.
Bank Liquidity Risk
As of December 27, 2025, we had approximately $460.1 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, as of December 27, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. As such, we regularly evaluate developments in legal matters that could affect the amount of previously accrued liabilities and record adjustments as appropriate. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Should we experience an unfavorable final outcome, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimatable. For a description of our material pending legal proceedings, refer to “Note 14. Commitments and Contingencies” in the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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
Risks Related to our Business
•unfavorable macroeconomic and market conditions, including the impact of trade restrictions or regulations, including tariffs, duties and export controls;
•our reliance on a limited number of suppliers and customers;
•order cancellations, reductions or delays in delivery schedules by our customers or distributors;
•failure of banking institutions and liquidity concerns at other financial institutions;
•our backlog may not be an accurate indicator of our level and timing of future revenue;
•our gross margins and operating margins may vary over time;
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
•our ability to increase our manufacturing capacity;
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
•our reliance on licensed third-party technology; and
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting
Risks Related to Our Indebtedness
•our ability to service our current and future debt; and
•our ability to comply with the covenants under our revolving credit facility
Risks Related to Human Capital
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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, trade wars, and the effects of heightened, scheduled, or proposed tariffs, banking instability, capital expenditure reductions, unemployment, stock market volatility, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, ongoing conflicts in the Middle East, political and territorial conflicts in the Western Hemisphere, the conflict between Cambodia and Thailand, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. Further, conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve.
Adverse changes to and uncertainty in the global economy have affected industries in which our customers operate and have resulted in decreases in the rate of demand, consumption or use of certain of our customers’ products which, in turn, have resulted in, and may in the future result in, decreased demand for our products, revenue fluctuations, increased price competition for our products, and increased the risk of excess and obsolete inventories as well as higher overhead costs as a percentage of revenue. For example, customers who had built up large inventories when supply chains were tight related to the COVID-19 pandemic brought down inventories as supply constraints eased and, in some cases, these customers delayed projected shipments, which harmed our revenue and profitability. These conditions may recur in the future, and similar losses or delays may harm our results of operations. The impact of economic challenges on the global financial markets could negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. Further, supply chain disruptions have led and may continue to lead to increased costs and have harmed and may continue to harm our ability to meet customer demand, adversely affecting our revenue and profitability. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate, our prospects for growth may be negatively impacted, and we may experience adverse impacts on our business, operating results, and financial condition.
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
Our ability to sell our products to a previously significant customer has been restricted.
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
Under the current regulatory policy and rules, our business with Huawei is now completely restricted. In addition to being unable to supply any products to Huawei, we are also currently unable to work with Huawei on future product developments, or confer any benefit to Huawei, and expect this to continue while Huawei remains subject to the export control restrictions. This cessation of all business activities with Huawei has resulted in our inability to earn revenue from Huawei and negatively impacted our financial condition and results of operations. Huawei has been required to obtain similar or substitute products from other sources, which may include our competitors that are not subject to these restrictions.

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
Due to increased demand across a range of industries, our business and customers’ businesses are experiencing and could, in the future, experience supply constraints due to both constrained manufacturing capacity, as well as component parts shortages. These supply constraints have adversely affected and could further affect availability, lead-times and cost of components, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. These challenges have resulted in extended lead-times to our customers or accelerated ordering for certain of our products that resulted in inventory backlog that was subsequently managed down, resulting in reduced ordering. Ordering patterns may be difficult to predict and we have experienced and may, in the future, experience negative impacts to our revenue and profitability as well as our ability to achieve our forecasts.
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
If we are unable to anticipate future technological shifts, market needs, requirements or opportunities, or fail to develop and introduce new products, product enhancements, manufacturing or supply chain capacity, or business strategies to meet those requirements or opportunities in a timely manner or at all, it could cause us to lose customers, substantially decrease or delay market acceptance and sales of our products and services, and significantly harm our business, financial condition, and results of operations. In addition, if we invest in developing products for a market that does not develop, it could significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products, enhancements or business strategies, any such products, enhancements or business strategies may not achieve market acceptance.

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
The end markets for optical products have experienced significant industry consolidation during the past few years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. As a result, the markets for optical subsystems, components and laser diodes are highly competitive and the intensity of such competition is increasing. Our current competitors include a number of domestic and international public and private companies, many of which may have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. As we expand into new markets, we face competition not only from our existing competitors, but also from new competitors, including existing companies with strong technological and sales positions in those markets. We may not be able to compete successfully against either current or future competitors, particularly, in light of increasing consolidation. Our competitors may continue to enter markets or gain or retain market share through introduction of new or improved products or with aggressive low pricing strategies that may impact the efficacy of our approach. These competitors may be able to devote greater resources than we can to the development, promotion, sale and support of their products. Additionally, the merger or consolidation of significant competitors have resulted in, and will likely result in, competitors with greater resources, which may enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition in the various markets. In addition, if we are unable to satisfy customer demand and customers are required to purchase products from our competitors, they may shift immediate and future purchases to such competitors, which could harm our customer relationships and adversely impact our access to certain end markets. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Our current or potential customers may also determine to develop and produce products for their own use which may be competitive to our products. Such vertical integration could reduce the market opportunity for our products. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business.
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
•political developments, geopolitical unrest or other conflicts in foreign nations, including the Russia-Ukraine war, the ongoing conflicts in the Middle East, the conflict between Cambodia and Thailand, political and territorial conflicts in the Western Hemisphere, political developments in Hong Kong and Taiwan, and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and

•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, changes in or delays in government budgeting processes, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.
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
Changes in demand and customer requirements for our products may be difficult to forecast. We may be unable to increase our manufacturing capacity to meet future demand, or we may experience difficulties in generating and maintaining demand to optimize our manufacturing capacity. If we are unable to align supply with demand, it could have an adverse effect on our business, results of operations, or financial condition.
We operate in a market where demand can fluctuate rapidly and we may not be able to predict or quickly respond to trends in the dynamics of our markets and our customers or changes in customer demand, which could negatively impact our gross margins. Although AI is a relatively new demand driver for our products, it is evolving rapidly, and the expected timing and amount of investments related to AI can change significantly. As a result, it may be difficult to accurately forecast such demand and we may incur costs in anticipation of demand that ultimately does not materialize. We manufacture and purchase or commit to supplies based on forecasts of demand from our customers. If we overestimate demand, or if customers cancel or defer orders, change requirements or choose to purchase from our competitors, we may not be able to utilize on-hand inventory or reduce purchase commitments accordingly. If demand does materialize, but is lower than expected, we may not be able to reduce our costs in response, which would adversely impact our gross margins. We have had to reduce average selling prices, increase prices for certain of our products as a result of our suppliers’ increase in prices, write down our inventory, incur cancellation penalties, and record impairments, and may have to do so in the future.
Our ability to meet demand is influenced by numerous factors, including changes in product development cycles, ramping technologies, and evolving customer requirements. Our ability to increase supply of our products is especially dependent on our ability to increase our manufacturing capacity, both at our own facilities and those of our contract manufacturers. Our ability to increase production is subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, clean-room capacity, supply chain constraints, hiring, training and retention of qualified employees, implementing highly complex manufacturing processes, and the pace of bringing production equipment and processes online with the capability to manufacture high-quality products. We may also face difficulties in optimizing our manufacturing capacity, which may result in underutilization of our manufacturing facilities and excess inventory of our manufactured products. If we experience any issues or delays in increasing production capacity in our current or new manufacturing facilities or generating and maintaining demand for our products we manufacture there, our business, prospects, operating results and financial condition may be harmed.
If demand exceeds our forecasts, we may be unable to scale and increase supply sufficiently to meet such demand, which could result in a loss of revenue, decisions about manufacturing priorities, decisions on supply allocation, damage to customer relationships, legal or other disputes, loss of business and market share to competitors, and loss of future opportunities.
If we are unable to manufacture certain products in our manufacturing facilities or if we or our contract manufacturers and suppliers are unable or fail to meet our production requirements, our business maybe adversely affected.
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
•loss of employees, customers, suppliers or partners due to uncertainty of a transaction; and
•failure to consummate an acquisition resulting in negative publicity and/or negative impression of us in the investment community that could impact our stock price.

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
The Organization for Economic Cooperation and Development (the “OECD”) has proposed changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two. Many countries, including European Union member states have adopted or are considering adopting legislation to enact these proposals. The OECD and participating jurisdictions have recently agreed to a “side-by-side” solution that exempts U.S.-parented multinational businesses, like us, from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was signed into law which contains a broad range of provisions affecting businesses including permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We have evaluated these changes during the three and six months ended December 27, 2025 and believe the impact to our tax provision during these periods is not material.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could adversely affect our operating and financial results. In December 2019, we issued and sold a total of $1,050 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”). In March 2022, we issued and sold a total of $861 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”). In June 2023, we issued and sold a total of $603.7 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2029 (“2029 Notes”). In September 2025, we issued and sold a total of $1,265.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2032 (“2032 Notes”). In December 2025, we entered into a Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, uncertainty in the macroeconomic environment, increasing interest rates and other factors have resulted in volatility in the capital markets and less favorable financing terms. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, or acquisition or other processing of confidential or other information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, geopolitical tensions and conflicts, such as the Russia-Ukraine war and ongoing conflicts in the Middle East, may increase our risks of cyber-attacks. Further, as artificial intelligence (“AI”) capabilities improve and become increasingly commonplace, cyber-attacks leveraging AI technology are likely to pose increasing threats. These attacks could, for example, be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or create more effective phishing emails. In addition, a vulnerability could be introduced from the result of us and our third-party service providers incorporating output of an AI tool, such as AI generated source code, that includes a threat. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering attacks and other cyber-attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and China’s Personal Information Protection Law, add to the complexity of our compliance obligations and increases our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.
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
We seek to protect our products and product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation.. Protecting against the unauthorized use of our products, technology and other proprietary rights is difficult, time-consuming and expensive; therefore, the steps we take to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing technologies that are similar to our own. Additionally, there may be existing patents that we are unaware of, which could be pertinent to our business. It is not possible for us to know whether there are patent applications pending that our products might infringe on since these applications are often not made publicly available until a patent is issued or published. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours, or such patents could be invalidated or ruled unenforceable. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protections. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States. Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee for a number of third-party technologies including software and intellectual property rights from academic institutions, our competitors and others, and we are required to pay royalties to these licensors for the use thereof. In the future, if such licenses are unavailable or if we are unable to obtain such licenses on commercially reasonable terms, we may not be able to rely on such third-party technologies which could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results.
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

Risks Related to Our Indebtedness
Servicing our existing and future indebtedness, including the 2026 Notes, 2028 Notes, 2029 Notes and 2032 Notes (collectively referred to as the “convertible notes”) and any revolving loans under our Credit Agreement (as defined in the next risk factor below), may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the convertible notes and our Credit Agreement, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness under the convertible notes, or to make cash payments in connection with any conversion of the convertible notes or upon any fundamental change if holders of the applicable series of the convertible notes require us to repurchase their convertible notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. In addition, during the three months ended December 27, 2025, the last reported sale price of the Company’s common stock was at least 130% of the applicable conversion price of each of the respective convertible notes in effect for at least 20 trading days during the last 30 trading days in the three months ended December 27, 2025; therefore, the convertible notes are convertible at the option of the holders with the principal balance to be settled in cash. To the extent all convertible note holders elect to convert all or a significant portion of the convertible notes within a short period of time, our liquidity would be adversely impacted, and could adversely impact our ability to continue as a going concern. If we are unable to generate sufficient cash flow to meet our obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:
•make it more difficult for us to satisfy our debt obligations under the convertible notes or our Credit Agreement;
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
Any of these factors could harm our business, results of operations, and financial condition. In addition, we and our subsidiaries may be able to incur significant additional indebtedness in the future. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
Our revolving credit facility contains financial covenants and other covenants that may restrict our actions, and failure to comply with these covenants could have a material adverse effect on our financial condition.
On December 19, 2025, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, National Association, as administrative and collateral agent. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. As of December 27, 2025, there were no borrowings outstanding under the revolving credit facility.

Our Credit Agreement contains covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with other companies, sell substantially all of our assets, make restricted payments, enter into certain transactions with affiliates and make certain prepayments of subordinated debt, in each case subject to certain exceptions. In addition, the Credit Agreement contains financial covenants that require compliance with a maximum secured net leverage ratio and minimum interest coverage ratio, in each case tested at the end of each fiscal quarter. These covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities or react to market conditions, or otherwise restrict our activities or business plans. In addition, our obligations to repay principal and interest on our indebtedness could make us vulnerable to economic or market downturns. Our ability to comply with these covenants depends on many factors, some of which are beyond our control.
The Credit Agreement contains various events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control, subject to thresholds and cure periods as set forth in the Credit Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may terminate their commitments and accelerate the Company’s obligations under the Credit Agreement and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. If outstanding borrowings under the Credit Agreement were accelerated, we may not have sufficient cash on hand or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition.
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
We are also subject to laws and regulations relating to our collection, use, protection and other processing of personal data of our employees, customers and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted the GDPR, which became effective in May 2018, establishing stringent requirements for data protection in Europe and providing for substantial penalties for noncompliance. Brazil passed the General Data Protection Law, which became effective in August 2020, to regulate processing of personal data of individuals. It also provides for substantial penalties for noncompliance. Additionally, California has the CCPA, which went into effect on January 1, 2020, and which was amended and supplemented by California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. Other legislation relating to privacy, data protection and cybersecurity has been proposed or adopted in several other states, including the enactment of legislation similar to the CCPA and CPRA enacted in numerous states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation, and the U.S. Department of Justice has issued regulations restricting certain bulk transfers of sensitive personal data. The effects and impact of these or other laws and regulations relating to privacy, data protection and cybersecurity are potentially significant and may require us to modify practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to privacy, data protection and cybersecurity continue to evolve in various jurisdictions, with existing laws and regulations subject to new and differing interpretations and new laws and regulations being proposed and adopted. It is possible that our practices may be deemed not to comply with those legal requirements relating to privacy, data protection and cybersecurity that apply to us now or in the future.
Further, the United Kingdom has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation referred to as the UK GDPR, which provides for substantial penalties, similar to the GDPR. The United Kingdom made targeted amendments to this legislation in 2025. Aspects of United Kingdom data protection law remains unclear following the United Kingdom’s exit from the European Union, including with respect to data transfers between the United Kingdom and other jurisdictions. The European Commission has adopted an adequacy determination regarding the United Kingdom data protection regime that generally has permitted personal data to be transferred between the European Economic Area (“EEA”) and the United Kingdom, which it renewed in 2025 to extend through December 2031. The European Commission’s adequacy decision is, however, subject to potential revocation or modification. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding data transfers. We may find it necessary to make further changes to our handling of personal data of residents of the EEA, Switzerland and the United Kingdom, each of which may require us to incur significant costs and expenses.
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
Following our entry into the First Supplemental Indenture, dated as of September 25, 2024, to the 2026 Indenture and our irrevocable settlement method elections made on September 25, 2024 with respect to the 2028 Notes and 2029 Notes, and pursuant to the terms of our 2032 Notes, if the convertible notes are converted by holders, we are required to satisfy our conversion obligation with respect to the convertible notes by delivering cash equal to the principal amount of such converted convertible notes and cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. If we elect to deliver common stock upon conversion of the convertible notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the convertible notes may engage in short selling to hedge their position in the convertible notes. Anticipated future conversions of the convertible notes into shares of our common stock could depress the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
On November 5, 2025, Wupen Yuen, our President, Global Business Units, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 28,522 shares of our common stock (based on PSUs vesting at target). The actual number of shares sold under the trading arrangement will depend on achievement of performance targets applicable to the PSUs subject to the trading arrangement, be subject to vesting of the PSUs and RSUs subject to the trading arrangement, and be net of shares withheld for taxes upon vesting and settlement of the PSUs and RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.
On November 13, 2025, Vince Retort, our President, Modules R&D and New Product Design and Development, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate up to 105,445 shares of our common stock (based on PSUs vesting at target). The actual number of shares sold under the trading arrangement will depend on achievement of performance targets applicable to the PSUs subject to the trading arrangement, be subject to vesting of the PSUs and RSUs subject to the trading arrangement, and be net of shares withheld for taxes upon vesting and settlement of the PSUs and RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 20, 2026, or earlier if all transactions under the trading arrangement are completed.
On November 28, 2025, Wajid Ali, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 66,265 shares of our common stock (based on PSUs vesting at target). The actual number of shares sold under the trading arrangement will depend on achievement of performance targets applicable to the PSUs subject to the trading arrangement, be subject to vesting of the PSUs and RSUs subject to the trading arrangement, and be net of shares withheld for taxes upon vesting and settlement of the PSUs and RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 30, 2026, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Lumentum Holdings Inc. 2025 Equity Incentive Plan.	S-8	333-291645	4.3	11/19/2025
10.2	Credit Agreement, dated as of December 19, 2025, among Lumentum Holdings Inc., as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent.	8-K	001-36861	10.1	12/22/2025
10.3	Global Performance Unit Award Agreement (2025 Equity Incentive Plan).					X
10.4	Global Restricted Stock Unit Award Agreement (2025 Equity Incentive Plan).					X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 27, 2025 and December 28, 2024; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 27, 2025 and December 28, 2024; (iii) Condensed Consolidated Balance Sheets as of December 27, 2025 and June 28, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 27, 2025 and December 28, 2024; (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 27, 2025 and December 28, 2024, and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X

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

LUMENTUM HOLDINGS INC.

Date:	February 3, 2026	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer