Form 10-Q
period 2026-03-28
Lumentum Holdings Inc.
filed 2026-05-06
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the Registrant had 77.8 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net revenue	$808.4	$425.2	$2,007.7	$1,164.3
Cost of sales	432.1	283.7	1,170.7	801.4
Amortization of acquired developed intangibles	19.3	19.0	58.4	62.9
Gross profit	357.0	122.5	778.6	300.0
Operating expenses:
Research and development	90.6	75.9	252.1	224.4
Selling, general and administrative	90.8	112.0	272.0	264.6
Restructuring and related charges	1.1	7.2	9.0	17.6
Gain on sale of facility	—	(34.9)	—	(34.9)
Total operating expenses	182.5	160.2	533.1	471.7
Income (loss) from operations	174.5	(37.7)	245.5	(171.7)
Other income (expense), net:
Escrow settlement	—	—	27.5	—
Interest expense	(6.2)	(5.7)	(18.2)	(16.8)
Other income, net	15.5	4.2	30.7	27.8
Total other income (expense), net	9.3	(1.5)	40.0	11.0
Income (loss) before income taxes	183.8	(39.2)	285.5	(160.7)
Income tax provision	39.6	4.9	58.9	26.7
Net income (loss)	144.2	(44.1)	226.6	(187.4)
Income allocated to participating securities	(1.7)	—	(0.9)	—
Net income (loss) available to common shareholders	$142.5	$(44.1)	$225.7	$(187.4)

Net income (loss) per common share:
Basic	$1.99	$(0.64)	$3.18	$(2.72)
Diluted	$1.50	$(0.64)	$2.59	$(2.72)

Shares used to compute net income (loss) per common share:
Basic	71.5	69.3	71.0	68.8
Diluted	96.2	69.3	87.4	68.8

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income (loss)	$144.2	$(44.1)	$226.6	$(187.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	0.3	(0.3)	—
Net change in unrealized gain on available-for-sale securities	(2.4)	0.6	(1.7)	1.8
Other comprehensive income (loss), net of tax	(2.4)	0.9	(2.0)	1.8
Comprehensive income (loss), net of tax	$141.8	$(43.2)	$224.6	$(185.6)

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 28, 2026	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,617.8	$520.7
Short-term investments	554.5	356.4
Accounts receivable, net	441.6	250.0
Inventories	632.8	470.1
Prepayments and other current assets	149.0	120.1
Total current assets	4,395.7	1,717.3
Property, plant and equipment, net	964.3	726.4
Operating lease right-of-use assets, net	27.0	27.9
Goodwill	1,066.3	1,060.9
Other intangible assets, net	362.9	465.1
Deferred tax asset	197.9	210.3
Other non-current assets	13.8	10.8
Total assets	$7,027.9	$4,218.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$392.7	$225.2
Accrued payroll and related expenses	109.7	57.9
Accrued expenses	48.9	34.6
Current portion of long-term debt	3,238.6	10.6
Operating lease liabilities, current	12.5	11.4
Other current liabilities	62.9	53.1
Total current liabilities	3,865.3	392.8
Long-term debt	43.2	2,562.6
Operating lease liabilities, non-current	19.4	23.6
Deferred tax liability	5.4	7.2
Other non-current liabilities	121.2	97.8
Total liabilities	4,054.5	3,084.0
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10 authorized shares, 2.9 shares and zero shares issued and outstanding as of March 28, 2026 and June 28, 2025, respectively	—	—
Common stock, $0.001 par value, 990 authorized shares, 71.7 shares and 69.8 shares issued and outstanding as of March 28, 2026 and June 28, 2025, respectively	0.1	0.1
Additional paid-in capital	3,600.9	1,986.8
Accumulated deficit	(634.6)	(861.2)
Accumulated other comprehensive income	7.0	9.0
Total stockholders’ equity	2,973.4	1,134.7
Total liabilities and stockholders’ equity	$7,027.9	$4,218.7

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES:
Net income (loss)	$226.6	$(187.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	91.2	77.9
Stock-based compensation	129.4	137.2
Bad debt expense (recovery)	(0.1)	3.4
Gain on sale of facility	—	(34.9)
Amortization and write-off of acquired intangibles	102.2	117.7
Write-down and loss on sales and dispositions of property, plant and equipment	13.4	5.2
Amortization of debt issuance costs	3.0	2.3
Inducement expense on partial repurchase of 2026 Notes	5.9	—
Write-off of right-of-use assets	—	6.2
Other non-cash items	(9.1)	(5.6)
Changes in operating assets and liabilities:
Accounts receivable	(191.5)	(64.4)
Inventories	(165.2)	(25.7)
Operating lease right-of-use assets, net	0.9	2.4
Prepayments and other current and non-current assets	(22.5)	(21.7)
Income taxes, net	17.9	16.8
Accounts payable	109.4	44.9
Accrued payroll and related expenses	51.8	6.9
Operating lease liabilities	(3.1)	(3.6)
Accrued expenses and other current and non-current liabilities	28.2	(15.3)
Net cash provided by operating activities	388.4	62.3
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(284.5)	(177.1)
Payment for acquisition of business	(38.0)	—
Proceeds from sale of facility, net of cash and selling costs	—	47.8
Purchases of short-term investments	(379.2)	(280.2)
Proceeds from maturities and sales of short-term investments	181.0	384.5
Proceeds from the sales of property, plant and equipment	39.6	0.3
Net cash used in investing activities	(481.1)	(24.7)
FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	1,999.7	—
Proceeds from the issuance of 2032 Notes, net of issuance costs	1,254.7	—
Proceeds from term loans	47.9	76.5
Proceeds from employee stock plans	9.2	8.3
Payment for partial repurchase of 2026 Notes	(843.1)	—
Payment for 2032 Notes capped call options	(102.0)	—
Payment of withholding taxes related to net share settlement of restricted stock units	(164.2)	(36.3)
Principal payments on term loans	(9.2)	(5.4)
Payment for financing costs related to revolving credit facility	(2.4)	—
Payment for conversions of convertible notes	(0.8)	—
Payment of acquisition related holdback	—	(1.0)
Net cash provided by financing activities	2,189.8	42.1
Increase in cash and cash equivalents	2,097.1	79.7

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Cash and cash equivalents at beginning of period	520.7	436.7
Cash and cash equivalents at end of period	$2,617.8	$516.4
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$41.1	$10.5
Cash paid for interest	12.8	9.7
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	6.8	6.4
Net transfer of assets from property, plant, and equipment to assets held-for-sale	3.3	—
Holdback receivable from sale of property, plant and equipment	3.0	—
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 28, 2025	—	$—	69.8	$0.1	$1,986.8	$(861.2)	$9.0	$1,134.7
Net income	—	—	—	—	—	4.2	—	4.2
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Issuance of shares in connection with vesting of restricted stock units and performance stock units	—	—	1.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	(0.4)	—	(47.4)	—	—	(47.4)
Exercise of stock options			0.2	—	1.5	—	—	1.5
Stock-based compensation	—	—	—	—	46.4	—	—	46.4
Fair value of incremental consideration on partial repurchase of 2026 Notes			—	—	(256.9)	—	—	(256.9)
Capped call options related to 2032 Notes, net of tax	—	—	—	—	(101.8)	—	—	(101.8)
Balance as of September 27, 2025	—	$—	70.9	$0.1	$1,628.6	$(857.0)	$9.1	$780.8
Net income	—	—	—	—	—	78.2	—	78.2
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	—	—	0.5	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	(0.2)	—	(60.0)	—	—	(60.0)
Exercise of stock options	—	—	0.1	—	0.7	—	—	0.7
ESPP shares issued	—	—	0.1	—	6.5	—	—	6.5
Stock-based compensation	—	—	—	—	39.2	—	—	39.2
Tax impact on Capped call options related to 2032 Notes	—	—	—	—	0.9	—	—	0.9
Balance as of December 27, 2025	—	$—	71.4	$0.1	$1,615.9	$(778.8)	$9.4	$846.6
Net income	—	—	—	—	—	144.2	—	144.2
Other comprehensive income	—	—	—	—	—	—	(2.4)	(2.4)
Issuance of Series A Convertible Preferred Stock, net of issuance costs	2.9	0.0	—	—	1,999.7	—	—	1,999.7
Cash paid for Convertible Notes conversion value in excess of principal amounts	—	—	—	—	(0.6)	—	—	(0.6)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	—	—	0.3	—	—	—	—	—

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

Withholding taxes related to net share settlement of restricted stock units	—	—	(0.1)	—	(56.8)	—	—	(56.8)
Exercise of stock options	—	—	0.1	—	0.5	—	—	0.5
Stock-based compensation	—	—	—	—	41.3	—	—	41.3
Tax impact on Capped call options related to 2032 Notes	—	—	—	—	0.9	—	—	0.9
Balance as of March 28, 2026	2.9	$—	71.7	$0.1	$3,600.9	$(634.6)	$7.0	$2,973.4

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 29, 2024	67.9	$0.1	$1,835.0	$(887.1)	$9.3	$957.3
Net loss	—	—	—	(82.4)	—	(82.4)
Other comprehensive income	—	—	—	—	2.3	2.3
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.9	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.3)	—	(16.0)	—	—	(16.0)
Exercise of stock options	0.1	—	0.9	—	—	0.9
Stock-based compensation	—	—	33.8	—	—	33.8
Balance as of September 28, 2024	68.6	$0.1	$1,853.7	$(969.5)	$11.6	$895.9
Net loss	—	—	—	(60.9)	—	(60.9)
Other comprehensive loss	—	—	—	—	(1.4)	(1.4)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.1)	—	(7.8)	—	—	(7.8)
Exercise of stock options	0.1	—	1.1	—	—	1.1
ESPP shares issued	0.2	—	6.1	—	—	6.1
Stock-based compensation	—	—	39.3	—	—	39.3
Balance as of December 28, 2024	69.1	$0.1	$1,892.4	(1,030.4)	$10.2	$872.3
Net loss	—	—	—	(44.1)	—	(44.1)
Other comprehensive loss	—	—	—	—	0.9	0.9
Issuance of shares in connection with vesting of restricted stock units and performance stock units	0.5	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.2)	—	(12.5)	—	—	(12.5)
Exercise of stock options	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	62.7	—	—	62.7
Balance as of March 29, 2025	69.4	$0.1	$1,942.8	$(1,074.5)	$11.1	$879.5

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
The Company is actively monitoring and assessing the ongoing global trade environment, particularly with respect to recent changes in trade restrictions and tariff regulations. We have assessed the potential impacts of heightened restrictions and tariffs on our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, inventory valuation, and revenue recognition. While we have determined there was not a material impact to our condensed consolidated financial statements as of March 28, 2026 and for the three and nine months ended March 28, 2026, import tariffs and other trade restrictions implemented by the U.S. and other countries, as currently in effect and/or proposed, could have a material impact on our results for the remainder of fiscal year 2026 and in the future. The impact of tariffs is dependent upon negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal year 2026 is a 52-week year ending on June 27, 2026, with the quarter ended March 28, 2026 being a 13-week quarterly period. Our fiscal year 2025 was a 52-week year that ended on June 28, 2025, with the quarter ended March 29, 2025 being a 13-week quarterly period. Our fiscal year 2027 ending on July 3, 2027 has a 53-week period.
Principles of Consolidation
The condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2025. There were no significant changes to our accounting policies during the nine months ended March 28, 2026, except as noted below:
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We have adopted ASU No. 2023-09 beginning in fiscal year 2026; however, it has no material impact on our condensed consolidated financial statements and disclosures for the three and nine months ended March 28, 2026.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-04 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810), which revises the guidance in ASC 805 to clarify that, in determining the accounting acquirer in a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired, an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primarily beneficiary. ASU No. 2025-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We plan to adopt ASU No. 2025-03 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, which revises the effective date of ASU No. 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt ASU No. 2024-03 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
We calculate basic earnings (loss) per common share pursuant to the two-class method as a result of the issuance of the Series A Convertible Preferred Stock (the “Preferred Stock”) in March 2026. The Preferred Stock is entitled to receive dividends on an as-converted basis in the same manner as holders of common stock and is therefore considered a participating security. Accordingly, the Company applies the two-class method in computing basic earnings per share. Under the two-class method, net income is allocated to common stockholders and participating securities based on their respective rights to receive dividends as if all earnings for the period had been distributed. As the Preferred Stock participates on an as-converted basis, earnings are allocated pro rata based on the total number of common shares outstanding and the as-converted shares of Preferred Stock.
Diluted earnings (loss) per common share is calculated using the more dilutive of the two-class method or if-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. For diluted earnings per share, the Company applies the if-converted method, under which the Preferred Stock is assumed to have been converted into common stock at the date of issuance, and the related shares are included in diluted weighted-average shares outstanding. Refer to Note 13. Equity for more details.
The following table sets forth the computation of basic and diluted net income (loss) per common share under the two-class or as-converted method (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Basic income (loss) per common share:
Net income	$144.2	$(44.1)	$226.6	$(187.4)
Income allocated to Series A Convertible Preferred Stock	(1.7)	—	(0.9)	—
Net income available to common shareholders	$142.5	$(44.1)	$225.7	$(187.4)

Weighted average basic shares outstanding	71.5	69.3	71.0	68.8

Basic income (loss) per common share	$1.99	$(0.64)	$3.18	$(2.72)

Diluted income (loss) per common share:
Numerator:
Net income (loss)	$144.2	$(44.1)	$226.6	$(187.4)

Denominator:
Weighted average common shares outstanding - basic	71.5	69.3	71.0	68.8
Effect of dilutive securities from Series A Convertible Preferred Stock	0.9	—	0.3	—
Effect of dilutive securities from ESPP	—	—	0.1	—
Effect of dilutive securities from stock options	0.3	—	0.3	—
Effect of dilutive securities from RSUs and PSUs	2.7	—	2.3	—
Shares issuable assuming conversion of the convertible notes	20.8	—	13.4	—
Weighted average common shares outstanding - diluted	96.2	69.3	87.4	68.8

Diluted income (loss) per common share	$1.50	$(0.64)	$2.59	$(2.72)

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
Our outstanding capped call options are anti-dilutive under GAAP as they are specifically designed to mitigate the dilutive impact of the 2032 Notes, such that no dilution will occur until the capped call price is exceeded. Refer to “Note 9. Debt” for more details. There were no other material anti-dilutive shares excluded from the calculation of diluted net income per share during the three and nine months ended March 28, 2026.
Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the three months ended March 29, 2025 include 4.2 million shares issuable under restricted stock units (“RSUs”) and performance stock units (“PSUs”), 0.1 million shares issuable under the Employee Stock Purchase Plan (the “ESPP”), and 0.8 million shares outstanding related to stock options. Average anti-dilutive shares excluded from the calculation of diluted net loss per share for the nine months ended March 29, 2025 include 0.6 million shares related to convertible notes, 4.5 million shares issuable under RSUs and PSUs, 0.1 million shares issuable under the ESPP, and 0.9 million shares outstanding related to stock options. In addition, the calculation of diluted net loss per share excludes the impact of our convertible notes under the if-converted method as we recognized net loss during the three and nine months ended March 29, 2025.
Note 4. Business Combinations
Manufacturing Facility Acquisition
On March 17, 2026, we acquired a manufacturing facility in Greensboro, North Carolina for $38.0 million in cash from a third party. The acquired business mainly included land and building, machinery and equipment and an assembled workforce. As part of the transaction, we also entered into a transitional supply agreement (the “supply agreement”) with the third party wherein we will be acting as an agent whereby we will manufacture wafers for the third party for approximately 15 months. The third party is primarily responsible for fulfillment, has discretion in establishing pricing, and bears inventory and credit risk. Accordingly, revenue is recognized on a net basis, representing the amount of consideration or reasonable margin to which we expect to be entitled in exchange for arranging for the specified goods or services to be provided.
We have applied the acquisition method of accounting in accordance with ASC 805 Business Combinations for this transaction, with respect to the fair value of purchase price consideration and the identifiable assets and liabilities acquired, including the supply agreement, which have been measured at estimated fair value as of the acquisition date. We allocated the fair value of the purchase price consideration to the assets acquired and liabilities assumed as of the acquisition date based on their estimated fair values. The excess of purchase price consideration over the fair value of net assets acquired is recorded as goodwill. Our preliminary allocation of the purchase price consideration to the assets acquired and liabilities assumed as of the acquisition date is as follows (in millions):

Fair Value
Total purchase price consideration	$38.0
Assets acquired
Property, plant and equipment, net	39.5
Liabilities assumed
Other liabilities (1)	6.9
Goodwill	$5.4

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(1) Since the supply agreement is priced at a discount below its fair market value, we accounted for it as a below-market contract liability, which will be amortized and recorded as revenue over the term of the supply agreement. During the three and nine months ended March 28, 2026, we have recognized approximately $0.4 million of this amount to net revenue. Refer to “Note 16. Revenue Recognition” for further details.
The goodwill of $5.4 million arising from this acquisition has been attributed to the value of the assembled workforce and the strategic benefits associated with acquiring an operational fabrication facility to expand our capacity. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 8. Goodwill and Other Intangible Assets.”
We also incurred a total of $0.4 million acquisition-related costs representing professional and other direct acquisition costs, which are recorded as selling, general and administrative expense in our consolidated statement of operations during the three and nine months ended March 28, 2026.
Cloud Light Acquisition
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). In accordance with a definitive merger agreement, dated as of October 29, 2023, between the Company and Cloud Light, cash consideration included $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations and customary adjustment for working capital. In November 2025, the Company and the former shareholders of Cloud Light mutually agreed to settle outstanding indemnification claims for $27.5 million and signed a settlement agreement releasing the balance of the escrow fund to the former Cloud Light shareholders and releasing them of their indemnification obligations. Since the measurement period has expired, we recorded the settlement amount of $27.5 million as other income, net in our condensed consolidated statements of operations for the nine months ended March 28, 2026.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 28, 2026:
Cash	$517.7	$—	$—	$517.7
Cash equivalents:
Certificates of deposit	281.5	—	—	281.5
Money market funds	1,818.6	—	—	1,818.6
Total cash and cash equivalents	$2,617.8	$—	$—	$2,617.8
Short-term investments:
Commercial paper	21.6	—	—	21.6
Corporate debt securities	304.2	0.1	(1.1)	303.2
U.S. Agency securities	127.1	—	(0.2)	126.9
U.S. Treasury securities	102.9	0.1	(0.2)	102.8
Total short-term investments	$555.8	$0.2	$(1.5)	$554.5

June 28, 2025:
Cash	$349.5	$—	$—	$349.5
Cash equivalents:
Commercial paper	2.5	—	—	2.5
Money market funds	161.7	—	—	161.7
U.S. Treasury securities	7.0	—	—	7.0
Total cash and cash equivalents	$520.7	$—	$—	$520.7
Short-term investments:
Commercial paper	$2.7	$—	$—	$2.7
Corporate debt securities	210.9	0.3	(0.1)	211.1
U.S. Agency securities	67.6	0.1	—	67.7
U.S. Treasury securities	74.8	0.1	—	74.9
Total short-term investments	$356.0	$0.5	$(0.1)	$356.4
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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three and nine months ended March 28, 2026, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
During the three and nine months ended March 28, 2026, our other income, net was $15.5 million and $30.7 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $14.9 million and $35.1 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three and nine months ended March 29, 2025, our other income, net was $4.2 million and $27.8 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $7.8 million and $26.2 million, respectively.
As of March 28, 2026 and June 28, 2025, we recorded interest receivables of $10.9 million and $5.2 million, respectively, included in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for more than 12 months and less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for More Than 12 Months		Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 28, 2026:
U.S. Agency securities	$—	$—	$99.7	$(0.2)	$(0.2)
Commercial paper	—	—	21.6	—	—
Corporate debt securities	—	—	244.9	(1.1)	(1.1)
U.S. government bonds	—	—	67.1	(0.2)	(0.2)
Total	$—	$—	$433.3	$(1.5)	$(1.5)

June 28, 2025:
U.S. Agency securities	$—	$—	$24.5	$—	$—
Commercial paper	—	—	5.2	—	—
Corporate debt securities	—	—	73.8	(0.1)	(0.1)
U.S. government bonds	—	—	35.3	—	—
Total	$—	$—	$138.8	$(0.1)	$(0.1)
The following table classifies our short-term investments by remaining maturities (in millions):

	March 28, 2026		June 28, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$209.0	$209.1	$139.9	$140.0
Due in 1 year to 5 years	346.8	345.4	216.1	216.4
Total	$555.8	$554.5	$356.0	$356.4
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
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
March 28, 2026: (1)
Assets:
Cash equivalents:
Certificates of deposit	$281.5	$—	$—	$281.5
Money market funds	1,818.6	—	—	1,818.6
Short-term investments:
Commercial paper	—	21.6	—	21.6
Corporate debt securities	—	303.2	—	303.2
U.S. Agency securities	—	126.9	—	126.9
U.S. Treasury securities	102.8	—	—	102.8
Total assets	$2,202.9	$451.7	$—	$2,654.6
(1) Excludes $517.7 million in cash held in our bank accounts as of March 28, 2026.

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
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	March 28, 2026		June 28, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,255.7	$4,867.2	$—	$—
2029 Notes	600.9	6,262.3	600.2	925.5
2028 Notes	858.5	4,617.2	857.7	890.2
2026 Notes	468.3	3,328.0	1,048.3	1,233.3
	$3,183.4	$19,074.7	$2,506.2	$3,049.0
As of March 28, 2026, the fair value of our Japan term loans in aggregate is lower than the carrying value by approximately $1.3 million.
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal year 2025, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. During the three and nine months ended March 28, 2026, we recorded $0.2 million and $11.9 million in impairment charges, respectively, to write-down certain assets held for sale to fair value less cost to sell in our condensed consolidated statements of operations. There were no other indicators of impairment during the three and nine months ended March 28, 2026.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of March 28, 2026 and June 28, 2025, the allowance for credit losses on our trade receivables was $3.4 million and $3.5 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	March 28, 2026	June 28, 2025
Raw materials and purchased parts	$321.1	$253.2
Work in process	224.8	159.1
Finished goods	86.9	57.8
Inventories	$632.8	$470.1
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	March 28, 2026	June 28, 2025
Land	$92.1	$108.6
Buildings and improvements	280.9	270.4
Machinery and equipment	1,059.7	848.8
Computer equipment and software	42.4	39.1
Furniture and fixtures	13.0	14.7
Leasehold improvements	48.3	45.9
Construction in progress	248.4	152.3
	1,784.8	1,479.8
Less: Accumulated depreciation	(820.5)	(753.4)
Property, plant and equipment, net	$964.3	$726.4
Our construction in progress primarily includes building improvements and machinery and equipment that we expect to place in service in the next 12 months.
In connection with our acquisition of a business in March 2026, we recorded approximately $39.5 million of property, plant and equipment in our condensed consolidated balance sheets. Refer to “Note 4. Business Combinations” for details.
In March 2026, we completed the sale of two commercial real estate properties located in San Jose, California. The properties consist of commercial buildings used by us for office, research and development and manufacturing support activities. The agreement provided for a cash purchase price of $43.0 million and included a short-term rental arrangement under which we will continue to occupy the properties through July 1, 2026. We recorded a loss on sale of $0.2 million and $7.7 million during the three and nine months ended March 28, 2026, respectively, which is included in the selling, general and administrative expenses in our condensed consolidated statements of operations.
On December 17, 2024, we entered into an agreement to sell our net assets in an entity in Shenzhen, China. On March 5, 2025, we completed the sale and received net proceeds of $47.8 million, which was net of cash of $17.6 million and direct selling costs of $1.1 million. The net assets sold consist primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $12.9 million, and were used for manufacturing and research and development activities. As a result, we recognized a gain on sale of facility of $34.9 million, which was recorded in our condensed consolidated statements of operations for the three and nine months ended March 29, 2025. We paid $4.4 million of withholding taxes on this sale transaction, which is recorded as part of the income tax provision for the three and nine months ended March 29, 2025. We also incurred $0.7 million of indirect selling expenses related to this transaction, which was

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
recorded as part of selling, general and administrative expenses in our condensed consolidated statements of operations in the three and nine months ended March 29, 2025.
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
In addition, in connection with the sale of our Brazilian entities, we recorded a gain on sale of approximately $1.6 million recorded in selling, general and administrative expenses in our condensed consolidated statements of operations during the nine months ended March 28, 2026.
During the three and nine months ended March 28, 2026, we recorded depreciation expense of $32.8 million and $91.2 million, respectively.
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	March 28, 2026	June 28, 2025
Operating lease right-of-use assets	$57.1	$54.4
Less: accumulated amortization	(30.1)	(26.5)
Operating lease right-of-use assets, net	$27.0	$27.9
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
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	March 28, 2026	June 28, 2025
Restructuring accrual and related charges (1)	$2.0	$2.5
Warranty reserve (2)	25.0	14.4
Deferred revenue and customer deposits (3)	7.3	0.7
Income tax payable (4)	22.4	29.1
Other current liabilities	6.2	6.4
Other current liabilities	$62.9	$53.1
(1) Refer to “Note 11. Restructuring and Related Charges (Reversals).”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 16. Revenue Recognition.”
(4) Refer to “Note 12. Income Taxes.”

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	March 28, 2026	June 28, 2025
Asset retirement obligations	$7.1	$7.1
Pension and related accruals (1)	11.4	9.7
Unrecognized tax benefit (2)	67.6	55.6
Other non-current liabilities (2)	35.1	25.4
Other non-current liabilities	$121.2	$97.8
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $11.4 million as of March 28, 2026 represents $11.8 million of non-current portion of benefit obligation, offset by $0.4 million of funding for the pension plan in Switzerland. Pension and related accrual of $9.7 million as of June 28, 2025 relates to $11.0 million of non-current portion of benefit obligation, offset by $1.3 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary. During the three and nine months ended March 28, 2026, our contribution expense to the 401(k) Plan in the United States was $1.2 million and $2.3 million, respectively. During the three and nine months ended March 29, 2025, our contribution expense to the 401(k) Plan in the United States was $1.1 million and $2.4 million, respectively. Our contribution expense to all defined contribution plans outside the United States was $2.7 million and $7.9 million during the three and nine months ended March 28, 2026, respectively. Our contribution expense to all defined contribution plans outside the United States was $2.3 million and $6.1 million during the three and nine months ended March 29, 2025, respectively.
(2) We have reclassified a $21.4 million unrecognized tax position to other non-current liabilities in the condensed consolidated balance sheets as of the year ended June 28, 2025 for an indemnification liability related to the sale of certain assets. This does not impact our results of operations for the year ended June 28, 2025.
Note 8. Goodwill and Other Intangible Assets
The following table presents our goodwill balances as of March 28, 2026 and June 28, 2025 (in millions):

Amount
Balance as of June 28, 2025	$1,060.9
Acquisition of a business (1)	5.4
Balances as of March 28, 2026	$1,066.3
(1) On March 17, 2026, we acquired a manufacturing facility in Greensboro, North Carolina. The acquired business mainly included land and building, machinery and equipment and an assembled workforce, offset by the liabilities assumed. The goodwill of $5.4 million arising from this acquisition is attributed to the value of the assembled workforce and the strategic benefits associated with acquiring an operational fabrication facility to expand our capacity. Refer to “Note 4. Business Combinations” for details.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2025, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment.
During the quarter ended March 28, 2026, the Company completed a reorganization of its business units, which resulted in changes to its reporting unit structure. As a result of this reorganization, the Company performed an interim qualitative assessment of goodwill for its reporting units. In performing the assessment, the Company evaluated relevant events and circumstances, including changes in the composition of reporting units, financial performance, and other entity-specific and macroeconomic factors. Based on this assessment, it was not more likely than not that the fair value of any of the reporting units was less than its carrying amount. Accordingly, no goodwill impairment charge was recognized during the three and nine months ended March 28, 2026. We will continue to monitor for events or changes in circumstances that could indicate a potential impairment of goodwill in future periods.

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
In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified to acquired developed technologies intangible asset and amortized over the asset’s estimated useful life.
During the annual impairment testing performed in the fourth quarter of fiscal year 2025, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three and nine months ended March 28, 2026.
The following tables present details of all of our intangible assets as of the periods presented (in millions, except for weighted average remaining amortization period):

March 28, 2026	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$828.4	$(619.1)	$209.3	3.6
Customer relationships	419.5	(268.4)	151.1	3.5
In-process research and development	2.5	—	2.5	n/a
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,267.4	$(904.5)	$362.9

June 28, 2025	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$822.4	$(559.0)	$263.4	4.1
Customer relationships	419.8	(226.6)	193.2	4.1
In-process research and development	8.5	—	8.5	n/a
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,267.7	$(802.6)	$465.1
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cost of sales	$19.3	$19.0	$58.4	$62.9
Research and development	0.5	0.4	1.3	1.2
Selling, general and administrative	14.0	15.0	42.5	51.0
Total amortization of intangibles	$33.8	$34.4	$102.2	$115.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Based on the carrying amount of our acquired intangible assets except in-process research and development as of March 28, 2026, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2026	$33.5
2027	123.6
2028	83.0
2029	52.6
2030	46.5
Thereafter	21.2
Total future amortization	$360.4
Note 9. Debt
Our debt consists of the following:

	March 28, 2026			June 28, 2025
	Short-term	Long-term	Total	Short-term	Long-term	Total
Convertible notes (1)	$3,183.4	$—	$3,183.4	$—	$2,506.2	$2,506.2
Term loans	55.2	43.2	98.4	10.6	56.4	67.0
Total	$3,238.6	$43.2	$3,281.8	$10.6	$2,562.6	$2,573.2
(1) Since the closing price of our stock was at least 130% of the applicable conversion price for each series of Notes for 20 of the last 30 trading days of our second and third quarters of fiscal year 2026, all of our Notes remain convertible at the option of the holders during the fourth quarter of fiscal year 2026. The outstanding Notes are recorded as short-term debt, which is presented as current liabilities in our condensed consolidated balance sheets as of March 28, 2026, net of unamortized debt issuance costs. If the Notes are converted by holders, we are required to satisfy our conversion obligations with respect to each series of converted Notes by paying cash equal to the principal amounts of such series of converted Notes and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. The outstanding Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.
As of April 30, 2026, we have received early conversion requests totaling $500.8 million aggregate principal amount of the Notes, which will be settled in cash and the conversion value in excess thereof will be settled in shares of common stock in accordance with Indenture governing the applicable series of Notes. In the three and nine months ended March 28, 2026, the aggregate principal amount of the Notes settled in cash was $0.1 million and $0.2 million, respectively.
On April 7, 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2026 Notes and 2029 Notes. Pursuant to these agreements, we issued an aggregate of approximately 5.7 million shares of our common stock in exchange for approximately $264.8 million and $209.8 million aggregate principal amount of the 2026 Notes and 2029 Notes, respectively, and the related conversion value in excess of the principal amounts thereof. The issuance of common stock in the exchange transactions resulted in incremental dilution of approximately 0.6 million shares of common stock related to the principal amounts. Refer to “Note 17. Subsequent Event” for further details.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The table below summarizes the applicable conversion price and the equivalent 130% of the conversion price of each series of Notes (per share amount):

	Conversion Price	130% of Conversion Price
2032 Notes	$187.77	$244.10
2029 Notes	69.54	90.40
2028 Notes	131.03	170.34
2026 Notes	99.29	129.08
Convertible Notes
2032 Notes
On September 8, 2025, we issued $1,265.0 million in aggregate principal amounts of 0.375% Convertible Senior Notes due in 2032 (“2032 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2032 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2032 Indenture”). The 2032 Notes are unsecured, rank equally with all of the Company’s existing senior unsecured indebtedness, including the Company’s outstanding 0.50% Convertible Senior Notes due 2026, 0.50% Convertible Senior Notes due 2028, and 1.50% Convertible Senior Notes due 2029, and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The net proceeds from the sale of the 2032 Notes was approximately $1,254.7 million, after deducting $10.3 million of debt issuance costs. Concurrent with the issuance of the 2032 Notes, we used $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amounts of the 0.50% Convertible Senior Notes due in 2026 and $102.0 million of the net proceeds to pay the cost of the 2032 Capped Call Options. We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment or repurchase of our indebtedness, including any of our existing convertible notes, capital expenditures, working capital and potential acquisitions.
The 2032 Notes bear interest at a rate of 0.375% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The 2032 Notes will mature on March 15, 2032, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
The initial conversion rate is 5.3257 shares of common stock per $1,000 principal amounts of the 2032 Notes (which is equivalent to an initial conversion price of approximately $187.77 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2032 Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2032 Indenture) or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2032 Notes in connection with such make-whole fundamental change or notice of redemption.
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
•during the five consecutive business day period after any five consecutive trading day period (the “2032 measurement period”) in which the trading price per $1,000 principal amounts of 2032 Notes for each trading day of the 2032 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day;
•if we call any or all of the 2032 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events as specified in the 2032 Indenture.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On or after December 15, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2032 Notes at any time. Upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2032 Notes by paying cash equal to the principal amounts of such converted 2032 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any.
We may redeem for cash all or any portion of the 2032 Notes, at our option (subject to the partial redemption limitation set forth in the 2032 Indenture), on or after March 20, 2029, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amounts of the 2032 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2032 Notes. If we elect to redeem fewer than all of the outstanding 2032 Notes, at least $100.0 million aggregate principal amount of the 2032 Notes must be outstanding and not subject to redemption as of the redemption notice date. Upon the occurrence of a fundamental change (as defined in the 2032 Indenture), holders may require us to repurchase all or a portion of their 2032 Notes for cash at a price equal to 100% of the principal amount of the 2032 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2032 Notes by paying cash equal to the principal amounts of such converted 2032 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any.
Since the closing price of our stock exceeded $244.10 (or 130% of the conversion price of $187.77) for 20 of the last 30 trading days of our second and third quarters of fiscal year 2026, our 2032 Notes remain convertible at the option of the holders during the fourth quarter of fiscal year 2026. Therefore, the entire aggregate principal amounts of the 2032 Notes outstanding is recorded as short-term debt, which is presented as a current liability in our consolidated balance sheets as of March 28, 2026, net of unamortized debt issuance costs.
As of April 30, 2026, we have not received any early conversion requests with respect to the 2032 Notes.
2032 Capped Call Options
In September 2025, in connection with the issuances of the 2032 Notes, the Company entered into privately negotiated capped call transactions (the “2032 Capped Call Options”) with certain financial institutions (the “2032 Capped Call Counterparties”). The 2032 Capped Call Options cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Notes, the number of shares of our common stock that initially underlie the 2032 Notes and are generally expected to reduce potential dilution to the Company’s common stock upon any conversion of 2032 Notes and/or offset any cash payments the Company would be required to make in excess of the principal amounts of converted 2032 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2032 Capped Call Options was initially $268.24 per share, and is subject to certain adjustments under the terms of the 2032 Capped Call Options. If the market price per share of our common stock, as measured under the terms of the 2032 Capped Call Options, exceeds the cap price of the 2032 Capped Call Options, there would be dilution and/or there would not be an offset of any potential cash payments in excess of the principal amounts of converted 2032 Notes, in each case, to the extent that such market price exceeds the cap price of the 2032 Capped Call Options.
Each of the 2032 Capped Call Options was executed pursuant to a separate agreement entered into by the Company and each of the 2032 Capped Call Counterparties. The 2032 Capped Call Options are not part of the terms of the 2032 Notes and will not affect any holder’s rights under the 2032 Notes. Holders of the 2032 Notes will not have any rights with respect to the 2032 Capped Call Options. The Company concluded that the 2032 Capped Call Options met the criteria for equity classification because they were indexed to the Company’s common stock and the Company has the discretion to settle the 2032 Capped Call Options by the Company receiving shares or cash subsequent to March 20, 2029. As a result, the $102.0 million amount paid was recorded as a reduction to additional paid-in capital within the Company’s condensed consolidated balance sheets as of March 28, 2026, along with the offsetting associated current tax impact of $2.0 million.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company made a tax election to integrate the 2032 Notes and the 2032 Capped Call Options for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $102.0 million gross cost of the purchased 2032 Capped Call Options will be deductible for income tax purposes as original issue discount interest over the term of the 2032 Notes. As a result, the Company established a deferred income tax asset of $24.4 million at inception, with a corresponding valuation allowance as it is not more-likely-than-not that our U.S. deferred tax assets are realizable in the future. As of March 28, 2026, we have recognized a current tax impact of $2.0 million, which is recorded as an increase to additional paid-in capital within the Company’s condensed consolidated balance sheets.
2029 Notes
On June 16, 2023, we issued $603.7 million in aggregate principal amounts of 1.50% Convertible Senior Notes due in 2029 (“2029 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2029 Indenture”). The 2029 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2029 Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2029 Notes will mature on December 15, 2029, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
The initial conversion rate is 14.3808 shares of common stock per $1,000 principal amounts of the 2029 Notes (which is equivalent to an initial conversion price of approximately $69.54 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2029 Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2029 Indenture) or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2029 Notes in connection with such make-whole fundamental change or notice of redemption.
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
•during the five consecutive business day period after any five consecutive trading day period (the “2029 measurement period”) in which the trading price per $1,000 principal amounts of 2029 Notes for each trading day of the 2029 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day;
•if we call any or all of the 2029 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events as specified in the 2029 Indenture.
On or after September 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2029 Notes at any time. Following our irrevocable settlement method election made on September 25, 2024, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2029 Notes by delivering cash equal to the principal amounts of such converted 2029 Notes and cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof.
We may redeem for cash all or any portion of the 2029 Notes, at our option (subject to the partial redemption limitation set forth in the 2029 Indenture), on or after June 22, 2026, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amounts of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2029 Notes. If we elect to redeem fewer than all of the outstanding 2029 Notes, at least $100.0 million aggregate principal amounts of the 2029 Notes must be outstanding and not subject to redemption as of the redemption notice date. Upon the occurrence of a fundamental change (as defined in the 2029 Indenture), holders may require us to repurchase all

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
or a portion of their 2029 Notes for cash at a price equal to 100% of the principal amounts of the 2029 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following our irrevocable settlement method election made on September 25, 2024, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2029 Notes by paying cash equal to the principal amounts of such converted 2029 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof.
Since the closing price of our stock exceeded $90.40 (or 130% of the conversion price of $69.54) for 20 of the last 30 trading days of our first through third quarters of fiscal year 2026, our 2029 Notes remain convertible at the option of the holders during the fourth quarter of fiscal year 2026. Therefore, the remaining aggregate principal amounts of the 2029 Notes outstanding is recorded as short-term debt, which is presented as a current liability in our consolidated balance sheets as of March 28, 2026, net of unamortized debt issuance costs, while the entire aggregate principal amounts of the 2029 Notes outstanding is recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.
As of April 30, 2026, we have received early conversion requests totaling $325.2 million aggregate principal amount of the 2029 Notes, which will be settled in cash and the conversion value in excess thereof will be settled in shares of common stock in accordance with the 2029 Indenture. In the three and nine months ended March 28, 2026, the aggregate principal amount of the 2029 Notes settled in cash was not material for either period.
On April 7, 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2026 Notes and 2029 Notes. Pursuant to these agreements, we issued an aggregate of approximately 5.7 million shares of our common stock in exchange for approximately $264.8 million and $209.8 million aggregate principal amount of the 2026 Notes and 2029 Notes, respectively, and the related conversion value in excess of the principal amounts thereof. The issuance of common stock in the exchange transactions resulted in incremental dilution of approximately 0.6 million shares of common stock related to the principal amounts. Refer to “Note 17. Subsequent Event” for further details.
2028 Notes
In March 2022, we issued $861.0 million in aggregate principal amounts of 0.50% Convertible Senior Notes due in 2028 (the “2028 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2028 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2028 Indenture”). The 2028 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2028 Notes bear interest at a rate of 0.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2028 Notes will mature on June 15, 2028, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.
The initial conversion rate is 7.6319 shares of common stock per $1,000 principal amounts of the 2028 Notes (which is equivalent to an initial conversion price of approximately $131.03 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2028 Indenture) or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the 2028 Notes in connection with such make-whole fundamental change or notice of redemption.
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
•during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amounts of the 2028 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day;

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as specified in the 2028 Indenture.
On or after March 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Notes at any time. Following our irrevocable settlement method election made on September 25, 2024, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2028 Notes by paying cash equal to the principal amounts of such converted 2028 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any.
We may redeem for cash all or any portion of the 2028 Notes, at our option (subject to the partial redemption limitation set forth in the 2028 Indenture), on or after June 20, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amounts of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes. If we elect to redeem fewer than all of the outstanding 2028 Notes, at least $100.0 million aggregate principal amounts of the 2028 Notes must be outstanding and not subject to redemption as of the redemption notice date. Upon the occurrence of a fundamental change (as defined in the 2028 Indenture), holders may require the Company to repurchase all or a portion of their 2028 Notes for cash at a price equal to 100% of the principal amounts of the 2028 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following our irrevocable settlement method election made on September 25, 2024, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2028 Notes by paying cash equal to the principal amount of such converted 2028 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any.
We initially bifurcated the principal amounts of the 2028 Notes into liability and equity components. The liability component of the 2028 Notes was initially valued at $629.8 million based on the contractual cash flow discounted at an appropriate comparable market on non-convertible debt borrowing rate at the date of issuance, which was 5.7%, with the equity component representing the residual amount of the proceeds of $231.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal year 2023, our 2028 Notes were accounted for as a single liability, net of unamortized debt issuance costs.
Since the closing price of our stock exceeded $170.34 (or 130% of the conversion price of $131.03) for 20 of the last 30 trading days of our second and third quarters of fiscal year 2026, our 2028 Notes remain convertible at the option of the holders during the fourth quarter of fiscal year 2026. Therefore, the entire aggregate principal amounts of the 2028 Notes outstanding is recorded as short-term debt, which is presented as a current liability in our consolidated balance sheets as of March 28, 2026, net of unamortized debt issuance costs, while the entire aggregate principal amounts of the 2028 Notes outstanding is recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.
As of April 30, 2026, we have received early conversion requests totaling $23.5 million aggregate principal amount of the 2028 Notes, which will be settled in cash and the conversion value in excess thereof will be settled in shares of common stock in accordance with the 2028 Indenture. In the three and nine months ended March 28, 2026, none of the principal amount of the 2028 Notes was settled in cash.
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amounts of 0.50% Convertible Senior Notes due in 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes are governed by an indenture between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (as supplemented by the First Supplemental Indenture, dated as of September 25, 2024, the “2026 Indenture”). The 2026 Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The 2026 Notes bear interest at a rate of 0.50% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 2026 Notes will mature on December 15, 2026, unless earlier redeemed, repurchased by us, or converted pursuant to their terms.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The initial conversion rate is 10.0711 shares of common stock per $1,000 principal amounts of the 2026 Notes (which is equivalent to an initial conversion price of approximately $99.29 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the 2026 Indenture but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2026 Indenture) or our issuance of a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares set forth in the 2026 Indenture or a holder that elects to convert the 2026 Notes in connection with such make-whole fundamental change or notice of redemption.
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
•during the five consecutive business day period after any five consecutive trading day period (the “2026 measurement period”) in which the trading price per $1,000 principal amounts of the 2026 Notes for each trading day of the 2026 measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate for the 2026 Notes on each such trading day;
•if we call any or all of the 2026 Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the relevant redemption date; or
•upon the occurrence of specified corporate events.
On or after September 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2026 Notes at any time. Following our entry into the First Supplemental Indenture, dated as of September 25, 2024, to the 2026 Indenture, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2026 Notes by paying cash equal to the principal amounts of such converted 2026 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any.
We may redeem for cash, all or any portion of the 2026 Notes, at our option, on or after December 20, 2023, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption at a redemption price equal to 100% of the principal amounts of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. Upon the occurrence of a fundamental change (as defined in the 2026 Indenture), holders may require us to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amounts of the 2026 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following our entry into the First Supplemental Indenture, dated as of September 25, 2024, to the 2026 Indenture, upon conversion, we are required to satisfy our conversion obligation with respect to such converted 2026 Notes by paying cash equal to the principal amounts of such converted 2026 Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any.
We initially bifurcated the principal amounts of the 2026 Notes into liability and equity components. The liability component of the 2026 Notes was initially valued at $734.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.8% with the equity component representing the residual amount of the proceeds of $315.2 million, which was recorded as a debt discount. Upon adoption of ASU 2020-06 in the first quarter of fiscal year 2023, our 2026 Notes were accounted for as a single liability, net of unamortized debt issuance costs.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Concurrent with the issuance of the 2032 Notes, we used approximately $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amounts of the 2026 Notes. We also paid $0.7 million of the related accrued interest. We have adopted and applied ASU 2024-04, Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments. We determined that this transaction met the requirements for the settlement of debt as an induced conversion. Accordingly, we recorded $256.9 million, which represents the fair value increase in the fair value of the debt, as a reduction to additional paid-in capital within the Company’s consolidated Balance Sheets as of March 28, 2026, and recognized an inducement expense of $5.9 million in our consolidated statements of operations during the three and nine months ended March 28, 2026, which represents the excess of fair value of the total consideration over the fair value of securities issuable pursuant to the original conversion terms.
Since the closing price of our stock exceeded $129.08 (or 130% of the conversion price of $99.29) for 20 of the last 30 trading days of our first through third quarters of fiscal year 2026, our 2026 Notes remain convertible at the option of the holders during the fourth quarter of fiscal year 2026. Therefore, the 2026 Notes outstanding are recorded as short-term debt, which is presented as current liabilities in our consolidated balance sheets as of March 28, 2026, net of unamortized debt issuance costs. The entire aggregate amount of the 2026 Notes outstanding is recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.
As of April 30, 2026, we have received early conversion requests totaling $152.1 million aggregate principal amount of the 2026 Notes, which will be settled in cash and the conversion value in excess thereof will be settled in shares of common stock in accordance with the 2026 Indenture. In the three and nine months ended March 28, 2026, the aggregate principal amount of the 2026 Notes settled in cash was $0.1 million and $0.2 million, respectively.
On April 7, 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2026 Notes and 2029 Notes. Pursuant to these agreements, we issued an aggregate of approximately 5.7 million shares of our common stock in exchange for approximately $264.8 million and $209.8 million aggregate principal amount of the 2026 Notes and 2029 Notes, respectively, and the related conversion value in excess of the principal amounts thereof. The issuance of common stock in the exchange transactions resulted in incremental dilution of approximately 0.6 million shares of common stock related to the principal amounts. Refer to “Note 17. Subsequent Event” for further details.
Our convertible notes consisted of the following components as of the periods presented (in millions):

March 28, 2026	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
Principal	$468.7	$861.0	$603.7	$1,265.0	$3,198.4
Unamortized debt issuance costs	(0.4)	(2.5)	(2.8)	(9.3)	(15.0)
Net carrying amount of the liability component	$468.3	$858.5	$600.9	$1,255.7	$3,183.4

June 28, 2025	2026 Notes	2028 Notes	2029 Notes	Total
Principal	$1,050.0	$861.0	$603.7	$2,514.7
Unamortized debt issuance costs	(1.7)	(3.3)	(3.5)	(8.5)
Net carrying amount of the liability component	$1,048.3	$857.7	$600.2	$2,506.2
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Contractual interest expense	$4.9	$4.7	$14.6	$14.0
Amortization of debt issuance costs	1.0	0.8	2.9	2.3
Total interest expense	$5.9	$5.5	$17.5	$16.3

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The future interest and principal payments related to our convertible notes are as follows as of March 28, 2026 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
2026	$1.0	$2.1	$3.9	$—	$7.0
2027	469.7	4.3	6.7	4.7	485.4
2028	—	865.3	6.7	4.7	876.7
2029	—	—	6.7	4.7	11.4
2030	—	—	607.1	4.7	611.8
Thereafter	—	—	—	1,274.5	1,274.5
Total payments	$470.7	$871.7	$631.1	$1,293.3	$3,266.8

The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities.
Term Loans
SMBC Term Loan
On August 9, 2024, we entered into a term loan agreement (the “SMBC 2029 Term Loan”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The SMBC 2029 Term Loan provides an aggregate principal amount of 6.4 billion Japanese yen (“JPY”). The loan requires monthly principal payments of approximately 53.3 million JPY, from August 31, 2024 to June 30, 2029 and interest based on a fixed annual interest rate of 0.88%, with the remaining principal of approximately 3.3 billion JPY due on the loan maturity date of July 31, 2029. Under the loan agreement, we cannot prepay the outstanding loan without SMBC’s approval. In the event we prepay the outstanding loan with SMBC’s approval, we shall pay SMBC a settlement amount calculated pursuant to the terms of the loan agreement. The SMBC 2029 Term Loan is secured by the real estate owned in Sagamihara, Japan.
On December 18, 2025, we entered into another term loan agreement (the “SMBC 2026 Term Loan”) with SMBC. The SMBC 2026 Term Loan provides an aggregate principal amount of 7.5 billion JPY. The loan requires monthly principal payments of 125.0 million JPY and interest based on a fixed annual interest rate of 1.44%, with the remaining principal of approximately 6.1 billion JPY due on the loan maturity date of December 19, 2026, subject to repayment pitch of 60 months. Under the loan agreement, we cannot prepay the outstanding loan without SMBC’s approval. In the event the Company prepays the outstanding loan with SMBC’s approval, we shall pay SMBC a settlement amount calculated pursuant to the terms of the loan agreement. The SMBC 2026 Term Loan is secured by the real estate owned in Sagamihara, Japan.
The SMBC 2029 Term Loan and the SMBC 2026 Term Loan are collectively referred to as SMBC Term Loans. We are expected to maintain a debt service coverage ratio of at least 1.2 for our Japan entity for fiscal year 2026 and maintains a U.S. dollar deposit account with a balance, translated into JPY, equal to or greater than the outstanding principal amount of the SMBC 2026 Term Loan both in accordance with the terms of the SMBC term loan agreements.
As of March 28, 2026, we had $78.9 million in principal amount outstanding in SMBC Term Loans, of which the short-term portion of $49.6 million is recorded as current liabilities while the long-term portion of $29.3 million is recorded as long-term debt in our condensed consolidated balance sheets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Mizuho Term Loan
On September 20, 2024, we entered into a term loan agreement (the “Mizuho Term Loan”) with Mizuho Bank, Ltd. (“Mizuho”), in order to finance our planned manufacturing expansions. The Mizuho Term Loan provides for borrowings of 4.5 billion JPY with a 5-year term from the funding date September 20, 2024. The loan requires quarterly principal payments of approximately 225.0 million JPY commencing on December 20, 2024 with the final payment on September 20, 2029. The Mizuho Term Loan bears interest at a fixed annual rate of 0.90%. The Mizuho Term Loan is secured by the real estate assets owned by NeoPhotonics Semiconductor GK. The Mizuho Term Loan agreement requires that we and certain of our domestic subsidiaries comply with covenants relating to customary matters, including obtaining approval from Mizuho prior to transferring, creating a security interest, or disposing of the collateral assets; obtaining approval from Mizuho prior to a business transfer, business acquisition, corporate reorganization or changes such as mergers, company splits, share exchanges or share transfers or capital structure changes; obtaining approval from Mizuho prior to changing our indirect ownership in Lumentum Japan, Inc; and obtaining approval from Mizuho prior to a distribution of dividends by Lumentum Japan, Inc. to its shareholders. In addition, under the Mizuho Term Loan, we maintain certain balance in U.S. dollar time and savings deposit accounts in accordance with the terms of the Mizuho Term Loan Agreement.
As of March 28, 2026, we had $19.5 million in principal amount outstanding, of which the short-term portion of $5.6 million is recorded as current liabilities while the long-term portion of $13.9 million is recorded as long-term debt in our condensed consolidated balance sheets.
The SMBC Term Loan and the Mizuho Term Loan are collectively referred to as Japan Term Loans.
Revolving Credit Facility
On December 19, 2025, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, National Association, as administrative and collateral agent. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. The Credit Agreement provides that we have the right at any time and from time to time to incur one or more incremental revolving commitments and/or incremental term loans up to an unlimited amount, subject to certain customary conditions precedent and other requirements. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes.
Revolving loans under the Credit Agreement may be borrowed, repaid and reborrowed, without premium or penalty (subject to customary breakage costs), until their maturity date under the Credit Agreement, at which time all amounts borrowed must be repaid. Revolving loans under the Credit Agreement will mature on December 19, 2030, subject to earlier maturity on the date that is 91 days prior to the final scheduled maturity date of our existing outstanding convertible notes, if on such date, we are unable to satisfy certain liquidity and/or total net leverage requirements.
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
The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. The negative covenants include, among others, restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates and prepayments of subordinated debt, all subject to certain exceptions. In addition, the Credit Agreement contains financial covenants, tested at the end of each fiscal quarter, requiring us to maintain a secured net leverage ratio of less than or equal to 3.25:1.00, subject to a 0.50:1.00 step-up for four fiscal quarters in connection with a material acquisition, and an interest coverage ratio of no less than 3.00:1.00.
The obligations under the Credit Agreement are required to be guaranteed by certain of our material domestic subsidiaries and are secured by substantially all of our and subsidiary guarantors assets, subject to customary exceptions.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 28, 2026, there were no borrowings outstanding under the revolving credit facility.
We incurred financing costs of about $2.4 million in connection with the revolving credit facility, which was presented as other non-current assets in our condensed consolidated balance sheets and are amortized to interest expense over the term of the facility. As of March 28, 2026, the remaining unamortized financing costs was about $2.3 million.
Note 10. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss), net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 28, 2025	$9.9	$(1.6)	$0.7	$9.0
Other comprehensive gain (loss), net	(0.3)	—	0.4	0.1
Ending balance as of September 27, 2025	$9.6	$(1.6)	$1.1	$9.1
Other comprehensive gain, net	—	—	0.3	0.3
Ending balance as of December 27, 2025	$9.6	$(1.6)	$1.4	$9.4
Other comprehensive loss, net	—	—	(2.4)	(2.4)
Ending balance as of March 28, 2026	$9.6	$(1.6)	$(1.0)	$7.0

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 29, 2024	$9.8	$0.7	$(1.2)	$9.3
Other comprehensive gain, net	—	—	2.3	2.3
Ending balance as of September 28, 2024	$9.8	$0.7	$1.1	$11.6
Other comprehensive loss, net	(0.3)	—	(1.1)	(1.4)
Ending balance as of December 28, 2024	$9.5	$0.7	$—	$10.2
Other comprehensive loss, net	0.3	—	0.6	0.9
Ending balance as of March 29, 2025	$9.8	$0.7	$0.6	$11.1
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
(3) For the three and nine months ended March 28, 2026, our unrealized gain on available-for-sale securities is presented net of tax of nil for both periods.
For the three and nine months ended March 29, 2025, our unrealized gain (loss) on available-for-sale securities is presented net of tax of nil for both periods.

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
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Balance as of beginning of period	$2.2	$1.5	$2.5	$11.1
Charges	1.1	7.2	9.0	17.6
Payments and other adjustments	(1.3)	(6.8)	(9.5)	(26.8)
Balance as of end of period	$2.0	$1.9	$2.0	$1.9
During the three and nine months ended March 28, 2026, we recorded restructuring and related charges of $1.1 million and $9.0 million, respectively, primarily related to a reduction in force during the period in order to enhance operational efficiency and realign our investments toward the most critical initiatives.
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
We recorded a tax provision of $39.6 million and $58.9 million for the three and nine months ended March 28, 2026. Our tax provision for the three months ended March 28, 2026 includes a discrete tax benefit of 7.3 million primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the quarter and return-to-provision differences, partially offset by the tax expense related to the remeasurement of certain tax-related accounts. Our tax provision for the nine months ended March 28, 2026 includes a discrete tax expense of $6.8 million, primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the period, return-to-provision differences and the revaluation of deferred tax balances, partially offset by the tax expense associated with income from a claim settlement, the currency remeasurement of certain tax-related accounts, and interest accruals on uncertain tax positions.
We recorded a tax provision of $4.9 million and $26.7 million for the three and nine months ended March 29, 2025, respectively. Our tax provision for the three months ended March 29, 2025 is primarily attributable to the income tax expense from uncertain tax positions and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions. Our tax provision for the nine months ended March 29, 2025 is primarily attributable to the income tax expense from pre-tax earnings, uncertain tax positions, interest on uncertain tax positions, foreign return-to-provision differences and withholding taxes, partially offset by the tax benefit from prior year changes in uncertain tax positions.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our estimated effective tax rate for the nine months ended March 28, 2026 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign income inclusions in the U.S., current year valuation allowance change, and changes in unrecognized tax benefits, partially offset by the income tax benefit from foreign rate differential and various income tax credits.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of March 28, 2026, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future.
As of March 28, 2026, we had $70.4 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax examinations that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.4 million over the next 12 months.
Note 13. Equity
Series A Convertible Preferred Stock
On March 2, 2026, we completed the issuance and sale of approximately 2.9 million shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) to NVIDIA Corporation (“NVIDIA”), in a private placement pursuant to a Securities Purchase Agreement. The shares of Series A Preferred Stock were sold at a price of $695.31 per share for an aggregate purchase price of $2.0 billion in cash. The Series A Preferred Stock has the following terms which are set forth in the Certificate of Designation filed with the Secretary of State of the State of Delaware (the “Certificate of Designation”):
Conversion. The Series A Preferred Stock will convert on a one-for-one basis into shares of our common stock (i) at the option of the holder, provided, that, no holder may exercise this conversion right until the expiration or termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder or (ii) automatically immediately before the closing of a qualified sale. A qualified sale is defined as the bona fide sale of the Series A Preferred Stock to the Company or a non-affiliate of the holder.
Dividends. Each holder of Series A Preferred Stock will be entitled to receive dividends in the same manner as holders of our common stock, as determined on an as-converted basis, assuming all outstanding shares of Series A Preferred Stock have converted pursuant to the terms of the Certificate of Designation as of immediately prior to the record date of the applicable dividend.
Voting Rights. Other than with respect to the election of directors, for which the Series A Preferred Stock will not be entitled to vote, holders of Series A Preferred Stock will vote together with holders of our common stock on an as-converted basis. We may not alter or change adversely the powers, preferences or rights of the Series A Preferred Stock or alter or amend the Certificate of Designation without the affirmative vote or consent of a majority of the outstanding shares of Series A Preferred Stock.
Dissolution, Liquidation or Winding Up. In connection with a dissolution, liquidation or winding up of the Company, distributions to our stockholders shall be made among the holders of Series A Preferred Stock and our common stock pro rata in proportion to number of shares held by each such holder. All shares of Series A Preferred Stock shall be treated as if they had been converted to our common stock pursuant to the terms of the Certificate of Designation immediately prior to such event.
No Preemptive or Redemption Rights. The holders of Series A Preferred Stock have no preemptive or redemption rights.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On November 28, 2023, we adopted and assumed the Amended and Restated Share Option Scheme of Cloud Light Optoelectronics Limited (the “Cloud Light Scheme” and together with the 2015 Plan, the “Prior Plans”) in connection with the Cloud Light acquisition. The Cloud Light Scheme provides for the grant of stock options, RSAs, RSUs, SARs, and performance shares to eligible employees and other service providers.
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
As of March 28, 2026, we had 3.4 million shares subject to stock options, RSUs, RSAs, and PSUs issued and outstanding under the Equity Incentive Plans. RSUs and PSUs are performance-based, market-based and time-based or any combination thereof and are expected to vest within four years. As of March 28, 2026, 3.4 million shares of common stock under the Equity Incentive Plans were available for grant.
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
During the nine months ended March 28, 2026, our board of directors approved grants of 1.1 million RSUs, which primarily vest over three years. The fair value of these grants is based on the closing market price of our common stock on the grant date.

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
During the nine months ended March 28, 2026, our board of directors granted 0.1 million PSUs with an aggregate grant date fair value of $13.7 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of earnings per share targets, as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. In addition, the board of directors also approved a grant of 0.1 million PSUs with an aggregate grant date fair value of $33.0 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of the Company’s total shareholder return (or “TSR”) relative to specified peer group, as well as service conditions, over three years. The number of shares that ultimately vest may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. The Company estimated the grant date fair value of these PSU awards using a Monte-Carlo simulation model, which was calculated at $282.85 per share.
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
Employee Stock Purchase Plan
Our ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate upon the date on which all shares available for issuance have been sold. We estimate the fair value of the ESPP shares on the date of grant using the Black-Scholes option-pricing model. Of the 3.0 million shares authorized under the ESPP, 0.3 million shares remained available for issuance as of March 28, 2026.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cost of sales	$9.2	$9.2	$30.7	$28.1
Research and development	9.4	11.2	29.0	31.9
Selling, general and administrative	23.0	42.4	69.7	77.2
Total stock-based compensation	$41.6	$62.8	$129.4	$137.2

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our stock-based compensation by equity awards for the periods presented were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
RSUs	$28.5	$31.5	$81.1	$80.3
AIP PSUs	—	8.3	4.8	21.9
TSR PSUs	4.5	1.0	12.0	1.6
Other PSUs	5.9	19.4	21.3	24.7
Total PSUs	10.4	28.7	38.1	48.2
Options	1.0	1.3	3.6	3.9
ESPP	1.3	1.2	4.1	3.4
Sub-total	41.2	62.7	126.9	135.8
Change in stock-based compensation capitalized to inventory	0.4	0.1	2.5	1.4
Total stock-based compensation	$41.6	$62.8	$129.4	$137.2
During the three and nine months ended March 28, 2026, we recorded $10.4 million and $38.1 million of stock-based compensation related to PSUs, respectively. During the three and nine months ended March 29, 2025, we recorded $28.7 million and $48.2 million of stock-based compensation related to PSUs, respectively, which includes about $18.2 million of additional stock-compensation resulting from modifications as discussed below on both periods.
On February 2, 2025, the Company and our former President and Chief Executive Officer mutually agreed to modify the terms of previously granted equity awards by changing the level of remaining service condition required for vesting. In accordance with ASC 718, Compensation - Stock Compensation, the Company accounted for the change as a modification as the Company determined the remaining service conditions were non-substantive. For awards that vested on February 20, 2025, the separation date, we recognized compensation expense equal to the sum of the remaining unrecognized grant-date fair value amounting to $9.0 million during the three and nine months ended March 29, 2025. For awards that vested on December 15, 2025, the termination date, we recognized compensation expense equal to the sum of the remaining unrecognized grant-date fair value and any incremental fair value resulting from the modification of $19.2 million during the three and nine months ended March 29, 2025.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Income tax benefit associated with stock-based compensation	$14.2	$5.4	$24.5	$11.5
Approximately $12.1 million and $14.6 million of stock-based compensation was capitalized to inventory as of March 28, 2026 and June 28, 2025, respectively.
The table below summarizes the unrecognized stock-based compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of March 28, 2026:

	Unrecognized stock-based compensation (in millions)	Weighted-average period (in years)
RSUs	$167.1	1.9
PSUs	83.2	2.2
Stock options	2.3	0.6
ESPP	0.7	0.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Award Activity
The following table summarizes our award activities for the nine months ended March 28, 2026 (in millions):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 28, 2025	0.6	$8.1	2.6	$59.9	1.6	$61.0
Granted	—	—	1.1	138.0	0.2	120.4
Vested/Exercised	(0.3)	7.9	(1.2)	61.8	(0.9)	57.0
Canceled/Forfeited	—	—	(0.2)	68.0	(0.1)	82.2
Balance as of March 28, 2026	0.3	$8.1	2.3	$95.6	0.8	$82.5
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 28, 2025	2.6
Authorized	3.2
Removed	(1.4)
Granted	(1.3)
Canceled/Forfeited	0.3
Balance as of March 28, 2026	3.4
Employee Stock Purchase Plan Activity
The ESPP expense for the three and nine months ended March 28, 2026 was $1.3 million and $4.1 million, respectively. The ESPP expense for the three and nine months ended March 29, 2025 was $1.2 million and $3.4 million, respectively. The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period.
During the nine months ended March 28, 2026 and March 29, 2025, there were 0.1 million and 0.2 million shares issued to employees through the ESPP, respectively.
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $1,795.6 million as of March 28, 2026 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Balance as of beginning of period	$22.7	$12.8	$14.4	$13.2
Warranties assumed in Cloud Light acquisition	—	—	—	0.8
Provision for warranty (1)	4.4	1.8	20.7	6.2
Utilization of reserve, net	(2.1)	(1.6)	(10.1)	(7.2)
Balance as of end of period	$25.0	$13.0	$25.0	$13.0
(1) During the nine months ended March 28, 2026, we recorded $9.8 million of warranty expense associated with Cloud Light’s legacy products in our condensed consolidated statements of operations.
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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of March 28, 2026, the accrual for expected settlement of litigation matters was not material.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Regulatory Matters
In August 2024, we received inquiries from the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) and Department of Justice (“DOJ”) following our voluntary disclosure to BIS in December 2023, and supplemented in April 2024. We continue to cooperate with both agencies on this matter. We are unable to predict the likely outcome of these matters.
Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Exposure under these agreements is unknown, because claims may be made against us in the future, and we may record charges in the future as a result of these indemnification obligations.
On March 5, 2025, we completed a sale of net assets located in an entity in Shenzhen, China. We have reclassified a $21.4 million unrecognized tax position to other non-current liabilities in the condensed consolidated balance sheets as of June 28, 2025 for an indemnification liability related to the sale of certain assets. This does not impact our results of operations for the year ended June 28, 2025. We did not have any other material indemnification claims that were probable or reasonably possible.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue based on customer shipping locations (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 28, 2026		March 29, 2025		March 28, 2026		March 29, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$185.9	23.0%	$70.5	16.6%	$424.3	21.1%	$213.5	18.3%
Mexico	103.4	12.8	38.8	9.1	279.6	13.9	110.1	9.5
Other Americas	1.6	0.2	6.4	1.5	12.2	0.7	13.5	1.2
Total Americas	$290.9	36.0%	$115.7	27.2%	$716.1	35.7%	$337.1	29.0%

Asia-Pacific:
Hong Kong	$136.0	16.8%	$96.5	22.7%	$347.8	17.3%	$285.7	24.5%
Thailand	176.8	21.9	79.1	18.6	408.9	20.4	206.3	17.7
China	70.2	8.7	31.4	7.4	174.1	8.7	64.1	5.5
Japan	29.2	3.6	20.8	4.9	74.0	3.7	56.1	4.8
Other Asia-Pacific	52.7	6.5	39.4	9.3	157.9	7.8	101.3	8.7
Total Asia-Pacific	$464.9	57.5%	$267.2	62.9%	$1,162.7	57.9%	$713.5	61.2%

EMEA	$52.6	6.5%	$42.3	9.9%	$128.9	6.4%	$113.7	9.8%

Total net revenue	$808.4	100.0%	$425.2	100.0%	$2,007.7	100.0%	$1,164.3	100.0%
During the three months ended March 28, 2026, two customers individually accounted for 26% and 12% of our total revenue, respectively. During the nine months ended March 28, 2026, two customers individually accounted for 24% and 16% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three months ended March 29, 2025, two customers individually accounted for 17%, 15% of our total revenue, respectively. During the nine months ended March 29, 2025, three customers individually accounted for 16%, 14%, and 10% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.
As of March 28, 2026, two customers individually accounted for 25% and 10% of gross accounts receivable, respectively. As of June 28, 2025, two customers individually accounted for 13% and 11% of gross accounts receivable, respectively. We had no other customers that represented 10% or greater of our gross accounts receivable.
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

	March 28, 2026	June 28, 2025
Property, plant and equipment, net
United States	$130.0	$123.0
Thailand	328.4	218.6
Japan	205.7	144.3
United Kingdom	129.4	109.4
China	118.2	76.8
Other countries	52.6	54.3
Total property, plant and equipment, net	$964.3	$726.4
We purchase a portion of our inventory from contract manufacturers that are located primarily in Thailand, Taiwan, and Malaysia. During the three and nine months ended March 28, 2026, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 19% of the total net inventory purchases, for each period. During the three and nine months ended March 29, 2025, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 27% and 27% of the total net inventory purchases, respectively.
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by type of products and by geography. We do not present other levels of disaggregation, such as by customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue by type of product (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 28, 2026		March 29, 2025		March 28, 2026		March 29, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Components	533.3	66.0%	300.8	70.7%	1,356.2	67.5%	$795.9	68.4%
Systems	275.1	34.0%	124.4	29.3%	651.5	32.5%	368.4	31.6%
Net revenue	$808.4	100.0%	$425.2	100.0%	$2,007.7	100.0%	$1,164.3	100.0%
Refer to “Note 15. Operating Segments and Geographic Information” for a presentation of disaggregated revenue by geography.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	March 28, 2026	June 28, 2025	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$441.6	$250.0	$191.6	76.6%
Deferred revenue and customer deposits (1)	Other current liabilities	$7.3	$0.7	$6.6	942.9%
Deferred revenue and customer deposits (1)	Other non-current liabilities	$2.2	$—	$2.2	n/a
(1) We recorded the total $6.9 million of below-market contract liability related to our acquisition of a business in March 2026 in our consolidated balance sheets, wherein about $6.1 million was recorded as other current liabilities and about $0.8 million was recorded as other non-current liabilities, which will be amortized and recorded as revenue over the term of the supply agreement. During the three and nine months ended March 28, 2026, we have recognized approximately $0.4 million of this amount to revenue. Refer to “Note 4. Business Combinations” for details.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17. Subsequent Event
On April 7, 2026, we entered into privately negotiated exchange agreements with certain holders of our 2026 Notes and 2029 Notes (collectively referred to as the “Exchanged Notes”). The exchange transactions closed in April 2026. Pursuant to these agreements, we issued in aggregate of approximately 5.7 million shares of our common stock in exchange for approximately $474.6 million aggregate principal amounts of the Exchanged Notes and related conversion value in excess of the principal amounts thereof. The Company did not receive any cash proceeds from the exchange transactions. Following the closing of the exchange transactions (after taking into account early conversion requests that have been received, but not yet settled, as of April 30, 2026), approximately $52.0 million aggregate principal amounts of the 2026 Notes and approximately $68.8 million aggregate principal amounts of the 2029 Notes remain outstanding, in each case, with terms unchanged. The Exchanged Notes were canceled upon settlement, and the issuance of common stock in the exchange transactions resulted in incremental dilution of 0.6 million shares of common stock related to the principal amounts.

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

Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our markets and industry, products and strategy, the impact of import and export regulation changes, the expected benefits of our acquisitions, macroeconomic conditions, including supply chain conditions and inventory management by our customers, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and research and development efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, market and regulatory conditions, trends and uncertainties in our business and financial results, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
Industry Conditions
Through fiscal year 2024, we experienced significant fluctuations in demand as customers delayed projected shipments or built up inventory in response to supply shortages and then brought down inventories as supply chain constraints eased. Our revenue fluctuated in response to these changes in demand and our margins were adversely impacted as we were not able to fully recover costs, such as underutilized manufacturing capacity. However, beginning in the first quarter of fiscal year 2025, network equipment manufacturers normalized inventory levels and we have seen increasing demand from AI and cloud customers as they continue to expand their data centers. In fiscal year 2026, we have continued to experience increasing demand, driven in part by the continued advances in cloud and AI infrastructure. This demand is outpacing our current supply which has required us to make decisions on supply allocation. We are investing in manufacturing capacity, both internally and with contract manufacturers, to meet demand.
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
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 28, 2025 provides a complete discussion of our critical accounting policies and estimates. There have been no changes to these policies during the three and nine months ended March 28, 2026, except as noted below:
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
Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net revenue by type of products:
Components	66.0%	70.7%	67.5%	68.4%
Systems	34.0	29.3	32.5	31.6
Net revenue	100.0	100.0	100.0	100.0
Cost of sales	53.4	66.7	58.3	68.8
Amortization of acquired developed intangibles	2.4	4.5	2.9	5.4
Gross profit	44.2	28.8	38.8	25.8
Operating expenses:
Research and development	11.2	17.9	12.6	19.3
Selling, general and administrative	11.2	26.3	13.5	22.7
Restructuring and related charges	0.2	1.7	0.5	1.5
Gain on sale of facility	—	(8.2)	—	(3.0)
Total operating expenses	22.6	37.7	26.6	40.5
Income (loss) from operations	21.6	(8.9)	12.2	(14.7)
Escrow settlement	—	—	1.4	—
Interest expense	(0.8)	(1.3)	(0.9)	(1.5)
Other income, net	1.9	1.0	1.5	2.4
Income (loss) before income taxes	22.7	(9.2)	14.2	(13.8)
Income tax provision	4.9	1.2	2.9	2.3
Net income (loss)	17.8%	(10.4)%	11.3%	(16.1)%

Financial data for the three months ended March 28, 2026
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2026	March 29, 2025	Change	Percentage Change	March 28, 2026	March 29, 2025	Change	Percentage Change
Net revenue by type of products:
Components	$533.3	$300.8	$232.5	77.3%	$1,356.2	$795.9	$560.3	70.4%
System	275.1	124.4	150.7	121.1%	651.5	368.4	283.1	76.8%
Net revenue	$808.4	$425.2	$383.2	90.1%	$2,007.7	$1,164.3	$843.4	72.4%

Gross profit	$357.0	$122.5	$234.5	191.4%	$778.6	$300.0	$478.6	159.5%
Gross margin	44.2%	28.8%			38.8%	25.8%

Research and development	$90.6	$75.9	$14.7	19.4%	$252.1	$224.4	$27.7	12.3%
Percentage of net revenue	11.2%	17.9%			12.6%	19.3%

Selling, general and administrative	$90.8	$112.0	$(21.2)	(18.9)%	$272.0	$264.6	$7.4	2.8%
Percentage of net revenue	11.2%	26.3%			13.5%	22.7%

Restructuring and related charges (reversals)	$1.1	$7.2	$(6.1)	(84.7)%	$9.0	$17.6	$(8.6)	(48.9)%
Percentage of net revenue	0.2%	1.7%			0.4%	1.5%

Gain on sale of facility	$—	$(34.9)	$34.9	(100.0)%	$—	$(34.9)	$34.9	(100.0)%
Percentage of net revenue	—%	(8.2)%			—%	(3.0)%

Net Revenue
Net revenue increased by $383.2 million, or 90.1%, during the three months ended March 28, 2026 compared to the three months ended March 29, 2025, driven by a $232.5 million increase in Components products and $150.7 million increase in Systems products.
The increase in Components products was primarily driven by the ramp of laser chip and laser assembly product shipments to support strong, broad-based demand across intra-data center, data center interconnect, and long-haul applications. Additionally, a slight increase in average selling prices of laser chip products contributed to the increase in Components revenue driven primarily by a shift to 200G lane speeds. The remaining approximately 12% of Components revenue growth was due to an increase in shipment volume of data transport products, encompassing line subsystems solutions for long-haul terrestrial networks and charge pump products used in sub-sea network installations.
The increase in our Systems products was primarily driven by our cloud transceiver product lines which increased by more than $137.0 million due to higher shipment volume, partially offset by lower average selling prices. We also continued the initial phase of optical circuit switch shipments, which contributed more than $25.0 million in revenue during the three months ended March 28, 2026, and we remain on track for manufacturing expansion over the coming quarters to support future growth.
Net revenue increased by $843.4 million, or 72.4%, during the nine months ended March 28, 2026 compared to the nine months ended March 29, 2025, driven by a $560.3 million increase in Components products and a $283.1 million increase in Systems products.
The increase in Components products was primarily driven by the ramp of laser chip and laser assembly product shipments to support strong, broad-based demand across intra-data center, data center interconnect, and long-haul applications. Additionally, a slight increase in average selling prices of laser chip products contributed to the increase in Components revenue driven primarily by a shift to 200G lane speeds. The remaining approximately 19% of Components revenue growth was due to an increase in shipment volume of data transport products, encompassing line subsystems solutions for long-haul terrestrial networks and charge pump products used in sub-sea network installations.
The increase in our System products was primarily driven by our cloud transceiver product lines which increased by more than $268.0 million due to an increase in shipment volume, partially offset by lower average selling prices. We also continued the initial phase of optical circuit switch shipments, which contributed more than $38.0 million of revenue during the nine months ended March 28, 2026.
During the three months ended March 28, 2026, two customers individually accounted for 26% and 12% of our total revenue, respectively. During the nine months ended March 28, 2026, two customers individually accounted for 24% and 16% of our total net revenue, respectively. We had no other customers that represented 10% or greater of our total net revenue.

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue based on customer shipping locations (in millions, except percentage data):

	Three Months Ended				Nine Months Ended
	March 28, 2026		March 29, 2025		March 28, 2026		March 29, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$185.9	23.0%	$70.5	16.6%	$424.3	21.1%	$213.5	18.3%
Mexico	103.4	12.8	38.8	9.1	279.6	13.9	110.1	9.5
Other Americas	1.6	0.2	6.4	1.5	12.2	0.7	13.5	1.2
Total Americas	$290.9	36.0%	$115.7	27.2%	$716.1	35.7%	$337.1	29.0%

Asia-Pacific:
Hong Kong	$136.0	16.8%	$96.5	22.7%	$347.8	17.3%	$285.7	24.5%
Thailand	176.8	21.9	79.1	18.6	408.9	20.4	206.3	17.7
China	70.2	8.7	31.4	7.4	174.1	8.7	64.1	5.5
Japan	29.2	3.6	20.8	4.9	74.0	3.7	56.1	4.8
Other Asia-Pacific	52.7	6.5	39.4	9.3	157.9	7.8	101.3	8.7
Total Asia-Pacific	$464.9	57.5%	$267.2	62.9%	$1,162.7	57.9%	$713.5	61.2%

EMEA	$52.6	6.5%	$42.3	9.9%	$128.9	6.4%	$113.7	9.8%

Total net revenue	$808.4	100.0%	$425.2	100.0%	$2,007.7	100.0%	$1,164.3	100.0%
For the three and nine months ended March 28, 2026, net revenue from customers outside the United States, based on customer shipping locations, represented 77.0% and 78.9% of net revenue, respectively.
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
Gross Margin
Gross margin for the three months ended March 28, 2026 increased to 44.2% from 28.8% for the three months ended March 29, 2025, primarily driven by the positive impact of higher revenue from our laser chip, laser assembly, and data transport products. Approximately 46% of the gross margin increase was driven by lower manufacturing costs as a percentage of revenue, primarily due to higher internal factory utilization. Additionally, 37% of the gross margin increase was driven by a mix shift to higher margin products. The remaining 17% increase in gross margin relates to the decrease in amortization of acquired intangibles as a percentage of revenue.

Gross margin for the nine months ended March 28, 2026 increased to 38.8% from 25.8% for the nine months ended March 29, 2025, primarily driven by the positive impact of higher revenue from our laser chip, laser assembly, and data transport products. Approximately 57% of the gross margin increase was driven by lower manufacturing costs as a percentage of revenue, primarily due to higher internal factory utilization. Additionally, 23% of the gross margin increase was driven by was driven by a mix shift to higher margin products. The remaining 20% increase in gross margin relates to the decrease in amortization of acquired intangibles as a percentage of revenue.
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
Research and Development (“R&D”)
R&D expense increased by $14.7 million, or 19.4% for the three months ended March 28, 2026 compared to the three months ended March 29, 2025, primarily due to a $6.8 million increase in our cash incentive compensation due to higher revenue and profit levels and prior year annual incentive plan was mostly stock-based, $5.3 million increase in charges related to new R&D programs, and $2.9 million in employee benefits and taxes driven by higher headcount. This was partially offset by a $1.8 million decrease in stock-based compensation as prior year as prior year annual incentive plan was mostly stock-based.
R&D expense increased by $27.7 million, or 12.3% for the nine months ended March 28, 2026 compared to the nine months ended March 29, 2025, primarily due to a $18.3 million increase in our cash incentive compensation due to higher revenue and profit levels and prior year annual incentive plan was mostly stock-based, and a $7.2 million increase in payroll related expenses primarily driven by equity-related taxes. In addition, incremental investments related to new R&D programs were partially offset by a decrease in stock-based compensation.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense decreased by $21.2 million, or 18.9%, during the three months ended March 28, 2026 compared to the three months ended March 29, 2025, primarily due to a decrease of $20.4 million in stock-based compensation driven by equity award modifications as well as $5.2 million of severance and sign-on payments, all related to executive employee transitions that occurred in the three months ended March 29, 2025. In addition, we also recognized a $3.1 million bad debt expense during the three months ended March 29, 2025. We did not have similar transactions and no similar charges were incurred during the three months ended March 28, 2026. These decreases were partially offset by a $6.2 million increase payroll related expenses in the three months ended March 28, 2026 driven by our cash incentive compensation due to higher revenue and profit levels and equity-related taxes.
SG&A expense increased by $7.4 million, or 2.8%, during the nine months ended March 28, 2026 compared to the nine months ended March 29, 2025, primarily due to a $14.2 million increase in our cash incentive compensation due to higher revenue and profit levels and prior year annual incentive plan was mostly stock-based, a $9.4 million increase in employee benefits and taxes primarily driven by equity-related taxes, a $7.7 million loss on sale of our two commercial buildings and a $5.8 million increase in legal fees. These increases were partially offset by a decrease of $12.9 million in amortization of intangible assets as certain assets were fully amortized, a decrease of $8.4 million in stock-based compensation driven by equity award modifications as well as $5.2 million of severance and sign-on payments, all related to executive employee transitions incurred in the prior year period, and a $3.4 million reduction in bad debt expense.
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
During the three and nine months ended March 28, 2026, we recorded restructuring and related charges of $1.1 million and $9.0 million, respectively, primarily related to a reduction in force during the period in order to enhance operational efficiency and realign our investments toward the most critical initiatives.
Gain on Sale of Facility
In the three months ended March 29, 2025, we completed the sale of our net assets in an entity in Shenzhen, China and received net proceeds of $47.8 million, which was net of cash of $17.6 million and direct selling costs of $1.1 million. The net assets sold consist primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $12.9 million, and were used for manufacturing and research and development activities. As a result, we recognized a gain on sale of facility of $34.9 million, which was recorded in our condensed consolidated statements of operations for the three and nine months ended March 29, 2025. We paid $4.4 million of withholding taxes on this sale transaction, which is recorded as part of the income tax provision for the three and nine months ended March 29, 2025. We also incurred $0.4 million and $0.7 million of indirect selling expenses related to this transaction, which was recorded as part of selling, general and administrative expenses in our condensed consolidated statements of operations for the three and nine months ended March 29, 2025.
Escrow Settlement
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). In accordance with a definitive merger agreement, dated as of October 29, 2023, between the Company and Cloud Light, cash consideration included $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations and customary adjustment for working capital. In November 2025, the Company and the former shareholders of Cloud Light mutually agreed to settle outstanding indemnification claims for $27.5 million and signed a settlement agreement releasing the balance of the escrow fund to the former Cloud Light shareholders and releasing them of their indemnification obligations. Since the measurement period has expired, we recorded the settlement amount of $27.5 million as other income, net in our condensed consolidated statements of operations for the nine months ended March 28, 2026.
Interest Expense
For the three months ended March 28, 2026 and March 29, 2025, we recorded interest expense of $6.2 million and $5.7 million, respectively. The increase in interest expense for the three months ended March 28, 2026 is mainly due to the issuance of the 2032 Notes in September 2025.
For the nine months ended March 28, 2026 and March 29, 2025, we recorded interest expense of $18.2 million and $16.8 million, respectively. The increase in interest expense for the nine months ended March 28, 2026 is mainly due to the issuance of the 2032 Notes in September 2025. Interest expense is primarily driven by the amortization of the debt issuance costs of our convertible notes.
Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Foreign exchange and other gains (losses), net	$0.8	$(3.6)	$1.7	$1.6
Interest and investment income, net	14.9	7.8	35.1	26.2
Inducement expense and others	(0.2)	—	(6.1)	—
Total other income, net	$15.5	$4.2	$30.7	$27.8

Other income, net for the three months ended March 28, 2026 increased by $11.3 million compared to the three months ended March 29, 2025 primarily due to an increase of $7.1 million in interest and investment income driven by the $2.0 billion proceeds from issuance of Series A Convertible Preferred Stock, which was invested in money market funds, and a decrease in net foreign exchange loss of $4.4 million as the U.S. dollar strengthened against the Japanese Yen, which is the underlying currency for our term loans.

Other income, net for the nine months ended March 28, 2026 increased by $2.9 million from the nine months ended March 29, 2025 primarily due to an increase of $8.9 million in interest and investment income driven by the $2.0 billion proceeds from issuance of Series A Convertible Preferred Stock, which was invested in money market funds, and a $2.0 million interest and investment income related to the Cloud Light escrow settlement. This was offset by a $5.9 million inducement expense related to the partial repurchase of 2026 Notes.
Provision for Income Taxes
The following table summarizes provision for income taxes for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Income tax provision	$39.6	$4.9	$58.9	$26.7
We recorded a tax provision of $39.6 million and $58.9 million for the three and nine months ended March 28, 2026. Our tax provision for the three months ended March 28, 2026 includes a discrete tax benefit of 7.3 million primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the quarter and return-to-provision differences, partially offset by the tax expense related to the remeasurement of certain tax-related accounts. Our tax provision for the nine months ended March 28, 2026 includes a discrete tax expense of $6.8 million, primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the period, return-to-provision differences and the revaluation of deferred tax balances, partially offset by the tax expense associated with income from a claim settlement, the currency remeasurement of certain tax-related accounts, and interest accruals on uncertain tax positions.
Our estimated effective tax rate for the nine months ended March 28, 2026 differs from the 21% U.S. statutory rate primarily due to the income tax expense from foreign income inclusions in the U.S., current year valuation allowance change, and changes in unrecognized tax benefits, partially offset by the income tax benefit from foreign rate differential and various income tax credits.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of March 28, 2026, we maintain a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets. Due to cumulative losses over recent years and based on all available evidence, we determined that it is more likely than not that our U.S. deferred tax assets will not be realized. However, given our current and anticipated future earnings, we believe there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to support a release of all or a significant portion of the U.S. valuation allowance. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance released are subject to change and are based on the level of profitability that we are able to achieve and can reasonably forecast, as well as other positive and negative evidence.
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

Financial Condition
Liquidity and Capital Resources
As of March 28, 2026 and June 28, 2025, our cash and cash equivalents were $2,617.8 million and $520.7 million, respectively. As of March 28, 2026 and June 28, 2025, our short-term investments of $554.5 million and $356.4 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy provide for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of March 28, 2026 and June 28, 2025 was $375.2 million and $398.3 million, respectively, which was primarily held by entities incorporated in the United Kingdom, Japan, Hong Kong, China, Switzerland, and Thailand. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
Our intent is to indefinitely reinvest funds held outside the United States. Except for the funds held in the Cayman Islands, the British Virgin Islands, Hong Kong and Japan, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. However, if in the future, we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings, or other internal or external sources, or the cost to bring back the money is not significant from a tax perspective, we may determine that cash repatriations are necessary or desirable. Repatriation could result in additional taxes that are material. These factors may cause us to have an overall tax rate higher than other companies or higher than our tax rates in the past. Additionally, if conditions warrant, we may seek to obtain additional financing through debt or equity sources. To the extent we issue additional shares, it may create dilution to our existing stockholders. However, any such financing may not be available on terms favorable to us or may not be available at all.
Beginning in fiscal year 2023, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize research and development expenditures and amortize domestic expenditures over five years and foreign expenditures over fifteen years. The One Big Beautiful Bill Act (“OBBBA”) enacted in July 2025 eliminates capitalization of domestic research and development expenditures for taxable years beginning on or after January 1, 2025, but retains the requirement to amortize foreign research and development expenditures over 15 years. In addition, the OBBBA permits all taxpayers who paid or incurred domestic research and development expenses in tax years beginning on or after January 1, 2022 and before January 1, 2025 to elect to deduct any remaining unamortized amount over a one-year period or ratably over a two-year period (at the taxpayer’s election), accelerating the benefit of such expenses. We have evaluated these changes during the three and nine months ended March 28, 2026, and the impact to our tax provision during these periods is not material.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of March 28, 2026, available borrowing capacity under our Credit Agreement, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months.
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

Contractual Obligations
The following table summarizes our contractual obligations as of March 28, 2026, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments Due
	Total	Less Than 1 Year	More Than 1 Year
Contractual Obligations
Asset retirement obligations	$7.1	$—	$7.1
Operating lease liabilities, including imputed interest (1)	34.0	13.6	20.4
Pension plan contributions (2)	2.0	2.0	—
Purchase obligations (3)	1,795.6	1,629.9	165.7
Term loans - principal (5)	98.4	55.2	43.2
Term loans - interest (5)	1.6	0.9	0.7
Convertible notes - principal (4)	3,198.4	468.7	2,729.7
Convertible notes - interest (4)	68.4	18.2	50.2
Others	14.9	3.9	11.0
Total	$5,220.4	$2,192.4	$3,028.0
(1) The amounts of operating lease liabilities do not include any sublease income nor do they include payments for short-term leases or variable lease payments. As of March 28, 2026, we expect to receive sublease income of approximately $1.7 million over the remaining sublease periods.
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

(4) The amounts related to convertible notes include principal and interest on our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”), principal and interest on our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”), and principal and interest on our 0.375% Convertible Senior Notes due 2032 (the “2032 Notes”). The 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, the 2029 Notes have a maturity date of December 15, 2029, and the 2032 Notes have a maturity date of March 15, 2032. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities, which may be accelerated if the holders elect to convert the notes prior to maturity. The principal amounts of all of our outstanding convertible notes must be settled in cash. The actual cash settlement may be higher if we decide to settle the conversion value in excess of the principal amounts in cash, rather than issuing shares of common stock. Refer to “Note 9. Debt” and “Note 17. Subsequent Event” for further details.
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
Indebtedness
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	March 28, 2026		June 28, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,255.7	$4,867.2	$—	$—
2029 Notes	600.9	6,262.3	600.2	925.5
2028 Notes	858.5	4,617.2	857.7	890.2
2026 Notes	468.3	3,328.0	1,048.3	1,233.3
	$3,183.4	$19,074.7	$2,506.2	$3,049.0
The table below summarizes the applicable conversion price and the equivalent 130% of the conversion price of each series of Notes (per share amount):

	Conversion Price (1)	130% of Conversion Price (1)
2032 Notes	$187.77	$244.10
2029 Notes	69.54	90.40
2028 Notes	131.03	170.34
2026 Notes	99.29	129.08
(1) Since the closing price of our stock was at least 130% of the applicable conversion price for each series of Notes for 20 of the last 30 trading days of our second and third quarters of fiscal year 2026, all of our Notes remain convertible at the option of the holders during the fourth quarter of fiscal year 2026. The outstanding Notes are recorded as short-term debt, which is presented as current liabilities in our condensed consolidated balance sheets as of March 28, 2026, net of unamortized debt issuance costs. If the Notes are converted by holders, we are required to satisfy our conversion obligations with respect to each series of converted Notes by paying cash equal to the principal amounts of such series of converted Notes and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. The outstanding Notes are recorded as convertible notes, non-current in our consolidated balance sheets as of June 28, 2025, net of unamortized debt issuance costs.

As of April 30, 2026, we have received early conversion requests totaling $500.8 million aggregate principal amount of the Notes, which will be settled in cash and the conversion value in excess thereof will be settled in shares of common stock in accordance with Indenture governing the applicable series of Notes. In the three and nine months ended March 28, 2026, the aggregate principal amount of the Notes settled in cash was $0.1 million and $0.2 million, respectively.
On April 7, 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2026 Notes and 2029 Notes. Pursuant to these agreements, we issued an aggregate of approximately 5.7 million shares of our common stock in exchange for approximately $264.8 million and $209.8 million aggregate principal amount of the 2026 Notes and 2029 Notes, respectively, and the related conversion value in excess of the principal amounts thereof. The issuance of common stock in the exchange transactions resulted in incremental dilution of approximately 0.6 million shares of common stock related to the principal amounts. Refer to “Note 17. Subsequent Event” for further details.
The principal amount outstanding of our Japan Term Loans are as follows for the periods presented (in millions):

	March 28, 2026			June 28, 2025
	Short-term	Long-term	Total	Short-term	Long-term	Total
SMBC Term Loans	$49.6	$29.3	$78.9	$4.4	$36.2	$40.6
Mizuho Term Loan	5.6	13.9	19.5	6.2	20.2	26.4
Total	$55.2	$43.2	$98.4	$10.6	$56.4	$67.0
The short-term portion of the Japan Term Loans is recorded as current liabilities while the long-term portion is recorded as long-term debt in the Company’s condensed consolidated balance sheets.
On December 19, 2025, we entered into a Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. As of March 28, 2026, there were no borrowings outstanding under the revolving credit facility. For additional information regarding the Credit Agreement, refer to “Note 9. Debt”, in the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. For additional information, refer to “Part II. Item 1A. Risk Factors”.
Unrecognized Tax Benefits
As of March 28, 2026 and June 28, 2025, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $67.6 million and $55.6 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
Our balance of cash and cash equivalents increased by $2,097.1 million from $520.7 million as of June 28, 2025 to $2,617.8 million as of March 28, 2026. The increase in cash and cash equivalents during the nine months ended March 28, 2026 was due to cash from operating activities of $388.4 million and cash from financing activities of $2,189.8 million, offset by cash used in investing activities of $481.1 million.
Operating Cash Flow
Cash from operating activities was $388.4 million during the nine months ended March 28, 2026, which reflects a net income of $226.6 million and non-cash items of $335.9 million, offset by changes in operating assets and liabilities of $174.1 million. Changes in operating assets and liabilities were primarily driven by an increase in accounts payable of $109.4 million primarily due to higher inventory purchases and capital expenditures, an increase of $51.8 million in accrued payroll and related expenses mainly driven by our accrual for employee cash bonuses and outstanding payroll taxes mainly related to stock-based compensation, and an increase of $28.2 million in accrued expenses and other current and non-current liabilities driven by contractual liabilities and increase in provision for warranty reserves, and increase in income tax liabilities by $17.9 million primarily due to income tax provision for the nine months ended March 28, 2026, offset by an increase in accounts receivable of $191.5 million mainly driven by higher revenue, an increase of $165.2 million in inventories driven by inventory builds to support market demand and an increase of $22.5 million in prepayments and other current and non-current assets primarily driven by increase in value-added-tax receivables due to higher capital expenditures and inventory purchases and an increase in interest receivables driven by the $1,999.7 million of net proceeds from the issuance of Series A Convertible Preferred Stock, which was invested in money market funds.

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
Cash used in investing activities of $481.1 million during the nine months ended March 28, 2026 was attributable to capital expenditures of $284.5 million, net payments from sales or maturities of short-term investments of $198.2 million and payment for acquisition of a business of $38.0 million, offset by $39.6 million proceeds from sale of assets.
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
Financing Cash Flow
Cash from financing activities of $2,189.8 million during the nine months ended March 28, 2026 was attributable to $1,999.7 million of net proceeds from the issuance of Series A Convertible Preferred Stock, $1,254.7 million of net proceeds from the issuance of our 2032 Notes, $47.9 million of proceeds from SMBC term loans and $9.2 million of proceeds from employee stock plans, offset by payments for the partial repurchase of the 2026 Notes of approximately $843.1 million, payments for the 2032 Capped Call Options of $102.0 million, tax payments related to net share settlement of restricted stock of $164.2 million, $9.2 million of principal payments on term loans, $2.4 million payments for financing costs related to our revolving credit facility, and $0.8 million of payments for Notes conversions.
Cash used in financing activities of $42.1 million during the nine months ended March 29, 2025 was attributable to $76.5 million of proceeds from SMBC and Mizuho term loans and $8.3 million of proceeds from employee stock plans, offset by tax payments related to net share settlement of restricted stock of $36.3 million, payment for an intangible asset acquisition holdback of $1.0 million and $5.4 million of principal payments on term loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange gain of $0.8 million and $1.7 million in the condensed consolidated statements of operations for the three and nine months ended March 28, 2026, respectively.
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
We issued the 2032 Notes in September 2025, 2029 Notes in June 2023, the 2028 Notes in March 2022 and the 2026 Notes in December 2019. As of March 28, 2026, the aggregate principal amounts of the 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes is $1,265.0 million, $603.7 million, $861.0 million, $468.7 million, respectively, and bear interest at a rate of 0.375%, 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes will mature on March 15, 2032, December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $187.77 per share for the 2032 Notes, $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes.
In connection with the issuance of the 2032 Notes, we entered into the 2032 Capped Call Options with the 2032 Capped Call Counterparties. The cap price of the 2032 Capped Call Options was initially $268.24 per share, and is subject to certain adjustments under the terms of the 2032 Capped Call Options. To the extent the market price per share of our common stock, as measured under the terms of the 2032 Capped Call Options, exceeds the cap price of the 2032 Capped Call Options, there would be dilution and/or there would not be an offset of any potential cash payments in excess of the principal amounts of converted 2032 Notes, in each case, to the extent that such market price exceeds the cap price of the 2032 Capped Call Options.
Interest Rate Fluctuation Risk
As of March 28, 2026, we had cash, cash equivalents, and short-term investments of $3,172.3 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of March 28, 2026, the weighted-average life of our investment portfolio was approximately eleven months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of March 28, 2026, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $5.0 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $2.5 million.

On December 19, 2025, we entered into a Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. At our option, borrowings bears interest at a variable rate tied to either a base rate or a term Secured Overnight Financing Rate, plus, in each case, a margin based on our secured net leverage ratio. Consequently, our interest expense could fluctuate due to the variable interest rates applicable to any borrowing under the Credit Agreement. As of March 28, 2026, there were no borrowings outstanding under the Credit Agreement.
Bank Liquidity Risk
As of March 28, 2026, we had approximately $517.7 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, as of March 28, 2026, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, trade wars, and the effects of heightened, scheduled, or proposed tariffs, banking instability, capital expenditure reductions, unemployment, stock market volatility, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, ongoing conflicts in the Middle East, including the recent escalation of the U.S.-Iran war, political and territorial conflicts in the Western Hemisphere, the conflict between Cambodia and Thailand, and China-Taiwan relations), economic challenges in China and the U.S., including global economic ramifications of Chinese and U.S. economic difficulties, and other disruptions may continue to put pressure on global economic conditions. Further, conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve.
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
U.S. regulatory activity, such as tariffs, export controls, and economic sanctions laws have in the past, and may in the future, materially limit our ability to make sales to customers in certain regions of the world, including China, and which have in the past, and may in the future, increase our costs and harm our results of operations and financial condition. Throughout 2025 and 2026, the U.S. imposed a series of tariffs on imported goods. While these tariffs are positioned to have the most significant impacts on goods originating from China, nearly all countries worldwide are impacted at levels ranging from 15% to stacked tariffs in excess of 100% in some cases. The tariff landscape continues to evolve and, as a result, the full impact of these tariff measures on our business is uncertain. In addition to the geographic tariffs, U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, computers, and other products derivative of critical minerals. On April 14, 2025, the U.S. Bureau of Industry and Security announced the initiation of investigations into the industry on the effects on U.S. national security of imports of semiconductors under Section 232 of the Trade Expansion Act of 1962. The scope of the industry-wide investigation includes semiconductors, semiconductor manufacturing equipment, and their derivative products, including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics, and other components. On February 20, 2026, the administration announced they would initiate new trade investigations under Section 301 of the Trade Act of 1974. While the scope of any such investigations is currently unknown, these proposed investigations may also result in additional tariffs or trade restrictions, which could adversely impact our business. We may take actions to mitigate the impact of increases in tariffs and changes in trade policies, and any such actions could result in additional costs, manufacturing delays, or other difficulties, as well as additional risks, and may not be effective. Any of the effects described in this risk factor could have an adverse effect on our business, results of operations, or financial condition.
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
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. We have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from these suppliers and, as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Alternative sources to mitigate the risk that the failure of any sole supplier will adversely affect our business are not feasible in all circumstances. If we were to lose any one of these or other critical sources, or if there is an industry-wide increase in demand for, or the discontinuation of, raw materials used in our products, it could be difficult for us, or we may be unable, to find an alternative supplier or raw material, in which case our operations could be adversely affected. We are also subject to risk from increasing or fluctuating market prices of certain raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such raw materials have from time to time become restricted, or general market factors and conditions have in the past affected and may in the future affect pricing of such commodities (including, in particular, due to changes in applicable tariffs, inflation, trade restrictions, or other supply chain constraints). For example, China’s export controls affected the availability and price of rare earth metals and other critical minerals for us as well as our supply chain and customers, adversely affecting our operations, margins and sales.
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
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries and we are unable to predict the duration and scope of the restrictions enacted in May 2019 and thereafter. BIS continues to add entities to the list of restricted parties, and may expand restrictions to other customers or otherwise restrict our ability to ship products. Any further export or trade restrictions that impede our ability to export or sell our products and services could adversely affect our business, results of operations, financial condition and cash flows.
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
•an increase or decrease in demand for our products;
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
•increased costs due to changes in component pricing or charges incurred due to inaccurately forecasting product demand or underutilization of manufacturing capacity;
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
As a result of our international operations, in addition to similar risks we face in our U.S. operations, we are affected by economic, business, regulatory, social, and political conditions in foreign countries, including the following:
•adverse social, political and economic conditions, such as inflation, high interest rates, energy shortages or increased energy prices and risk of global or regional recession;
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
•political developments, geopolitical unrest or other conflicts in foreign nations, including the Russia-Ukraine war, the ongoing conflicts in the Middle East, including the recent escalation of the U.S-Iran war, the conflict between Cambodia and Thailand, political and territorial conflicts in the Western Hemisphere, political developments in Hong Kong and Taiwan, and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, changes in or delays in government budgeting processes, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.
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
We are also highly dependent on the ability to ship products to customers and to receive shipments from our suppliers. In the event of a disruption in the worldwide or regional shipping infrastructure, including as a result of escalating geopolitical conflicts, our access to supplies and our ability to deliver products to customers would correspondingly be negatively impacted. As a result of shipping disruptions, we have experienced among other things, increased costs to ship products and delays in receiving components and any disruption in the future would likely adversely affect our operating results and financial condition.
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
If we are unable to manufacture certain products in our manufacturing facilities or if we or our contract manufacturers and suppliers are unable or fail to meet our production requirements, our business may be adversely affected.
We manufacture some of our finished good products as well as some of the components that we provide to our contract manufacturers in our China, Japan, Thailand, United Kingdom, and San Jose, California manufacturing facilities. For some of the components and finished good products, we are the sole manufacturer. Our manufacturing processes are highly complex, and issues are often difficult to detect and correct. From time-to-time, we have experienced problems achieving acceptable yields in our manufacturing facilities, resulting in delays in the availability of our products and inability to meet customer demand. In addition, if we experience problems with our manufacturing facilities or are unable to continue operations at any of these sites, including as a result of social, geopolitical, environmental or health factors, damage caused by natural disasters, energy shortages or increased energy costs or other problems or events beyond our control, it would be costly and require a long period of time to move the manufacture of these components and finished good products to a different facility or contract manufacturer which could then result in interruptions in supply, and would likely materially impact our financial condition and results of operations. Our business and operations would be severely impacted if there were any future widespread health crisis or related restrictions imposed by governments or private industry in regions we operate.

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
Additionally, if operations at these contract manufacturers are adversely impacted, such as by natural disasters, energy shortages or restrictions due to the impact of a widespread health crisis disruptions or any resulting economic impact to their business, this would likely materially impact our financial condition and results of operations. Our ability to control the quality of products produced by contract manufacturers has and may in the future be impaired by pandemics or widespread health epidemics disruptions, and quality issues might not be resolved in a timely manner. Additionally, if our contract manufacturers continue experiencing disruptions or discontinue operations, we may be required to identify and qualify alternative manufacturers, which is expensive and time consuming. If we are required to change or qualify a new contract manufacturer, this would likely cause business disruptions and adversely affect our results of operations and could harm our existing customer relationships.
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

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was signed into law which contains a broad range of provisions affecting businesses including permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We have evaluated these changes during the three and nine months ended March 28, 2026 and believe the impact to our tax provision during these periods is not material.
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
We are exposed to foreign exchange risks with regard to our international operations which may affect our operating results. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. Although we price our products primarily in U.S. dollars, a portion of our operating expenses are incurred in foreign currencies. For example, a portion of our expenses are denominated in the U.K. pound sterling, Chinese yuan and Thai baht. In addition, we also have term loans denominated in Japanese Yen. Fluctuations in the exchange rate between these currencies and other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. Recently, our exposure to foreign currencies has increased as our non-U.S. manufacturing footprint has expanded. We continue to look for opportunities to leverage the lower cost of non-U.S. manufacturing, including the United Kingdom, China, Thailand, and Japan. While these geographies are lower cost than the U.S. and such concentration will in general lower our total cost to manufacture, this increase in concentration in non-U.S. manufacturing will also increase the volatility of our results. If the value of the U.S. dollar depreciates relative to certain other foreign currencies, it would increase our costs including the cost of local operating expenses and procurement of materials or services that we purchase in foreign currencies, as expressed in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to other currencies, such strengthening could raise the relative cost of our products to non-U.S. customers, especially as compared to foreign competitors, and could reduce demand. Global economic volatility has had a significant impact on the exchange markets, which heightened this risk, and we expect the higher level of volatility in foreign exchange markets will likely continue.

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
The ultimate impact of any future widespread health crisis on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that may be taken in response to the crisis; the impact of the crisis and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility, including increasing levels of inflation in the United States; and global economic conditions and levels of economic growth. In addition, the global economic volatility related to any health crisis may significantly impact the foreign exchange markets, and the currencies of various countries in which we operate and in which we have significant volume of local-currency denominated expenses creating significant volatility.
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

Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, or acquisition or other processing of confidential or other information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, geopolitical tensions and conflicts, such as the Russia-Ukraine war and ongoing conflicts in the Middle East, including the recent escalation of the U.S-Iran war, may increase our risks of cyber-attacks. Further, as artificial intelligence (“AI”) capabilities improve and become increasingly commonplace, cyber-attacks leveraging AI technology are likely to pose increasing threats. These attacks could, for example, leverage AI to directly attack information systems with increased speed and/or efficiency compared to a human threat actor or to create more effective phishing emails. In addition, a vulnerability could be introduced from the result of us and our third-party service providers incorporating output of an AI tool, such as AI-generated source code, that includes a threat. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering attacks and other cyber-attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, evolving laws and regulations, such as the European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and China’s Personal Information Protection Law, add to the complexity of our compliance obligations and increases our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness under the convertible notes, or to make cash payments in connection with any conversion of the convertible notes or upon any fundamental change if holders of the applicable series of the convertible notes require us to repurchase their convertible notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. In addition, during the three months ended March 28, 2026, the last reported sale price of the Company’s common stock was at least 130% of the applicable conversion price of each of the respective convertible notes in effect for at least 20 trading days during the last 30 trading days in the three months ended March 28, 2026; therefore, the convertible notes are convertible at the option of the holders with the principal balance to be settled in cash. To the extent all convertible note holders elect to convert all or a significant portion of the convertible notes within a short period of time, our liquidity would be adversely impacted, and could adversely impact our ability to continue as a going concern. If we are unable to generate sufficient cash flow to meet our obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, it could:

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
On December 19, 2025, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Wells Fargo Bank, National Association, as administrative and collateral agent. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. As of March 28, 2026, there were no borrowings outstanding under the revolving credit facility.
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
On February 6, 2026, Brian Lillie, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 12,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 6, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 12, 2026, Pamela Fletcher, our director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,155 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 12, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 23, 2026, Paul Lundstrom, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,000 shares of our common stock. The actual number of shares sold under the trading arrangement will be subject to vesting of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 23, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 26, 2026, Jae Kim, our Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 38,594 shares of our common stock (based on PSUs vesting at target). The actual number of shares sold under the trading arrangement will depend on achievement of performance targets applicable to the PSUs subject to the trading arrangement, be subject to vesting of the PSUs and RSUs subject to the trading arrangement, depend on shares acquired through employee stock purchase plan (“ESPP”) subject to the trading arrangement, and be net of shares withheld for taxes upon vesting and settlement of the PSUs, RSUs and ESPP shares subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 8, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 27, 2026, Issac Harris, a member of our board of directors and our Interim Chief Procurement Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 5,416 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 27, 2027, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Certificate of Designation	8-K	001-36861	3.1	3/2/2026
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 28, 2026 and March 29, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 28, 2026 and March 29, 2025; (iii) Condensed Consolidated Balance Sheets as of March 28, 2026 and June 28, 2025; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 28, 2026 and March 29, 2025; (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 28, 2026 and March 29, 2025, and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	May 5, 2026	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer