Form 10-K
period 2026-06-27
Lumentum Holdings Inc.
filed 2026-08-17
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,469 million, based on the closing sales price of the registrant’s common stock on December 26, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) of $390.77 per share, as reported on the Nasdaq Global Select Market. Shares of common stock held by officers, directors and holders of more than five percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates.
As of August 14, 2026, the Registrant had 89.7 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K are hereby incorporated by reference from the definitive proxy statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 27, 2026.

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
PART I
ITEM 1.    BUSINESS
General
Overview
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is a global leader in optical and photonic technologies and an industry-leading provider of optical and photonic products based on revenue and market share. Our products are essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications. We operate in one reportable segment as a single, integrated enterprise. See “Note 17. Operating Segments and Geographic Information” to the consolidated financial statements.
We disaggregate revenue by type of product, which are Components and Systems, and by geography. A Components product is defined as one of the individual building blocks that goes into creating a larger solution. It is typically not a complete solution on its own but rather a specialized element that enables system functionality. This includes semiconductor laser chips, laser sub-assemblies, line subsystems and wavelength management systems. These are supplied to customers who then integrate them into their own full system solutions. Components represent foundational parts that support or enable that system’s operation and include optical chips and subsystems that are supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers.
A Systems product is defined as a complete, stand-alone solution that delivers full functionality to the end customer. It is typically self-contained and ready to operate within a customer’s network or application environment. This includes optical modules, optical circuit switches, and industrial lasers such as short-pulse solid-state lasers and kilowatt-class fiber lasers. These products integrate multiple technologies and subsystems into a finished solution that directly addresses a customer’s needs. A system represents the end-product that can be deployed and used independently.
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

We have a global footprint that enables us to address global market opportunities for our products with employees engaged in research and development (“R&D”), administration, manufacturing, support and sales and marketing activities in various locations worldwide. Our headquarters are located in San Jose, California, and we have manufacturing capabilities and facilities in North America, Asia-Pacific, and Europe.
Lumentum was incorporated in Delaware as a wholly owned subsidiary of JDS Uniphase Corporation (“JDSU”) on February 10, 2015. In August 2015, we were spun off from JDSU and became an independent publicly traded company through the distribution of our common stock by JDSU to its stockholders.
Since our spin-off from JDSU (now Viavi Solutions, Inc., or Viavi), we have completed a number of acquisitions, including Oclaro, Inc. (“Oclaro”) in 2018, NeoPhotonics Corporation and IPG Photonics’ telecom transmission product lines in 2022, and Cloud Light Technology Limited (“Cloud Light”) in 2023. These acquisitions have enhanced our product portfolio, broadened our revenue mix and strengthened our position to meet the evolving needs of our customers.
Our Industry
Our business is driven by end-market applications leveraging the performance advantages of advanced optical and photonic solutions. We operate within global markets characterized by robust, long-term growth trends that are increasing demand for our products and technologies.
The convergence of factors including the growing reliance on data transmission, the rapid adoption of AI/ML, and the increasing digitalization of society is driving expansion in cloud data centers and the demand for higher-bandwidth network solutions. Our products and technologies are at the forefront of these trends, engineered to support increased data volumes and computational loads while meeting the industry's need for advanced network capabilities.
Additionally, the manufacturing industry's pursuit of higher precision, innovative materials, and improved efficiency fuels demand for industrial laser-based solutions. Lumentum is well-positioned to capitalize on this trend through the provision of ultrafast lasers for micromachining and advanced material processing. In addition, we also produce laser emitters for 3D sensing applications in consumer electronics.
While we maintain a positive outlook on the long-term prospects for our products and technologies, we acknowledge the presence of industry and market risks and uncertainties, including fluctuations in supply and demand, that have led to volatility in our business and financial performance.
Industry Conditions
Through fiscal year 2024, we experienced significant fluctuations in demand as customers delayed projected shipments or built up inventory in response to supply shortages and then brought down inventories as supply chain constraints eased. Our revenue fluctuated in response to these changes in demand and our margins were adversely impacted as we were not able to fully recover costs, such as underutilized manufacturing capacity. However, beginning in the first quarter of fiscal year 2025, network equipment manufacturers normalized inventory levels; and since then, we have seen increasing demand from AI and cloud customers as they continue to expand their data centers, driven in part by the continued advances in cloud and AI infrastructure. This demand is outpacing our current supply which has required us to make decisions on supply allocation. We are investing in manufacturing capacity, both internally and with contract manufacturers, to meet demand.
Our supply chain is complex, and we need to manage supply of certain components required to build our products while confronted with fluctuating demand from our customers. From time to time, we experience logistics and supply chain issues and shortages of the types of components we and our customers require in our products, and when we experience these shortages, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
Due to worldwide operations, we and our customers are also subject to risks relating to the global trade environment. We are actively monitoring and assessing the global trade environment, particularly with respect to various proposed and enacted changes in tariff regulations and trade restrictions. The ongoing uncertainty surrounding trading policies, including the potential for additional tariffs, restrictions related to our customers and retaliatory measures by non-U.S. governments, continues to create a volatile environment that could disrupt our operations. The imposition of tariffs on certain imported goods and materials and export controls on critical components may increase our costs and place upward pressure on the cost of goods sold, which, in turn, may reduce our gross margins if we are unable to pass these costs onto customers through price increases.
For more information on risks associated with supply chain constraints and customer inventory, as well as tariffs and other trade restrictions, refer to Item 1A “Risk Factors” of this Annual Report.

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
Markets
We maintain leading market positions in our fast-growing optical networking markets through our extensive product and technology portfolio and close relationships with a wide range of market-leading customers. We provide a wide range of optical and photonic components, modules, and subsystems that support high-speed, high-capacity transmission of data over fiber optic links in cloud data centers, AI/ML, enterprise and communications services networking. Our customers include cloud and network service providers, AI infrastructure providers, and network equipment manufacturers (“NEMs”). Within data center and AI/M applications, our products enable high-speed interconnection across networked servers, AI accelerators, storage, and switches. Within communication service provider applications, our products support high-capacity access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) optical networks.
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
In the consumer electronics market, our laser light sources are integral components of 3D sensing cameras used in smartphones, computers, and other consumer electronics devices. These 3D sensing capabilities enable applications such as biometric identification, augmented and virtual reality, and computational photography.
Trends
The convergence of cloud computing and AI is driving rapid innovation and expansion in optical hardware for hyperscale operators. The immense computational demands of training and running AI models are shifting infrastructure from traditional copper interconnects to high-speed photonics. Concurrently, surging data traffic from video streaming, search engines, e-commerce, and cloud services continues to fuel the data center expansion.
Photonic solutions offer substantial advantages over copper connections, including ultra-fast, high-volume data transmission and reduced electromagnetic interference, enabling data traffic to continue to scale to accelerate AI model training and enhance high-performance computing (“HPC”) efficiency.
To address these challenges, web-scale companies are adopting distinct optical architectures:
•Scale-Out Optical Solutions: Optical hardware connects individual compute clusters, servers, and switches across the broader data center network to manage massive parallel workloads. This includes the adoption of 200G lane speed optical components that double data transfer rates compared to traditional 100G lanes.
•Scale-Up Optical Solutions: High-speed photonics and optical switches are deployed to directly cluster and interconnect GPUs and AI accelerators within the compute fabric, maximizing cluster efficiency and processing speeds.
•Scale-Across DCI Solutions: High-speed data center interconnects (“DCIs”) are constructed to enable seamless, low-latency data exchange across geographically dispersed data center units. This scale-across capability optimizes resource utilization by allowing cloud operators to leverage and balance computing power across multiple disparate locations.
The exponential growth of data across industries also drives the expansion of long-haul, metro, and access networks. Dense wavelength-division multiplexing (“DWDM”) technologies are being leveraged to increase data speeds while reducing costs. High-end networking equipment must now handle both legacy and internet protocol traffic while meeting stringent requirements for bandwidth, scalability, speed, reliability, compactness, and cost-effectiveness.

Further, the dynamic nature of network traffic demands agile optical networks that adapt to changing conditions. Technologies like Reconfigurable Optical Add-Drop Multiplexers (“ROADMs”), wavelength-selective switches, and tunable transmission products facilitate remote capacity adjustments. This need for capacity expansion across DCIs, metro regional networks, and long-haul networks is further accelerated by the widespread deployment of 5G mobile networks and bandwidth-intensive applications is increasing data speed at the network edge.
The industrial laser market is driven by the pursuit of precision and efficiency in material processing. Fiber lasers have surpassed gas lasers in sheet metal processing and welding due to their superior power, beam quality, power efficiency, and cost-effectiveness. This technology empowers manufacturers across metal fabrication, automotive, and electronics to produce smaller, lighter, and more functional products from advanced materials.
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
Offerings
Lumentum is a leading provider of high-speed optical transceivers and optical components underpinning modern AI and cloud computing applications. Optical transceivers and data interconnect solutions are essential for connecting servers, switches, and routers within data centers. We also manufacture key components used in optical transceivers and data interconnect solutions, including high-speed laser transmitters, photonic integrated circuits, and photodiodes, high-power laser light sources. For data center interconnects, Lumentum offers both its own coherent pluggable transceivers and the underlying ultra-narrow linewidth laser and coherent components used by transceiver customers.
Beyond standard offerings, we deliver customized solutions tailored to specific customer needs, such as high-power laser sources, compact laser arrays, and advanced packaging schemes enabling co-packaged optics and integrated photonics assemblies.
In metro and long-haul optical networks, Lumentum offers a comprehensive suite of coherent and direct-detect optical transmission components, modules, and optical transport solutions. Our tunable transceivers, transmitter modules, and high-speed coherent components are essential to DWDM systems maximizing fiber capacity and minimizing cost per bit.
For optical transport applications, we offer a broad range of products, including ROADMs, optical amplifiers, and optical channel monitors to efficiently switch, route, and condition optical signals. Our portfolio also includes pump lasers for optical amplifiers and passive components such as switches, attenuators, and wavelength-division multiplexing (WDM) systems. Beyond discrete components, we provide integrated modules, circuit packs, and subsystems for amplification, switching, and wavelength management. Additionally, our transport offerings include optical circuit switches for data center applications, helping to reduce power consumption and improve overall network efficiency.
We also offer a comprehensive range of industrial lasers to address diverse manufacturing needs. Our fiber lasers deliver kilowatt-class output power and excellent beam quality, making them ideal for sheet metal processing and general manufacturing applications. Additionally, high-power, solid-state and ultrafast lasers are used by manufacturers for precision machining tasks like drilling in printed circuit boards, wafer singulation, glass cutting, and solar cell scribing. Our 3D sensing products are primarily laser light sources, including higher-performance vertical-cavity surface-emitting lasers (VCSELs) and VCSEL arrays.
Strategy
In optical networking, we focus on technology leadership through innovation in close partnership with our customers, cost leadership and functional and vertical integration. We align the latest technologies with industry-leading, scalable manufacturing and operations to make us a valuable partner for cloud data center and network operators, AI/ML infrastructure providers, and NEMs. We aim to drive the next phase of data center infrastructure and communication data network scaling with technologies and products that are faster, more energy-efficient, more agile and more reliable.

Our commitment to innovation, particularly in photonic integration, drives the development of optical products that meet the evolving demands of data centers. Each product generation offers enhanced functionality, reduced size, lower power consumption, and improved cost-effectiveness. By providing a wide range of innovative optical solutions, from components to integrated modules to complete systems, we enable our customers to build the high-performance data center and communication networks of today and engineer those of the future.
In industrial lasers, we leverage our long-term relationships with OEM customers and our broad product and manufacturing technology portfolio to create innovative and valuable solutions that enable our customers to win in their markets.
Customers
During fiscal years 2026, 2025, and 2024, net revenue from a single end customer which represented 10% or more of our total net revenue of the applicable fiscal year is summarized in the table below:

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Customer A	26.6%	15.4%	18.9%
Customer B	15.0%	16.0%	11.4%
International Operations
During fiscal years 2026, 2025 and 2024, net revenue from customers outside the United States based on the geographic region and country where our product is initially shipped to represented 79.2%, 81.0% and 73.8% of net revenue, respectively. Frequently, customers request shipment of our products to their factories, contract manufacturer factories, or other locations in countries that differ from their headquarter location (which in many cases is in the U.S.). Our net revenue is primarily denominated in U.S. dollars, including our net revenue from customers outside the United States based on customer shipment locations as described above. Refer to “Note 17. Operating Segments and Geographic Information” to the consolidated financial statements. For information regarding risks associated with our international operations, refer to Item 1A “Risk Factors” of this Annual Report.
Backlog
Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Competition
We compete against various public and private companies providing photonic components, modules, and systems. Some of these competitors are also our customers for certain of our products.
Seasonality
Our revenue may be influenced on a quarter-to-quarter basis by customer demand patterns and new product introductions. Some of our products may be incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.
Mergers and Acquisitions
We evaluate strategic opportunities regularly and, where appropriate, have acquired and expect to acquire in the future, additional businesses, products, or technologies that are complementary to, or broaden the markets for our products. We believe we have strengthened our business model by expanding our addressable markets, customer base and expertise, diversifying our product portfolio and fortifying our core businesses through acquisitions as well as through organic initiatives.
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
Intellectual Property
Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 27, 2026, we owned approximately 1,000 U.S. patents and 900 foreign patents with expiration dates through 2046 and had approximately 670 patent applications pending throughout the world.
Manufacturing
We use a combination of our own wafer fabrication facilities, or wafer fabs, assembly and test facilities, as well as third-party contract manufacturers to produce our products. Our significant manufacturing facilities are located in the United States, Thailand, China, the United Kingdom, Slovenia, and Japan.
We expanded our manufacturing footprint through our various acquisitions, and in 2026, we continued to add to our footprint by acquiring a manufacturing facility in Greensboro, North Carolina. We have undertaken various initiatives to consolidate and restructure certain of our manufacturing and operational sites, particularly in light of efficiencies and synergies achievable from prior acquisitions, while also expanding overall manufacturing capacity for new and high growth product lines across our global manufacturing footprint.
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
Human Capital Resources
As of June 27, 2026, we employed approximately 13,757 full-time employees, including approximately 11,916 employees in manufacturing, 1,085 employees in R&D and 756 employees in SG&A. Of the 13,757 employees, approximately 1% are represented by two national collective bargaining agreements with local chapters in Slovenia and two labor unions in China. We believe that our relations with both our union and non-union employees are in good standing.
We believe that our future performance relies on the strength of our employees, and our ability to recruit, retain, develop and motivate the services of executive, engineering, sales and marketing, and support personnel is critical to our success. We strive to meet these objectives by offering competitive pay and benefits in a diverse, inclusive and safe workplace and by providing opportunities for our employees to grow and develop their careers.

Competitive Pay and Benefits
We provide compensation and benefits packages that we believe are competitive within the applicable market. We use a combination of compensation and other programs (which vary by region and salary grade) to attract, motivate and retain our employees, including semi-annual or annual performance bonuses, stock awards, an employee stock purchase plan, health savings and flexible spending accounts, paid time off, family leave, tuition assistance programs, health and wellness benefits and programs. We review our benefits packages annually, or more frequently as needed, to ensure we remain competitive with our peers and continue to attract and retain talent throughout our organization.

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
In connection with our separation from JDSU and trading as an independent public company in 2015, we agreed to indemnify Viavi for any liability associated with contamination from past operations at all properties transferred to us from Viavi, to the extent the resulting issues primarily related to our business. We have not been presented with any claims to date.
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
Available Information
Our website is located at www.lumentum.com, and our investor relations website is located at http://investor.lumentum.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings at www.sec.gov.

Investors and others should note that we routinely use the Investors section of our website to announce material information to investors and the marketplace. While not all of the information that we post on our corporate website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media and others interested in us to review the information that we share on www.lumentum.com. Information in, or that can be accessed through, our website is not incorporated into this Form 10-K.
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
Risks Related to our Business
•unfavorable economic and market conditions, including trade restrictions, export control laws and customs regulations, and tariffs;
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
•our ability to timely adapt to changes in laws, regulations, administrative procedures and regulators’ expectations, including those related to U.S. and international import laws and export controls;
•our strategic transactions and implementation strategy for our acquisitions;
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
•actions taken by suppliers, customers and authorized or unauthorized resellers or distributors that adversely affect our reputation or violate import or export regulations;
•litigation risks, including intellectual property litigation;
•our reliance on licensed third-party technology; and
•our ability to maintain an effective system of disclosure controls and internal control over financial reporting
Risks Related to Our Indebtedness
•our ability to service our current and future debt; and
•our current and future indebtedness, which may limit our operating flexibility or otherwise affect our business
Risks Related to Human Capital
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
Our business and operating results depend significantly on general market and economic conditions. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation and a dynamic demand environment. Additionally, instability in the global credit and banking markets, inflation, trade wars, disputes and tariffs, capital expenditure reductions, unemployment, stock market volatility, armed conflicts and geopolitical tensions in many parts of the world (including as a result of the on-going Russia-Ukraine war, ongoing conflicts in the Middle East, including the U.S.-Iran war, political and territorial conflicts in the Western Hemisphere, the conflict between Cambodia and Thailand, and China-Taiwan relations), economic challenges in China and the U.S., including global economic ramifications of Chinese and U.S. economic difficulties, and other disruptions may continue to put pressure on global economic conditions. Further, conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. All aspects of our forecasts depend on estimates of growth or contraction in the markets we serve.
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
U.S. regulatory activity, such as tariffs, export controls, and economic sanctions laws have in the past, and may in the future, materially limit our ability to make sales to customers in certain regions of the world, including China, and which have in the past, and may in the future, increase our costs and harm our results of operations and financial condition. Throughout 2025 and 2026, the U.S. imposed a series of tariffs on imported goods. These tariffs were generally positioned to have the most significant impacts on goods originating from China, but nearly all countries worldwide were impacted at levels ranging from 15% to stacked tariffs in excess of 100% in some cases. While many of the tariffs and surcharges initially proposed were invalidated or expired, the tariff landscape continues to evolve and, as a result, the full impact of current or future tariff measures on our business is uncertain. U.S. government investigations are currently underway that may result in new tariffs on certain products, including semiconductors, machines, and other products derivative of critical minerals. For example, on April 14, 2025, the Secretary of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects on U.S. national security of imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics, and other components. Similarly, the U.S. government has initiated additional investigations that could result in tariffs or other trade restrictions affecting our operations, supply chain, customers, or markets. These include Section 232 investigations concerning processed critical minerals and their derivative products and robotics and industrial machinery, as well as Section 301 investigations concerning structural excess capacity and production in manufacturing sectors in certain foreign economies that have failed to adopt or effectively enforce forced labor prohibitions. Although these investigations are currently at different stages, they all may result in additional tariffs or trade restrictions, which could adversely impact our business. We may take actions to mitigate the impact of increases in tariffs and changes in trade policies, and any such actions could result in additional costs, manufacturing delays, or other difficulties, as well as additional risks, and may not be effective.

Any of the effects described in this risk factor could have an adverse effect on our business, results of operations, or financial condition.
Outside of the U.S., geopolitical escalations and retaliatory measures from various countries also have in the past, and may in the future, adversely impact business operations. Such measures include tariffs on imports of U.S. products into countries such as China, as well as China’s export control measures targeting the U.S., Europe and Japan. For example, China imposed new export control measures affecting exports of rare earth metals and other critical minerals, limiting our ability to access these materials, which may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, reduce customer demand for our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. Similarly, China restricted exports to Japan, which affected our substrate supply chain globally. Future changes to the trade policies of the U.S. and China are impossible to predict, but further changes or escalations impacting global trade policies may continue to affect our business.
Adverse regulatory activity, such as export controls, economic sanctions and the imposition of heightened trade tariffs both globally and between the United States and China specifically carry the risk of negatively impacting overall economic conditions, which could have negative repercussions on our industry and our business. Moreover, to the extent the governments of China, the United States or other countries seek to promote use of domestically produced products or to reduce the dependence on or use of products from each other (sometimes referred to as “decoupling”), they may adopt or apply regulations or policies that have the effect of reducing business opportunities for us. Such actions may take the form of specific restrictions on particular customers, products, technology areas, or business combinations. For example, in the area of investments and mergers and acquisitions, the United States has implemented requirements for approval by the United States government of outbound investments; and the approval by China regulatory authorities is required for business combinations of companies that conduct business in China over specific thresholds, regardless of where those businesses are based. Restrictions may also be imposed based on whether the supplier is considered unreliable or a security risk. For example, the Chinese government adopted a law that would restrict purchases from suppliers deemed to be “unreliable suppliers”. China has also banned the sale of products that it deems to pose security risks to China's information and infrastructure supply chain and national security. Furthermore, imposition of new or additional tariffs or new or revised export or import regulations, trade sanctions, or non-tariff barriers to doing business could cause a decrease in the demand, from customers or end-users located in China, increase the cost for our products, or promote competition from Chinese optical and photonics companies, which would adversely impact our business and results of operations.
We depend on a limited number of suppliers for raw materials, packages and components, and any failure or delay by these suppliers in meeting our requirements could have an adverse effect on our business and results of operations.
We purchase raw materials, packages and components from a limited number of suppliers, who are often small and specialized. Additionally, some of our suppliers are our sole sources for certain materials, equipment and components. We depend on the timely and continued supply and quality of the materials, packages and components that our suppliers supply to us. While we have entered into advanced payments to secure orders from some of these suppliers, we have not entered into long-term agreements with many of these suppliers. We do not have a guarantee of supply from many of these suppliers and, as a result, there is no assurance that we would be able to secure the equipment or components that we require, in sufficient quantity, quality and on reasonable terms. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Alternative sources to mitigate the risk that the failure of any sole supplier will adversely affect our business are not feasible in all circumstances. If we were to lose any one of these or other critical sources, or if there is an industry-wide increase in demand for, or the discontinuation of, raw materials used in our products, it could be difficult or impossible for us, to find an alternative supplier or raw material, in which case our operations could be adversely affected. We are also subject to risk from increasing or fluctuating market prices of certain raw materials, which are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such raw materials have from time to time become restricted, or general market factors and conditions have in the past affected and may in the future affect pricing of such commodities (including, in particular, due to changes in applicable tariffs, inflation, trade restrictions, or other supply chain constraints). For example, China’s export controls affected the availability and price of rare earth metals and other critical minerals for us as well as our supply chain and customers, adversely affecting our operations, margins and sales.
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
In August 2020, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) issued final rules that further restricted access by Huawei Technologies Co. Ltd. and certain of its affiliates (collectively, “Huawei”) to U.S. technology, software and equipment produced domestically and abroad. The final rules prevent us from selling certain products subject to the Export Administration Regulations (“EAR”) to identified Huawei entities without a license issued by BIS. Based on internal review conducted in 2023, we determined that our products may be “subject to the EAR” and consequently restricted for export, reexport, and transfer to Huawei. As a result, we stopped all of our product shipments to Huawei, historically our largest networking customer in China, in the beginning of calendar year 2024. Further, even if we are able to obtain an export authorization to sell certain products to Huawei in the future, Huawei may not be able to source products from other suppliers due to the applicable export restrictions, which could then adversely impact Huawei’s demand for our products. All U.S. companies are dependent on the ability to obtain export authorizations to sell to Huawei. Until such export authorizations are available or the export restrictions are lifted, we are limited in our ability to sell our products.
We submitted voluntary self-disclosures to BIS regarding certain product shipments to Huawei following the adoption of the final rules. In August 2024, we received an administrative subpoena from BIS requesting the production of records in connection with our business with Huawei. We also received a related subpoena from the U.S. Department of Justice (“DOJ”) that also requested information regarding our business with Huawei. We have been, and will continue to, cooperate with BIS and DOJ in responding to the subpoenas and their ongoing reviews. Any failure or alleged failure to comply with export controls laws and policies could have negative consequences, including significant legal costs, penalties, and potentially even denial of export privileges and debarment from participation in U.S. government contracts, any of which could have an adverse effect on our operations, reputation and financial condition.
Under the current regulatory policy and rules, our business with Huawei is now completely restricted. In addition to being unable to supply any products to Huawei, we are also currently unable to work with Huawei on future product developments, or confer any benefit to Huawei, and expect this to continue while Huawei remains subject to the export control restrictions. This cessation of all business activities with Huawei has resulted in our inability to earn revenue from Huawei. Huawei has been required to obtain similar or substitute products from other sources, which may include our competitors that are not subject to these restrictions. Therefore, we may never recover this demand even if such export restrictions ease.
We cannot be certain what additional actions the U.S. government may take with respect to Huawei or other entities in China or other countries, and we are unable to predict the duration and scope of the restrictions enacted in May 2019 and thereafter. BIS continues to add entities to the list of restricted parties and may expand restrictions to other customers or otherwise restrict our ability to ship products. Any further export or trade restrictions that impede our ability to export or sell our products and services could adversely affect our business, results of operations, financial condition and cash flows.

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
Our backlog may not be a reliable indicator of future operating results. Further, customer behaviors have been changing as a result of worldwide macroeconomic factors, including as a result of changes in the trade policies of the U.S. and its trading partners, such as the effects of heightened, scheduled or threatened tariffs, and which has affected demand and may continue to affect demand for certain of our products and services. If we are not able to respond to and manage the impact of these supply challenges and behavioral changes effectively, or if general macroeconomic conditions or conditions in the industries in which we operate deteriorate, our business, operating results, financial condition, and cash flows could be adversely affected.
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
•warranty related issues;
•factors beyond our control such as natural disasters, climate change, acts of war or terrorism, and pandemics and other public health emergencies;
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
The markets in which we operate are dynamic and complex, and our success depends on our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions and enhancements, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices in certain areas of our business, and we expect that these historical trends will continue. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure you that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. In addition, the markets in which our customers compete experience rapid changes in technology, customer requirements, competitive products, and industry standards, which may impact the demand for our products or products that we are developing. For example, markets driven by AI/ML technology are changing rapidly and creating increased competition from large public companies as well as private companies and start-ups; and therefore, the demand for our products that address these markets may change and is difficult to predict. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs. Future demand for our products is uncertain and will primarily depend on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline which could adversely impact our business, results of operations and financial condition.

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
•changes in or limitations imposed by trade protection laws or other regulatory orders or requirements in the United States or in other countries;
•the restrictions in China on the export of indium, gallium, germanium and other rare earth metals and critical minerals; and other retaliatory responses in the trade policies of the U.S. or foreign governments;
•the imposition of export control measures on customers in China may cause those customers to seek domestic alternatives to our products, including developing alternatives internally, and our customers demand for our products could be impacted by their inability to obtain other materials subject to sanctions;
•varying and potentially conflicting laws and regulations;

•overlapping, differing or more burdensome tax structure and laws;
•wage inflation or a tightening of the labor market;
•the impact of recessions and other economic conditions in economies outside the United States, including, for example, declines in the manufacturing Purchasing Managers Index as well as the Institute for Supply Management data in the Eurozone;
•tax and customs changes that adversely impact our global sourcing strategy, manufacturing practices, transfer-pricing, or competitiveness of our products for global sales;
•volatility in oil prices and increased costs, or limited supply of other natural resources;
•political developments, geopolitical unrest or other conflicts or wars in foreign nations, and the potential impact such developments or further actions could have on our customers in the markets in which we operate; and
•the impact of the following on service provider and government spending patterns as well as our contract and internal manufacturing: political considerations, changes in or delays in government budgeting processes, unfavorable changes in tax treaties or laws, unfavorable events that affect foreign currencies on an absolute or relative basis, natural disasters, epidemic disease, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, military actions, acts of terrorism, political and social unrest and difficulties in staffing and managing international operations.
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
We are also highly dependent on the ability to ship products to customers and to receive shipments from our suppliers. In the event of a disruption in the worldwide or regional shipping infrastructure, including as a result of geopolitical or armed conflicts, our access to supplies and our ability to deliver products to customers would correspondingly be negatively impacted. As a result of shipping disruptions, we have experienced, among other things, increased costs to ship products and delays in receiving components. Any similar disruptions in the future would likely adversely affect our operating results and financial condition.
In addition to the above risks related to our international operations, we also face risks related to pandemics and epidemics. An outbreak of a contagious disease, and other adverse public health developments, particularly in Asia, could have an adverse effect on our business operations. The effects could include restrictions on our ability to travel to support our sites in Asia or other regions or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in Asia or the facilities of our suppliers or customers and their contract manufacturers.
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
We operate in a market where demand can fluctuate rapidly and we may not be able to predict or quickly respond to trends in the dynamics of our markets and our customers or changes in customer demand, which could negatively impact our gross margins. Although AI is a relatively new demand driver for our products, it is evolving rapidly, and the expected timing and amount of investments related to AI can change significantly. As a result, it may be difficult to accurately forecast such demand and we may incur costs in anticipation of demand that ultimately does not materialize. We manufacture and purchase or commit to supplies based on forecasts of demand from our customers. If we overestimate demand, or if customers cancel or defer orders, change requirements or choose to purchase from our competitors, we may not be able to utilize on-hand inventory or reduce purchase commitments accordingly. If demand does materialize, but is lower than expected, we may not be able to reduce our costs in response, which would adversely impact our gross margins. We have experienced pressure on margins and profitability due to lower average selling prices, increase prices for certain products, price increase on certain products as a result of our supplier cost increases, inventory write-downs, cancellation penalties, and impairments charges, and may incur similar costs, charges and pressure on margins and profitability in the future.
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
Despite rigorous testing for quality, both by us and the contract manufacturers to whom we sell products and from whom we buy products, we may receive and ship defective products. We may incur significant costs to correct defective products which could result in the loss of future sales and revenue, indemnification costs or costs to replace or repair the defective products, litigation and damage to our reputation and customer relations. Defective products may also cause diversion of management attention from our business and product development efforts.
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
Further, certain of our suppliers are located in China, which exposes us to risks associated with Chinese laws and regulations and U.S. laws, regulations and policies with respect to China, such as those related to export controls, tariffs and retaliatory measures, and risks related to taxation and the treatment of intellectual property. Chinese and U.S. laws and regulations are subject to frequent change, and if our suppliers are unable to obtain or retain the requisite legal permits or otherwise to comply with Chinese and U.S. legal requirements, we may be forced to obtain products from other manufacturers or to make other operational changes, including transferring our manufacturing to another manufacturer or to our own manufacturing facilities. In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. We may continue to face uncertainty with respect to our suppliers’ abilities to supply products due to supply chain and inventory impacts, tax and trade policies, the effects of trade wars, including heightened, scheduled, and threatened tariffs and trade restrictions, and government regulations affecting trade between the United States and other countries. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, for example, higher U.S. tariffs on the import of certain products manufactured in Thailand or China (and vice-versa), could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increased product and product-related costs. Any such developments could have a material impact on our ability to meet our customers’ expectations and may materially impact our operating results and financial condition.
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
If we are unable to successfully identify, acquire and integrate suitable businesses, our operating results and prospects could be harmed, and any businesses we acquire may not perform as expected or be effectively integrated.
We have in the past and expect to continue to seek to expand and diversify our operations with acquisitions of complementary technologies, products, manufacturing facilities, assets and businesses and other strategic transactions. Even if we are able to identify a target for acquisition, we may be unable to complete prospective acquisitions on commercially reasonable terms or for many reasons, including competition from other potential acquirers, regulatory requirements or other reasons. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets or force us to divest all or a portion of our business or an acquired business. We may expend significant cash or incur substantial debt to finance such acquisitions, and such indebtedness may restrict our business or require the use of available cash to make interest and principal payments. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which may result in dilution to our stockholders, or if such convertible debt securities are not converted, significant cash outlays.
Negotiations for potential acquisitions or other transactions may result in diversion of management’s time and significant out-of-pocket costs. In addition, we may face risk related to:
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
•litigation in connection with transactions, which may be costly; and
•failure to consummate an acquisition resulting in negative publicity and/or negative impression of us in the investment community that could impact our stock price.

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
In addition, any businesses we acquire may not perform as well as we expect. We may be unsuccessful in implementing our strategy, or integrating acquired companies, businesses or product lines and personnel with existing operations, the integration may be more difficult or more costly than anticipated, or the transaction may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investment. Some of the challenges involved integrating businesses and acquisitions include:
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
•integrating the acquired business onto our systems and ensuring the acquired business meets our financial reporting requirements and timelines, including integrating Enterprise Resource Planning (“ERP”) systems and other key business applications;
•increasing the scope, geographic diversity and complexity of our operations;
•difficulties in integrating operations across different geographies, cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
•difficulties in integrating acquired technology;
•difficulties in consolidating facilities and transferring processes and know-how;
•temporary loss of productivity or operational efficiency; and
•adverse tax or accounting impact.
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
We have taken steps, including implementing reductions in force and internal reorganizations, to reduce the cost of our operations, improve efficiencies, or realign our organization and staffing to better match our market opportunities and our technology development initiatives. We may take similar steps in the future as we seek to realize operating synergies, to achieve our target operating model and profitability objectives, or to reflect more closely changes in the strategic direction of our business or the evolution of our site strategy and workplace. These changes could be disruptive to our business, including our research and development efforts, and may result in the recording of special charges, including workforce reduction or restructuring costs. Substantial expenses or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.

We may not be able to realize tax savings from our international structure, which could adversely affect our operating results.
During fiscal years 2023 and 2025, we completed international restructurings that included the intra-entity transfer of certain intellectual property and other assets used in the business among various subsidiaries. The structures implemented may be challenged by tax authorities, and if such challenges are successful, the tax consequence we expect to realize could be adversely impacted. If substantial modifications to our international structure or the way we operate our business are made, such as if future acquisitions or divestitures occur, if we or our customers or suppliers change our logistics, if changes in domestic and international tax laws negatively impact the structure, if we do not operate our business consistent with the structure and applicable tax provisions, if we fail to achieve our revenue and profit goals, or if the international structure or our application of arm’s-length principles to intercompany arrangements is successfully challenged by the U.S. or foreign tax authorities, our effective tax rate may increase, which could have an adverse effect on our operating and financial results.
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
The Organization for Economic Cooperation and Development (the “OECD”) has proposed changes to existing tax laws, including a proposed global minimum tax of 15%, also known as Pillar Two. Many countries, including European Union member states have adopted or are considering adopting legislation to enact these proposals. The OECD and participating jurisdictions have recently agreed to a “side-by-side” solution that exempts U.S.-parented multinational businesses, like ours, from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments, or incentives will not be adversely affected by these or other developments or changes in law.
On July 4, 2025, H.R.1, the One Big Beautiful Bill Act (“OBBBA”), was signed into law which contains a broad range of provisions affecting businesses including permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Our tax provision includes the impact of the OBBBA. We will continue to evaluate the impact of the OBBBA to our income tax provision.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including supporting the development and introduction of new products, addressing new markets, engaging in strategic transactions and partnerships, improving or expanding our operating infrastructure or acquiring complementary businesses and technologies. Investments, partnerships and acquisitions involve risks and uncertainties which could adversely affect our operating and financial results. We have repeatedly taken advantage of opportunities for convertible debt financing and have $1,554.3 million in aggregate principal amount of debt outstanding. In addition, in December 2025, we entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. We may in the future engage in additional equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, or equity-linked or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, uncertainty in the macroeconomic environment, increasing interest rates and other factors have resulted in volatility in the capital markets and less favorable financing terms. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
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
Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, or acquisition or other processing of confidential or other information or otherwise affect service reliability and threaten the confidentiality, integrity and availability of our systems and information stored or otherwise processed on our systems. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, geopolitical tensions, conflicts and wars, may increase our risks of cyber-attacks. Further, as artificial intelligence (“AI”) capabilities improve and become increasingly commonplace, cyber-attacks leveraging AI are likely to pose increasing threats. These attacks could, for example, leverage AI to directly attack information systems with increased speed and/or efficiency compared to a human threat actor, to identify or exploit security vulnerabilities, or to create more effective phishing emails. In addition, a vulnerability could be introduced from us or our third-party service providers incorporating output of an AI tool, such as AI-generated source code, that includes a threat. While we work to safeguard our internal systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering attacks and other cyber-attacks, and these attacks may become more prevalent with a substantial portion of our workforce being distributed geographically, particularly given the resulting increased remote access to our networks and systems. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or otherwise, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information.

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
If we have insufficient proprietary rights or if we fail to protect our rights, our business could be harmed.
We seek to protect our products, technologies, and product roadmaps in part through a combination of patents, trade secrets, know-how, trademarks, copyrights, and ongoing technological innovation. Our ability to protect our intellectual property is limited, however, because unauthorized use, misappropriation, or infringement of our proprietary rights is difficult, time-consuming, and costly to detect and prevent. The steps we take to protect our intellectual property may be inadequate to prevent third parties from misappropriating our technology or independently developing competing or similar products.
Other companies may be developing technologies that are similar or superior to our own. In addition, there may be existing patents or other intellectual property rights of which we are unaware that could be relevant to our business. Patent applications are often not published until issued or published after a delay, and as such, we cannot be certain that our products do not infringe pending third-party patent applications. Our pending or future patent applications may not result in issued patents, and any patents that do issue may not provide sufficiently broad protection to prevent others from developing, making, using, or selling products similar to ours, or may be challenged, invalidated, circumvented, or deemed unenforceable.
We do not hold intellectual property rights in every jurisdiction in which we sell or distribute our products. As a result, competitors may be able to offer identical or similar products in jurisdictions where we lack patent or other intellectual property protection. Further, intellectual property laws and enforcement mechanisms vary by jurisdiction, and certain regions, including Europe, Asia-Pacific and Latin America, may not protect our intellectual property rights to the same extent as the United States.
We rely on licenses to third-party technologies, and we are obligated to pay royalties under certain of these agreements. If we are unable to maintain these licenses or obtain new licenses on commercially reasonable terms, or at all, we may be unable to use important third-party technologies. This could delay or prevent the development of new products, restrict the sale of existing products, increase our costs, or otherwise adversely affect our operating results. In addition, the use of open-source software in our products may subject us to license obligations that could require us to disclose proprietary source code or otherwise limit our ability to protect our intellectual property.

We seek to protect our trademarks, including the Lumentum brand, through registration and enforcement efforts in selected jurisdictions. However, we have not registered our trademarks in every country in which we operate, and third parties may be able to use identical or confusingly similar marks in jurisdictions where our trademarks are not registered or enforceable. Even where our trademarks are registered, third parties may challenge, oppose, or seek to invalidate those registrations, and our efforts to maintain and enforce trademark protection may not be sufficient or effective.
A breach or failure of our information technology systems, or those of our third-party service providers, could result in the unauthorized access to, or misappropriation of, our intellectual property, trade secrets, or confidential business information. Any actual or perceived cybersecurity incident or other security breach could damage our reputation, disrupt our operations, and adversely affect our relationships with customers and partners.
In addition, evolving legal and regulatory frameworks governing intellectual property rights related to artificial intelligence (“AI”) may create uncertainty regarding ownership, scope, or enforceability of intellectual property developed using AI-enabled tools. These developments could reduce the value or protectability of intellectual property created through AI-assisted processes and adversely affect our competitive position.
Our products may be subject to claims that they infringe the intellectual property rights of others, the resolution of which may be time-consuming and expensive, as well as require a significant amount of resources to prosecute, defend, or make our products non-infringing.
Our products may be subject to claims that they infringe the intellectual property rights of others. Intellectual property litigation is common in our industry, and we have received, and may continue to receive, infringement claims from third parties. Such claims increasingly arise from (i) operating companies, including customers and competitors, seeking to monetize their patent portfolios, and (ii) non-practicing entities that do not manufacture or sell products. Defending against these claims, regardless of their merit, can be costly and time-consuming and may divert management and technical resources.
If we are unsuccessful in defending against infringement claims, we may be required to pay damages, enter into costly license agreements, redesign products, or cease selling certain products. Licenses may not be available on commercially reasonable terms, or at all. In addition, exclusionary orders or injunctions could limit our ability to manufacture or sell affected products, which could materially and adversely affect our revenues and operating results. We also provide indemnification to certain customers against intellectual property infringement claims and may incur significant costs in connection with defending and indemnifying such claims.
We further face the risk of trademark infringement claims in various jurisdictions, which may increase as a result of acquisitions or expansion into new markets. The resolution of such claims, whether through litigation or settlement, could result in significant liability, significant expense, require changes to branding or product labeling, or prevent us from using certain trademarks, any of which could adversely affect our business, financial condition, and operating results.
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
Risks Related to Our Indebtedness
Servicing our existing and future indebtedness, including the 2026 Notes, 2028 Notes, 2029 Notes and 2032 Notes (collectively referred to as the “convertible notes”) and any revolving loans under our Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the convertible notes and our Credit Agreement, and our current and future indebtedness may limit our operating flexibility or otherwise affect our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness under the convertible notes, or to make cash payments in connection with any conversion of the convertible notes or upon any fundamental change if holders of the applicable series of the convertible notes require us to repurchase their convertible notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. During fiscal year 2026, the last reported sale price of our common stock was at least 130% of the applicable conversion price of each of the respective convertible notes in effect for at least 20 trading days during the last 30 trading days in fiscal year 2026; therefore, the convertible notes are convertible at the option of the holders with the principal balance contractually required to be settled in cash. To the extent all convertible note holders elect to convert all or a significant portion of the convertible notes within a short period of time, our liquidity would be adversely impacted, and could adversely impact our ability to continue as a going concern.
Our Credit Agreement contains various customary events of default that include, among others, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and events constituting a change of control, subject to thresholds and cure periods as set forth in the Credit Agreement. Upon the occurrence and during the continuance of an event of default, the Lenders may terminate their commitments and accelerate our obligations under the Credit Agreement and may exercise certain other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. If there were outstanding borrowings under the Credit Agreement that were accelerated, we may not have sufficient cash on hand or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition.

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
Our existing and future indebtedness could have important consequences to our stockholders and significant effects on our business. For example, our Credit Agreement contains a number of negative covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with other companies, sell substantially all of our assets, make restricted payments, enter into certain transactions with affiliates and make certain prepayments of subordinated debt, in each case subject to certain exceptions. In addition, the Credit Agreement contains financial covenants that require compliance with a maximum secured net leverage ratio and minimum interest coverage ratio, in each case tested at the end of each fiscal quarter.
Our current and future indebtedness could:
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
Further, there is increased attention from the government and the media regarding potential threats to U.S. national security and foreign policy relating to certain foreign entities, particularly Chinese entities, and the imposition of enhanced restrictions or sanctions regarding the export of our products or on specific foreign entities that would restrict their ability to do business with U.S. companies may adversely affect our business. For example, on May 16, 2019, Huawei was added to the Entity List, additional regulatory restrictions were imposed in May and August 2020, including the October 2022 changes to the Foreign Direct Product Rule, which imposes limitations on the supply of certain U.S. items and product support to Huawei. FiberHome Technologies was also added to the Entity List on May 22, 2020. These actions, among others, have resulted in escalating tensions between the U.S. and China and create the possibility that the Chinese government may take additional steps to retaliate against U.S. companies or industries. We currently do not supply any products to Huawei, and we cannot predict whether we will again be able to sell to Huawei. Further, we cannot predict what additional actions the U.S. government may take with respect to Huawei beyond what is described above or to other of our customers, including modifications to or interpretations of Entity List restrictions, export restrictions, tariffs, or other trade limitations or barriers.
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
There has been in recent years a focus on corporate social and environmental (“ESG”) responsibility in our industry as well as generally in the United States and globally, especially with respect to large public companies. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain. If we are unable to comply with, or are unable to cause our suppliers or contract manufacturers to comply with such policies or provisions, or if we are unable to meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations. We expect to face increasing worldwide regulatory activity relating to climate change in the future. Future compliance with these laws and regulations, as well as meeting related customer and investor expectations, may adversely affect our business and results of operations.

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
We are also subject to laws and regulations relating to our collection, use, protection and other processing of personal data of our employees, customers and others. These laws and regulations are subject to frequent modifications and updates and require ongoing supervision. For example, the European Union adopted the GDPR, which became effective in May 2018, establishing stringent requirements for data protection in Europe and providing for substantial penalties for noncompliance. Additionally, California has the CCPA, which went into effect on January 1, 2020, and which was amended and supplemented by California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. Other legislation relating to privacy, data protection and cybersecurity has been proposed or adopted in several other states, including the enactment of legislation similar to the CCPA and CPRA enacted in numerous states. Aspects of the CCPA, CPRA and these other laws and regulations, as well as their enforcement, remain unclear. The U.S. federal government also is contemplating federal privacy legislation, and the U.S. Department of Justice has issued regulations restricting certain bulk transfers of sensitive personal data. The effects and impact of these or other laws and regulations relating to privacy, data protection and cybersecurity are potentially significant and may require us to modify practices and policies and to incur substantial costs and expenses in efforts to comply. Laws and regulations relating to privacy, data protection and cybersecurity, and their interpretation and enforcement, continue to evolve in various jurisdictions.
Further, the United Kingdom has implemented legislation similar to the GDPR, which provides for penalties, similar to the GDPR. This legislation was amended in 2025. Aspects of United Kingdom data protection law, including with respect to cross-border data transfers, are subject to uncertainty. The European Commission has adopted an adequacy determination regarding the United Kingdom data protection regime that generally has permitted personal data to be transferred between the European Economic Area (“EEA”) and the United Kingdom, which it has extended through December 2031. This adequacy decision is, however, subject to potential revocation or modification. We cannot fully predict how the United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws, regulations, and guidance regarding data transfers. We may find it necessary to make further changes to our handling of personal data of residents of various jurisdictions, each of which may require us to incur significant costs and expenses.
New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. Various current and proposed regulatory frameworks in the U.S., the European Union, China and other jurisdictions address the development and use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have an adverse effect on our financial condition and results of operations.
Evolving laws and regulations relating to the foregoing matters add to the complexity of our compliance obligations and increase our compliance costs, and it is possible that our practices may be deemed not to comply with such laws and regulations or other actual or asserted obligations relating to such matters. Any actual or alleged failure to comply with applicable laws or regulations or other actual or asserted obligations relating to such matters could result in increased costs for our products, monetary penalties, damage to our reputation and market position, government inquiries, subpoenas, investigations and other legal proceedings, legal claims, demands and litigation and other obligations and liabilities. Furthermore, legal and regulatory requirements applicable to our business are subject to change from time-to-time, which increases our monitoring and compliance costs and the risk that we may fall out of compliance or for this to be alleged to have occurred. Additionally, we may be required to ensure that our suppliers comply with applicable laws and regulations. If we or our suppliers fail or are perceived to fail to comply with such laws or regulations, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have an adverse effect on our business, financial condition and results of operations.

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
Our common stock is listed on the Nasdaq Global Select Market under the symbol “LITE.” The market price of our common stock has fluctuated in the past and may fluctuate significantly due to a number of factors, some of which may be beyond our control and may often be unrelated or disproportionate to our operating performance. These include:
•changes in global economic, market and political conditions and other external factors, including those resulting from trade tensions, rising inflation, and fluctuations in foreign currency exchange and interest rates;
•speculation in the press or investment community about our strategic position;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•changes in earnings estimates or recommendations by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•a shift in our investor base;
•the financial performance of other companies in our industry, and of our customers;
•general market conditions in the semiconductor industry;
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
Pursuant to the terms of our convertible notes, if the convertible notes are converted by holders, we are required to satisfy our conversion obligation with respect to the convertible notes by delivering cash equal to the principal amount of such converted convertible notes and cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. If we elect to deliver common stock upon conversion of the convertible notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, certain holders of the convertible notes may engage in short selling to hedge their position in the convertible notes. Anticipated future conversions of the convertible notes into shares of our common stock could depress the price of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Cybersecurity risk management is an important part of and is integrated into our overall enterprise risk management framework, with cybersecurity risks being among the core enterprise risks identified for oversight by our Board of Directors (the “Board”) through our annual enterprise risk assessment. We maintain an enterprise-wide cybersecurity risk assessment program and framework that is designed to identify, assess, and manage cybersecurity risk, vulnerabilities, and threats. The foundation of our cybersecurity program is based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework and complies with the International Organization for Standardization (“ISO”) 27001:2022 standard. In alignment with the concepts and principles articulated in these standards, we have implemented controls related to cybersecurity threats and incidents including monitoring, log collection and analysis, threat hunting and intelligence surveillance, and regular vulnerability scans/penetration tests. Additionally, in furtherance of assessing, identifying, and managing material cybersecurity risks, we:
•Leverage technology solutions designed to provide protection for our assets and detect threats in our environment;
•Perform regular vulnerability assessments and penetration testing in efforts to identify, assess, and remediate weaknesses;
•Maintain an enterprise-wide disaster recovery governance program;
•Regularly perform cybersecurity-related disaster recovery testing designed to ensure that our mission-critical IT systems are recoverable, in support of our business continuity needs; and
•Work with each of our business and corporate groups with our internal cybersecurity program to integrate cybersecurity requirements into operating environments as appropriate. In addition, executive management, as well as our Board, regularly review our financial planning processes for these areas, inclusive of our cybersecurity programs.
Changes or additions to our cybersecurity risk assessment program and related practices and procedures described above in response to cybersecurity needs are reviewed by our Cybersecurity Steering Committee (“CSC”), an executive management-level cross-functional group.

We regularly engage independent third parties to assess the effectiveness of our cybersecurity program and practices and to assist with risk mitigation. These assessments are performed in conformance with ISO standards and requirements. Enhancements to our cybersecurity program and practices are identified from assessment findings, and if deemed appropriate, implemented.
In addition, we evaluate the security posture and features of critical vendors and suppliers. This includes reviewing and monitoring of the third party controls, to help ensure third party services meet our standards for such providers and that the cybersecurity risks associated with the use of these services are appropriate.
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
Our cybersecurity program is led by our CISO, who manages a team of cybersecurity professionals. Our CISO has over 20 years of experience in cybersecurity and technology, including as a CISO at another public company. Members of our cybersecurity team, combined, have over 80 years of cybersecurity experience and members of the team hold various professional certifications.
As noted above, we also maintain a CSC, which consists of our Vice President IT - Chief Information Security Officer (CISO), Chief Executive Officer, Executive Vice President - Chief Financial Officer, Senior Vice President - Chief Human Resources Officer, Senior Vice President - General Counsel, Executive Vice President - Chief Transformation Officer, Senior Vice President - Global Fabs, Senior Vice President - Manufacturing Operations, Group Vice President - Chief Information Officer (CIO), and Vice President - Internal Audit. The CSC has the primary responsibility to monitor and manage existing and emerging cybersecurity risks. The CSC provides oversight of cybersecurity initiatives within Lumentum and is responsible for integrating cybersecurity risk management practices with critical business processes to help ensure that cybersecurity is appropriately addressed throughout Lumentum.

ITEM 2.    PROPERTIES
We own and lease various properties in the United States and eleven other countries around the world. We use the properties for executive and administrative offices, product development offices, customer service offices and manufacturing facilities. Our current corporate headquarters, which we own, is approximately 124,000 square feet and located in San Jose, California. As of June 27, 2026, our leased and owned properties in total are approximately 3,100,000 square feet, of which we own approximately 2,136,000 square feet, including the 1,173,000 square feet manufacturing sites in Thailand, the 183,000 square feet manufacturing site in the United Kingdom, the 148,000 square feet manufacturing site in Greensboro, North Carolina, the 124,000 square feet on the San Jose campus, the 472,000 square feet manufacturing and R&D site in Japan, and the 36,000 square feet manufacturing and R&D sites in Slovenia. Leased sites include properties located in Canada, China, Hong Kong, Italy, Japan, Switzerland, Taiwan, the United States, and South Korea. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
From time-to-time we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs. In March 2026, we acquired a manufacturing facility in Greensboro, North Carolina, which mainly included land, building, machinery and equipment. In March 2026, we also completed the sale of two commercial real estate properties located in San Jose, California. The properties consist of commercial buildings used by us for administrative, research and development and manufacturing support activities. In March 2025, we completed a transaction to sell the land and building of a 250,000 square feet manufacturing facility located in Shenzhen, China. In July 2024, we completed a transaction to purchase the land and building of our wafer fabrication facility located in Sagamihara, Japan. Our lease of the building at the premises was terminated as a result of the purchase.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market under the symbol “LITE”. According to records of our transfer agent, we had 1,657 stockholders of record as of August 14, 2026, and we believe there is a substantially greater number of beneficial holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the Nasdaq Composite Index (the “IXIC”) and the Nasdaq 100 Technology Sector Index (the “NDXT”) from market close on July 2, 2021 (the last trading day before the beginning of our fifth preceding fiscal year) through June 27, 2026. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
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
Overview
We are a global leader in optical and photonic technologies and an industry-leading provider of optical and photonic products based on revenue and market share. Our products are essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications.
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
We disaggregate revenue by type of product, which are Components and Systems, and by geography. A Components product is defined as one of the individual building blocks that goes into creating a larger solution. It is typically not a complete solution on its own but rather a specialized element that enables system functionality. This includes semiconductor laser chips, laser sub-assemblies, line subsystems and wavelength management systems. These are supplied to customers who then integrate them into their own full system solutions. Components represent foundational parts that support or enable that system’s operation and include optical chips and subsystems that are supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers.
A Systems product is defined as a complete, stand-alone solution that delivers full functionality to the end customer. It is typically self-contained and ready to operate within a customer’s network or application environment. This includes optical modules, optical circuit switches, and industrial lasers such as short-pulse solid-state lasers and kilowatt-class fiber lasers. These products integrate multiple technologies and subsystems into a finished solution that directly addresses a customer’s needs. A system represents the end-product that can be deployed and used independently.
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

Operating Segment Information
Prior to fiscal year 2026, we operated in two reportable segments: Cloud & Networking and Industrial Tech. During the first quarter of fiscal year 2026, we implemented a reorganization and are now managed as a single, integrated enterprise. A unified management team oversees operations across the entire company rather than through discrete operating segments. The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented as a single enterprise to allocate resources and evaluate financial performance.
The CODM assesses performance and allocates resources based on consolidated net (loss) income from our consolidated statements of operations. This metric is used to set budgets, evaluate performance, review actual results, and determine whether to reinvest profits, pursue acquisitions, or make other capital management decisions. Segment expenses are reflected in our consolidated statements of operations and cash flows, while segment assets are measured through the consolidated assets on the consolidated balance sheets. Accordingly, we operate in a single reporting segment. Comparative prior-period segment information has been updated to reflect this structure, with no impact on previously reported consolidated results of operations, financial position or cash flows.
Industry Conditions
Through fiscal year 2024, we experienced significant fluctuations in demand as customers delayed projected shipments or built up inventory in response to supply shortages and then brought down inventories as supply chain constraints eased. Our revenue fluctuated in response to these changes in demand and our margins were adversely impacted as we were not able to fully recover costs, such as underutilized manufacturing capacity. However, beginning in the first quarter of fiscal year 2025, network equipment manufacturers normalized inventory levels; and since then, we have seen increasing demand from AI and cloud customers as they continue to expand their data centers, driven in part by the continued advances in cloud and AI infrastructure. This demand is outpacing our current supply which has required us to make decisions on supply allocation. We are investing in manufacturing capacity, both internally and with contract manufacturers, to meet demand.
Our supply chain is complex, and we need to manage supply of certain components required to build our products while confronted with fluctuating demand from our customers. From time to time, we experience logistics and supply chain issues and shortages of the types of components we and our customers require in our products, and when we experience these shortages, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers.
Due to worldwide operations, we and our customers are also subject to risks relating to the global trade environment. We are actively monitoring and assessing the global trade environment, particularly with respect to various proposed and enacted changes in tariff regulations and trade restrictions. The ongoing uncertainty surrounding trading policies, including the potential for additional tariffs, restrictions related to our customers and retaliatory measures by non-U.S. governments, continues to create a volatile environment that could disrupt our operations. The imposition of tariffs on certain imported goods and materials and export controls on critical components may increase our costs and place upward pressure on the cost of goods sold, which, in turn, may reduce our gross margins if we are unable to pass these costs onto customers through price increases.
For more information on risks associated with supply chain constraints and customer inventory, as well as tariffs and other trade restrictions, refer to Item 1A “Risk Factors” of this Annual Report.

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
Our revenue arrangements do not contain significant financing components.
If a customer pays consideration, or we have a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred revenue or deposits received from customers which are included in other current liabilities or other long-term liabilities when the payment is made.
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

The following table reflects the changes in contract balances as of June 27, 2026 (in millions, except percentages):

Contract balances	Balance sheet location	June 27, 2026	June 28, 2025	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$520.3	$250.0	$270.3	108.1%
Deferred revenue and customer deposits	Other current liabilities	$15.4	$0.7	$14.7	n/a
Deferred revenue and customer deposits	Other non-current liabilities	$1.4	$—	$1.4	n/a
Disaggregation of Revenue
We disaggregate revenue by geography and by type of product. Refer to “Note 18. Revenue Recognition” to the consolidated financial statements for a presentation of disaggregated revenue. We do not present other levels of disaggregation, such as by customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our Chief Operating Decision Maker (“CODM”) to manage the business.
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. In considering the need for valuation allowance, we consider future growth, forecasted earnings including future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings including historical earnings adjusted for non-recurring items, taxable income in prior years, if carry-back is permitted under the law, and prudent and feasible tax planning strategies.
In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. Conversely, if we later determine that it is more likely than not that all or a portion of the net deferred tax assets will be realized, we would reverse the applicable portion of the previously established valuation allowance. A release of valuation allowance decreases our income tax expense in the period of release, increases our net income, and reduces our effective tax rate. Such releases may be material to our financial statements depending on the size of the deferred tax assets involved.
In the fourth quarter of fiscal year 2026, we released $236.3 million of valuation allowance on the majority of our U.S. federal and state deferred tax assets after we considered all available positive and negative evidence. As of June 27, 2026, we have a cumulative U.S. loss for the 3-year period on the basis of pretax income adjusted for recurring permanent book-to-tax differences. The cumulative loss is driven by the loss on debt extinguishment of $7,756.6 million. Because of this cumulative U.S. loss, we developed an objectively verifiable estimate of future taxable income based upon our recent U.S. operating results which excluded the loss on debt extinguishment. In other words, we would have had cumulative U.S. income for the 3-year period based on our pretax income adjusted for recurring permanent book-to-tax differences without the loss on debt extinguishment. Additional positive evidence that we have considered in our assessment of the need for a valuation allowance included existing contracts and firm sales backlog, as well as utilization of more U.S. tax attribute than generated which reduces our U.S. federal and state net deferred tax assets. Based upon this objectively verifiable estimate of future income, our U.S. deferred tax assets are more likely than not to be realized prior to expiration with the exception of federal foreign tax credit carryforwards and California research and development credit carryforwards. We continued to maintain valuation allowances against these deferred tax assets because, based on their character, jurisdiction, applicable utilization limitations, and expiration periods, it is more likely than not that they will not be utilized in the future. As of the end of fiscal year 2026, we maintained an $81.4 million valuation allowance on these U.S. deferred tax assets.

In the fourth quarter of fiscal year 2025, we released $153.1 million of valuation allowances on our United Kingdom (“U.K.”) deferred tax assets after we considered all available positive and negative evidence related to our U.K. subsidiary. We analyzed the U.K. subsidiary’s historical operating results, projected future taxable income, tax planning strategies, and reversals of deferred tax liabilities, and determined that the weight of available objectively verifiable positive evidence supported the realizability of the U.K. deferred tax assets. In weighing the available evidence, more weight was placed upon our forecasts of future taxable income than on the history of pre-tax losses as such losses were generated under our prior U.K. business operating model which will no longer be in effect beginning with fiscal year 2026, and the guarantee of a positive operating margin as we effectuated an internal restructuring at the end of fiscal year 2025. Further, the most significant deferred tax asset in the U.K. is the net operating loss carryforward. Under the U.K. tax law, net operating losses may be carried forward indefinitely, and we have considered the indefinite carryforward period to be positive evidence.
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
We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and events specific to us. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments. For example, if the price of our common stock were to significantly decrease combined with other adverse changes in market conditions, thus indicating that the underlying fair value of our reporting units may have decreased, we may reassess the value of our goodwill in the period such circumstances were identified.
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
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” to the consolidated financial statements.

Results of Operations
This section of this Form 10-K generally discusses fiscal year 2026 compared to fiscal year 2025. The comparison of the fiscal year 2025 results with the fiscal year 2024 results that are not included in this Form 10-K can be found in the “Management’s Discussion and Analysis Results of Operations” section in our fiscal year 2025 Annual Report within Part II, Item 7 of Form 10-K, filed on August 19, 2025.
The following table summarizes selected consolidated statements of operations items as a percentage of net revenue:

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Net revenue by type of products:
Components	66.5%	67.9%	60.5%
Systems	33.5	32.1	39.5
Net revenue	100.0	100.0	100.0
Cost of sales	55.7	67.0	75.3
Amortization of acquired developed intangibles	2.6	5.0	6.2
Gross profit	41.7	28.0	18.5
Operating expenses:
Research and development	11.8	18.5	22.2
Selling, general and administrative	12.1	21.2	22.9
Restructuring and related charges	0.4	1.4	5.3
Gain on sale of facility	—	(2.1)	—
Total operating expenses	24.3	38.9	50.4
Income (loss) from operations	17.4	(10.9)	(31.9)
Other (expense) income, net:
Loss on debt extinguishment	(257.4)	—	—
Escrow settlement	0.9	—	—
Interest expense	(0.7)	(1.3)	(2.5)
Other income, net	1.8	1.8	4.6
Total other (expense) income, net	(255.4)	0.5	2.1
Loss before income taxes	(238.0)	(10.4)	(29.8)
Income tax (benefit) provision	(7.9)	(12.0)	10.4
Net (loss) income	(230.1)%	1.6%	(40.2)%

Financial Data for Fiscal Years 2026, 2025, and 2024
The following table summarizes selected consolidated statements of operations items (in millions, except for percentages):

	2026	2025	Change	Percentage Change	2025	2024	Change	Percentage Change
Net revenue by type of products:
Components	$2,005.6	$1,116.3	$889.3	79.7%	$1,116.3	$822.1	$294.2	35.8%
Systems	1,008.4	528.7	479.7	90.7%	528.7	537.1	(8.4)	(1.6)%
Net revenue	$3,014.0	$1,645.0	$1,369.0	83.2%	$1,645.0	$1,359.2	$285.8	21.0%

Gross profit	$1,255.9	$459.9	$796.0	173.1%	$459.9	$251.5	$208.4	82.9%
Gross margin	41.7%	28.0%			28.0%	18.5%

Research and development	$356.5	$303.9	$52.6	17.3%	$303.9	$302.2	$1.7	0.6%
Percentage of net revenue	11.8%	18.5%			18.5%	22.2%

Selling, general and administrative	$363.2	$348.2	$15.0	4.3%	$348.2	$310.7	$37.5	12.1%
Percentage of net revenue	12.1%	21.2%			21.2%	22.9%

Restructuring and related charges	$11.4	$22.8	$(11.4)	(50.0)%	$22.8	$72.6	$(49.8)	(68.6)%
Percentage of net revenue	0.4%	1.4%			1.4%	5.3%

Gain on sale of facility	$—	$(34.9)	$34.9	n/a	$(34.9)	$—	$(34.9)	n/a
Percentage of net revenue	—%	(2.1)%			(2.1)%	—%
Net Revenue
Net revenue increased by $1,369.0 million, or 83.2%, during fiscal year 2026 compared to fiscal year 2025, driven by $889.3 million increase in Components products and a $479.7 million increase in Systems products.
The Components products net revenue growth was primarily driven by the ramp of laser chip and laser assembly product shipment, which represent 78% of the total growth to support strong, broad-based demand across intra-data center, data center interconnect, and long-haul applications, complemented by a slight increase in average selling prices of laser chip products driven primarily by a shift to 200G lane speeds. The remaining approximately 22% of Components net revenue growth was primarily due to an increase in shipment volume of data transport products, encompassing line subsystems solutions for long-haul terrestrial networks and charge pump products used in undersea network installations.
The System products net revenue growth was primarily driven by our cloud transceiver product lines which increased by more than 173% due to an increase in shipment volume, partially offset by lower average selling prices. We also continued the initial phase of optical circuit switch shipments, which contributed more than $90.0 million of revenue during fiscal year 2026. and we remain on track for manufacturing expansion over the coming quarters to support future growth.
During our fiscal years 2026, 2025 and 2024, net revenue from a single end customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Customer A	26.6%	15.4%	18.9%
Customer B	15.0%	16.0%	11.4%

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that represented 10% or more of our total net revenue (in millions, except percentage data):

	Years Ended
	June 27, 2026		June 28, 2025		June 29, 2024
Net revenue:
Americas:
United States	$627.9	20.8%	$312.3	19.0%	$356.1	26.2%
Mexico	443.7	14.7	148.5	9.0	91.7	6.7
Other Americas	13.2	0.4	20.1	1.2	3.4	0.3
Total Americas	$1,084.8	35.9%	$480.9	29.2%	$451.2	33.2%

Asia-Pacific:
Thailand	$626.6	20.8%	$291.8	17.7%	$183.8	13.5%
Hong Kong	519.3	17.2	398.6	24.2	261.9	19.3
China	284.8	9.4	95.5	5.8	68.2	5.0
Japan	104.6	3.5	78.3	4.8	84.6	6.2
Other Asia-Pacific	216.9	7.3	136.4	8.4	181.3	13.4
Total Asia-Pacific	$1,752.2	58.2%	$1,000.6	60.9%	$779.8	57.4%

EMEA	$177.0	5.9%	$163.5	9.9%	$128.2	9.4%

Total net revenue	$3,014.0	100.0%	$1,645.0	100.0%	$1,359.2	100.0%
During fiscal years 2026, 2025 and 2024, net revenue from customers outside the United States, based on customer shipping location, represented 79.2%, 81.0% and 73.8% of net revenue, respectively.
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
Gross Margin
Gross margin in fiscal year 2026 increased to 41.7% from 28.0% in fiscal year 2025, primarily driven by higher revenue from our laser chip, laser assembly, and data transport products. Approximately 54% of the gross margin dollar increase was driven by lower manufacturing costs as a percentage of revenue, primarily due to higher internal factory utilization. Additionally, 29% of the gross margin increase was driven by a mix shift to higher margin products. The remaining 17% increase in gross margin relates to the decrease in amortization of acquired intangibles.
The markets in which we sell products are undergoing product, architectural and business model transitions, driven in part by the deployment of AI, high customer concentrations, are highly competitive, are price sensitive and/or are affected by customer seasonality and have variants in buying patterns. We expect these factors to result in variability of our gross margin, and our gross margin may be subject to increasing downward pressure due to these factors.

Research and Development (“R&D”)
R&D expense increased by $52.6 million, or 17.3% during fiscal year 2026 compared to fiscal year 2025, primarily due to a $23.2 million increase in our cash incentive compensation due to higher revenue and profit levels, whereas the fiscal year 2025 annual incentive plan was mostly equity-based, a $19.9 million increase related to new R&D programs, and a $14.4 million increase in payroll related expenses primarily driven by equity-related taxes. These increases were offset in part by a $4.5 million decrease in stock-based compensation.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $15.0 million, or 4.3%, during fiscal year 2026 compared to fiscal year 2025, primarily due to a $20.2 million increase in our cash incentive compensation due to higher revenue and profit levels, whereas the fiscal year 2025 annual incentive plan was mostly equity-based, a $16.0 million increase in payroll related expenses primarily driven by equity-related taxes, and a $7.7 million loss on sale of two commercial buildings. These increases were offset in part by a $9.5 million decrease in amortization of intangible assets as certain assets were fully amortized, a $5.1 million decrease in stock-based compensation as a result of equity award modifications made in 2025, a $5.2 million decrease related to executive employee transitions, and a $3.2 million reductions in bad debt expense.
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
During fiscal year 2026, we recorded restructuring and related charges of $11.4 million, primarily related to a reduction in force during the period in order to enhance operational efficiency and realign our investments toward the most critical initiatives
Refer to “Note 12. Restructuring and Related Charges” to the consolidated financial statements.
Gain on Sale of Facility
In fiscal year 2025, we completed the sale of our assets in an entity in Shenzhen, China and received net proceeds of $47.8 million, which was net of cash of $17.6 million and direct selling costs of $1.1 million. The net assets sold consisted primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $12.9 million, and were used for manufacturing and research and development activities. As a result, we recognized a gain on sale of facility of $34.9 million, which was recorded in our consolidated statements of operations for the year ended June 28, 2025. We paid $4.4 million of withholding taxes on this sale transaction, which is recorded as part of the income tax provision for the year ended June 28, 2025. We also incurred $0.7 million of indirect selling expenses related to this transaction, which was recorded as part of selling, general and administrative expenses in our consolidated statements of operations for fiscal year 2025.
Escrow Settlement
In November 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). In accordance with a definitive merger agreement, dated as of October 29, 2023, between us and Cloud Light, cash consideration included $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations and customary adjustment for working capital. In November 2025, we and the former shareholders of Cloud Light mutually agreed to settle outstanding indemnification claims for $27.5 million and signed a settlement agreement releasing the balance of the escrow fund to the former Cloud Light shareholders and releasing them of their indemnification obligations. Since the measurement period has expired, we recorded the settlement amount of $27.5 million as other income, net in our consolidated statements of operations for the fiscal year 2026.

Loss on Debt Extinguishment
During our fourth quarter of fiscal year 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2026 Notes, 2028 Notes, and 2029 Notes. Pursuant to these agreements, we issued an aggregate of approximately 10.6 million shares of our common stock in exchange for approximately $264.8 million, $650.4 million, and $209.7 million aggregate principal amount of the 2026 Notes, 2028 Notes, and 2029 Notes, respectively, and the related conversion value in excess of the principal amounts thereof. This resulted in a $7,756.6 million loss on debt extinguishment, which includes $7,755.1 million of conversion value in excess of principal amounts, $3.1 million of related transaction costs and $2.9 million of unamortized debt issuance costs, offset by $2.9 million of forfeited interest and $1.6 million of negotiated exchange discount recorded in our consolidated statement of operations for the fiscal year 2026.
Interest Expense
Our interest expense is as follows for the years presented (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Interest expense	$21.8	$22.2	$33.8
Interest expense is primarily driven by interest on our convertible notes and term loans.
Interest expense in fiscal year 2026 slightly decreased by $0.4 million, or 2%, as compared to fiscal year 2025, primarily due to the early conversion and equitizations of a portion of the 2026 Notes, 2028 Notes, and 2029 Notes, offset in part by the interest expense from the issuance of the 2032 Notes in September 2025. Interest expense also includes the amortization of the debt issuance costs of our convertible notes.
Other Income, Net
The components of other income, net are as follows for the years presented (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Foreign exchange (losses) gains, net	$(0.5)	$(4.2)	$0.8
Interest and investment income	60.2	34.4	61.3
Inducement expense and others	(6.4)	—	—
Total other income, net	$53.3	$30.2	$62.1
Other income, net in fiscal year 2026 increased by $23.1 million compared to fiscal year 2025 primarily due to an increase of $25.8 million in interest and investment income driven by higher short-term investment balances, primarily attributed to $2.0 billion proceeds from issuance of Preferred Stock and $27.5 million Cloud Light escrow settlement. This was offset in part by a $5.9 million inducement expense and others related to the partial repurchase of 2026 Notes.
Provision for Income Taxes

	Years Ended
(in millions)	June 27, 2026	June 28, 2025	June 29, 2024
Income tax (benefit) provision	$(237.7)	$(198.0)	$140.8

Our benefit for income taxes for fiscal year 2026 differs from the 21% U.S. statutory rate primarily due to the non-deductible loss on debt extinguishment and the income tax expense on U.S. income inclusions from GILTI and Subpart F, partially offset by the income tax benefit associated with the release of valuation allowances on certain U.S. deferred tax assets.
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
Defined Benefit Plans
We sponsor defined benefit pension plans covering employees in Japan, Switzerland, and Thailand. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. The funding policy is consistent with the local requirements of each country. As of June 27, 2026, the defined benefit plans in Switzerland were partially funded, while defined benefit plans in Japan and Thailand were unfunded. As of June 27, 2026, our projected benefit obligations, net, in Japan, Switzerland, and Thailand were $2.3 million, $0.3 million and $5.6 million, respectively. They were recorded in our consolidated balance sheets as accrued payroll and related expenses for the current portion while other non-current liabilities for the non-current portion, and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 100 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease of $3.4 million or $3.3 million, respectively, in the PBO based on data as of June 27, 2026.
We expect to contribute $1.8 million to our defined benefit pension plans in fiscal year 2027.
Financial Condition
Liquidity and Capital Resources
As of June 27, 2026 and June 28, 2025, our cash and cash equivalents were $2,043.5 million and $520.7 million, respectively. As of June 27, 2026 and June 28, 2025, our short-term investments of $694.9 million and $356.4 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash outside the United States held by the non-U.S. entities as of June 27, 2026 and June 28, 2025 was $417.9 million and $398.3 million, respectively, which was primarily held by entities incorporated in the United Kingdom, Japan, Hong Kong, China, Switzerland, and Thailand. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
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
Beginning in fiscal year 2023, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize research and development expenditures and amortize domestic expenditures over five years and foreign expenditures over fifteen years. The OBBBA enacted in July 2025 eliminates capitalization of domestic research and development expenditures for taxable years beginning on or after January 1, 2025, but retains the requirement to amortize foreign research and development expenditures over 15 years. In addition, the OBBBA permits all taxpayers who paid or incurred domestic research and development expenses in tax years beginning on or after January 1, 2022 and before January 1, 2025 to elect to deduct any remaining unamortized amount over a one-year period or ratably over a two-year period (at the taxpayer’s election), accelerating the benefit of such expenses. We have evaluated these changes and included their impact in our tax provision for fiscal year 2026.

Indebtedness
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	June 27, 2026		June 28, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,256.1	$5,411.1	$—	$—
2029 Notes	54.7	640.2	600.2	925.5
2028 Notes	179.1	1,108.7	857.7	890.2
2026 Notes	54.7	447.2	1,048.3	1,233.3
	$1,544.6	$7,607.2	$2,506.2	$3,049.0
The table below summarizes the applicable conversion price and the equivalent 130% of the conversion price of each series of Notes (per share amount):

	Conversion Price (1)	130% of Conversion Price (1)
2032 Notes	$187.77	$244.10
2029 Notes	69.54	90.40
2028 Notes	131.03	170.34
2026 Notes	99.29	129.08
(1) Since the closing price of our stock was at least 130% of the applicable conversion price for each series of Notes for 20 of the last 30 trading days of our fiscal year 2026, all of our Notes remain convertible at the option of the holders during the first quarter of fiscal year 2027. The outstanding Notes are recorded as current portion of long-term debt, which is presented as current liabilities in our consolidated balance sheets as of June 27, 2026, net of unamortized debt issuance costs. If the Notes are converted by holders, we are required to satisfy our conversion obligations with respect to each series of converted Notes by paying cash equal to the principal amounts of such series of converted Notes and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. The outstanding Notes as of June 28, 2025 are recorded as long-term debt, which is presented as non-current liabilities in our consolidated balance sheets, net of unamortized debt issuance costs.
As of August 14, 2026, we have received early conversion requests totaling $757.8 million aggregate principal amount of the Notes (or the “Converted Notes”), which principal amount will be settled in cash and the conversion value in excess thereof will be settled in cash, shares of common stock, or a combination cash and shares of common stock, at our election, in accordance with Indenture governing the applicable series of Converted Notes. During the year ended June 27, 2026, the aggregate principal amount of the Notes settled in cash was $519.4 million.
On April 7, 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2026 Notes and 2029 Notes. Pursuant to these agreements, we issued an aggregate of approximately 5.7 million shares of our common stock in exchange for approximately $264.8 million and $209.7 million aggregate principal amount of the 2026 Notes and 2029 Notes, respectively, and the related conversion value in excess of the principal amounts thereof. The issuance of common stock in the exchange transactions resulted in incremental dilution of approximately 0.6 million shares of our common stock related to the aggregate principal amount.
On May 29, 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2028 Notes. Pursuant to these agreements, we issued an aggregate of approximately 5.0 million shares of our common stock in exchange for approximately $650.4 million aggregate principal amount of the 2028 Notes, and the related conversion value in excess of the principal amounts thereof. The issuance of common stock in the exchange transactions resulted in incremental dilution of approximately 0.8 million shares of our common stock related to the aggregate principal amount.

The principal amount outstanding of our SMBC Term Loans and the Mizuho Term Loan, collectively referred to as Japan Term Loans, are as follows for the periods presented (in millions):

	June 27, 2026			June 28, 2025
	Short-term	Long-term	Total	Short-term	Long-term	Total
SMBC Term Loans	$46.8	$28.0	$74.8	$4.4	$36.2	$40.6
Mizuho Term Loan	5.5	12.5	18.0	6.2	20.2	26.4
Total	$52.3	$40.5	$92.8	$10.6	$56.4	$67.0
The short-term portion of the Japan Term Loans is recorded as current liabilities while the long-term portion is recorded as long-term debt in our consolidated balance sheets.
On December 19, 2025, we entered into a Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. As of June 27, 2026, there were no borrowings outstanding under the revolving credit facility. For additional information regarding the Credit Agreement, refer to “Note 10. Debt” in the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. For additional information, refer to “Part I, Item 1A. Risk Factors”.
Contractual Obligations
The following table summarizes our contractual obligations as of June 27, 2026, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments due
	Total	Less than 1 year	More than 1 year
Contractual Obligations
Asset retirement obligations	$9.0	$—	$9.0
Operating lease liabilities, including imputed interest (1)	36.0	14.6	21.4
Pension plan contributions (2)	1.8	$1.8	—
Purchase obligations (3)	2,354.4	2,112.5	241.9
Term loans - principal (4)	92.8	52.3	40.5
Term loans - interest (4)	1.2	0.7	0.5
Convertible notes - principal (5)	1,554.3	54.8	1,499.5
Convertible notes - interest (5)	30.6	5.4	25.2
Others	14.9	6.9	8.0
Total	$4,095.0	$2,249.0	$1,846.0
(1) The amounts of operating lease liabilities do not include any sublease income amounts nor do they include payments for short-term leases or variable lease payments. As of June 27, 2026, we expect to receive sublease income of approximately $0.8 million over the next year. Refer to “Note 8. Leases” to the consolidated financial statements.
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
(4) The amounts related to term loans include principal and interest on our Sumitomo Mitsui Banking Corporation (“SMBC”) 2026 and 2029 Term Loans with a fixed annual interest rate of 0.88% and 1.44%, respectively, and Mizuho Bank, Ltd. (“Mizuho”) term loan with a fixed annual interest rate of 0.90%. The SMBC Term Loans requires monthly principal payments with the remaining principal due on the loan maturity date of July 31, 2029 and December 19, 2026 while the Mizuho Term Loan requires quarterly principal payments with the final payment due on September 20, 2029.

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
Unrecognized Tax Benefits
As of June 27, 2026, our other non-current liabilities also include $67.2 million of unrecognized tax benefit for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of June 27, 2026, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months from the issuance of our financial statements for the fiscal year 2026.
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

Cash Flows
Fiscal Year 2026
As of June 27, 2026, our consolidated balance of cash and cash equivalents increased by $1,522.8 million, to $2,043.5 million from $520.7 million as of June 28, 2025. The increase in cash and cash equivalents was due to cash from operating activities of $751.4 million and cash from financing activities of $1,556.9 million, partially offset by and cash used in investing activities of $785.5 million during the year ended June 27, 2026.
Cash provided by operating activities was $751.4 million during the year ended June 27, 2026, which reflects the net loss of $6,935.1 million and non-cash items of $7,978.5 million, partially offset by $292.0 million of changes in our operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by a $221.6 million increase in accounts payable primarily due to higher inventory purchases and capital expenditures, a $88.4 million increase in accrued payroll and related expenses mainly driven by our accrual for employee cash bonuses and related payroll taxes and payroll taxes related to stock-based compensation, a $43.4 million increase in accrued expenses and other current and non-current liabilities driven by contractual liabilities and provision for warranty reserves, and a $47.9 million decrease in income tax liabilities primarily due to income tax payments, offset by a $270.4 million increase in accounts receivable mainly driven by higher revenue, a $228.4 million increase in inventories driven by builds to support market demand and a $96.2 million increase in prepayments and other current and non-current assets primarily driven by a $45.3 million increase in value-added-tax receivables related to capital expenditures and inventory purchases, a $24.0 million inventory-related prepayments, and a $13.2 million increase in receivables from our contract manufacturers driven by increase manufacturing volume.
Cash used in investing activities of $785.5 million during the year ended June 27, 2026 was primarily attributable to capital expenditures of $451.3 million, purchases of short-term investments, net of sales and maturities of $338.6 million, and a $38.0 million payment for an acquisition of a business, offset by $42.4 million of proceeds from the sale of assets.
Cash from financing activities of $1,556.9 million during the year ended June 27, 2026, was attributable to $1,999.7 million of net proceeds from the issuance of Series A Convertible Preferred Stock, $1,254.7 million of net proceeds from the issuance of our 2032 Notes, $47.9 million of proceeds from SMBC term loans and $17.1 million of proceeds from employee stock plans, offset by $843.1 million of payments for the partial repurchase of the 2026 Notes, $520.0 million of payments for Notes conversions, $281.0 million of tax payments related to net share settlement of restricted stock, $102.0 million of payments for the 2032 Capped Call Options, $14.0 million of principal payments on term loans, and $2.4 million of payments for financing costs related to our revolving credit facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded foreign exchange losses of $0.5 million in fiscal year 2026, foreign exchange losses of $4.2 million in fiscal year 2025 and foreign exchange gains of $0.8 million in fiscal year 2024 in the consolidated statements of operations.
Although we sell primarily in the U.S. Dollar, we have foreign currency exchange risks related to our expenses denominated in currencies other than the U.S. Dollar, principally the Chinese Yuan, Canadian Dollar, Thai Baht, Japanese Yen, Hong Kong Dollar, UK Pound, Swiss Franc, and Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. In the event our foreign currency denominated monetary assets and liabilities, sales or expenses increase, our operating results may be affected to a greater extent by fluctuations in the exchange rates of the currencies in which we do business as compared with the U.S. dollar.
Equity Price Risk
We are exposed to equity price risk related to the conversion options embedded in our 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes.
We issued the 2032 Notes in September 2025, 2029 Notes in June 2023, the 2028 Notes in March 2022 and the 2026 Notes in December 2019. As of June 27, 2026, the aggregate principal amounts of the 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes is $1,265.0 million, $54.9 million, $179.6 million, $54.8 million, respectively, and bear interest at a rate of 0.375%, 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes will mature on March 15, 2032, December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $187.77 per share for the 2032 Notes, $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes. In fiscal year 2026, we have equitized $209.7 million, $650.4 million and $264.8 million in aggregate principal amount of 2029 Notes, 2028 Notes, and 2026 Notes respectively. In fiscal year 2026, we have settled early conversions which also reduced $339.1 million, $31.0 million, and $149.3 million in aggregate principal amount of the 2029 Notes, 2028 Notes, and 2026 Notes respectively.
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
Interest Rate Fluctuation Risk
As of June 27, 2026, we had cash, cash equivalents, and short-term investments of $2,738.4 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of June 27, 2026, the weighted-average life of our investment portfolio was approximately twelve months.
Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of June 27, 2026, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $7.4 million, and a hypothetical increase or decrease of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $3.6 million.
On December 19, 2025, we entered into a Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. At our option, borrowings bears interest at a variable rate tied to either a base rate or a term Secured Overnight Financing Rate, plus, in each case, a margin based on our secured net leverage ratio. Consequently, our interest expense could fluctuate due to the variable interest rates applicable to any borrowing under the Credit Agreement. As of June 27, 2026, there were no borrowings outstanding under the Credit Agreement.

Bank Liquidity Risk
As of June 27, 2026, we had approximately $635.9 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lumentum Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 27, 2026 and June 28, 2025, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended June 27, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2026 and June 28, 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
August 17, 2026

We have served as the Company's auditor since 2016.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Net revenue	$3,014.0	$1,645.0	$1,359.2
Cost of sales	1,680.5	1,102.9	1,023.8
Amortization of acquired developed intangibles	77.6	82.2	83.9
Gross profit	1,255.9	459.9	251.5
Operating expenses:
Research and development	356.5	303.9	302.2
Selling, general and administrative	363.2	348.2	310.7
Restructuring and related charges	11.4	22.8	72.6
Gain on sale of facility	—	(34.9)	—
Total operating expenses	731.1	640.0	685.5
Income (loss) from operations	524.8	(180.1)	(434.0)
Loss on debt extinguishment	(7,756.6)	—	—
Escrow settlement	27.5	—	—
Interest expense	(21.8)	(22.2)	(33.8)
Other income, net	53.3	30.2	62.1
Total other (expense) income, net	(7,697.6)	8.0	28.3
Loss before income taxes	(7,172.8)	(172.1)	(405.7)
Income tax (benefit) provision	(237.7)	(198.0)	140.8
Net (loss) income	$(6,935.1)	$25.9	$(546.5)

Net (loss) income per share:
Basic	$(92.96)	$0.38	$(8.12)
Diluted	$(92.96)	$0.37	$(8.12)

Shares used to compute net (loss) income per share - common stock and preferred stock assuming conversion:
Basic	74.6	69.0	67.3
Diluted	74.6	69.6	67.3

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Net (loss) income	$(6,935.1)	$25.9	$(546.5)
Other comprehensive (loss) income, net of tax:
Net change in cumulative translation adjustment	(0.3)	0.1	(0.6)
Net change in unrealized gain on available-for-sale securities	(1.7)	1.9	4.7
Net change in defined benefit obligations	3.0	(2.3)	1.1
Other comprehensive income (loss), net of tax	1.0	(0.3)	5.2
Comprehensive (loss) income, net of tax	$(6,934.1)	$25.6	$(541.3)

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 27, 2026	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,043.5	$520.7
Short-term investments	694.9	356.4
Accounts receivable, net	520.3	250.0
Inventories	691.6	470.1
Prepayments and other current assets	211.6	120.1
Total current assets	4,161.9	1,717.3
Property, plant and equipment, net	1,159.1	726.4
Operating lease right-of-use assets, net	29.2	27.9
Goodwill	1,069.3	1,060.9
Other intangible assets, net	326.9	465.1
Deferred tax asset	530.9	210.3
Other non-current assets	30.2	10.8
Total assets	$7,307.5	$4,218.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$567.4	$225.2
Accrued payroll and related expenses	146.3	57.9
Accrued expenses	64.9	34.6
Current portion of long-term debt	1,596.9	10.6
Operating lease liabilities, current	13.5	11.4
Other current liabilities	91.5	53.1
Total current liabilities	2,480.5	392.8
Long-term debt	40.5	2,562.6
Operating lease liabilities, non-current	20.3	23.6
Deferred tax liability	7.1	7.2
Other non-current liabilities	115.2	97.8
Total liabilities	2,663.6	3,084.0
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10 authorized shares, 2.9 shares and zero shares issued and outstanding as of June 27, 2026 and June 28, 2025, respectively	0.0	—
Common stock, $0.001 par value, 990 authorized shares; 88.6 and 69.8 shares issued and outstanding as of June 27, 2026 and June 28, 2025, respectively	0.1	0.1
Additional paid-in capital	12,430.1	1,986.8
Accumulated deficit	(7,796.3)	(861.2)
Accumulated other comprehensive income	10.0	9.0
Total stockholders’ equity	4,643.9	1,134.7
Total liabilities and stockholders’ equity	$7,307.5	$4,218.7

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES:
Net (loss) income	$(6,935.1)	$25.9	$(546.5)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	128.8	104.3	110.6
Stock-based compensation	170.2	177.2	128.8
Bad debt expense	0.1	3.4	—
Changes in income tax valuation allowance	(236.3)	(153.1)	150.1
Amortization and write-off of acquired intangible assets	138.2	152.4	179.7
Write-off of right-of-use assets	—	7.8	—
Write-down and loss on sales and dispositions of property, plant and equipment	21.7	5.2	2.6
Loss on debt extinguishment	7,756.6	—	—
Amortization of debt issuance costs	3.8	3.0	14.6
Amortization of inventory fair value adjustment in connection with acquisition	—	—	8.3
Inducement expense on partial repurchase of 2026 Notes	5.9	—	—
Gain on sale of facility	—	(34.9)	—
Other non-cash income, net	(10.5)	(3.5)	(12.2)
Changes in operating assets and liabilities:
Accounts receivable	(270.4)	(58.7)	72.3
Inventories	(228.4)	(71.3)	73.8
Operating lease right-of-use assets, net	(1.3)	5.1	3.4
Prepayments and other current and non-currents assets	(96.2)	(35.1)	30.6
Income taxes, net	(47.9)	(65.1)	(72.4)
Accounts payable	221.6	69.2	(89.7)
Accrued payroll and related expenses	88.4	22.0	(8.9)
Operating lease liabilities	(1.2)	(5.7)	(4.3)
Accrued expenses and other current and non-current liabilities	43.4	(21.8)	(16.1)
Net cash provided by operating activities	751.4	126.3	24.7
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(451.3)	(231.0)	(133.0)
Acquisition of businesses, net of cash acquired	(38.0)	—	(700.9)
Payment for acquisition of intangible assets	—	—	(4.0)
Purchases of short-term investments	(603.4)	(365.9)	(278.7)
Proceeds from maturities and sales of short-term investments	264.8	464.7	1,001.5
Proceeds from sale of facility, net of cash and selling costs	—	47.8	—
Proceeds from the sales of property and equipment	42.4	0.3	0.8
Net cash used in investing activities	(785.5)	(84.1)	(114.3)
FINANCING ACTIVITIES:
Proceeds from the issuance of Series A Convertible Preferred Stock	1,999.7	—	—
Proceeds from the issuance of 2032 Notes, net of issuance costs	1,254.7	—	—
Proceeds from term loans	47.9	76.5	—
Proceeds from employee stock plans	17.1	16.1	14.4
Payment for partial repurchase of 2026 Notes	(843.1)	—	—
Cash paid for conversions of convertible notes	(520.0)	—	—
Payment, repurchase and conversion of 2024 Notes	—	—	(323.1)

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Payment for 2032 capped call options	(102.0)	—	—
Principal payments on term loans	(14.0)	(8.1)	—
Payment of withholding taxes related to net share settlement of restricted stock units	(281.0)	(41.7)	(24.0)
Payment of acquisition related holdback	—	(1.0)	—
Payment for financing costs related to revolving credit facility	(2.4)	—	—
Net cash provided by (used in) financing activities	1,556.9	41.8	(332.7)
Increase (decrease) in cash and cash equivalents	1,522.8	84.0	(422.3)
Cash and cash equivalents at beginning of period	520.7	436.7	859.0
Cash and cash equivalents at end of period	$2,043.5	$520.7	$436.7

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$46.7	$20.6	$61.2
Cash paid for interest	15.7	19.1	19.7

Supplemental disclosure of non-cash transactions:
Unpaid property, plant and equipment in accounts payable and accrued expenses	$181.4	$43.4	$11.8
Right-of-use assets obtained in exchange for new operating lease liabilities	12.0	6.4	16.0
Net transfer of assets from property, plant, and equipment to assets-held-for-sale	4.2	—	—
Holdback receivable from sale of property, plant, and equipment	3.0	—	—
Unpaid intangible assets in accrued expense	—	—	1.0
Share-based purchase price consideration in connection with the Cloud Light acquisition	—	—	23.5
Aggregate principal amount of the convertible notes settled through issuance of common stock (equitization)	1,124.9	—	—
See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2023	—	$—	66.4	$0.1	$1,692.2	$(340.6)	$4.1	$1,355.8
Net loss	—	—	—	—	—	(546.5)	—	(546.5)
Other comprehensive income	—	—	—	—	—	—	5.2	5.2
Issuance of shares in connection with vesting of restricted stock units and performance stock units	—	—	1.5	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	(0.4)	—	(24.0)	—	—	(24.0)
ESPP shares issued	—	—	0.4	—	14.4	—	—	14.4
Equity awards pursuant to merger agreement	—	—	—	—	23.5	—	—	23.5
Stock-based compensation	—	—	—	—	128.9	—	—	128.9
Balance as of June 29, 2024	—	$—	67.9	$0.1	$1,835.0	$(887.1)	$9.3	$957.3
Net income	—	—	—	—	—	25.9	—	25.9
Other comprehensive income	—	—	—	—	—	—	(0.3)	(0.3)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	—	—	2.0	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	(0.7)	—	(41.7)	—	—	(41.7)
Exercise of stock options	—	—	0.3	—	3.3	—	—	3.3
ESPP shares issued	—	—	0.3	—	12.8	—	—	12.8
Stock-based compensation	—	—	—	—	177.4	—	—	177.4
Balance as of June 28, 2025	—	$—	69.8	$0.1	$1,986.8	$(861.2)	$9.0	$1,134.7
Net loss	—	—	—	—	—	(6,935.1)	—	(6935.1)
Other comprehensive income	—	—	—	—	—	—	1.0	1.0
Issuance of Series A Convertible Preferred Stock, net of issuance costs	2.9	0.0	—	—	1,999.7	—	—	1,999.7
Issuance of shares in exchange for convertible notes (equitization)	—	—	10.6	—	8,876.9	—	—	8,876.9
Issuance of shares in connection with vesting of restricted stock units and performance stock units	—	—	2.4	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	(0.8)	—	(281.0)	—	—	(281.0)
Exercise of stock options	—	—	0.4	—	2.9	—	—	2.9
ESPP shares issued	—	—	0.2	—	14.2	—	—	14.2
Stock-based compensation	—	—	—	—	165.2	—	—	165.2
Fair value of incremental consideration on partial repurchase of 2026 Notes	—	—	—	—	(256.9)	—	—	(256.9)

LUMENTUM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

2032 capped call options, net of tax	—	—	—	—	(77.0)	—	—	(77.0)
Conversion of convertible notes for conversion value in excess of principal amount	—	—	6.0	—	(0.7)	—	—	(0.7)
Balance as of June 27, 2026	2.9	$0.0	88.6	$0.1	$12,430.1	$(7,796.3)	$10.0	$4,643.9

See accompanying Notes to Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is a global leader in optical and photonic technologies and an industry-leading provider of optical and photonic products based on revenue and market share. Our products are essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications. We operate in one reportable segment as a single, integrated enterprise. See “Note 17. Operating Segments and Geographic Information”.
We disaggregate revenue by type of product, which are Components and Systems, and by geography. A Components product is defined as one of the individual building blocks that goes into creating a larger solution. It is typically not a complete solution on its own but rather a specialized element that enables system functionality. This includes semiconductor laser chips, laser sub-assemblies, line subsystems and wavelength management systems. These are supplied to customers who then integrate them into their own full system solutions. Components represent foundational parts that support or enable that system’s operation and include optical chips and subsystems that are supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers.
A Systems product is defined as a complete, stand-alone solution that delivers full functionality to the end customer. It is typically self-contained and ready to operate within a customer’s network or application environment. This includes optical modules, optical circuit switches, and industrial lasers such as short-pulse solid-state lasers and kilowatt-class fiber lasers. These products integrate multiple technologies and subsystems into a finished solution that directly addresses a customer’s needs. A system represents the end-product that can be deployed and used independently.
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
Prior to fiscal year 2026, we operated in two reportable segments consisting of Cloud & Networking and Industrial Tech. During the first quarter of fiscal year 2026, we implemented a re-organization, and we are now managed as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance. Accordingly, following the reorganization, we determined we operate in a single reporting segment. Comparative prior period segment information has been updated to reflect the new segment structure and measures. The changes in our operating segments had no impact on our previously reported consolidated results of operations, financial position or cash flows. Refer to “Note 17. Operating Segments and Geographic Information” for more details.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are actively monitoring and assessing the ongoing global trade environment, particularly with respect to recent changes in tariff regulations. We have assessed the potential impacts of heightened restrictions and tariffs on our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, inventory valuation, and revenue recognition. While we have determined there was not a material impact to our consolidated financial statements as of June 27, 2026 and for the year ended June 27, 2026, import tariffs implemented by the U.S. and other countries, as currently in effect and/or proposed, could have a material impact on our results in the future. The impact of tariffs is dependent on negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal years 2026, 2025 and 2024 were 52-week years, ending on June 27, 2026, June 28, 2025 and June 29, 2024, respectively. Our fiscal year 2027 ending on July 3, 2027 has a 53-week period.
Principles of Consolidation
The consolidated financial statements are prepared in accordance with GAAP and includes the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. Intercompany transactions and balances are fully eliminated in consolidation.

Business Combination

On March 17, 2026, we acquired a manufacturing facility in Greensboro, North Carolina for $38.0 million in cash from a third party. The acquired business mainly included land and building, machinery and equipment, and an assembled workforce. We have applied the acquisition method of accounting to account for these transactions in accordance with ASC Topic 805, Business Combinations. Our consolidated financial statements include the operating results of the acquired entities from the acquisition close date. Refer to “Note 4. Business Combination”.

Summary of Significant Accounting Policies
Our significant accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. We believe that the significant accounting policies described below, involve a greater degree of judgment and complexity and are the most critical to aid in fully understanding and evaluating our consolidated financial statements. These policies include inventory valuation, revenue recognition, income taxes, goodwill and business combinations. For a description of our critical accounting policies, also refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Critical Accounting Policies and Estimates.
Cash Equivalents
We consider highly liquid fixed income securities with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 27, 2026, our cash equivalents consist of money market funds, commercial paper and U.S. Treasury securities.
Short-Term Investments
We classify our investments in debt securities as available-for-sale and record these investments at fair value. Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term based on management’s intent and ability to use the funds in current operations. Unrealized gains and losses are reported as a component of other comprehensive (loss) income. Realized gains and losses are determined based on the specific identification method, and are reflected as other (expense) income, net in our consolidated statements of operations.

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
Basic and Diluted Net (Loss) Income per Share
We calculate basic net (loss) income per share pursuant to the two-class method as a result of the issuance of the Series A Convertible Preferred Stock (the “Preferred Stock”) in March 2026. Our Preferred Stock represents a second class of common stock for purposes of computing net (loss) income per share under the two-class method as it is entitled to receive dividends on an as-converted basis in the same manner as holders of common stock and does not have any material preferential rights relative to our common stock.
Diluted net (loss) income per share is calculated assuming the Preferred Stock have been converted into common stock, and the related shares are included in the diluted weighted-average share. As the Preferred Stock participates on an if-converted basis, and there are no dividends, the (loss) income allocated to the two classes of stock converge and the results are mathematically equal. Thus, basic and diluted net (loss) income per share is calculated assuming the Preferred Stock have been converted into common stock, and the related shares are included in the weighted average shares outstanding.
Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding equity awards, assumed issuance of stock under the employee stock purchase plan, assumed conversion of the Preferred Stock, and assumed conversion of the aggregate principal outstanding of our 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes (collectively, the “convertible notes”). We used the if-converted method for all convertible notes in the diluted net income per share calculation. In September 2024, we made an irrevocable settlement method election, wherein upon conversion, we are required to satisfy our conversion obligation with respect to such converted convertible notes by delivering cash equal to the principal amount of such converted convertible notes and cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. Therefore, the convertible notes will only be dilutive when the average share price of our stock exceeds the conversion price, as the principal will be paid in cash.
The dilutive effect of securities from the Equity Incentive Plans are reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of unamortized share-based compensation expense are collectively assumed to be used to repurchase hypothetical shares. An increase in the fair value of our common stock can result in a greater dilutive effect from potentially dilutive awards.
Anti-dilutive potential shares from the Equity Incentive Plans are excluded from the calculation of diluted earnings per share if their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our revenue arrangements do not contain significant financing components.
If a customer pays consideration, or we have a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred revenue or deposits received from customers which are included in other current liabilities or other long-term liabilities when the payment is made.
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
Deferred revenue as of June 27, 2026 was $16.8 million, of which $15.4 million was recorded in other current liabilities and $1.4 million in other non-current liabilities in the consolidated balance sheets. Deferred revenue as of June 28, 2025 was $0.7 million, which was recorded in other current liabilities in the consolidated balance sheets. During fiscal year 2026 and fiscal year 2025, we recognized $0.2 million and $0.1 million of revenue that was included in deferred revenue as of June 28, 2025 and June 29, 2024, respectively.
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
Disaggregation of Revenue
We disaggregate revenue by geography and by type of product. Refer to “Note 18. Revenue Recognition” for a presentation of disaggregated revenue. We do not present other levels of disaggregation, such as by customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our Chief Operating Decision Maker (“CODM”) to manage the business.
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
We are subject to income tax audits by the respective tax authorities of the jurisdictions in which we operate. The determination of our income tax liabilities in each of these jurisdictions requires the interpretation and application of complex, and sometimes uncertain, tax laws and regulations. The authoritative guidance on accounting for income taxes prescribes both recognition and measurement criteria that must be met for the benefit of a tax position to be recognized in the financial statements. If a tax position taken, or expected to be taken, in a tax return does not meet such recognition or measurement criteria, an unrecognized tax benefit liability is recorded. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. If we ultimately determine that an unrecognized tax benefit liability is no longer necessary, we reverse the liability and recognize a tax benefit in the period in which it is determined that the unrecognized tax benefit liability is no longer necessary.
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
We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and our specific events. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments. For example, if the price of our common stock were to significantly decrease combined with other adverse changes in market conditions, thus indicating that the underlying fair value of our reporting units may have decreased, we may reassess the value of our goodwill in the period such circumstances were identified.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of fiscal year 2026, we completed a reorganization of our business units, which resulted in changes to our reporting unit structure. As a result of this reorganization, we performed an interim qualitative assessment of goodwill for our reporting units. In performing the assessment, we evaluated relevant events and circumstances, including changes in the composition of reporting units, financial performance, and other entity-specific and macroeconomic factors. Based on this assessment along with a qualitative assessment done in the fourth quarter of fiscal year 2026, it was not more likely than not that the fair value of any of our reporting units was less than its carrying value; as such, our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary. Accordingly, no goodwill impairment charge was recognized during fiscal year 2026.
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
Pension Benefits
We sponsor various employee retirement plans, including defined contribution, defined benefit and other post-retirement plans. Refer to “Note 15. Employee Retirement Plans” for more information.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Although we deposit our cash with financial institutions that management believes are of high credit quality, our deposits, at times, may exceed federally insured limits. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. Our investment policy limits the amount of credit exposure in the investment portfolio by imposing credit rating minimums and limiting purchases of a single issuer, security type, geography and industry, except for Treasury securities. We believe no significant concentration risk exists with respect to these investments.
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
During fiscal years 2026, 2025, and 2024, a few customers generated more than 10% of total net revenue. Refer to “Note 17. Operating Segments and Geographic Information” for more information.
As of June 27, 2026, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customers, which represented 30% and 11% of gross accounts receivable, respectively. As of June 28, 2025, our accounts receivable from a single customer, which represented 10% or greater of the total accounts receivable, was concentrated with two customer, which represented 13% and 11% of gross accounts receivable respectively.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the issuance of the 2032 Notes, we entered into the 2032 Capped Call Options with the 2032 Capped Call Counterparties. The 2032 Capped Call Counterparties are financial institutions, and we will be subject to the risk that one or more of the 2032 Capped Call Counterparties may default under the 2032 Capped Call Options. Our exposure to the credit risk of the 2032 Capped Call Counterparties will not be secured by any collateral. Global economic conditions have in the past resulted in the actual or perceived failure and/or financial difficulties of many financial institutions. If a 2032 Capped Call Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the 2032 Capped Call Option with such 2032 Capped Call Counterparty. No asset or gain has been recognized in our financial statements for the 2032 Capped Call Options, and while our exposure may depend on many factors, our exposure is limited to the capped payout on the 2032 Capped Call Options, which is approximately $542.0 million when our stock price is above $268.24 per share. In addition, upon a default by a 2032 Capped Call Counterparty, we may suffer adverse tax consequences and experience more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the 2032 Capped Call Counterparties.
Foreign Currency Translation
In fiscal year 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 10, 2018 remain as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal year 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition is the local currency. In fiscal year 2026, we sold our Brazilian entities, and therefore, recognized the related accumulated translation adjustments to earnings.
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
We granted certain employees with stock options, the vesting of which is based on the requisite service requirement and expected to vest within three years. We calculate the fair value of stock options using the Black-Scholes option-pricing model, which requires us to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and Related Charges
Costs associated with restructuring activities are recognized when they are obligated. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. We recognize a liability for post-employment benefits for workforce reductions related to restructuring activities when payment is probable and the amount is reasonably estimable. Restructuring and related charges may also include charges related to write-offs of long-lived assets related to significant restructuring initiatives.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt as an induced conversion. ASU No. 2024-04 is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for convertible debt instruments with cash conversion features and debt instruments that are not currently convertible, when the face value of the debt is settled in cash. We have early adopted ASU No. 2024-04 in the first quarter of fiscal year 2026 and applied the accounting in the partial repurchase of our 2026 Notes in September 2025. Refer to “Note 10. Debt” for detailed discussion of this transaction.
In March 2024, the FASB issued ASU No. 2024-02: Codification Improvements - Amendments to Remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. We have adopted ASU No. 2024-02 in the first quarter of fiscal year 2026 and it did not have a material impact on our consolidated financial statements and disclosures as a result of the adoption.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We have adopted ASU No. 2023-09 in fiscal year 2026 on a prospective basis. The adoption resulted in expanded disclosures included in Note 13. Income Taxes and did not affect the recognition or measurement of income taxes or our consolidated financial position, results of operations, or cash flows.
Accounting Pronouncements Not Yet Effective
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations, which introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and compliance obligations that may be settled by using environmental credits. ASU No. 2026-02 is effective for fiscal years beginning after December 15, 2027. We plan to adopt ASU No. 2025-12 in the first quarter of fiscal year 2029. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
In April 2026, the FASB issued ASU No. 2026-01, Initial Measurement of Paid-In-Kind (“PIK”) Dividends on Equity-Classified Preferred Stock, which amends ASC 505 to add guidance on how an issuer should measure PIK dividends on equity-classified preferred stock. ASU No. 2026-01 is effective for fiscal years beginning after December 15, 2026. We plan to adopt ASU No. 2025-01 in the first quarter of fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, which revises the effective date of ASU No. 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt ASU No. 2024-04 in fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.
Note 3. Earnings Per Share
We calculate basic net (loss) income per share pursuant to the two-class method as a result of the issuance of the Series A Convertible Preferred Stock (the “Preferred Stock”) in March 2026. Our Preferred Stock represents a second class of common stock for purposes of computing net (loss) income per share under the two-class method as it is entitled to receive dividends on an as-converted basis in the same manner as holders of common stock and does not have any material preferential rights relative to our common stock.
Diluted net (loss) income per share is calculated assuming the Preferred Stock have been converted into common stock, and the related shares are included in the diluted weighted-average share. As the Preferred Stock participates on an if-converted basis, and there are no dividends, the (loss) income allocated to the two classes of stock converge and the results are mathematically equal. Thus, basic and diluted net (loss) income per share is calculated assuming the Preferred Stock have been converted into common stock, and the related shares are included in the weighted average shares outstanding. Refer to “Note 14. Equity” for more details.
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Basic (loss) income per share:
Net (loss) income	$(6,935.1)	$25.9	$(546.5)
Weighted average shares outstanding - basic:
Common stock	73.7	69.0	67.3
Preferred stock	0.9	—	—
Weighted average shares outstanding - basic	74.6	69.0	67.3

Basic (loss) income per share	$(92.96)	$0.38	$(8.12)

Diluted (loss) income per share:
Weighted average shares outstanding - basic	74.6	69.0	67.3
Effect of dilutive securities from stock-based benefit plans	—	0.6	—
Weighted average shares outstanding - diluted	74.6	69.6	67.3

Diluted (loss) income per share	$(92.96)	$0.37	$(8.12)
Potentially dilutive common shares result from stock-based benefit plans, which includes the assumed exercise of outstanding stock options, assumed vesting of equity awards, and assumed issuance of stock under the ESPP, all using the treasury stock method.
Potentially dilutive common shares issuable upon conversion of our outstanding convertible notes are determined using the if-converted method. Under each series of convertible notes, we are required to satisfy our conversion obligation with respect to converted notes by paying cash equal to the principal amount of such converted notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. Refer to “Note 10. Debt” for more details.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Average anti-dilutive shares excluded from the calculation of diluted net income (loss) per share for the years ended June 27, 2026, June 28, 2025 and June 29, 2024 (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Effect of dilutive securities from ESPP	0.0	0.1	0.2
Effect of dilutive securities from stock options	0.3	0.8	1.1
Effect of dilutive securities from RSUs and PSUs	2.5	4.4	4.1
Shares issuable assuming conversion of the convertible notes	13.6	0.5	29.6
Weighted average common shares outstanding - diluted	16.4	5.8	35.0
Our outstanding capped call options are anti-dilutive under GAAP as they are specifically designed to mitigate the dilutive impact of the 2032 Notes, such that no dilution will occur until the capped call price is exceeded. Refer to “Note 10. Debt” for more details. There were no other material anti-dilutive shares excluded from the calculation of diluted net (loss) income per share for the years ended June 27, 2026, June 28, 2025 and June 29, 2024.
Note 4. Business Combination
Manufacturing Facility Acquisition
On March 17, 2026, we acquired a manufacturing facility in Greensboro, North Carolina for $38.0 million in cash from a third party. The acquired business mainly included land and building, machinery and equipment, and an assembled workforce. As part of the transaction, we also entered into a transitional supply agreement (the “supply agreement”) with the third party wherein we will be acting as an agent whereby we will manufacture wafers for the third party for approximately 15 months. The third party is primarily responsible for fulfillment, has discretion in establishing pricing, and bears inventory and credit risk. Accordingly, revenue is recognized on a net basis, representing the amount of consideration or reasonable margin to which we expect to be entitled in exchange for arranging for the specified goods or services to be provided.
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

Fair Value
Total purchase price consideration	$38.0
Assets acquired
Property, plant and equipment, net	39.5
Liabilities assumed
Other liabilities (1)	9.9
Goodwill	$8.4
(1) Since the supply agreement is priced at a discount below its fair market value, we accounted for it as a below-market contract liability, which will be amortized and recorded as revenue over the term of the supply agreement. During the twelve months ended June 27, 2026, we have recognized approximately $2.3 million of this amount to net revenue. Refer to “Note 18. Revenue Recognition” for further details.
The goodwill of $8.4 million arising from this acquisition has been attributed to the value of the assembled workforce and the strategic benefits associated with acquiring an operational fabrication facility to expand our capacity. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 9. Goodwill and Other Intangible Assets.”
We also incurred a total of $0.4 million acquisition-related costs representing professional and other direct acquisition costs, which are recorded as selling, general and administrative expense in our consolidated statement of operations during the twelve months ended June 27, 2026.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cloud Light Acquisition
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). In accordance with a definitive merger agreement, dated as of October 29, 2023, between us and Cloud Light, cash consideration included $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations and customary adjustment for working capital. In November 2025, we and the former shareholders of Cloud Light mutually agreed to settle outstanding indemnification claims for $27.5 million and signed a settlement agreement releasing the balance of the escrow fund to the former Cloud Light shareholders and releasing them of their indemnification obligations. Since the measurement period has expired, we recorded the settlement amount of $27.5 million as other income, net in our consolidated statements of operations for the twelve months ended June 27, 2026.
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 27, 2026:
Cash	$635.9	$—	$—	$635.9
Cash equivalents:
Certificate of deposit	131.8	—	—	131.8
Commercial paper	14.5	—	—	14.5
Money market funds	1,261.3	—	—	1,261.3
Total cash and cash equivalents	$2,043.5	$—	$—	$2,043.5
Short-term investments:
Commercial paper	$54.6	$—	$(0.1)	$54.5
Corporate debt securities	350.7	0.1	(1.2)	349.6
U.S. Agency securities	154.7	—	(0.4)	154.3
U.S. Treasury securities	136.8	—	(0.3)	136.5
Total short-term investments	$696.8	$0.1	$(2.0)	$694.9
June 28, 2025:
Cash	$349.5	$—	$—	349.5
Cash equivalents:
Commercial paper	2.5	—	—	2.5
Money market funds	161.7	—	—	161.7
U.S. Treasury securities	7.0	—	—	7.0
Total cash and cash equivalents	$520.7	$—	$—	$520.7
Short-term investments:
Commercial paper	$2.7	$—	$—	2.7
Corporate debt securities	210.9	0.3	(0.1)	211.1
U.S. Agency securities	67.6	0.1	—	67.7
U.S. Treasury securities	74.8	0.1	—	74.9
Total short-term investments	$356.0	$0.5	$(0.1)	$356.4

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During fiscal years 2026, 2025 and 2024, we did not realize significant gains or losses on a gross level from the sale of our short-term investments classified as available-for-sale.
The components of other income, net are as follows for the years presented (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Foreign exchange (losses) gains, net	$(0.5)	$(4.2)	$0.8
Interest and investment income	60.2	34.4	61.3
Other losses, net	(6.4)	—	—
Other income, net	$53.3	$30.2	$62.1
Included in the interest and investment income are $11.1 million, $5.2 million and $5.8 million of interest receivable as of June 27, 2026, June 28, 2025 and June 29, 2024, respectively, recorded as prepayments and other current assets within the consolidated balance sheets. We did not recognize an allowance for credit losses against the interest receivable in any of the periods presented as there were no such losses.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months, as of the periods presented (in millions):

	Continuous Loss Position For Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses
June 27, 2026:
U.S. Agency securities	$130.5	$(0.4)	$(0.4)
Commercial paper	69.0	(0.1)	(0.1)
Corporate debt securities	275.8	(1.2)	(1.2)
U.S. government bonds	106.9	(0.3)	(0.3)
Total	$582.2	$(2.0)	$(2.0)

June 28, 2025:
U.S. Agency securities	$24.5	$—	$—
Commercial paper	5.2	—	—
Corporate debt securities	73.8	(0.1)	(0.1)
U.S. government bonds	35.3	—	—
Total	$138.8	$(0.1)	$(0.1)

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no unrealized losses on our cash equivalents and short-term investments that have been in a continuous unrealized loss position for more than twelve months as of June 27, 2026 and June 28, 2025.
The following table classifies our short-term investments by remaining maturities (in millions):

	June 27, 2026		June 28, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$247.9	$247.8	$139.9	$140.0
Due between 1 year to 5 years	448.9	447.1	216.1	216.4
	$696.8	$694.9	$356.0	$356.4
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
June 27, 2026 (1)
Assets:
Cash equivalents:
Certificate of deposit	$131.8	$—	$—	$131.8
Commercial paper	—	14.5	—	14.5
Money market funds	1,261.3	—	—	1,261.3
Short-term investments:
Commercial paper	—	54.5	—	54.5
Asset-backed securities				—
Corporate debt securities	—	349.6	—	349.6
U.S. Agency securities	—	154.3	—	154.3
U.S. Treasury securities	136.5	—	—	136.5
Total assets	$1,529.6	$572.9	$—	$2,102.5
(1) Excludes $635.9 million in cash held in our bank accounts as of June 27, 2026.

	Level 1	Level 2	Level 3	Total
June 28, 2025 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$2.5	$—	$2.5
Money market funds	161.7	$—	$—	161.7
U.S. Treasury securities	7.0	—	—	7.0
Short-term investments:
Commercial paper	—	2.7	—	2.7
Corporate debt securities	—	211.1	—	211.1
U.S. Agency securities	—	67.7	—	67.7
U.S. Treasury securities	74.9	—	—	74.9
Total assets	$243.6	$284.0	$—	$527.6
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts and estimated fair values of our convertible notes are as follows for the periods presented (in millions):

	June 27, 2026		June 28, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,256.1	$5,411.1	$—	$—
2029 Notes	54.7	640.2	600.2	925.5
2028 Notes	179.1	1,108.7	857.7	890.2
2026 Notes	54.7	447.2	1,048.3	1,233.3
	$1,544.6	$7,607.2	$2,506.2	$3,049.0
As of June 27, 2026, the carrying value of our Japan term loans in aggregate was $92.8 million compared to the fair value of approximately $91.6 million.
As of June 27, 2026, the fair value of our capped call options is approximately $200.0 million.
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal year 2026, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. During the twelve months ended June 27, 2026, we recorded $12.4 million in impairment charges to write-down certain assets held for sale to fair value less cost to sell in our consolidated statements of operations. There were no other indicators of impairment during the twelve months ended June 27, 2026.
Note 7. Balance Sheet Details
Allowance for current expected credit losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of June 27, 2026 and June 28, 2025, the allowance for credit losses on our trade receivables were $3.5 million and $3.5 million, respectively.
Inventories
The components of inventories were as follows (in millions):

	June 27, 2026	June 28, 2025
Raw materials and purchased parts	$370.2	$253.2
Work in process	232.4	159.1
Finished goods	89.0	57.8
Inventories	$691.6	$470.1

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	June 27, 2026	June 28, 2025
Land	$92.1	$108.6
Buildings and improvement	295.3	270.4
Machinery and equipment	1,141.6	848.8
Computer equipment and software	42.1	39.1
Furniture and fixtures	13.1	14.7
Leasehold improvements	53.1	45.9
Construction in progress	377.4	152.3
	2,014.7	1,479.8
Less: Accumulated depreciation	(855.6)	(753.4)
Property, plant and equipment, net	$1,159.1	$726.4
Our construction in progress primarily includes building and improvements and machinery and equipment that we expect to place in service in the next 12 months.
In connection with our acquisition of a business in March 2026, we recorded approximately $39.5 million of property, plant and equipment in our consolidated balance sheets. Refer to “Note 4. Business Combination” for details.
In March 2026, we completed the sale of two commercial real estate properties located in San Jose, California. The properties consist of commercial buildings used by us for office, research and development and manufacturing support activities. The agreement provided for a cash purchase price of $43.0 million and included a short-term rental arrangement under which we occupied the properties through July 2026. We recorded a loss on sale of $7.7 million during the year ended June 27, 2026, which is included in the selling, general and administrative expenses in our consolidated statements of operations.
In addition, in connection with the sale of our Brazilian entities, we recorded a gain on sale of approximately $1.6 million recorded in selling, general and administrative expenses in our consolidated statements of operations during the year ended June 27, 2026.
In December 2024, we entered into an agreement to sell our assets in an entity in Shenzhen, China. In March 2025, we completed the sale and received net proceeds of $47.8 million, which was net of cash of $17.6 million and direct selling costs of $1.1 million. The net assets sold consisted primarily of building, building improvements and land rights as of December 17, 2024 with a net carrying value of $12.9 million, and were used for manufacturing and research and development activities. As a result, we recognized a gain on sale of facility of $34.9 million, which was recorded in our consolidated statements of operations for the year ended June 28, 2025. We paid $4.4 million of withholding taxes on this sale transaction, which is recorded as part of the income tax provision for the year ended June 28, 2025. We also incurred $0.7 million of indirect selling expenses related to this transaction, which was recorded as part of selling, general and administrative expenses in our consolidated statements of operations for the year ended June 28, 2025.
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
During fiscal years 2026, 2025 and 2024, we recorded depreciation expense of $128.8 million, $104.3 million, and $110.6 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating lease right-of-use assets, net
Operating lease right-of-use assets, net were as follows (in millions):

	June 27, 2026	June 28, 2025
Operating lease right-of-use assets	$59.3	$54.4
Less: accumulated amortization	(30.1)	(26.5)
Operating lease right-of-use assets, net	$29.2	$27.9
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
Other current liabilities
The components of other current liabilities were as follows (in millions):

	June 27, 2026	June 28, 2025
Restructuring and related accrual (1)	$2.4	$2.5
Warranty reserve (2)	24.7	14.4
Deferred revenue and customer deposits (4)	15.4	0.7
Income tax payable (3)	38.3	29.1
Other current liabilities	10.7	6.4
Other current liabilities	$91.5	$53.1
(1) Refer to “Note 12. Restructuring and Related Charges.”
(2) Refer to “Note 16. Commitments and Contingencies.”
(3) Refer to “Note 13. Income Taxes.”
(4) Refer to “Note 18. Revenue Recognition.”
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	June 27, 2026	June 28, 2025
Asset retirement obligation	$9.0	$7.1
Pension and related accrual (1)	7.2	9.7
Unrecognized tax benefit (2)	67.2	55.6
Other non-current liabilities (2)	31.8	25.4
Other non-current liabilities	$115.2	$97.8
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $7.2 million as of June 27, 2026 relates to $7.9 million of non-current portion of benefit obligation, offset by $0.7 million of funding for the pension plan in Switzerland. Pension and related accrual of $9.7 million as of June 28, 2025 relates to $11.0 million of non-current portion of benefit obligation, offset by $1.3 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary. Refer to “Note 15. Employee Retirement Plans”.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) We have reclassified a $21.4 million unrecognized tax position to other non-current liabilities during the year ended June 28, 2025 for an indemnification liability related to the sale of certain assets. This did not impact our results of operations for the year ended June 28, 2025.
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
As of June 27, 2026, we sublease a portion of our offices in Canada and China. These subleases will expire at various dates through fiscal year 2029.
The components of lease costs, lease term, and discount rate are as follows (in millions, except for weighted average data):

	June 27, 2026	June 28, 2025	June 29, 2024
Operating lease cost	$13.4	$13.3	$16.8
Short-term and variable lease cost	3.7	3.5	4.6
Sublease income	(0.8)	(0.8)	(2.0)
Total lease cost	$16.3	$16.0	$19.4

Weighted average remaining lease term (in years):
Operating leases	2.9	3.3	5.2
Weighted average discount rate (in percentages):
Operating leases	3.8%	3.8%	3.5%
As of June 27, 2026, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, were as follows (in millions):

Fiscal Years	Operating Leases (1)
2027	$14.6
2028	11.1
2029	7.6
2030	1.5
2031	0.7
Thereafter	0.5
Total minimum lease payments	36.0
Less: amount representing interest	(2.2)
Present value of total lease liabilities	$33.8
(1) We anticipate receiving approximately $0.8 million in sublease income for fiscal year 2027, which is not included in the table above.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Goodwill and Other Intangible Assets
Goodwill
The following table presents our goodwill balances as of June 27, 2026 and June 28, 2025 (in millions):

Amount
Balances as of June 29, 2024	$1,055.8
Acquisition of Cloud Light (1)	5.1
Balances as of June 28, 2025	$1,060.9
Acquisition of a business (2)	$8.4
Balances as of June 27, 2026	$1,069.3
(1) During the year ended June 28, 2025, prior to the end of the measurement period, we adjusted the purchase price allocation related to our Cloud Light acquisition and recorded a $5.1 million increase to goodwill. The primary adjustment to the opening balance sheet relates to income tax liabilities which were not known in previous periods.
(2) On March 17, 2026, we acquired a manufacturing facility in Greensboro, North Carolina for $38.0 million in cash from a third party. The acquired business mainly included land and building, machinery and equipment, and an assembled workforce, offset by the liabilities assumed. The goodwill of $8.4 million arising from this acquisition has been attributed to the value of the assembled workforce and the strategic benefits associated with acquiring an operational fabrication facility to expand our capacity. Refer to “Note 4. Business Combination” for details.
Impairment of Goodwill
During the third quarter of fiscal year 2026, we completed a reorganization of our business units, which resulted in changes to our reporting unit structure. As a result of this reorganization, we performed an interim qualitative assessment of goodwill for our reporting units. In performing the assessment, we evaluated relevant events and circumstances, including changes in the composition of reporting units, financial performance, and other entity-specific and macroeconomic factors. Based on this assessment along with a qualitative assessment done in the fourth quarter of fiscal year 2026, it was not more likely than not that the fair value of any of our reporting units was less than its carrying value; as such, our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary. Accordingly, no goodwill impairment charge was recognized during fiscal year 2026.
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
During the annual impairment testing performed in the fourth quarter of each year presented, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. Other than the write-off of IPR&D intangible asset discussed below, there were no other indicators of impairment at the asset group level during the years ended June 27, 2026 and June 28, 2025.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present details of all of our intangibles as of the periods presented (in millions, except for weighted average remaining amortization period):

June 27, 2026	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted average remaining amortization period (years)
Acquired developed technologies	$828.4	$(638.7)	$189.7	3.5
Customer relationships	419.5	(282.3)	137.2	3.4
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,264.9	$(938.0)	$326.9
During the year ended June 27, 2026, we recorded a $2.5 million write-off of IPR&D intangible asset for project we will no longer pursue, which was from the NeoPhotonics acquisition. We recognized this charge as research and development expense in our consolidated statements of operations during the year ended June 27, 2026.

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
During the year ended June 28, 2025, we reclassified $4.3 million of IPR&D intangible assets acquired from Cloud Light to acquired developed technologies for IPR&D projects that were completed during the period and recorded $0.2 million of related amortization expense in our consolidated statements of operations during the year ended June 28, 2025.
During the year ended June 28, 2025, we recorded a $2.7 million write-off of IPR&D intangible assets for projects we will no longer pursue, which includes $2.0 million from the NeoPhotonics acquisition and $0.6 million from the Cloud Light acquisition. We recognized this charge as research and development expense in our consolidated statements of operations during the year ended June 28, 2025.
During fiscal years 2026, 2025 and 2024, we recorded $135.7 million, $149.7 million and $150.6 million, respectively, of amortization related to intangibles assets.
The following table presents details of amortization for the periods presented (in millions):

	Years ended
	June 27, 2026	June 28, 2025	June 29, 2024
Cost of sales	$77.6	$82.2	$83.9
Selling, general and administrative	56.4	65.9	65.2
Research and development	1.7	1.6	1.5
Total amortization of intangibles	$135.7	$149.7	$150.6

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the carrying amount of our intangible assets as of June 27, 2026, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2027	$123.5
2028	83.0
2029	52.6
2030	46.5
2031	20.0
Thereafter	1.3
Total	$326.9
Note 10. Debt
Our debt consists of the following:

	June 27, 2026			June 28, 2025
	Short-term	Long-term	Total	Short-term	Long-term	Total
Convertible notes (1)	$1,544.6	$—	$1,544.6	$—	$2,506.2	$2,506.2
Term loans	52.3	40.5	92.8	10.6	56.4	67.0
Total	$1,596.9	$40.5	$1,637.4	$10.6	$2,562.6	$2,573.2
(1) Since the closing price of our stock was at least 130% of the applicable conversion price for each series of Notes for 20 of the last 30 trading days of our fiscal year 2026, all of our Notes remain convertible at the option of the holders during the first quarter of fiscal year 2027. The outstanding Notes are recorded as current portion of long-term debt, which is presented as current liabilities in our consolidated balance sheets as of June 27, 2026, net of unamortized debt issuance costs. If the Notes are converted by holders, we are required to satisfy our conversion obligations with respect to each series of converted Notes by paying cash equal to the principal amounts of such series of converted Notes and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof. The outstanding Notes as of June 28, 2025 are recorded as long-term debt, which is presented as non-current liabilities in our consolidated balance sheets, net of unamortized debt issuance costs.
The table below summarizes the applicable conversion price and the equivalent 130% of the conversion price of each series of Notes (per share amount):

	Conversion Price	130% of Conversion Price
2032 Notes	$187.77	$244.10
2029 Notes	69.54	90.40
2028 Notes	131.03	170.34
2026 Notes	99.29	129.08

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes activities related to the aggregate principal amount of our convertible notes during the twelve months ended June 27, 2026 (in millions):

	June 28, 2025	Debt Issuance (1)	Debt Conversions (2)	Debt Equitizations (3)	Debt Inducement (4)	June 27, 2026
2026 Notes	$1,050.0	$—	$(149.3)	$(264.8)	$(581.1)	$54.8
2028 Notes	861.0	—	(31.0)	(650.4)	—	179.6
2029 Notes	603.7	—	(339.1)	(209.7)	—	54.9
2032 Notes	—	1,265.0	—	—	—	1,265.0
	$2,514.7	$1,265.0	$(519.4)	$(1,124.9)	$(581.1)	$1,554.3
(1) Refer to “2032 Notes” discussion below.
(2) Refer to “Debt Conversions” discussion below.
(3) Refer to “Debt Equitizations” discussion below.
(4) Refer to “Debt Inducement” discussion below.
Debt Conversions
As of August 14, 2026, we have received early conversion requests totaling $757.8 million aggregate principal amount of the Notes (or the “Converted Notes”), which principal amount will be settled in cash and the conversion value in excess thereof will be settled in cash, shares of common stock, or a combination cash and shares of common stock, at our election, in accordance with Indenture governing the applicable series of Converted Notes. During the year ended June 27, 2026, the aggregate principal amount of the Converted Notes settled in cash was $519.4 million. We accounted for these conversions in accordance with ASC 470-20 Debt with Conversion and Other Options wherein the carrying amount of the Converted Notes, including any unamortized issuance costs, forfeited interest, and cash transferred are recognized in additional paid-in capital account to reflect the shares issued and no gain or loss is recognized.
Debt Equitizations
On April 7, 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2026 Notes and 2029 Notes. Pursuant to these agreements, we issued an aggregate of approximately 5.7 million shares of our common stock in exchange for approximately $264.8 million and $209.7 million aggregate principal amount of the 2026 Notes and 2029 Notes, respectively, and the related conversion value in excess of the principal amounts thereof. The issuance of common stock in the exchange transactions resulted in incremental dilution of approximately 0.6 million shares of our common stock related to the aggregate principal amount.
On May 29, 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2028 Notes. Pursuant to these agreements, we issued an aggregate of approximately 5.0 million shares of our common stock in exchange for approximately $650.4 million aggregate principal amount of the 2028 Notes, and the related conversion value in excess of the principal amounts thereof. The issuance of common stock in the exchange transactions resulted in incremental dilution of approximately 0.8 million shares of our common stock related to the aggregate principal amount.
We accounted for these debt equitizations in accordance with ASC 470-50 Debt Modifications and Extinguishment, wherein we recognized a loss on debt extinguishment of $7,756.6 million in our consolidated statements of operations for the year ended June 27, 2026. The loss consisted primarily of $7,755.1 million of conversion value in excess of principal amounts, $3.1 million of related transaction costs and $2.9 million of unamortized debt issuance costs. These amounts were partially offset by $2.9 million of forfeited interest and $1.6 million of negotiated exchange discount. For income tax purposes, substantially all of the loss was non-deductible, except for approximately $4.4 million primarily related to the write-off of unamortized debt issuance costs and certain interest-related amounts.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Inducement
On September 8, 2025, concurrent with the issuance of the 2032 Notes, we used approximately $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amounts of the 2026 Notes. We also paid $0.7 million of the related accrued interest. We have adopted and applied ASU 2024-04, Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments. We determined that this transaction met the requirements for the settlement of debt as an induced conversion. Accordingly, we recorded $256.9 million, which represents the fair value increase in the fair value of the debt, as a reduction to additional paid-in capital within our consolidated balance sheets as of June 27, 2026, and recognized an inducement expense of $5.9 million in our consolidated statements of operations during the year ended June 27, 2026, which represents the excess of fair value of the total consideration over the fair value of securities issuable pursuant to the original conversion terms.
Convertible Notes
2032 Notes
On September 8, 2025, we issued $1,265.0 million in aggregate principal amounts of 0.375% Convertible Senior Notes due in 2032 (“2032 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2032 Notes are governed by an indenture between us and U.S. Bank Trust Company, National Association, as trustee (the “2032 Indenture”). The 2032 Notes are unsecured, rank equally with all of our existing senior unsecured indebtedness, and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
The net proceeds from the sale of the 2032 Notes was approximately $1,254.7 million, after deducting $10.3 million of debt issuance costs. Concurrent with the issuance of the 2032 Notes, we used $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amounts of the 0.50% Convertible Senior Notes due in 2026 and $102.0 million of the net proceeds to pay the cost of the capped call transactions (the “2032 Capped Call Options”). We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment or repurchase of our indebtedness, including any of our existing convertible notes, capital expenditures, working capital and potential acquisitions.
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
As of August 14, 2026, we have not received any early conversion requests with respect to the 2032 Notes.
2032 Capped Call Options
In September 2025, in connection with the issuances of the 2032 Notes, we entered into privately negotiated capped call transactions (the “2032 Capped Call Options”) with certain financial institutions (the “2032 Capped Call Counterparties”). The 2032 Capped Call Options cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Notes, the number of shares of our common stock that initially underlie the 2032 Notes and are generally expected to reduce potential dilution to our common stock upon any conversion of 2032 Notes and/or offset any cash payments we would be required to make in excess of the principal amounts of converted 2032 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2032 Capped Call Options was initially $268.24 per share, and is subject to certain adjustments under the terms of the 2032 Capped Call Options. If the market price per share of our common stock, as measured under the terms of the 2032 Capped Call Options, exceeds the cap price of the 2032 Capped Call Options, there would be dilution and/or there would not be an offset of any potential cash payments in excess of the principal amounts of converted 2032 Notes, in each case, to the extent that such market price exceeds the cap price of the 2032 Capped Call Options.
Each of the 2032 Capped Call Options was executed pursuant to a separate agreement entered into by us and each of the 2032 Capped Call Counterparties. The 2032 Capped Call Options are not part of the terms of the 2032 Notes and will not affect any holder’s rights under the 2032 Notes. Holders of the 2032 Notes will not have any rights with respect to the 2032 Capped Call Options. We concluded that the 2032 Capped Call Options met the criteria for equity classification because they were indexed to our common stock and we have the discretion to settle the 2032 Capped Call Options by us receiving shares or cash subsequent to March 20, 2029. As a result, the $102.0 million amount paid was recorded as a reduction to additional paid-in capital within our consolidated balance sheets as of June 27, 2026, along with the offsetting associated current tax impact.
We made a tax election to integrate the 2032 Notes and the 2032 Capped Call Options for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $102.0 million gross cost of the purchased 2032 Capped Call Options will be deductible for income tax purposes as original issue discount interest over the term of the 2032 Notes. At inception, we recorded a deferred tax asset. During the interim periods of fiscal year 2026, the deferred tax asset was fully offset by a valuation allowance, resulting in no net impact to additional paid-in capital. Based on our year-end assessment of the realizability of our U.S. deferred tax assets, we concluded that the current-year deferred tax asset attributable to the 2032 Capped Call Options was more likely than not realizable. Accordingly, as of June 27, 2026, the deferred tax asset was recognized without a valuation allowance, and the corresponding $25.0 million deferred tax benefit was recorded as an increase to additional paid-in capital, consistent with the accounting for the underlying equity transaction.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2029 Notes
On June 16, 2023, we issued $603.7 million in aggregate principal amount of 2029 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2029 Notes are governed by an indenture between us and U.S. Bank Trust Company National Association, (as successor in interest to U.S. Bank National Association), as a trustee (the “2029 Indenture”). The 2029 Notes are unsecured, rank equally with all of our existing senior unsecured indebtedness, and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
Refer to debt conversions and equitizations discussions above for further details.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2028 Notes
In March 2022, we issued $861.0 million in aggregate principal amount of 2028 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2028 Notes are governed by an indenture between us and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as a trustee (the “2028 Indenture”). The 2028 Notes are unsecured, rank equally with all of our existing senior unsecured indebtedness, and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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
We may redeem for cash all or any portion of the 2028 Notes, at our option (subject to the partial redemption limitation set forth in the 2028 Indenture), on or after June 20, 2025, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes. If we elect to redeem fewer than all of the outstanding 2028 Notes, at least $100.0 million aggregate principal amount of the 2028 Notes must be outstanding and not subject to redemption as of the redemption notice date. Upon the occurrence of a fundamental change (as defined in the 2028 Indenture), holders may require us to repurchase all or a portion of their 2028 Notes for cash at a price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon adoption of ASU 2020-06 in the first quarter of fiscal year 2023, our 2028 Notes were accounted for as a single liability, net of unamortized debt issuance costs.
Refer to debt conversions and equitizations discussions above for further details.
2026 Notes
In December 2019, we issued $1,050.0 million in aggregate principal amount of the 2026 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2026 Notes are governed by an indenture between us and U.S. Bank Trust Company National Association (as successor in interest to U.S. Bank National Association), as trustee (the “2026 Indenture”). We used approximately $196.0 million of the net proceeds of the offering to repay in full all amounts outstanding under our term loan facility, and a portion of the net proceeds of the offering to purchase approximately $200.0 million of our common stock concurrently with the pricing of the offering in privately negotiated transactions. The 2026 Notes are unsecured, rank equally with all of our existing senior unsecured indebtedness, and do not contain any financial covenants, restrictions on dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by us.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We may redeem for cash, for all or any portion of the 2026 Notes, at our option, on or after December 20, 2023, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. Upon the occurrence of a fundamental change (as defined in the 2026 Indenture), holders may require us to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
Refer to debt inducement, conversions, and equitizations discussions above for further details.
Our convertible notes consisted of the following components as of the periods presented (in millions):

June 27, 2026	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
Principal	$54.8	$179.6	$54.9	$1,265.0	$1,554.3
Unamortized debt discount and debt issuance costs	(0.1)	(0.5)	(0.2)	(8.9)	(9.7)
Net carrying amount of the liability component	$54.7	$179.1	$54.7	$1,256.1	$1,544.6

June 28, 2025	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
Principal	$1,050.0	$861.0	$603.7	$—	$2,514.7
Unamortized debt discount and debt issuance costs	(1.7)	(3.3)	(3.5)	—	$(8.5)
Net carrying amount of the liability component	$1,048.3	$857.7	$600.2	$—	$2,506.2
The following table sets forth interest expense information related to our convertible notes for the periods presented (in millions):

	June 27, 2026	June 28, 2025	June 29, 2024
Contractual interest expense	$16.9	$18.6	$19.2
Amortization of the debt discount and debt issuance costs	3.5	3.0	14.6
Total interest expense	$20.4	$21.6	$33.8
The future principal and interest payments related to our convertible notes are as follows as of June 27, 2026 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
2027	$54.8	$0.3	$0.4	$4.7	$60.2
2028	—	179.9	0.4	4.8	185.1
2029	—	—	0.5	4.7	5.2
2030	—	—	55.1	4.8	59.9
2031	—	—	—	4.7	4.7
Thereafter	—	—	—	1,269.8	1,269.8
Total payments	$54.8	$180.2	$56.4	$1,293.5	$1,584.9
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
The SMBC 2029 Term Loan and the SMBC 2026 Term Loan are collectively referred to as SMBC Term Loans. We have maintained a debt service coverage ratio of at least 1.2 for our Japan entity for fiscal year 2026 and maintained a U.S. dollar deposit account with a balance, translated into JPY, equal to or greater than the outstanding principal amount of the SMBC 2026 Term Loan both in accordance with the terms of the SMBC term loan agreements.
As of June 27, 2026, we had $74.8 million in principal amount outstanding on our SMBC Term Loans, of which the short-term portion of $46.8 million is recorded as current liabilities while the long-term portion of $28.0 million is recorded as long-term debt in our consolidated balance sheets.
Mizuho Term Loan
On September 20, 2024, we entered into a term loan agreement (the “Mizuho Term Loan”) with Mizuho Bank, Ltd. (“Mizuho”), in order to finance our planned manufacturing expansions. The Mizuho Term Loan provides for borrowings of 4.5 billion JPY with a 5-year term from the funding date of September 20, 2024. The loan requires quarterly principal payments of approximately 225.0 million JPY commencing on December 20, 2024 with the final payment on September 20, 2029. The Mizuho Term Loan bears interest at a fixed annual rate of 0.90%. The Mizuho Term Loan is secured by the real estate assets owned by NeoPhotonics Semiconductor GK. The Mizuho Term Loan agreement requires that we and certain domestic subsidiaries comply with covenants relating to customary matters, including obtaining approval from Mizuho prior to transferring, creating a security interest, or disposing of the collateral assets; obtaining approval from Mizuho prior to a business transfer, business acquisition, corporate reorganization or changes such as mergers, company splits, share exchanges or share transfers or capital structure changes; obtaining approval from Mizuho prior to changing our indirect ownership in Lumentum Japan, Inc; and obtaining approval from Mizuho prior to a distribution of dividends by Lumentum Japan, Inc. to its shareholders. In addition, under the Mizuho Term Loan, we maintain certain balance in U.S. dollar time and savings deposit accounts in accordance with the terms of the Mizuho Term Loan Agreement.
As of June 27, 2026, we had $18.0 million in principal amount outstanding on our Mizuho Term Loan, of which the short-term portion of $5.6 million is recorded as current liabilities while the long-term portion of $12.4 million is recorded as long-term debt in our consolidated balance sheets.
The SMBC Term Loans and the Mizuho Term Loan are collectively referred to as Japan Term Loans.

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
At our option, borrowings bear interest at either a base rate plus an applicable margin ranging from 0.50% to 1.50%, or a term Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.50% to 2.50%, in each case with such margin based on our secured net leverage ratio, as determined in accordance with the terms of the Credit Agreement. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a term SOFR rate. We are required to pay to the Administrative Agent for the account of each Lender a commitment fee on a quarterly basis in an amount equal to 0.15% to 0.35% (depending on our secured net leverage ratio) of unused availability under the revolving facility. We are also obligated to pay other fees customary for revolving credit facilities of this size and type.
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
As of June 27, 2026, there were no borrowings outstanding under the revolving credit facility.
We incurred financing costs of about $2.4 million in connection with the revolving credit facility, which was presented as other non-current assets in our consolidated balance sheets and are amortized to interest expense over the term of the facility. As of June 27, 2026, the remaining unamortized financing costs was about $2.2 million.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Accumulated Other Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations, and available-for-sale securities.
The changes in accumulated other comprehensive income (loss), net of tax, were as follows for the periods as presented (in millions):

	Foreign currency translation adjustments, net of tax (1)	Defined benefit obligations, net of tax (2)	Unrealized gain (loss) on available-for-sale securities, net of tax (3)	Total
Balances as of July 1, 2023	$10.4	$(0.4)	$(5.9)	$4.1
Other comprehensive income (loss)	(0.6)	1.1	4.7	5.2
Balances as of June 29, 2024	$9.8	$0.7	$(1.2)	$9.3
Other comprehensive income (loss)	0.1	(2.3)	1.9	(0.3)
Balances as of June 28, 2025	$9.9	$(1.6)	$0.7	$9.0
Other comprehensive income (loss)	(0.3)	3.0	(1.7)	1.0
Balances as of June 27, 2026	$9.6	$1.4	$(1.0)	$10.0
(1) In fiscal year 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to fiscal year 2019 remain as a component of accumulated other comprehensive income in our consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal year 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition was the local currency. In fiscal year 2026, we sold our Brazilian entities, and therefore, recognized the related accumulated translation adjustments to earnings.
(2) We evaluate the assumptions over the fair value of our defined benefit obligations annually and make changes as necessary. During fiscal years 2026, 2025 and 2024, our income (loss) on defined benefit obligations is presented net of tax of $0.6 million, nil, and $0.4 million, respectively.
(3) In fiscal years 2026, 2025 and 2024, our unrealized gain (loss) on available-for-sale securities is presented net of tax of $0.6 million, nil and $1.7 million, respectively.
Note 12. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes the activities of restructuring and related charges during the periods presented (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Balance as of beginning of period	$2.5	$11.1	$5.0
Charges	11.4	22.8	72.6
Payments and other adjustments	(11.5)	(31.4)	(66.5)
Balance as of end of period	$2.4	$2.5	$11.1
During the year ended June 27, 2026, we recorded restructuring and related charges of $11.4 million, primarily related to reduction in forces during the period in order to enhance operational efficiency and realign our investments toward the most critical initiatives.

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
Restructuring and related charges are presented in our consolidated statements of operations for the years ended June 27, 2026, June 28, 2025 and June 29, 2024.
Any changes in the estimates of executing our restructuring activities will be reflected in our future results of operations.
Note 13. Income Taxes
Our loss before income taxes consisted of the following (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Domestic	$(8,018.7)	$(174.4)	$(219.6)
Foreign	845.9	2.3	(186.1)
Loss before income taxes	$(7,172.8)	$(172.1)	$(405.7)
Our income tax (benefit) provision consisted of the following (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Federal:
Current	$0.2	$(8.4)	$(10.6)
Deferred	(226.9)	—	124.0
	(226.7)	(8.4)	113.4
State:
Current	1.4	1.8	1.3
Deferred	(69.6)	—	(8.0)
	(68.2)	1.8	(6.7)
Foreign:
Current	55.5	55.5	52.1
Deferred	1.7	(246.9)	(18.0)
	57.2	(191.4)	34.1

Total income tax (benefit) provision	$(237.7)	$(198.0)	$140.8

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the income tax benefit recorded for fiscal year 2026 to the amount computed by applying the U.S. federal statutory income tax rate of 21% to loss before income taxes after the adoption of ASU 2023-09 (in millions, except percentages):

	Year Ended June 27, 2026
	Amount	Percentage
Income tax benefit computed at U.S. federal statutory rate	$(1,506.3)	21.0%
State and local income tax, net of federal income tax effect (1)	(70.3)	1.0
Foreign tax effects
Switzerland
Income not subject to local corporate income tax	(138.1)	1.9
Other	(2.2)	0.0
Other foreign jurisdictions	7.5	(0.1)
Effects of cross-border tax laws
GILTI	100.6	(1.4)
Other	(23.0)	0.3
Tax credits	(37.8)	0.5
Changes in valuation allowances	(181.4)	2.5
Nontaxable or nondeductible items
Nondeductible loss on extinguishment of debt	1,628.6	(22.7)
Other	(36.1)	0.5
Changes in unrecognized tax benefits	14.5	(0.2)
Other adjustments	6.3	(0.1)%
Total income tax benefit	$(237.7)	3.2%

(1) The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California and Georgia.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to our adoption of ASU 2023-09, the reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for fiscal year 2025 and 2024 was presented as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024
Income tax provision computed at federal statutory rate	$(36.1)	$(85.2)
Foreign rate differential	(49.9)	58.9
Change in valuation allowance	(161.5)	150.1
Tax credits	(2.2)	(1.8)
Stock-based compensation	22.3	17.8
Permanent items	0.3	(3.2)
Transaction costs	—	1.3
Subpart F and GILTI	22.4	0.2
Unrecognized tax benefits	8.5	11.7
Change in Tax Rates	0.5	(9.9)
BEAT	—	—
Audit settlement	(4.4)	—
State taxes	1.9	—
Other	0.2	0.9
Total income tax (benefit) provision	$(198.0)	$140.8

Effective tax rate	115.04%	(34.71)%
Our benefit for income taxes for fiscal year 2026 differs from the 21% U.S. statutory rate primarily due to the non-deductible loss on debt extinguishment and the income tax expense on U.S. income inclusions from GILTI and Subpart F, partially offset by the income tax benefit associated with the release of valuation allowances on certain U.S. deferred tax assets.
Our benefit for income taxes for fiscal year 2025 differs from the 21% U.S. statutory rate primarily due to the income tax benefit associated with the release of a valuation allowance on our U.K. deferred tax assets, earnings of our foreign subsidiaries being taxed at rates that differ from the U.S. statutory rate, partially offset by the income tax expense from U.S. income inclusions from Subpart F and GILTI, non-deductible stock-based compensation and changes in unrecognized tax benefits.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our net deferred taxes consisted of the following (in millions):

	Years Ended
	June 27, 2026	June 28, 2025
Gross deferred tax assets:
Intangibles	$22.8	$20.3
Tax credit carryforwards	149.1	143.2
Net operating loss carryforwards	187.4	232.1
Inventories	9.8	14.9
Accruals and reserves	42.7	28.1
Fixed assets	22.6	17.2
Capital loss carryforwards	13.7	11.2
Capitalized and unclaimed R&D expenditure	239.5	178.1
Convertible notes	22.1	—
Stock-based compensation	7.5	8.9
Lease liabilities	7.1	7.5
Other	1.0	2.4
Gross deferred tax assets	725.3	663.9
Valuation allowance	(189.0)	(440.8)
Deferred tax assets	536.3	223.1
Gross deferred tax liabilities:
Intangible amortization	(3.0)	(10.5)
Right-of-use assets	(5.9)	(5.8)
Inventories	(3.0)	(3.6)
Other	(0.6)	(0.1)
Deferred tax liabilities	(12.5)	(20.0)

Total net deferred tax assets	$523.8	$203.1
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. We weigh all available positive and negative evidence, including our earnings history and results of recent operations, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. In fiscal year 2026, after considering both positive and negative evidence, we determined that there is sufficient objectively verifiable positive evidence to conclude that it is more-likely-than-not that our U.S. deferred tax assets are realizable in the future. As a result, we released a valuation allowance against such deferred tax assets except for the federal foreign tax credit carryforwards and California research and development credit carryforwards, resulting in an income tax benefit of $236.3 million.
We continue to maintain our valuation allowance on Canada deferred tax assets, and a partial valuation allowance on our U.K. deferred tax asset. The total valuation allowance against our deferred tax assets decreased by $251.7 million in fiscal year 2026. We will continue to assess the realizability of our remaining deferred tax assets and may increase or decrease our valuation allowance in the future. Any such change will be recognized as a component of the provision for income taxes in the period in which the change in assessment occurs.
As of June 27, 2026, we had federal, state and foreign net operating loss carryforwards of $100.1 million, $176.4 million, and $686.2 million respectively. These carryforwards will begin to expire in the fiscal year ending 2027. The federal and foreign tax attributes carried forward are subject to various rules which impose limitations on the utilization. Additionally, we have federal, state, and foreign research and other tax credit carryforwards of $52.8 million, $99.5 million, and $34.5 million, respectively. The federal credits will begin to expire in the fiscal year ending 2027 and California credits can be carried forward indefinitely. The foreign tax credits will begin to expire in the fiscal year ending 2027. Our U.S. federal and state net operating loss and credit carryforwards are subject to annual limitations due to ownership change provisions of Section 382 of the Internal Revenue Code and similar state provisions.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have certain tax incentives with respect to our operations in China. These tax incentives require compliance with certain conditions and have expired at various dates through calendar year 2025. In fiscal year 2026, 2025 and 2024, the impact of these tax incentives reduced our income tax expense by $0.0 million, or $0.00 per share, $0.5 million, or $0.01 per share, and $3.1 million or $0.05 per share respectively.
Certain of our Thailand operations are eligible for corporate income tax exemptions under incentives granted by the Thailand Board of Investment (“BOI”). During fiscal year 2026, we concluded that we satisfied the substantive requirements to qualify for exemptions relating to two BOI-promoted projects for fiscal year 2025, and three BOI-promoted projects for fiscal year 2026. In fiscal years 2026, 2025 and 2024, the impact of these tax incentives reduced our income tax expense by $1.9 million, or 0.03 per share; $1.9 million, or 0.03 per share; and $0.0 million, or $0.00 per share respectively.
Current U.S. tax law generally provides greater flexibility for us to access and utilize our cash held by certain of our foreign subsidiaries. We intend to repatriate all or a portion of the earnings of our subsidiaries in the Cayman Islands, the British Virgin Islands and Hong Kong as wells as certain subsidiaries in China and Japan and intend to indefinitely reinvest the earnings of our other foreign subsidiaries. Accordingly, U.S. income taxes and foreign withholding taxes have not been provided on approximately $44.1 million of undistributed earnings of the foreign subsidiaries for which we have asserted indefinite reinvestment. If those earnings were repatriated, we estimate that approximately $4.7 million of additional foreign withholding taxes would be incurred before consideration of any foreign tax credits or deductions that may be available to reduce U.S. income tax liabilities.
The aggregate changes in the balance of our unrecognized tax benefits between June 28, 2025 and June 27, 2026 are as follows (in millions):

Balance as of July 1, 2023	$113.9
Increases based on tax positions related to prior year	19.6
Decreases based on tax positions related to prior year	(9.4)
Decreases related to Statute of Limitations	(24.8)
Additions based on tax positions related to current year	7.3
Increases due to acquisition	9.1
Balance as of June 29, 2024	$115.7
Increases based on tax positions related to prior year	10.4
Decreases based on tax positions related to prior year	(4.9)
Decreases related to Statute of Limitations	(13.6)
Additions based on tax positions related to current year	14.8
Increases due to acquisition	4.4
Decreases due to audit settlement	(13.9)
Decreases due to reclass	(14.3)
Balance as of June 28, 2025	$98.6
Increases based on tax positions related to prior year	1.1
Decreases based on tax positions related to prior year	(2.5)
Decreases related to Statute of Limitations	(4.8)
Additions based on tax positions related to current year	16.2
Decrease due to divestitures	(0.2)
Balance as of June 27, 2026	$108.4
As of June 27, 2026, we had $93.8 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolutions and closures of tax audits is highly unpredictable. Although it is possible that certain tax audits may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax exams that could be resolved or closed within next 12 months. However, we believe that we have adequately provided under GAAP for potential audit outcomes. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to be $4.5 million over the next 12 months.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 27, 2026 and June 28, 2025 were $14.8 million and $12.5 million, respectively.
The major tax jurisdictions where we file tax returns are the U.S. federal government, the state of California, Japan, the United Kingdom, Thailand, China and Canada. As of June 27, 2026, our fiscal years 2012 to 2025 tax returns are open to potential examination in one or more jurisdictions. In addition, certain net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits.
The amounts of cash income taxes paid by us were as follows (in millions):

Year Ended
June 27, 2026
Federal	$12.3
State and Local	1.2
Foreign
Thailand	12.2
Switzerland	11.0
Japan	4.6
China	4.5
All other foreign	0.9
Income taxes, net of amounts refunded	$46.7
Note 14. Equity
Series A Convertible Preferred Stock
On March 2, 2026, we completed the issuance and sale of approximately 2.9 million shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”) to NVIDIA Corporation (“NVIDIA”), in a private placement pursuant to a Securities Purchase Agreement. The shares of Preferred Stock were sold at a price of $695.31 per share for an aggregate purchase price of $2.0 billion in cash. The Preferred Stock has the following terms which are set forth in the Certificate of Designation filed with the Secretary of State of the State of Delaware (the “Certificate of Designation”):
Conversion. The Preferred Stock will convert on a one-for-one basis into shares of our common stock (i) at the option of the holder, provided, that, no holder may exercise this conversion right until the expiration or termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder or (ii) automatically immediately before the closing of a qualified sale. A qualified sale is defined as the bona fide sale of the Preferred Stock to the Company or a non-affiliate of the holder.
Dividends. Each holder of Preferred Stock will be entitled to receive dividends in the same manner as holders of our common stock, as determined on an as-converted basis, assuming all outstanding shares of Preferred Stock have converted pursuant to the terms of the Certificate of Designation as of immediately prior to the record date of the applicable dividend.
Voting Rights. Other than with respect to the election of directors, for which the Preferred Stock will not be entitled to vote, holders of Preferred Stock will vote together with holders of our common stock on an as-converted basis. We may not alter or change adversely the powers, preferences or rights of the Preferred Stock or alter or amend the Certificate of Designation without the affirmative vote or consent of a majority of the outstanding shares of Preferred Stock.
Dissolution, Liquidation or Winding Up. In connection with a dissolution, liquidation or winding up of the Company, distributions to our stockholders shall be made among the holders of Preferred Stock and our common stock pro rata in proportion to number of shares held by each such holder. All shares of Preferred Stock shall be treated as if they had been converted to our common stock pursuant to the terms of the Certificate of Designation immediately prior to such event.
No Preemptive or Redemption Rights. The holders of Preferred Stock have no preemptive or redemption rights.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description of Lumentum Stock-Based Benefit Plans
Equity Incentive Plan
We adopted the 2015 Equity Incentive Plan (the “2015 Plan”) in connection with our separation from JDS Uniphase Corporation (“JDSU” and now, Viavi Solutions Inc.) in July 2015. The 2015 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options (“stock options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights (“SARs”), performance units (“PSUs”) and performance shares to our employees, directors and consultants and any parent or subsidiary corporations’ employees and consultants.
In November 2023, we adopted and assumed the Amended and Restated Share Option Scheme of Cloud Light Optoelectronics Limited (the “Cloud Light Scheme” and together with the 2015 Plan, the “Prior Plans”) in connection with the Cloud Light acquisition. The Cloud Light Scheme provides for the grant of stock options, RSAs, RSUs, SARs, and performance shares to eligible employees and other service providers.
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
In November 2025, our stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), under which the number of shares of common stock reserved for issuance was 3.2 million shares plus up to 3.9 million shares subject to awards granted under Prior Plans that, after the effective date of the 2025 Plan: (x) are forfeited, canceled or expire (whether voluntarily or involuntarily) or settled in cash, or (y) issued under the Prior Plans pursuant to an award that is forfeited, or repurchased by us as unvested, for an amount not greater than the original purchase price. The 2025 Plan became effective upon receiving stockholder approval. Upon the effective date of the 2025 Plan, the 2015 Plan and the Cloud Light Scheme terminated and no further grants will be made thereunder, but such plans continue to govern the terms of outstanding awards previously granted under such plans. The 2025 Plan has substantially the same terms and conditions as the 2015 Plan. The 2015 Plan, the Inducement Plan, the Cloud Light Scheme and the 2025 Plan are collectively referred to as the “Equity Incentive Plans.”
As of June 27, 2026, we had 3.0 million shares subject to stock options, restricted stock units, and performance stock units issued and outstanding under the Equity Incentive Plans. Restricted stock units and performance stock units have vesting that is performance-based, market-based and time-based or any combination thereof, and are expected to vest within four years. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. We issue new shares of common stock upon exercise of stock options. Options generally have a vesting period of three years. As of June 27, 2026, 3.4 million shares of common stock under the Equity Incentive Plans were available for grant.
Stock Options
We granted certain employees with stock options, the vesting of which is based on the requisite service requirement and expected to vest within three years. We calculate the fair value of stock options using the Black-Scholes option-pricing model, which requires us to make estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, and forfeiture rates. We issue new shares of common stock upon exercise of stock options.
Restricted Stock Units
Restricted stock units (“RSUs”) are grants of shares of our common stock, the vesting of which is based on the requisite service requirement. Generally, our RSUs are subject to forfeiture and are expected to vest within four years. For annual refresh grants, RSUs generally vest ratably on an annual, or combination of annual and quarterly, basis over three years.
During fiscal year 2026, our board of directors approved grants of 1.1 million shares, which primarily vest over three years. The fair value of these grants is based on the closing market price of our common stock on the date of grant.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During fiscal year 2026, our board of directors granted 0.1 million PSUs with an aggregate grant date fair value of $15.3 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of earnings per share targets, as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. In addition, the board of directors also approved a grant of 0.1 million PSUs with an aggregate grant date fair value of $36.6 million to certain executive officers and senior management. These PSUs will vest subject to the achievement of our total shareholder return (or “TSR”) relative to specified peer group, as well as service conditions, over three years. The number of shares that ultimately vest may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. We estimated the grant date fair value of these PSU awards using a Monte-Carlo simulation model, which was calculated at $282.85 per share.
Stock-based compensation expense related to PSUs are categorized as AIP PSUs, TSR PSUs and Other PSUs. AIP PSUs relates to the shares granted to executive and non-executive employees as part of our Annual Incentive Plan (“AIP PSUs”) during fiscal year 2025, which were subject to performance targets and service conditions and vested in August 2025. TSR PSUs relate to shares granted to certain executive officers and senior management, which will vest subject to the achievement of our TSR relative to specified peer group while Other PSUs relate to shares granted to certain executive officers and senior management, which are subject to financial performance targets (such as revenue and EPS) and service conditions. Refer to the table below for a presentation of stock-based compensation expense by equity awards for more details.
Employee Stock Purchase Plan
The ESPP provides eligible employees with the opportunity to acquire an ownership interest in us through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate upon the date on which all shares available for issuance have been sold. Of the 3.0 million shares authorized under the 2015 Purchase Plan, 0.3 million shares remained available for issuance as of June 27, 2026.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function during the periods presented was as follows (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Cost of sales	$39.5	$36.9	$31.7
Research and development	38.8	43.3	38.1
Selling, general and administrative	91.9	97.0	59.0
Total stock-based compensation	$170.2	$177.2	$128.8

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our stock-based compensation by equity awards for the periods presented were as follows (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
RSUs	$106.5	$101.8	$114.3
AIP PSUs	4.8	29.8	0.8
TSR PSUs	17.1	3.2	—
Other PSUs	26.1	31.6	5.8
Total PSUs	48.0	64.6	6.6
Options	4.6	6.1	3.3
ESPP	6.1	4.9	4.7
Sub-total	165.2	177.4	128.9
Change in stock-based compensation capitalized to inventory	5.0	(0.2)	(0.1)
Total stock-based compensation	$170.2	$177.2	$128.8
Stock-based compensation for fiscal years 2026, 2025 and 2024 includes $48.0 million, $64.6 million and $6.6 million, respectively, of expenses related to PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs with performance-based conditions can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation expense would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
During the year ended June 28, 2025, the total PSU expense of $64.6 million includes $18.2 million of additional stock-compensation expense resulting from modifications. On February 2, 2025, we and our former President and Chief Executive Officer mutually agreed to modify the terms of previously granted equity awards by changing the level of remaining service condition required for vesting. In accordance with ASC 718, Compensation - Stock Compensation, we accounted for the change as a modification as we determined the remaining service conditions were non-substantive.
Approximately $9.6 million and $14.6 million of stock-based compensation was capitalized to inventory as of June 27, 2026 and June 28, 2025, respectively.
Total income tax benefit associated with stock-based compensation recognized in our consolidated statements of operations during the years presented was as follows (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Income tax benefit associated with stock-based compensation	$72.1	$2.5	$7.5
The table below summarizes the unrecognized stock-based compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of June 27, 2026:

	Unrecognized stock-based compensation (in millions)	Weighted-average period (in years)
RSUs	$167.7	1.7
PSUs	72.8	2.0
Stock options	1.4	0.4
ESPP	4.0	0.4

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Award Activity
The following table summarizes our awards activity in fiscal years 2026, 2025 and 2024 (in millions, except per share amounts):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of July 1, 2023	—	$—	2.6	$85.0	0.6	$89.1
Replacement Awards Issued	1.1	$8.0	—	—	—	—
Granted	—	—	2.0	52.2	0.7	52.8
Vested/Exercised	—	8.2	(1.3)	85.7	(0.1)	87.7
Canceled/Forfeited	—	—	(0.6)	68.7	(0.3)	78.7
Balance as of June 29, 2024	1.1	$8.0	2.7	$62.5	0.9	$65.5
Granted	—	—	2.0	60.2	1.3	60.5
Vested/Exercised	(0.5)	7.8	(1.7)	64.4	(0.1)	83.5
Canceled/Forfeited	—	—	(0.4)	60.3	(0.5)	61.4
Balance as of June 28, 2025	0.6	$8.1	2.6	$59.9	1.6	$61.0
Granted	—	$—	1.1	160.9	0.2	122.4
Vested/Exercised	(0.4)	$8.2	(1.5)	61.9	(0.9)	57.2
Canceled/Forfeited	—	$—	(0.2)	71.6	(0.1)	82.2
Balance as of June 27, 2026	0.2	$8.1	2.0	$114.6	0.8	$84.0
A summary of awards available for grant for fiscal years 2026, 2025 and 2024 is as follows (in millions):

Awards Available for Grant
Balance as of July 1, 2023	2.7
Authorized in connection with Cloud Light acquisition	1.5
Replacement options in connection with Cloud Light acquisition	(1.1)
Authorized	3.0
Granted	(2.7)
Canceled/Forfeited	0.9
Balance as of June 29, 2024	4.3
Authorized	0.7
Granted	(3.3)
Canceled/Forfeited	0.9
Balance as of June 28, 2025	2.6
Authorized	3.2
Removed	(1.4)
Granted	(1.3)
Canceled/Forfeited	0.3
Balance as of June 27, 2026	3.4

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan Activity
The ESPP expense for fiscal years 2026, 2025 and 2024 was $6.1 million, $4.9 million, and $4.7 million, respectively. The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. There were 0.1 million, 0.3 million, and 0.4 million shares issued to employees through the ESPP during fiscal years 2026, 2025 and 2024, respectively.
We estimate the fair value of the ESPP shares on the date of grant using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of the ESPP shares during the periods presented were as follows:

	June 27, 2026	June 28, 2025
Expected term (years)	0.5	0.5
Expected volatility	69.4%	69.8%
Risk-free interest rate	3.67%	4.22%
Dividend yield	—%	—%

Note 15. Employee Retirement Plans
Defined Contribution Plans
In the United States, we sponsor the Lumentum 401(k) Retirement Plan (the “401(k) Plan”), a defined contribution plan under the Employee Retirement Income Security Act of 1974 (“ERISA”), which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $24,500 (or $32,500 for employees over 50 years of age) in calendar year 2026 as set by the Internal Revenue Service. Employees are eligible for matching contributions after completing 180 days of service. Our match is contributed on a per-pay-period basis and is based on employees’ before-tax contributions and compensation each pay period. All matching contributions are made in cash and vest immediately under the 401(k) Plan. In fiscal years 2026, 2025 and 2024, our contribution expense to the 401(k) Plan was $3.3 million, $2.7 million, and $3.8 million, respectively.
We also have defined contribution plans in most of the other countries in which we operate, either as required by statutory law or as provided by our supplemental offering. Our contribution expense to all defined contribution plans outside the United States were $16.5 million, $11.4 million, and $7.4 million for fiscal years 2026, 2025 and 2024, respectively.
Defined Benefit Plans
We sponsor defined benefit pension plans covering employees in Japan, Switzerland and Thailand. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. The funding policy is consistent with the local requirements of each country.
We account for our defined benefit obligations in accordance with the authoritative guidance which requires us to record our obligation to the participants, as well as the corresponding net periodic cost. We determine our obligation to the participants and our net periodic cost using actuarial valuations provided by third-party actuaries. As of June 27, 2026, our projected benefit obligations, net, in Japan, Switzerland and Thailand were $2.3 million, $0.3 million and $5.6 million, respectively. They were recorded in our consolidated balance sheets as accrued payroll and related expenses for the short-term portion while other non-current liabilities for the long-term portion, and represent the total projected benefit obligation (“PBO”) less the fair value of plan assets.
As of June 27, 2026, the defined benefit plans in Switzerland were partially funded, while the defined benefit plans in Japan and Thailand were unfunded.

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the benefit obligations of pension plans in Japan, Switzerland, and Thailand, and the change in plan assets in Switzerland were as follows (in millions):

	June 27, 2026	June 28, 2025
Change in projected benefit obligation:
Benefit obligation at beginning of year	$29.6	$24.5
Service cost	2.3	1.7
Interest cost	0.4	0.5
Plan participants’ contributions	0.1	0.8
Actuarial (gains) losses (1)	(0.9)	3.0
Curtailments	(1.0)	—
Net benefits payment	(3.5)	(2.0)
Settlements	—	(1.6)
Plan amendments	—	(0.2)
Foreign exchange impact	(0.6)	2.9
Benefit obligation at end of year	$26.4	$29.6

Change in plan assets:
Fair value of plan assets at beginning of year	$17.8	$14.9
Actual return on plan assets	2.8	1.1
Employer contribution	0.5	2.8
Plan participants’ contribution	0.1	0.8
Net benefits payment	(3.4)	(2.0)
Settlements	—	(1.6)
Foreign exchange impact	(0.3)	1.8
Fair value of plan assets at end of year	$17.5	$17.8

Funded status (2)	$(8.9)	$(11.8)

Changes in benefit obligations and plan assets recognized in other comprehensive income:
Prior service cost	$0.1	$—
Amortization of accumulated net actuarial gain	(0.1)	—
Gain recognized due to curtailment	(0.9)	—
Net actuarial loss (gain)	$(3.1)	$2.4
Loss recognized due to settlement	0.3	(0.4)
	$(3.7)	$2.0

Accumulated benefit obligation	$20.9	$23.2
(1) Actuarial losses are primarily driven by changes in discount rates.
(2) The current portion of the projected benefit obligation is $1.0 million and $0.9 million, respectively, as of June 27, 2026 and June 28, 2025, which was recorded under accrued payroll and related expenses in the consolidated balance sheets. The non-current portion of the projected benefit obligation is $7.2 million and $11.0 million, respectively, as of June 27, 2026 and June 28, 2025, which was recorded under other non-current liabilities in the consolidated balance sheets. Refer to “Note 7. Balance Sheet Details.”

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension costs in Japan, Switzerland and Thailand include the following components for the periods presented (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Service cost	$2.3	$1.7	$1.9
Interest cost	0.4	0.5	0.4
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(0.5)	(0.5)	(0.4)
Curtailment gain	(0.1)	—	—
Amortization of net loss	0.1	—	—
Settlement (gain) losses	(0.2)	0.4	0.1
Net periodic pension cost	$1.9	$2.0	$1.9
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
The following table summarizes the weighted-average assumptions used to determine net periodic cost and benefit obligation for our defined benefit plans in Japan, Switzerland and Thailand:

	Years Ended
	June 27, 2026	June 28, 2025
Assumptions used to determine net periodic cost:
Discount rate	1.6%	2.0%
Expected long-term return on plan assets	3.0%	3.0%
Salary increase rate	3.9%	3.9%
Assumptions used to determine benefit obligation at end of year:
Discount rate	1.7%	1.3%
Salary increase rate	2.9%	3.0%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan assets of our defined benefit plan in Switzerland at fair value and the percentage of assets allocations as of June 27, 2026 and June 28, 2025 (in millions, except percentage data):

				Fair value measurement as of June 27, 2026
	Target allocation	Total	Percentage of plan asset	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Global equity	37%	$6.5	37%	$—	$6.5
Fixed income	25%	4.2	24%	—	4.2
Alternative investment	14%	2.3	13%	—	2.3
Cash	1%	0.3	2%	0.3	—
Other assets	23%	4.2	24%	—	4.2
Total Assets	100%	$17.5	100%	$0.3	$17.2

				Fair value measurement as of June 28, 2025
	Target allocation	Total	Percentage of plan asset	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Global equity	35%	$6.5	34%	$—	$6.5
Fixed income	27%	5.1	27%	—	5.1
Alternative investment	14%	2.7	14%	—	2.7
Cash	1%	0.2	1%	0.2	—
Other assets	23%	4.6	24%	—	4.6
Total Assets	100%	$19.1	100%	$0.2	$18.9
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
The following benefit payments are estimated to be paid from our defined benefit pension plans (in millions):

Fiscal Years	Total
2027	$2.1
2028	1.7
2029	1.6
2030	1.8
2031	2.5
Next five years	14.5
Total expected benefit payments	$24.2
We expect to contribute $1.8 million to our defined benefit pension plans in fiscal year 2027.
Note 16. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $2.4 billion as of June 27, 2026 represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms may allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in our warranty reserve during the periods presented (in millions):

	Years Ended
	June 27, 2026	June 28, 2025
Balance as of beginning of period	$14.4	$13.2
Warranties assumed in Cloud Light acquisition	—	0.8
Provision for warranty	25.9	10.2
Utilization of reserve	(15.6)	(9.8)
Balance as of end of period	$24.7	$14.4
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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of June 27, 2026, the accrual for expected settlement of litigation matters was not material.
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
In March 2025, we completed a sale of net assets located in an entity in Shenzhen, China. We have reclassified a $21.4 million unrecognized tax position to other non-current liabilities in the consolidated balance sheets as of June 28, 2025 for an indemnification liability related to the sale of certain assets. This does not impact our results of operations for the year ended June 28, 2025. We did not have any other material indemnification claims that were probable or reasonably possible.

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
Note 17. Operating Segments and Geographic Information
Prior to fiscal year 2026, we operated in two reportable segments: Cloud & Networking and Industrial Tech. During the first quarter of fiscal year 2026, we implemented a reorganization and are now managed as a single, integrated enterprise. A unified management team oversees operations across the entire company rather than through discrete operating segments. The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented as a single enterprise to allocate resources and evaluate financial performance.
The CODM assesses performance and allocates resources based on consolidated net (loss) income from our consolidated statements of operations. This metric is used to set budgets, evaluate performance, review actual results, and determine whether to reinvest profits, pursue acquisitions, or make other capital management decisions. Segment expenses are reflected in our consolidated statements of operations and cash flows, while segment assets are measured through the consolidated assets on the consolidated balance sheets. Accordingly, we operate in a single reporting segment. Comparative prior-period segment information has been updated to reflect this structure, with no impact on previously reported consolidated results of operations, financial position or cash flows.
We disaggregate revenue by type of product, which are Components and Systems, and by geography. A Components product is defined as one of the individual building blocks that goes into creating a larger solution. It is typically not a complete solution on its own but rather a specialized element that enables system functionality. This includes semiconductor laser chips, laser sub-assemblies, line subsystems and wavelength management systems. These are supplied to customers who then integrate them into their own full system solutions. Components represent foundational parts that support or enable that system’s operation and include optical chips and subsystems that are supplied to cloud data center operators, AI/ML infrastructure providers, and network equipment manufacturer customers.
A Systems product is defined as a complete, stand-alone solution that delivers full functionality to the end customer. It is typically self-contained and ready to operate within a customer’s network or application environment. This includes optical modules, optical circuit switches, and industrial lasers such as short-pulse solid-state lasers and kilowatt-class fiber lasers. These products integrate multiple technologies and subsystems into a finished solution that directly addresses a customer’s needs. A system represents the end-product that can be deployed and used independently.
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
Refer to “Note 18. Revenue Recognition” for a presentation of disaggregated revenue by type of product.

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that represented 10% or more of our total net revenue (in millions, except percentage data):

	Years Ended
	June 27, 2026		June 28, 2025		June 29, 2024
	Amount	% to Total	Amount	% to Total	Amount	% to Total
Net revenue:
Americas:
United States	$627.9	20.8%	$312.3	19.0%	$356.1	26.2%
Mexico	443.7	14.7	148.5	9.0	91.7	6.7
Other Americas	13.2	0.4	20.1	1.2	3.4	0.3
Total Americas	$1,084.8	35.9%	$480.9	29.2%	$451.2	33.2%

Asia-Pacific:
Thailand	$626.6	20.8%	$291.8	17.7%	$183.8	13.5%
Hong Kong	519.3	17.2	398.6	24.2	261.9	19.3
China	284.8	9.4	95.5	5.8	68.2	5.0
Japan	104.6	3.5	78.3	4.8	84.6	6.2
Other Asia-Pacific	216.9	7.3	136.4	8.4	181.3	13.4
Total Asia-Pacific	$1,752.2	58.2%	$1,000.6	60.9%	$779.8	57.4%

EMEA	$177.0	5.9%	$163.5	9.9%	$128.2	9.4%

Total net revenue	$3,014.0	100.0%	$1,645.0	100.0%	$1,359.2	100.0%
During the years ended June 27, 2026, June 28, 2025, and June 29, 2024, net revenue from a single end customer which represented 10% or greater of total net revenue is summarized as follows:

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Customer A	26.6%	15.4%	18.9%
Customer B	15.0%	16.0%	11.4%
The following table sets forth accounts receivable from a single customer that represented 10% or greater of the total accounts receivable for the periods presented:

	June 27, 2026	June 28, 2025
Customer 1	30.4%	13.2%
Customer 2	10.7%	11.0%

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-lived assets, namely property, plant and equipment, net, were identified based on the physical location of the assets in the corresponding geographic areas as of the periods indicated (in millions):

	June 27, 2026	June 28, 2025
Property, plant and equipment, net
United States	$153.0	$123.0
Thailand	450.6	218.6
Japan	232.1	144.3
United Kingdom	139.1	109.4
China	129.9	76.8
Other countries	54.4	54.3
Total property, plant and equipment, net	$1,159.1	$726.4
We purchase a portion of our inventory from contract manufacturers and vendors located primarily in Thailand, Taiwan and Malaysia. The following table sets forth inventory purchase from a single contract manufacturer that represented 10% or greater of our total net inventory purchases for the periods presented:

	June 27, 2026	June 28, 2025
Contract Manufacturer A	18.2%	25.1%
Note 18. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by type of products and by geography. We do not present other levels of disaggregation, such as by customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue by type of product (in millions, except percentage data):

	Years Ended
	June 27, 2026		June 28, 2025		June 29, 2024
	Amount	% to Total	Amount	% to Total	Amount	% to Total
Components	$2,005.6	66.5%	$1,116.3	67.9%	$822.1	60.5%
Systems	1,008.4	33.5%	528.7	32.1%	537.1	39.5%
Net revenue	$3,014.0	100.0%	$1,645.0	100.0%	$1,359.2	100.0%
Refer to “Note 17. Operating Segments and Geographic Information” for a presentation of disaggregated revenue by geography.
Contract Balances
We record accounts receivable when we have an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where we have unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and customer deposits and are included in other current and non-current liabilities within our consolidated balance sheets. Payment terms vary by customer. The time between invoicing and when payment is due is not significant.
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	June 27, 2026	June 28, 2025	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$520.3	$250.0	$270.3	108.1%
Deferred revenue and customer deposits (1)	Other current liabilities	$15.4	$0.7	$14.7	n/a
Deferred revenue and customer deposits	Other non-current liabilities	$1.4	$—	$1.4	n/a

LUMENTUM HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) We recorded a $9.9 million below-market contract liability related to our acquisition of a business in March 2026 in our consolidated balance sheets, which will be amortized and recorded as revenue over the term of the supply agreement. During the twelve months ended June 27, 2026, we have recognized approximately $2.3 million of this amount to net revenue. The remaining balance of about $7.6 million was recorded as other current liabilities in our consolidated balance sheets as of June 27, 2026. Refer to “Note 4. Business Combination” for details.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 27, 2026, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of June 27, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of June 27, 2026.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lumentum Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lumentum Holdings Inc. and subsidiaries (the “Company”) as of June 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 27, 2026, of the Company and our report dated August 17, 2026, expressed an unqualified opinion on those financial statements.
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
August 17, 2026

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
On May 19, 2026, Wupen Yuen, our President, Global Business Units, adopted a modification of his Rule 10b5-1 trading arrangement entered into on November 5, 2025, providing for the sale from time to time of an aggregate of up to 18,422 shares of our common stock (based on PSUs vesting at target). The actual number of shares sold under the trading arrangement will depend on achievement of performance targets applicable to the PSUs subject to the trading arrangement, be subject to vesting of the PSUs and RSUs subject to the trading arrangement, and be net of shares withheld for taxes upon vesting and settlement of the PSUs and RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 19, 2027, or earlier if all transactions under the trading arrangement are completed.
On May 26, 2026, Wajid Ali, our Executive Vice President and Chief Financial Officer, adopted a modification of his Rule 10b5-1 trading arrangement entered into on November 28, 2025. The modified plan provides for the sale from time to time of an aggregate of up to 61,936 shares of our common stock (based on PSUs vesting at target). The actual number of shares sold under the trading arrangement will depend on achievement of performance targets applicable to the PSUs subject to the trading arrangement, be subject to vesting of the PSUs and RSUs subject to the trading arrangement, and be net of shares withheld for taxes upon vesting and settlement of the PSUs and RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 26, 2027, or earlier if all transactions under the trading arrangement are completed.
On May 28, 2026, Michael Hurlston, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,096 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 28, 2027, or earlier if all transactions under the trading arrangement are completed.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
The SEC allows us to include information required in this Annual Report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2026 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information to be contained therein is incorporated in this Annual Report by reference.
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
LUMENTUM HOLDINGS INC.
FINANCIAL STATEMENT SCHEDULES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	(in millions)
	Balance at beginning of period	Increase (decrease) in Consolidated Statements of Operations	Write-offs and other adjustments	Balance at end of period
Allowance for credit losses:
Fiscal year ended June 27, 2026	$3.5	$0.1	$(0.1)	$3.5
Fiscal year ended June 28, 2025	$0.2	$3.4	$(0.1)	$3.5
Fiscal year ended June 29, 2024	$—	$0.2	$—	$0.2

	(in millions)
	Balance at beginning of period	Additions charged to costs/expenses (1)	Deductions credited to costs/expenses (2)	Balance at end of period
Deferred tax valuation allowance:
Fiscal year ended June 27, 2026	$440.8	$21.9	$(273.7)	$189.0
Fiscal year ended June 28, 2025	$490.4	$128.6	$(178.2)	$440.8
Fiscal year ended June 29, 2024	$303.4	$205.4	$(18.4)	$490.4
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
3. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement	8-K	2.1	8/6/2015
2.2	Separation and Distribution Agreement	8-K	2.2	8/6/2015
2.3	Agreement and Plan of Merger, dated as of October 29, 2023, by and among Lumentum Holdings Inc., Cloud Light, and Crius Merger Sub, Inc.	8-K	2.1	10/30/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	8/6/2015
3.2	Amended and Restated Bylaws	8-K	3.2	8/6/2015
3.3	Certificate of Designation	8-K	3.1	3/2/2026
4.1	Description of Capital Stock	10-K	4.4	8/27/2019
4.2	Indenture, dated December 12, 2019, between Lumentum Holdings Inc. and U.S. Bank National Association.	8-K	4.1	12/12/2019
4.3	Form of 0.50% Convertible Senior Note due 2026 (included in Exhibit 4.2).	8-K	4.2	12/12/2019
4.4	First Supplemental Indenture, dated as of September 25, 2024, to the Indenture, dated December 12, 2019, by and between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association)	10-Q	4.1	11/8/2024
4.5	Indenture dated March 8, 2022, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	3/8/2022
4.6	Form of 0.50% Convertible Senior Note due 2028 (included in Exhibit 4.4)	8-K	4.2	3/8/2022
4.7	Indenture, dated June 16, 2023, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association.	8-K	4.1	6/16/2023
4.8	Form of 1.50% Convertible Senior Note due 2029 (included in Exhibit 4.6).	8-K	4.2	6/16/2023
4.9	Indenture, dated September 8, 2025, between Lumentum Holdings Inc. and U.S. Bank Trust Company, National Association	8-K	4.1	9/8/2025
4.10	Form of 0.375% Convertible Senior Note due 2032 (included in Exhibit 4.9)	8-K	4.1	9/8/2025
10.1	Tax Matters Agreement	8-K	10.1	8/6/2015
10.2*	Employee Matters Agreement	8-K	10.2	8/6/2015
10.3	Intellectual Property Matters Agreement	8-K	10.3	8/6/2015
10.4*	2015 Equity Incentive Plan as amended and Restated November 20, 2024	8-K	10.1	11/22/2024
10.5*	2015 Employee Stock Purchase Plan	S-8	99.2	7/29/2015
10.6*	Executive Officer Performance-Based Incentive Plan	8-K	10.3	11/9/2016
10.7*	Amended and Restated Change in Control and Severance Benefits Plan, effective August 22, 2023	10-Q	10.1	11/8/2023
10.8*	Form of Indemnification Agreement	10-K	10.8	9/25/2015
10.9*	Offer Letter, by and between the Registrant and Wajid Ali, dated as of January 11, 2019	10-Q	10.1	5/7/2019
10.10*	Offer Letter entered into by Lumentum Holdings Inc. with Michael Hurlston, dated January 28, 2025	8-K	10.1	2/3/2025

10.11*	Transition Agreement entered into by Lumentum Holdings Inc. with Alan Lowe, dated February 2, 2025	8-K	10.2	2/3/2025
10.12*	Global Performance Unit Award Agreement	10-Q	10.1	5/9/2023
10.13*	Global Restricted Stock Unit Award Agreement	10-Q	10.2	5/9/2023
10.14*	2025 Inducement Equity Incentive Plan	S-8	4.3	2/6/2025
10.15*	Form of Restricted Stock Unit Agreement under 2025 Inducement Equity Incentive Plan	S-8	4.4	2/6/2025
10.16*	Form of Performance Stock Unit Agreement under 2025 Inducement Equity Incentive Plan	S-8	4.5	2/6/2025
10.17	Form of Capped Call Confirmation	8-K	10.1	9/8/2025
10.18*	Lumentum Holdings Inc. 2025 Equity Incentive Plan	S-8	4.3	11/19/2025
10.19*	Global Performance Unit Award Agreement under 2025 Equity Incentive Plan	10-Q	10.3	2/4/2026
10.20*	Global Restricted Stock Unit Award Agreement under 2025 Equity Incentive Plan	10-Q	10.4	2/4/2026
10.21	Credit Agreement, dated as of December 19, 2025, among Lumentum Holdings Inc., as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent	8-K	10.1	12/22/2025
19.1	Lumentum Holdings Inc. Insider Trading Policy	10-K	19.1	8/21/2024
21.1	Subsidiaries of Lumentum Holdings Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Compensation Recovery Policy	10-K	97.1	8/19/2025
101	The following financial information from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 27, 2026, June 28, 2025 and June 29, 2024; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 27, 2026, June 28, 2025 and June 29, 2024; (iii) Consolidated Balance Sheets as of June 27, 2026 and June 28, 2025; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 27, 2026, June 28, 2025 and June 29, 2024; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 27, 2026, June 28, 2025 and June 29, 2024; and (vi) Notes to the Consolidated Financial Statements				X

104	The cover page from Lumentum Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026, formatted in Inline XBRL (included as Exhibit 101).	X
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

Date:	August 17, 2026	LUMENTUM HOLDINGS INC.

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

Signature	Title	Date

/s/ MICHAEL HURLSTON	President, Chief Executive Officer and Director (principal executive officer)	August 17, 2026
Michael Hurlston

/s/ WAJID ALI	Executive Vice President, Chief Financial Officer (principal financial officer)	August 17, 2026
Wajid Ali

/s/ ERIC CHANG	Chief Accounting Officer (principal accounting officer)	August 17, 2026
Eric Chang

/s/ PAUL LUNDSTROM	Director	August 17, 2026
Paul Lundstrom

/s/ JULIE JOHNSON	Director	August 17, 2026
Julie Johnson

/s/ PENELOPE HERSCHER	Director	August 17, 2026
Penelope Herscher

/s/ THAD TRENT	Director	August 17, 2026
Thad Trent

/s/ BRIAN LILLIE	Director	August 17, 2026
Brian Lillie

/s/ IAN SMALL	Director	August 17, 2026
Ian Small

/s/ ISAAC HARRIS	Director	August 17, 2026
Isaac Harris

/s/ PAMELA FLETCHER	Director	August 17, 2026
Pamela Fletcher