Form 10-Q
period 2026-09-26
Lumentum Holdings Inc.
filed 2026-11-03
CIK 1633978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the Registrant had 90.7 million shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 26, 2026	September 27, 2025
Net revenue	$1,262.6	$533.8
Cost of sales	599.5	332.8
Amortization of acquired developed intangibles	19.1	19.5
Gross profit	644.0	181.5
Operating expenses:
Research and development	191.8	81.4
Selling, general and administrative	99.3	85.1
Restructuring and related charges	—	8.3
Gain on sale of business, net	(6.9)	—
Total operating expenses	284.2	174.8
Income from operations	359.8	6.7
Other income (expense), net:
Interest expense	(2.4)	(5.7)
Interest and other income, net	12.9	4.2
Total other income (expense), net	10.5	(1.5)
Income before income taxes	370.3	5.2
Income tax provision	10.0	1.0
Net income	$360.3	$4.2

Net income per share:
Basic	$3.90	$0.06
Diluted	$3.54	$0.05

Shares used to compute net income per share - common stock and preferred stock assuming conversion:
Basic	92.5	70.3
Diluted	101.7	78.3

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	September 26, 2026	September 27, 2025
Net income	$360.3	$4.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(0.3)
Net change in unrealized (loss) gain on available-for-sale securities	(3.5)	0.4
Other comprehensive (loss) income, net of tax	(3.5)	0.1
Comprehensive income, net of tax	$356.8	$4.3

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 26, 2026	June 27, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,272.2	$2,043.5
Short-term investments	707.4	694.9
Accounts receivable, net	625.7	520.3
Accrued accounts receivable	100.0	—
Inventories	807.7	691.6
Prepayments and other current assets	340.0	211.6
Total current assets	3,853.0	4,161.9
Property, plant and equipment, net	1,410.4	1,159.1
Operating lease right-of-use assets, net	26.5	29.2
Goodwill	1,069.9	1,069.3
Other intangible assets, net	294.1	326.9
Deferred tax asset	557.3	530.9
Other non-current assets	62.8	30.2
Total assets	$7,274.0	$7,307.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$737.1	$567.4
Accrued payroll and related expenses	132.7	146.3
Accrued expenses	58.0	64.9
Current portion of long-term debt	1,360.3	1,596.9
Operating lease liabilities, current	13.8	13.5
Other current liabilities	89.7	91.5
Total current liabilities	2,391.6	2,480.5
Long-term debt	39.3	40.5
Operating lease liabilities, non-current	16.8	20.3
Deferred tax liability	7.3	7.1
Other non-current liabilities	246.4	115.2
Total liabilities	2,701.4	2,663.6
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10 authorized shares, 2.9 shares and 2.9 shares issued and outstanding as of September 26, 2026 and June 27, 2026, respectively	0.0	0.0
Common stock, $0.001 par value, 990 authorized shares, 90.6 shares and 88.6 shares issued and outstanding as of September 26, 2026 and June 27, 2026, respectively	0.1	0.1
Additional paid-in capital	12,002.0	12,430.1
Accumulated deficit	(7,436.0)	(7,796.3)
Accumulated other comprehensive income	6.5	10.0
Total stockholders’ equity	4,572.6	4,643.9
Total liabilities and stockholders’ equity	$7,274.0	$7,307.5

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 26, 2026	September 27, 2025
OPERATING ACTIVITIES:
Net income	$360.3	$4.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	43.6	27.8
Stock-based compensation	132.5	42.4
Bad debt recovery	—	(0.1)
Change in valuation allowance on deferred tax assets	0.3	(0.3)
Gain on sale of business, net	(6.9)	—
Amortization of acquired intangibles	32.8	34.4
Write-down and loss on sales and dispositions of property, plant and equipment	3.8	0.4
Amortization of debt issuance costs	0.6	0.8
Inducement expense on partial repurchase of 2026 Notes	—	5.9
Other non-cash items	1.9	(3.0)
Changes in operating assets and liabilities:
Accounts receivable	(105.4)	(56.9)
Inventories	(114.2)	(57.5)
Operating lease right-of-use assets, net	2.7	(2.6)
Prepayments and other current and non-current assets	(114.2)	(2.4)
Income taxes, net	(78.8)	(1.9)
Accounts payable	87.0	28.8
Accrued payroll and related expenses	(13.6)	11.4
Operating lease liabilities	(3.2)	1.7
Accrued expenses and other current and non-current liabilities	38.5	24.8
Net cash provided by operating activities	267.7	57.9
INVESTING ACTIVITIES:
Payments for acquisition of property, plant and equipment	(229.8)	(76.2)
Purchase of investment	(5.0)	—
Proceeds from sale of business, net of selling costs	10.9	—
Purchases of short-term investments	(76.5)	(58.3)
Proceeds from maturities and sales of short-term investments	60.2	66.7
Proceeds from the sales of property, plant and equipment	5.6	—
Net cash used in investing activities	(234.6)	(67.8)
FINANCING ACTIVITIES:
Proceeds from the issuance of 2032 Notes, net of issuance costs	—	1,255.7
Proceeds from the exercise of stock options	0.5	1.5
Payment for partial repurchase of 2026 Notes	—	(843.1)
Payment for 2032 Notes capped call options	—	(102.0)
Payment of withholding taxes related to net share settlement of restricted stock units	(306.9)	(47.4)
Principal payments on term loans	(4.7)	(2.6)
Payment for conversions of convertible notes	(493.3)	—
Net cash (used in) provided by financing activities	(804.4)	262.1
(Decrease) increase in cash and cash equivalents	(771.3)	252.2
Cash and cash equivalents at beginning of period	2,043.5	520.7
Cash and cash equivalents at end of period	$1,272.2	$772.9
Supplemental disclosure of cash flow information:

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Cash paid for taxes, net	$88.3	$3.2
Cash paid for interest	2.7	0.1
Supplemental disclosure of non-cash investing and financing activities:
Unpaid property, plant and equipment in accounts payable and accrued expenses	253.5	66.6
Unpaid debt issuance costs related to the issuance of 2032 Notes	—	1.1
Right-of-use assets obtained in exchange for new operating lease liabilities	—	5.2
See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of June 27, 2026	2.9	0.0	88.6	$0.1	$12,430.1	$(7,796.3)	$10.0	$4,643.9
Net income	—	—	—	—	—	360.3	—	360.3
Other comprehensive loss	—	—	—	—	—	—	(3.5)	(3.5)
Issuance of shares in connection with vesting of restricted stock units and performance stock units	—	—	0.8	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	—	—	(0.4)	—	(306.9)	—	—	(306.9)
Exercise of stock options	—	—	0.1	—	0.5	—	—	0.5
Stock-based compensation	—	—	—	—	135.3	—	—	135.3
Conversion of convertible notes for conversion value in excess of principal amount	—	—	1.5	—	(257.0)	—	—	(257.0)
Balance as of September 26, 2026	2.9	$0.0	90.6	$0.1	$12,002.0	$(7,436.0)	$6.5	$4,572.6

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 28, 2025	69.8	$0.1	$1,986.8	$(861.2)	$9.0	$1,134.7
Net income	—	—	—	4.2	—	4.2
Other comprehensive income	—	—	—	—	0.1	0.1
Issuance of shares in connection with vesting of restricted stock units and performance stock units	1.3	—	—	—	—	—
Withholding taxes related to net share settlement of restricted stock units	(0.4)	—	(47.4)	—	—	(47.4)
Exercise of stock options	0.2	—	1.5	—	—	1.5
Stock-based compensation	—	—	46.4	—	—	46.4
Fair value of incremental consideration on partial repurchase of 2026 Notes	—	—	(256.9)	—	—	(256.9)
Capped call options related to 2032 Notes, net of tax	—	—	(101.8)	—	—	(101.8)
Balance as of September 27, 2025	70.9	$0.1	$1,628.6	$(857.0)	$9.1	$780.8

See accompanying Notes to Condensed Consolidated Financial Statements.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Lumentum Holdings Inc. (“we,” “us,” “our”, “Lumentum” or the “Company”) is a global leader in optical and photonic technologies and an industry-leading provider of optical and photonic products based on revenue and market share. Our products are essential to a range of cloud, artificial intelligence and machine learning (“AI/ML”), telecommunications, consumer, and industrial end-market applications. We operate in one reportable segment as a single, integrated enterprise. See “Note 15. Operating Segments and Geographic Information”.
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
We operate in one reportable segment as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance. Refer to “Note 15. Operating Segments and Geographic Information” for more details.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We are actively monitoring and assessing the ongoing global trade environment, particularly with respect to recent changes in tariff regulations. We have assessed the potential impacts of heightened restrictions and tariffs on our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, inventory valuation, and revenue recognition. While we have determined there was not a material impact to our condensed consolidated financial statements as of September 26, 2026 and for the quarter ended September 26, 2026, import tariffs implemented by the U.S. and other countries, as currently in effect and/or proposed, could have a material impact on our results in the future. The impact of tariffs is dependent on negotiations with customers and suppliers and other mitigation efforts and potential further changes in global trade policies, including higher tariffs in the U.S. or other countries.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Saturday closest to June 30th. Every fifth or sixth fiscal year will have a 53-week period. The additional week in a 53-week year is added to the third quarter, making such quarter consist of 14 weeks. Our fiscal year 2027 is a 53-week year ending on July 3, 2027, with the quarter ended September 26, 2026 being a 13-week quarterly period. Our fiscal year 2026 was a 52-week year that ended on June 27, 2026, with the quarter ended September 27, 2025 being a 13-week quarterly period.
Principles of Consolidation
The condensed consolidated financial statements are prepared in accordance with GAAP and include the accounts of Lumentum Holdings Inc. and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.
Accounting Policies
The condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2026. There were no significant changes to our accounting policies during the three months ended September 26, 2026.
Note 2. Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient for all entities, related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. We adopted ASU No. 2025-05 in the first quarter of fiscal year 2027 and it did not have a material impact on our condensed consolidated financial statements and disclosures as a result of the adoption.
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
In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, which revises the effective date of ASU No. 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt ASU No. 2024-03 in fiscal year 2028. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3. Earnings Per Share
We calculate basic net income per share pursuant to the two-class method as a result of the issuance of the Series A Convertible Preferred Stock (the “Preferred Stock”) in March 2026. Our Preferred Stock represents a second class of common stock for purposes of computing net income per share under the two-class method as it is entitled to receive dividends on an as-converted basis in the same manner as holders of common stock and does not have any material preferential rights relative to our common stock.
Diluted net income per share is calculated assuming the Preferred Stock has been converted into common stock, and the related shares are included in the diluted weighted-average share. As the Preferred Stock participates on an if-converted basis, and there are no dividends, the income allocated to the two classes of stock converges and the results are mathematically equal. Thus, basic and diluted net income per share is calculated assuming the Preferred Stock have been converted into common stock, and the related shares are included in the weighted average shares outstanding. Refer to Note 13. Equity for more details.
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended
	September 26, 2026	September 27, 2025
Basic income per share:
Numerator:
Net income	$360.3	$4.2

Denominator:
Weighted average shares outstanding - basic:
Common stock	89.6	70.3
Preferred stock	2.9	—
Weighted average shares outstanding - basic:	92.5	70.3

Basic income per share	$3.90	$0.06

Diluted income per share:
Numerator:
Net income	$360.3	$4.2

Denominator:
Weighted average shares outstanding - basic	92.5	70.3
Effect of dilutive securities from ESPP	—	0.1
Effect of dilutive securities from stock options	0.2	0.4
Effect of dilutive securities from RSUs and PSUs	2.5	1.9
Shares issuable assuming conversion of the convertible notes	6.5	5.6
Weighted average shares outstanding - diluted	101.7	78.3

Diluted income per share	$3.54	$0.05
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
Our outstanding capped call options are anti-dilutive under GAAP as they are specifically designed to mitigate the dilutive impact of the 2032 Notes, such that no dilution will occur until the capped call price is exceeded. Refer to “Note 9. Debt” for more details. There were no other material anti-dilutive shares excluded from the calculation of diluted net income per share during the three months ended September 26, 2026 and September 27, 2025.
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

Fair Value
Total purchase price consideration, net of cash received	$38.0
Assets acquired
Property, plant and equipment, net	38.9
Liabilities assumed
Other liabilities (1)	9.9
Goodwill	$9.0
(1) Since the supply agreement is priced at a discount below its fair market value, we accounted for it as a below-market contract liability, which will be amortized and recorded as revenue over the term of the supply agreement. During the three months ended September 26, 2026, we have recognized approximately $1.9 million of this amount to net revenue. Refer to “Note 16. Revenue Recognition” for further details.
The goodwill of $9.0 million arising from this acquisition has been attributed to the value of the assembled workforce and the strategic benefits associated with acquiring an operational fabrication facility to expand our capacity. None of the goodwill is expected to be deductible for local tax purposes. Refer to “Note 8. Goodwill and Other Intangible Assets.”
We also incurred a total of $0.4 million acquisition-related costs representing professional and other direct acquisition costs, which are recorded as selling, general and administrative expense in our consolidated statement of operations during fiscal year 2026.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cloud Light Acquisition
On November 7, 2023, we completed the acquisition of Cloud Light Technology Limited (“Cloud Light”). In accordance with a definitive merger agreement, dated as of October 29, 2023, between us and Cloud Light, cash consideration included $75.8 million of cash held in an escrow fund to support Cloud Light’s indemnification obligations and customary adjustment for working capital. In November 2025, we and the former shareholders of Cloud Light mutually agreed to settle outstanding indemnification claims for $27.5 million and signed a settlement agreement releasing the balance of the escrow fund to the former Cloud Light shareholders and releasing them of their indemnification obligations. Since the measurement period has expired, we recorded the settlement amount of $27.5 million as escrow settlement in our consolidated statements of operations for fiscal year 2026.
Note 5. Cash, Cash Equivalents and Short-term Investments
The following table summarizes our cash, cash equivalents and short-term investments by category for the periods presented (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 26, 2026:
Cash	$489.2	$—	$—	$489.2
Cash equivalents:
Certificates of deposit	32.0	—	—	32.0
Commercial paper	3.5	—	0.0	3.5
Money market funds	747.4	—	—	747.4
U.S. Agency securities	0.1	—	—	0.1
Total cash and cash equivalents	$1,272.2	$—	$—	$1,272.2
Short-term investments:
Commercial paper	58.2	—	(0.1)	58.1
Corporate debt securities	363.5	—	(4.3)	359.2
Municipal bonds	4.8	0.0	(0.1)	4.7
U.S. Agency securities	163.8	0.0	(1.3)	162.5
U.S. Treasury securities	123.6	0.1	(0.8)	122.9
Total short-term investments	$713.9	$0.1	$(6.6)	$707.4

June 27, 2026:
Cash	$635.9	$—	$—	635.9
Cash equivalents:
Certificate of deposit	131.8	—	—	131.8
Commercial paper	14.5	—	0.0	14.5
Money market funds	1,261.3	—	—	1,261.3
Total cash and cash equivalents	$2,043.5	$—	$—	$2,043.5
Short-term investments:
Commercial paper	$54.6	$—	$(0.1)	$54.5
Corporate debt securities	350.7	0.1	(1.2)	349.6
U.S. Agency securities	154.7	0.0	(0.4)	154.3
U.S. Treasury securities	136.8	0.0	(0.3)	136.5
Total short-term investments	$696.8	$0.1	$(2.0)	$694.9

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
We use the specific-identification method to determine any realized gains or losses from the sale of our short-term investments classified as available-for-sale. During the three months ended September 26, 2026, we did not realize significant gains or losses on a gross level from the sales of our short-term investments classified as available-for-sale.
During the three months ended September 26, 2026 and September 27, 2025, our interest and other income, net was $12.9 million and $4.2 million, respectively, which includes interest and investment income on cash equivalents and short-term investments of $20.4 million and $8.6 million, respectively.
As of September 26, 2026 and June 27, 2026, we recorded interest receivables of $8.6 million and $11.1 million, respectively, included in prepayments and other current assets within the condensed consolidated balance sheets. We did not recognize an allowance for credit losses against interest receivables in any of the periods presented.
The following table summarizes unrealized losses on our cash equivalents and short-term investments by category that have been in a continuous unrealized loss position for less than 12 months as of the periods presented, respectively (in millions):

	Continuous Loss Position for Less Than 12 Months		Gross Unrealized Losses
	Fair Value	Unrealized Losses
September 26, 2026:
U.S. Agency securities	$159.0	$(1.3)	$(1.3)
Commercial paper	61.6	(0.1)	(0.1)
Corporate debt securities	329.6	(4.3)	(4.3)
Municipal bonds	4.6	(0.1)	(0.1)
U.S. government bonds	118.8	(0.8)	(0.8)
Total	$673.6	$(6.6)	$(6.6)

June 27, 2026:
U.S. Agency securities	$130.5	$(0.4)	$(0.4)
Commercial paper	69.0	(0.1)	(0.1)
Corporate debt securities	275.8	(1.2)	(1.2)
U.S. government bonds	106.9	(0.3)	(0.3)
Total	$582.2	$(2.0)	$(2.0)
There were no unrealized losses on our cash equivalents and short-term investments that have been in a continuous unrealized loss position for more than twelve months as of September 26, 2026 and June 27, 2026.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table classifies our short-term investments by remaining maturities (in millions):

	September 26, 2026		June 27, 2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$244.4	$243.9	$247.9	$247.8
Due in 1 year to 5 years	469.5	463.5	448.9	447.1
Total	$713.9	$707.4	$696.8	$694.9
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Financial assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 1	Level 2	Level 3	Total
September 26, 2026: (1)
Assets:
Cash equivalents:
Certificates of deposit	$32.0	$—	$—	$32.0
Commercial paper	—	3.5	—	3.5
Money market funds	747.4	—	—	747.4
U.S. Agency securities	0.1	—	—	0.1
Short-term investments:
Commercial paper	—	58.1	—	58.1
Corporate debt securities	—	359.2	—	359.2
Municipal bonds	—	4.7	—	4.7
U.S. Agency securities	—	162.5	—	162.5
U.S. Treasury securities	122.9	—	—	122.9
Total assets	$902.4	$588.0	$—	$1,490.4
(1) Excludes $489.2 million in cash held in our bank accounts as of September 26, 2026.

	Level 1	Level 2	Level 3	Total
June 27, 2026 (1)
Assets:
Cash equivalents:
Commercial paper	$—	$14.5	$—	$14.5
Certificate of deposit	131.8	—	—	131.8
Money market funds	1,261.3	—	—	1,261.3
Short-term investments:
Commercial paper	—	54.5	—	54.5
Corporate debt securities	—	349.6	—	349.6
U.S. Agency securities	—	154.3	—	154.3
U.S. Treasury securities	136.5	—	—	136.5
Total assets	$1,529.6	$572.9	$—	$2,102.5
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	September 26, 2026		June 27, 2026
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,256.4	$6,438.4	$1,256.1	$5,411.1
2029 Notes	27.1	368.1	54.7	640.2
2028 Notes	21.1	151.0	179.1	1,108.7
2026 Notes	4.2	40.0	54.7	447.2
	$1,308.8	$6,997.5	$1,544.6	$7,607.2
As of September 26, 2026 and June 27, 2026, the carrying value of our Japan term loans in aggregate was $90.8 million and $92.8 million compared to the fair value of approximately $90.0 million and $91.6 million, respectively.
As of September 26, 2026 and June 27, 2026, the fair value of our capped call options is approximately $263.0 million and $200.0 million, respectively.
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
Management utilizes various valuation methods, including an income approach, a market approach and a cost approach, to estimate the fair value of intangibles and other long-lived assets. During the annual impairment testing performed in the fourth quarter of fiscal year 2026, we concluded that there was no impairment of our intangible and other long-lived assets. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment during the three months ended September 26, 2026.
Note 7. Balance Sheet Details
Allowance for Current Expected Credit Losses
We did not have any allowance for credit losses other than our allowance for uncollectible accounts receivable. As of September 26, 2026 and June 27, 2026, the allowance for credit losses on our trade receivables was $3.3 million and $3.5 million, respectively.
Accrued Accounts Receivable
In September 2026, we entered into a manufacturing capacity reservation agreement with a certain customer. Under the agreement, the customer made a financial commitment, payable in two installments. The first installment of $100.0 million became due to us upon the execution of the agreement. Accordingly, we recorded $100.0 million in accrued accounts receivable within current assets and an offsetting contract liability within other non-current liabilities in our condensed consolidated balance sheets.
Inventories
The components of inventories were as follows (in millions):

	September 26, 2026	June 27, 2026
Raw materials and purchased parts	$455.4	$370.2
Work in process	267.3	232.4
Finished goods	85.0	89.0
Inventories	$807.7	$691.6

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In July 2026, we completed the sale of a certain product line for $12.3 million. The transaction comprised of assets, consisting primarily of $4.8 million of inventory and $0.3 million of machinery and equipment, together with associated license, supply, transition-service, and facility arrangements. Additionally, we incurred selling costs of $0.3 million during the three months ended September 26, 2026. The transaction was accounted for in accordance with ASC 805, Business Combinations. Therefore, a gain on sale of $6.9 million was recognized during the three months ended September 26, 2026, which is included in operating expenses in our condensed consolidated statements of operations.
Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows (in millions):

	September 26, 2026	June 27, 2026
Land	$92.1	$92.1
Buildings and improvements	333.1	295.3
Machinery and equipment	1,321.4	1,141.6
Computer equipment and software	42.7	42.1
Furniture and fixtures	13.3	13.1
Leasehold improvements	53.6	53.1
Construction in progress	448.4	377.4
	2,304.6	2,014.7
Less: Accumulated depreciation	(894.2)	(855.6)
Property, plant and equipment, net	$1,410.4	$1,159.1
Our construction in progress primarily includes building improvements and machinery and equipment that are available to be placed in service in the next 12 months.
In connection with our acquisition of a business in March 2026, we recorded $38.9 million of property, plant and equipment in our condensed consolidated balance sheets. Refer to “Note 4. Business Combinations” for details.
In March 2026, we completed the sale of two commercial real estate properties located in San Jose, California. The properties consist of commercial buildings used by us for office, research and development and manufacturing support activities. The agreement provided for a cash purchase price of $43.0 million and included a short-term rental arrangement under which we occupied the properties through July 2026. We recorded a loss on sale of $7.7 million during fiscal year 2026, which was included in the selling, general and administrative expenses in our condensed consolidated statements of operations.
During the three months ended September 26, 2026 and September 27, 2025, we recorded depreciation expense of $43.6 million and $27.8 million, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Lease Right-of-Use Assets
Operating lease right-of-use assets, net were as follows (in millions):

	September 26, 2026	June 27, 2026
Operating lease right-of-use assets	$59.3	$59.3
Less: accumulated amortization	(32.8)	(30.1)
Operating lease right-of-use assets, net	$26.5	$29.2
Other Current Liabilities
The components of other current liabilities were as follows (in millions):

	September 26, 2026	June 27, 2026
Restructuring accrual and related charges (1)	$0.1	$2.4
Warranty reserve (2)	24.1	24.7
Deferred revenue and customer deposits – current (3)	12.2	15.4
Income tax payable (4)	12.3	38.3
Other current liabilities	41.0	10.7
Other current liabilities	$89.7	$91.5
(1) Refer to “Note 11. Restructuring and Related Charges.”
(2) Refer to “Note 14. Commitments and Contingencies.”
(3) Refer to “Note 16. Revenue Recognition.”
(4) Refer to “Note 12. Income Taxes.”
Other Non-Current Liabilities
The components of other non-current liabilities were as follows (in millions):

	September 26, 2026	June 27, 2026
Asset retirement obligations	$9.1	$9.0
Pension and related accruals (1)	7.9	7.2
Unrecognized tax benefit	89.4	67.2
Deferred revenue and customer deposits – non-current (2)	109.5	1.4
Other non-current liabilities (3)	30.5	30.4
Other non-current liabilities	$246.4	$115.2
(1) We have defined benefit pension plans in Japan, Switzerland, and Thailand. Pension and related accrual of $7.9 million as of September 26, 2026 represents $8.3 million of non-current portion of benefit obligation, offset by $0.4 million of funding for the pension plan in Switzerland. Pension and related accrual of $7.2 million as of June 27, 2026 relates to $7.9 million of non-current portion of benefit obligation, offset by $0.7 million of funding for the pension plan in Switzerland. We typically re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary. During the three months ended September 26, 2026 and September 27, 2025, our contribution expense to the 401(k) Plan in the United States was $0.8 million and $0.7 million, respectively. Our contribution expense to all defined contribution plans outside the United States was $3.4 million and $2.7 million during the three months ended September 26, 2026 and September 27, 2025, respectively.
(2) The outstanding amount as of September 26, 2026 includes $100.0 million of contract liability to a certain customer. Refer to “Accrued Accounts Receivable” discussion above for further details.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(3) The outstanding amount as of September 26, 2026 and June 27, 2026 includes about $21.4 million for an indemnification liability related to the sale of certain assets. Refer to “Note 14. Commitments and Contingencies” for further details.
Note 8. Goodwill and Other Intangible Assets
The following table presents goodwill June 27, 2026 and September 26, 2026 (in millions):

Total
Balances as of June 27, 2026	$1,069.3
Acquisition of a business (1)	0.6
Balances as of September 26, 2026	$1,069.9
(1) On March 17, 2026, we acquired a manufacturing facility in Greensboro, North Carolina. The acquired business mainly included land and building, machinery and equipment and an assembled workforce, offset by the liabilities assumed. The goodwill of $9.0 million arising from this acquisition is attributed to the value of the assembled workforce and the strategic benefits associated with acquiring an operational fabrication facility to expand our capacity. During the three months ended September 26, 2026, prior to the measurement period, we recorded a $0.6 million increase to goodwill as an adjustment to the purchase price allocation. Refer to “Note 4. Business Combinations” for details.
Impairment of Goodwill
We review goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal year 2026, we completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no indicators of goodwill impairment during the three months ended September 26, 2026.
Other Intangibles
Our intangible assets are amortized on a straight-line basis over the estimated useful lives, except for certain customer relationships, which are amortized using an accelerated method of amortization over the expected customer lives, more accurately reflecting the pattern of realization of economic benefits we expect to derive. Acquired developed technologies are amortized to cost of sales and research and development expenses. Acquired customer relationships are amortized to selling, general and administrative expenses in the condensed consolidated statement of operations.
In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified to acquired developed technologies intangible asset and amortized over the asset’s estimated useful life. During fiscal year 2026, we recorded a $2.5 million write-off of IPR&D intangible asset for project we will no longer pursue, which was from the NeoPhotonics acquisition. We recognized this charge as research and development expense in our consolidated statements of operations during the year ended June 27, 2026. Therefore, we have no IPR&D as of September 26, 2026.
During the annual impairment testing performed in the fourth quarter of fiscal year 2026, we concluded that our intangible and other long-lived assets were not impaired at the asset group level. We review our intangible and other long-lived assets for impairment at least annually in the fourth quarter of each fiscal year, absent any interim indicators of impairment. There were no indicators of impairment at the asset group level during the three months ended September 26, 2026.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present details of all of our intangible assets as of the periods presented (in millions, except for weighted average remaining amortization period):

September 26, 2026	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$828.4	$(657.8)	$170.6	3.3
Customer relationships	419.5	(296.0)	123.5	3.2
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,264.9	$(970.8)	$294.1

June 27, 2026	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Weighted Average Remaining Amortization Period (Years)
Acquired developed technologies	$828.4	$(638.7)	$189.7	3.5
Customer relationships	419.5	(282.3)	137.2	3.4
Order backlog	14.0	(14.0)	—	—
Trade name and trademarks	3.0	(3.0)	—	—
Total intangible assets	$1,264.9	$(938.0)	$326.9
The following table presents details of amortization for the periods presented (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
Cost of sales	$19.1	$19.5
Research and development	0.1	0.4
Selling, general and administrative	13.6	14.5
Total amortization of intangibles	$32.8	$34.4
Based on the carrying amount of our acquired intangible assets as of September 26, 2026, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2027	$90.7
2028	83.0
2029	52.6
2030	46.5
2031	20.0
Thereafter	1.3
Total future amortization	$294.1

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9. Debt
Our debt consists of the following:

	September 26, 2026			June 27, 2026
	Short-term	Long-term	Total	Short-term	Long-term	Total
Convertible notes (1)	$1,308.8	$—	$1,308.8	$1,544.6	$—	$1,544.6
Term loans	51.5	39.3	90.8	52.3	40.5	92.8
Total	$1,360.3	$39.3	$1,399.6	$1,596.9	$40.5	$1,637.4
(1) Since the closing price of our stock continued to be at least 130% of the applicable conversion price for each series of Notes for 20 of the last 30 trading days of our first quarter of fiscal year 2027, all of our Notes remain convertible at the option of the holders during the second quarter of fiscal year 2027. The outstanding Notes are recorded as current portion of long-term debt, which is presented as current liabilities in our condensed consolidated balance sheets as of September 26, 2026 and June 27, 2026, net of unamortized debt issuance costs. For further details with regards to our conversion obligation, refer to “Notes Settlement Method Upon Conversion” discussion below.
The table below summarizes the applicable conversion price and the equivalent 130% of the conversion price of each series of Notes (per share amount):

	Conversion Price	130% of Conversion Price
2032 Notes	$187.77	$244.10
2029 Notes	69.54	90.40
2028 Notes	131.03	170.34
2026 Notes	99.29	129.08
The table below summarizes activities related to the aggregate principal amount of our convertible notes during the three months ended September 26, 2026 (in millions):

	June 27, 2026	Debt Conversions (1)	September 26, 2026
2026 Notes	$54.8	$(50.6)	$4.2
2028 Notes	179.6	(158.5)	21.1
2029 Notes	54.9	(27.7)	27.2
2032 Notes	1,265.0	—	1,265.0
	$1,554.3	$(236.8)	$1,317.5
(1) Refer to “Debt Conversions” discussion below.
Debt Conversions
As of October 30, 2026, we have received early conversion requests totaling $779.9 million aggregate principal amount of the Notes (or the “Converted Notes”), which principal amount will be settled in cash and the conversion value in excess thereof will be settled in cash, shares of common stock, or a combination of cash and shares of common stock, at our election, in accordance with Indenture governing the applicable series of Converted Notes. As of September 26, 2026 and June 27, 2026, the aggregate cumulative principal amount of the Converted Notes settled in cash was $756.2 million and $519.4 million, respectively. We accounted for these conversions in accordance with ASC 470-20 Debt with Conversion and Other Options wherein the carrying amount of the Converted Notes, including any unamortized issuance costs, forfeited interest, and cash transferred are recognized in additional paid-in capital account to reflect the shares issued and no gain or loss is recognized.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On May 29, 2026, we entered into privately negotiated exchange arrangements with certain holders of our 2028 Notes. Pursuant to these agreements, we issued an aggregate of approximately 5.0 million shares of our common stock in exchange for approximately $650.4 million aggregate principal amount of the 2028 Notes, and the related conversion value in excess of the principal amount thereof. The issuance of common stock in the exchange transactions resulted in incremental dilution of approximately 0.8 million shares of our common stock related to the aggregate principal amount.
We accounted for these debt equitizations in accordance with ASC 470-50 Debt Modifications and Extinguishment, wherein we recognized a loss on debt extinguishment of $7,756.6 million in our consolidated statements of operations for the year ended June 27, 2026. The loss consisted primarily of $7,755.1 million of conversion value in excess of principal amounts, $3.1 million of related transaction costs and $2.9 million of unamortized debt issuance costs. These amounts were partially offset by $2.9 million of forfeited interest and $1.6 million of negotiated exchange discount. For income tax purposes, substantially all of the loss was non-deductible, except for approximately $4.4 million primarily related to the write-off of unamortized debt issuance costs and certain interest-related amounts. There was no debt equitization during the three months ended September 26, 2026.
Debt Inducement
On September 8, 2025, concurrent with the issuance of the 2032 Notes, we used approximately $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amount of the 2026 Notes. We also paid $0.7 million of the related accrued interest. We have adopted and applied ASU 2024-04, Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments. We determined that this transaction met the requirements for the settlement of debt as an induced conversion. Accordingly, we recorded $256.9 million, which represents the increase in the fair value of the debt, as a reduction to additional paid-in capital within our consolidated balance sheets as of June 27, 2026, and recognized an inducement expense of $5.9 million in our consolidated statements of operations during the year ended June 27, 2026, which represents the excess of fair value of the total consideration over the fair value of securities issuable pursuant to the original conversion terms. There was no debt inducement during the three months ended September 26, 2026.
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
The net proceeds from the sale of the 2032 Notes were approximately $1,254.7 million, after deducting $10.3 million of debt issuance costs. Concurrent with the issuance of the 2032 Notes, we used $843.1 million of the net proceeds to repurchase $581.1 million aggregate principal amount of the 0.50% Convertible Senior Notes due in 2026 and $102.0 million of the net proceeds to pay the cost of the capped call transactions (the “2032 Capped Call Options”). We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment or repurchase of our indebtedness, including any of our existing convertible notes, capital expenditures, working capital and potential acquisitions.
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
On or after December 15, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2032 Notes at any time. For further details with regards to our conversion obligation, refer to “Notes Settlement Method Upon Conversion” discussion below.
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
As of October 30, 2026, we have not received any early conversion requests with respect to the 2032 Notes.
2032 Capped Call Options
In September 2025, in connection with the issuances of the 2032 Notes, we entered into privately negotiated capped call transactions (the “2032 Capped Call Options”) with certain financial institutions (the “2032 Capped Call Counterparties”). The 2032 Capped Call Options cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Notes, the number of shares of our common stock that initially underlie the 2032 Notes and are generally expected to reduce potential dilution to our common stock upon any conversion of 2032 Notes and/or offset any cash payments we would be required to make in excess of the principal amount of converted 2032 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2032 Capped Call Options was initially $268.24 per share, and is subject to certain adjustments under the terms of the 2032 Capped Call Options. If the market price per share of our common stock, as measured under the terms of the 2032 Capped Call Options, exceeds the cap price of the 2032 Capped Call Options, there would be dilution and/or there would not be an offset of any potential cash payments in excess of the principal amount of converted 2032 Notes, in each case, to the extent that such market price exceeds the cap price of the 2032 Capped Call Options.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Each of the 2032 Capped Call Options was executed pursuant to a separate agreement entered into by us and each of the 2032 Capped Call Counterparties. The 2032 Capped Call Options are not part of the terms of the 2032 Notes and will not affect any holder’s rights under the 2032 Notes. Holders of the 2032 Notes will not have any rights with respect to the 2032 Capped Call Options. We concluded that the 2032 Capped Call Options met the criteria for equity classification because they were indexed to our common stock and we have the discretion to settle the 2032 Capped Call Options by us receiving shares or cash subsequent to March 20, 2029. As a result, the $102.0 million payment was recorded as a reduction to additional paid-in capital within our condensed consolidated balance sheets as of September 26, 2026 and June 27, 2026, along with the offsetting associated current tax impact.
We made a tax election to integrate the 2032 Notes and the 2032 Capped Call Options for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $102.0 million gross cost of the purchased 2032 Capped Call Options will be deductible for income tax purposes as original issue discount interest over the term of the 2032 Notes. At inception, we recorded a deferred tax asset. During the interim periods of fiscal year 2026, the deferred tax asset was fully offset by a valuation allowance, resulting in no net impact to additional paid-in capital. Based on our year-end assessment of the realizability of our U.S. deferred tax assets, we concluded that the current-year deferred tax asset attributable to the 2032 Capped Call Options was more likely than not realizable. Accordingly, as of June 27, 2026, the deferred tax asset was recognized without a valuation allowance, and the corresponding $25.0 million deferred tax benefit was recorded as an increase to additional paid-in capital, consistent with the accounting for the underlying equity transaction. During the three months ended September 26, 2026, tax deductions arising from amortization of the capped call premium reduced income taxes payable by $0.9 million, with a corresponding reduction in the related deferred tax asset. No additional tax benefit was recorded in additional paid-in capital during the quarter. As of September 26, 2026, the remaining deferred tax asset continued to be recognized without a valuation allowance.
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On or after September 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2029 Notes at any time. For further details with regards to our conversion obligation, refer to “Notes Settlement Method Upon Conversion” discussion below.
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
On or after March 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Notes at any time. For further details with regards to our conversion obligation, refer to “Notes Settlement Method Upon Conversion” discussion below.

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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On or after September 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2026 Notes at any time. For further details with regards to our conversion obligation, refer to “Notes Settlement Method Upon Conversion” discussion below.
We may redeem for cash, all or any portion of the 2026 Notes, at our option, after December 20, 2023, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2026 Notes. Upon the occurrence of a fundamental change (as defined in the 2026 Indenture), holders may require us to repurchase all or a portion of the 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
Notes Settlement Method Upon Conversion
Upon conversion, we are required to satisfy our conversion obligation with respect to such converted Notes by paying cash equal to the principal amount of such converted Notes and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof, if any. This is in accordance with the respective Indenture governing the applicable series of converted Notes.
Our convertible notes consisted of the following components as of the periods presented (in millions):

September 26, 2026	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
Principal	$4.2	$21.1	$27.2	$1,265.0	$1,317.5
Unamortized debt issuance costs	0.0	0.0	(0.1)	(8.6)	(8.7)
Net carrying amount of the liability component	$4.2	$21.1	$27.1	$1,256.4	$1,308.8

June 27, 2026	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
Principal	$54.8	$179.6	$54.9	$1,265.0	$1,554.3
Unamortized debt issuance costs	(0.1)	(0.5)	(0.2)	(8.9)	(9.7)
Net carrying amount of the liability component	$54.7	$179.1	$54.7	$1,256.1	$1,544.6
The following table sets forth interest expense information related to the convertible notes for the periods presented (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
Contractual interest expense	$1.3	$4.7
Amortization of debt issuance costs	0.5	0.8
Total interest expense	$1.8	$5.5

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The future interest and principal payments related to our convertible notes based on their respective contractual maturities are as follows as of September 26, 2026 (in millions):

Fiscal Years	2026 Notes	2028 Notes	2029 Notes	2032 Notes	Total
Remainder of 2027	$4.2	$0.1	$0.4	$2.4	$7.1
2028	—	21.2	0.4	4.7	26.3
2029	—	—	0.4	4.7	5.1
2030	—	—	27.4	4.7	32.1
2031	—	—	—	4.7	4.7
Thereafter	—	—	—	1,269.8	1,269.8
Total payments	$4.2	$21.3	$28.6	$1,291.0	$1,345.1

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
The SMBC 2029 Term Loan and the SMBC 2026 Term Loan are collectively referred to as SMBC Term Loans. We are expected to maintain a debt service coverage ratio of at least 1.2 as of the end of each fiscal year for our Japan entity both in accordance with the terms of the SMBC term loan agreements and maintain a U.S. dollar deposit account with a balance, translated into JPY, equal to or greater than the outstanding principal amount of the SMBC 2026 Term Loan in accordance with the terms of the SMBC 2026 Term Loan agreement.
As of September 26, 2026, we had $73.6 million in principal amount outstanding in SMBC Term Loans, of which the short-term portion of $45.8 million is recorded as current liabilities while the long-term portion of $27.8 million is recorded as long-term debt in our condensed consolidated balance sheets.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Mizuho Term Loan
On September 20, 2024, we entered into a term loan agreement (the “Mizuho Term Loan”) with Mizuho Bank, Ltd. (“Mizuho”), in order to finance our planned manufacturing expansions. The Mizuho Term Loan provides for borrowings of 4.5 billion JPY with a 5-year term from the funding date September 20, 2024. The loan requires quarterly principal payments of approximately 225.0 million JPY commencing on December 20, 2024 with the final payment on September 20, 2029. The Mizuho Term Loan bears interest at a fixed annual rate of 0.90%. The Mizuho Term Loan is secured by the real estate assets owned by Lumentum Japan, Inc. The Mizuho Term Loan agreement requires that we and certain of our domestic subsidiaries comply with covenants relating to customary matters, including obtaining approval from Mizuho prior to transferring, creating a security interest, or disposing of the collateral assets; obtaining approval from Mizuho prior to a business transfer, business acquisition, corporate reorganization or changes such as mergers, company splits, share exchanges or share transfers or capital structure changes; obtaining approval from Mizuho prior to changing our indirect ownership in Lumentum Japan, Inc; and obtaining approval from Mizuho prior to a distribution of dividends by Lumentum Japan, Inc. to its shareholders. In addition, under the Mizuho Term Loan, we maintain certain balance in U.S. dollar time and savings deposit accounts in accordance with the terms of the Mizuho Term Loan Agreement.
As of September 26, 2026, we had $17.2 million in principal amount outstanding, of which the short-term portion of $5.7 million is recorded as current liabilities while the long-term portion of $11.5 million is recorded as long-term debt in our condensed consolidated balance sheets.
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
At our option, borrowings bear interest at either a base rate plus an applicable margin ranging from 0.50% to 1.50%, or a term Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.50% to 2.50%, in each case with such margin based upon our secured net leverage ratio, as determined in accordance with the terms of the Credit Agreement. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a term SOFR rate. We are required to pay to the Administrative Agent for the account of each Lender a commitment fee on a quarterly basis in an amount equal to 0.15% to 0.35% (depending on our secured net leverage ratio) of unused availability under the revolving facility. We are also obligated to pay other fees customary for revolving credit facilities of this size and type.
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
The obligations under the Credit Agreement are required to be guaranteed by certain of our material domestic subsidiaries and are secured by substantially all of our subsidiary guarantors’ assets, subject to customary exceptions.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 26, 2026, there were no borrowings outstanding under the revolving credit facility.
We incurred financing costs of about $2.4 million in connection with the revolving credit facility, which was presented as other non-current assets in our condensed consolidated balance sheets and are amortized to interest expense over the term of the facility. As of September 26, 2026, the remaining unamortized financing costs was about $2.1 million.
Note 10. Accumulated Other Comprehensive Income
Our accumulated other comprehensive income, net of tax, consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments, defined benefit obligations and available-for-sale securities.
The changes in accumulated other comprehensive income, net of tax, were as follows for the periods as presented (in millions):

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Loss on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 27, 2026	$9.6	$1.4	$(1.0)	$10.0
Other comprehensive loss, net	—	—	(3.5)	(3.5)
Ending balance as of September 26, 2026	$9.6	$1.4	$(4.5)	$6.5

	Foreign Currency Translation Adjustments, Net of Tax (1)	Defined Benefit Obligations, Net of Tax (2)	Unrealized Gain (Loss) on Available-for-Sale Securities, Net of Tax (3)	Total
Beginning balance as of June 28, 2025	$9.9	$(1.6)	$0.7	$9.0
Other comprehensive gain (loss), net	(0.3)	—	0.4	0.1
Ending balance as of September 27, 2025	$9.6	$(1.6)	$1.1	$9.1
(1) In fiscal year 2019, we established the functional currency for our worldwide operations as the U.S. dollar. Translation adjustments reported prior to December 2018 remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheets, until all or a part of the investment in the subsidiaries is sold or liquidated. In fiscal year 2023, we acquired IPG telecom transmission product lines. The functional currency of the Brazilian entities acquired as part of this acquisition was the local currency. In fiscal year 2026, we sold our Brazilian entities, and therefore, recognized the related accumulated translation adjustments to earnings.
(2) We re-evaluate the assumptions related to the fair value of our defined benefit obligations annually in the fiscal fourth quarter and make any updates as necessary.
(3) For the three months ended September 26, 2026 and September 27, 2025, our unrealized gain (loss) on available-for-sale securities is presented net of tax of $1.1 million and nil, respectively.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11. Restructuring and Related Charges
We have initiated various strategic restructuring actions primarily to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our business in response to market conditions and as a result of our acquisitions.
The following table summarizes activities of restructuring and related charges for the periods as presented (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
Balance as of beginning of period	$2.4	$2.5
Charges	—	8.3
Payments and other adjustments	(2.3)	(4.9)
Balance as of end of period	$0.1	$5.9
During the three months ended September 27, 2025, we recorded restructuring and related charges of $8.3 million related to a reduction in force during the period in order to enhance operational efficiency and realign our investments toward the most critical initiatives. No similar charges were recognized during the three months ended September 26, 2026.
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
We recorded a tax provision of $10.0 million for the three months ended September 26, 2026. Our tax provision for the three months ended September 26, 2026 includes a discrete tax benefit of $37.0 million primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the quarter.
We recorded a tax provision of $1.0 million for the three months ended September 27, 2025. Our tax provision for the three months ended September 27, 2025 includes a discrete tax benefit of $0.6 million primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the quarter and foreign return to provision differences, partially offset by the tax expense from currency re-measurement of certain tax related accounts.
Our estimated effective tax rate for the three months ended September 26, 2026 differs from the 21% U.S. statutory rate primarily due to the income tax benefits from foreign rate differential and various income tax credits, partially offset by the income tax expense from foreign income inclusions in the U.S.
We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of September 26, 2026, we maintain a valuation allowance on deferred tax assets related to U.S. federal foreign tax credit carryforwards and California research and development credit carryforwards. We also maintain a full valuation allowance on our Canada deferred tax assets, and a partial valuation allowance on our U.K. deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future. Any such change will be recognized as a component of the provision for income taxes in the period in which the change in assessment occurs.
As of September 26, 2026, we had $98.1 million of unrecognized tax benefits, which, if recognized, would affect the effective tax rate. We are subject to examination of income tax returns by various domestic and foreign tax authorities. The timing of resolution and closure of these tax examinations is highly unpredictable. Although it is possible that certain ongoing tax examinations may be concluded within the next 12 months, we cannot reasonably estimate the impact to tax expense and net income from tax examinations that could be resolved or closed within the next 12 months. Subject to audit timing and uncertainty, we expect the amount of unrecognized tax benefit that would become recognized due to expiration of the statute of limitations and affect the effective tax rate to decrease by $3.7 million over the next 12 months.

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
As of September 26, 2026, we had 2.5 million shares subject to stock options, RSUs, RSAs, and PSUs issued and outstanding under the Equity Incentive Plans. RSUs and PSUs are performance-based, market-based and time-based or any combination thereof and are expected to vest within four years. As of September 26, 2026, 3.0 million shares of common stock under the Equity Incentive Plans were available for grant.
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
During the three months ended September 26, 2026, our board of directors approved grants of 0.3 million RSUs, which primarily vest over three years. The fair value of these grants is based on the closing market price of our common stock on the grant date.
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
During the three months ended September 26, 2026, our board of directors granted approximately 0.1 million PSUs to certain executive officers and senior management. Approximately 50% of these PSUs have an aggregate grant date fair value of $28.0 million and will vest subject to the achievement of earnings per share targets, as well as service conditions, over three years. The number of shares may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. The remaining 50% have an aggregate grant date fair value of $37.5 million and will vest subject to the achievement of our total shareholder return (or “TSR”) relative to specified peer group, as well as service conditions, over three years. The number of shares that ultimately vest may be increased or decreased based on the results of these measurement targets ranging between 0% and 200% in accordance with the terms established at the date of grant. We estimated the grant date fair value of these PSU awards using a Monte-Carlo simulation model, which was calculated at $1,358.89 per share.

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
Employee Stock Purchase Plan
Our ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a 15% purchase price discount as well as a 6-month look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP will terminate upon the date on which all shares available for issuance have been sold. We estimate the fair value of the ESPP shares on the date of grant using the Black-Scholes option-pricing model. Of the 3.0 million shares authorized under the ESPP, 0.3 million shares remained available for issuance as of September 26, 2026.
Stock-Based Compensation
The impact on our results of operations of recording stock-based compensation by function for the periods presented was as follows (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
Cost of sales	$6.9	$8.5
Research and development	100.0	10.3
Selling, general and administrative	25.6	23.6
Total stock-based compensation	$132.5	$42.4
Our stock-based compensation by equity awards for the periods presented were as follows (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
RSUs	$47.3	$25.6
AIP PSUs	—	4.8
TSR PSUs	33.0	2.9
Other PSUs	51.5	9.9
Total PSUs	84.5	17.6
Options	1.0	1.6
ESPP	2.5	1.6
Sub-total	135.3	46.4
Change in stock-based compensation capitalized to inventory	(2.8)	(4.0)
Total stock-based compensation	$132.5	$42.4
During the three months ended September 26, 2026 and September 27, 2025, we recorded $84.5 million and $17.6 million of stock-based compensation related to PSUs, respectively. The amount of stock-based compensation expense recognized in any one period related to PSUs with performance-based conditions can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation expense would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In July 2026, we announced the retirement of an executive officer. The executive officer agreed to provide consulting services to us for a two-year period following his retirement. In exchange for those services, his outstanding equity awards will continue to vest during the consulting term in accordance with the existing vesting schedules, provided the executive officer remains a service provider to us. In accordance with ASC 718, Compensation - Stock Compensation, we accounted for the change as a modification resulting in acceleration of $89.4 million of stock-based compensation out of the total $132.5 million stock-based compensation recorded during the three months ended September 26, 2026.
Total income tax benefit associated with stock-based compensation recognized in our condensed consolidated statements of operations during the periods presented was as follows (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
Income tax benefit associated with stock-based compensation	$69.0	$8.0
Approximately $12.4 million and $9.6 million of stock-based compensation was capitalized to inventory as of September 26, 2026 and June 27, 2026, respectively.
The table below summarizes the unrecognized stock-based compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of September 26, 2026:

	Unrecognized stock-based compensation (in millions)	Weighted-average period (in years)
RSUs	$357.6	1.9
PSUs	142.7	2.5
Stock options	0.4	0.1
ESPP	1.4	0.1
Stock Award Activity
The following table summarizes our award activities for the three months ended September 26, 2026 (in millions):

	Stock Options		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance as of June 27, 2026	0.2	$8.1	2.0	$114.6	0.8	$84.0
Granted	—	—	0.3	883.4	0.1	284.9
Vested/Exercised	(0.1)	8.0	(0.6)	93.3	(0.2)	51.7
Canceled/Forfeited	—	—	0.0	159.1	0.0	65.1
Balance as of September 26, 2026	0.1	$8.0	1.7	$250.5	0.7	$153.6
A summary of awards available for grant is as follows (in millions):

Awards Available for Grant
Balance as of June 27, 2026	3.4
Granted	(0.4)
Balance as of September 26, 2026	3.0

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Employee Stock Purchase Plan Activity
The ESPP expense for the three months ended September 26, 2026 and September 27, 2025 was $2.5 million and $1.6 million, respectively. The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period.
During the three months ended September 26, 2026 and September 27, 2025, there were no shares issued to employees through the ESPP for both periods.
Note 14. Commitments and Contingencies
Purchase Obligations
Our purchase obligations of $2,948.9 million as of September 26, 2026 represent legally binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
The following table presents the changes in our warranty reserve for the periods presented (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
Balance as of beginning of period	$24.7	$14.4
Provision for warranty	5.7	2.8
Utilization of reserve, net	(6.3)	(4.1)
Balance as of end of period	$24.1	$13.1

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
Legal Proceedings
We are subject to a variety of claims and suits that arise from time-to-time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations or statements of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. As of September 26, 2026, the accrual for expected settlement of litigation matters was not material.
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
In March 2025, we completed a sale of net assets located in an entity in Shenzhen, China. As a result, we reclassified a $21.4 million unrecognized tax position to other non-current liabilities in the consolidated balance sheets for an indemnification liability related to the sale of certain assets. Refer to “Note 7. Balance Sheet Details” for further details. We did not have any other material indemnification claims that were probable or reasonably possible.

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
Note 15. Operating Segments and Geographic Information
We operate in one reportable segment as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The CODM assesses performance and allocates resources based on condensed consolidated net income from our condensed consolidated statements of operations. This metric is used to set budgets, evaluate performance, review actual results, and determine whether to reinvest profits, pursue acquisitions, or make other capital management decisions. Segment expenses are reflected in our condensed consolidated statements of operations and cash flows, while segment assets are measured through the consolidated assets on the condensed consolidated balance sheets.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue based on customer shipping locations (in millions, except percentage data):

	Three Months Ended
	September 26, 2026		September 27, 2025
	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$297.4	23.6%	$93.7	17.6%
Mexico	230.8	18.3	73.6	13.8
Other Americas	1.1	0.1	8.6	1.6
Total Americas	$529.3	42.0%	$175.9	33.0%

Asia-Pacific:
Hong Kong	$187.1	14.8%	$92.9	17.4%
Thailand	227.5	18.0	109.1	20.4
China	162.0	12.8	49.3	9.2
Japan	39.0	3.1	21.0	3.9
Other Asia-Pacific	69.9	5.5	49.4	9.3
Total Asia-Pacific	$685.5	54.2%	$321.7	60.2%

EMEA	$47.8	3.8%	$36.2	6.8%

Total net revenue	$1,262.6	100.0%	$533.8	100.0%
During the three months ended September 26, 2026, two end customers individually accounted for 37% and 11% of our total net revenue, respectively. During the three months ended September 27, 2025, two end customers individually accounted for 22% and 21% of our total net revenue, respectively. We had no other end customers that represented 10% or greater of our total net revenue for the respective periods.
As of September 26, 2026, three customers individually accounted for 33.4%, 13.7%, and 11.3% of gross accounts receivable, including accrued accounts receivable, respectively. As of June 27, 2026, two customers individually accounted for 30.4% and 10.7% of gross accounts receivable, respectively. We had no other customers that represented 10% or greater of our gross accounts receivable for the respective periods.

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

	September 26, 2026	June 27, 2026
Property, plant and equipment, net
United States	$191.0	$153.0
Thailand	609.6	450.6
Japan	251.7	232.1
United Kingdom	153.6	139.1
China	149.7	129.9
Other countries	54.8	54.4
Total property, plant and equipment, net	$1,410.4	$1,159.1
We purchase a portion of our inventory from contract manufacturers that are located primarily in Thailand, Taiwan, and Malaysia. During the three months ended September 26, 2026 and September 27, 2025, our net inventory purchases from a single contract manufacturer that represented 10% or greater of our total net inventory purchases were concentrated with one contract manufacturer, who accounted for 14% and 20% of the total net inventory purchases, respectively.
Note 16. Revenue Recognition
Disaggregation of Revenue
We disaggregate revenue by type of products and by geography. We do not present other levels of disaggregation, such as by customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
The table below discloses our total net revenue by type of product (in millions, except percentage data):

	Three Months Ended
	September 26, 2026		September 27, 2025
	Amount	% of Total	Amount	% of Total
Components	754.2	59.7%	379.2	71.0%
Systems	508.4	40.3%	154.6	29.0%
Net revenue	$1,262.6	100.0%	$533.8	100.0%
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

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table reflects the changes in contract balances for the periods presented (in millions, except percentages):

Contract balances	Balance sheet location	September 26, 2026	June 27, 2026	Change	Percentage Change
Accounts receivable, net	Accounts receivable, net	$625.7	$520.3	$105.4	20.3%
Accrued accounts receivable (1)	Accrued accounts receivable	$100.0	$—	$100.0	n/a
Deferred revenue and customer deposits – current (2)	Other current liabilities	$12.2	$15.4	$(3.2)	(20.8)%
Deferred revenue and customer deposits – non-current (1)	Other non-current liabilities	$109.5	$1.4	$108.1	7,721.4%
(1) The outstanding amounts as of September 26, 2026 includes $100.0 million of contract liability to certain customer. Refer to “Accrued Accounts Receivable” section in “Note 7. Balance Sheet Details” for further details.
(2) We recorded the total $9.9 million of below-market contract liability related to our acquisition of a business in March 2026 in our condensed consolidated balance sheets, which will be amortized and recorded as revenue over the term of the supply agreement. During the three months ended September 26, 2026, we have recognized approximately $1.9 million of this amount to revenue. The remaining balance of about $5.7 million was recorded as other current liabilities in our condensed consolidated balance sheets as of September 26, 2026. Refer to “Note 4. Business Combinations” for details.

LUMENTUM HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 17. Subsequent Event
As further described in our Current Report on Form 8-K filed on November 2, 2026, on November 1, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marvell Technology, Inc. (“Marvell”), Java Merger Sub, Inc., a wholly owned subsidiary of Marvell (“Merger Sub I”), and Java Merger Sub II, Inc., a wholly owned subsidiary of Marvell (“Merger Sub II”). Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub I will merge and into us (the “First Merger”), with us continuing as the surviving corporation and as a wholly owned subsidiary of Marvell. Promptly following the effective time of the First Merger (the “Effective Time”), we will merge with and into Merger Sub II (collectively with the First Merger, the “Merger”), with Merger Sub II continuing as the surviving corporation.
At the Effective Time, each share of our common stock, par value $0.001 per share (“Common Stock”), that is issued and outstanding immediately prior to the Effective Time, subject to certain exceptions in the Merger Agreement, will be converted into the right to receive 4.500 shares of Marvell’s common stock, par value $0.002 per share of Marvell (“Marvell Common Stock,” and such ratio, the “Exchange Ratio”), with cash in lieu of fractional shares of Marvell Common Stock payable in accordance with the Merger Agreement.
At the Effective Time, each share of our preferred stock, par value $0.001 per share, designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time, subject to certain exceptions in the Merger Agreement, will be converted into the right to receive a number of shares of Marvell Common Stock equal to the product of (a) the number of shares of Common Stock into which such share of our Series A Preferred Stock is convertible pursuant to its terms as of immediately prior to the Effective Time, and (b) the Exchange Ratio, with cash in lieu of fractional shares of Marvell Common Stock payable in accordance with the Merger Agreement (the “Preferred Common Stock Merger Consideration”).
However, if a holder of shares of Series A Preferred Stock makes an election in accordance with the terms of the Merger Agreement to receive the merger consideration in the form of Series B Convertible Preferred Stock, par value $0.002 per share, of Marvell (“Marvell Series B Preferred Stock”), then each share of Series A Preferred Stock held by such holder immediately prior to the Effective Time will instead be converted into the right to receive one share of Marvell Series B Preferred Stock. The Marvell Series B Preferred Stock is intended to have the same terms and rights as our Series A Preferred Stock, except that each share is convertible for the Preferred Common Stock Merger Consideration.
The completion of the Merger is subject to customary conditions, including, among others, adoption of the Merger Agreement by our stockholders, approval of the share issuance and charter amendment by Marvell’s stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other required regulatory approvals. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Marvell a termination fee of $2.9 billion, and Marvell may be required to pay us termination fee of $5.8 billion or a regulatory termination fee of $3.2 billion.

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

Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to, among other things, our proposed Merger with Marvell, our markets and industry, products and strategy, the impact of import and export regulation changes, the expected benefits of our acquisitions, macroeconomic conditions, including supply chain conditions and inventory management by our customers, instability and uncertainty in the banking and financial services markets, and tightening credit markets on our business and results of operations, sales, gross margins, operating expenses, capital expenditures and requirements, liquidity, product development and research and development efforts, manufacturing plans, litigation, effective tax rates and tax reserves, our corporate and financial reporting structure, our plans for growth and innovation, our expectations regarding U.S.-China relations, international trade regulation and restrictions (including tariffs, duties, and export controls to be implemented by the U.S. and other countries), market and regulatory conditions, trends and uncertainties in our business and financial results, and are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” “contemplate,” “predict,” “potential” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A of this Quarterly Report and Part I, Item IA of our Annual Report on Form 10-K for the year ended June 27, 2026. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Operating Segment Information
We operate in one reportable segment as a single, integrated enterprise, with a unified management team overseeing operations across the entire company, rather than through discrete operating segments. The chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented as a single enterprise for purposes of allocating resources and evaluating financial performance.
The CODM assesses performance and allocates resources based on condensed consolidated net income from our condensed consolidated statements of operations. This metric is used to set budgets, evaluate performance, review actual results, and determine whether to reinvest profits, pursue acquisitions, or make other capital management decisions. Segment expenses are reflected in our condensed consolidated statements of operations and cash flows, while segment assets are measured through the consolidated assets on the condensed consolidated balance sheets.
Industry Conditions
Through fiscal year 2024, we experienced significant fluctuations in demand as customers delayed projected shipments or built up inventory in response to supply shortages and then brought down inventories as supply chain constraints eased. Our revenue fluctuated in response to these changes in demand and our margins were adversely impacted as we were not able to fully recover costs, such as underutilized manufacturing capacity. However, beginning in the first quarter of fiscal year 2025, network equipment manufacturers normalized inventory levels; and since then, we have seen increasing demand from AI and cloud customers as they continue to expand their data centers, driven in part by the continued advances in cloud and AI infrastructure. This demand is outpacing our current supply, which has required us to make decisions on supply allocation. We are investing in manufacturing capacity, both internally and with contract manufacturers, to address increased demand.
Our supply chain is complex, and we need to manage long-term supply of certain components required to build our products while confronted with fluctuating demand from our customers. From time to time, we experience logistics and supply chain issues and shortages of the types of components we and our customers require in our products, and when we experience these shortages, we have had to incur incremental supply and procurement costs in order to increase our ability to fulfill demands from our customers or make allocation decisions, which may harm our relationships with our customers.
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
•Revenue Recognition
•Income Taxes
•Business Combinations
•Goodwill and Intangible Assets - Impairment Assessment
Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 27, 2026 provides a complete discussion of our critical accounting policies and estimates. There have been no significant changes to these policies during the three months ended September 26, 2026.
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

Results of Operations
The results of operations for the periods presented are not necessarily indicative of results to be expected for future periods. The following table summarizes selected unaudited condensed consolidated statements of operations items as a percentage of net revenue:

	Three Months Ended
	September 26, 2026	September 27, 2025
Net revenue by type of products:
Components	59.7%	71.0%
Systems	40.3	29.0
Net revenue	100.0	100.0
Cost of sales	47.5	62.3
Amortization of acquired developed intangibles	1.5	3.7
Gross profit	51.0	34.0
Operating expenses:
Research and development	15.2	15.2
Selling, general and administrative	7.9	15.9
Restructuring and related charges	—	1.6
Gain on sale of business, net	(0.6)	—
Total operating expenses	22.5	32.7
Income from operations	28.5	1.3
Other income (expense), net:
Interest expense	(0.2)	(1.1)
Interest and other income, net	1.0	0.8
Total other income (expense), net	0.8	(0.3)
Income before income taxes	29.3	1.0
Income tax provision	0.8	0.2
Net income	28.5%	0.8%

Financial data for the three months ended September 26, 2026
The following table summarizes selected unaudited condensed consolidated statements of operations items for the periods presented (in millions, except for percentages):

	Three Months Ended
	September 26, 2026	September 27, 2025	Change	Percentage Change
Net revenue by type of products:
Components	$754.2	$379.2	$375.0	98.9%
Systems	508.4	154.6	353.8	228.8%
Net revenue	$1,262.6	$533.8	$728.8	136.5%

Gross profit	$644.0	$181.5	$462.5	254.8%
Gross margin	51.0%	34.0%

Research and development	$191.8	$81.4	$110.4	135.6%
Percentage of net revenue	15.2%	15.2%

Selling, general and administrative	$99.3	$85.1	$14.2	16.7%
Percentage of net revenue	7.9%	15.9%

Restructuring and related charges	$—	$8.3	$(8.3)	n/a
Percentage of net revenue	n/a	1.6%

Gain on sale of business, net	$(6.9)	$—	$(6.9)	n/a
Percentage of net revenue	(0.6)%	n/a

Net Revenue
Net revenue increased by $728.8 million, or 136.5%, during the three months ended September 26, 2026 compared to the three months ended September 27, 2025, driven by a $375.0 million increase in Components products and $353.8 million increase in Systems products.
The Components products net revenue growth was primarily driven by the ramp of laser chip and laser assembly product shipment, which represent 66% of the total growth to support strong, broad-based demand across intra-data center, data center interconnect, and long-haul applications. The remaining 34% of Components net revenue growth was primarily due to an increase in shipment volume of data transport products, encompassing line subsystems solutions for long-haul terrestrial networks and charge pump products used in undersea network installations.
The Systems products net revenue growth was primarily driven by our cloud transceiver product lines which increased by more than 266% due to an increase in shipment volume. We also continued the ramp of optical circuit switch shipments, which contributed more than $108.0 million of revenue during the three months ended September 26, 2026 and we remain on track for manufacturing expansion over the coming quarters to support future growth.
During the three months ended September 26, 2026, two end customers individually accounted for 37% and 11% of our total net revenue, respectively. During the three months ended September 27, 2025, two end customers individually accounted for 22% and 21% of our total net revenue, respectively. We had no other end customers that represented 10% or greater of our total net revenue for the respective periods.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that generally represented 10% or more of our total net revenue based on customer shipping locations (in millions, except percentage data):

	Three Months Ended
	September 26, 2026		September 27, 2025
	Amount	% of Total	Amount	% of Total
Net revenue:
Americas:
United States	$297.4	23.6%	$93.7	17.6%
Mexico	230.8	18.3	73.6	13.8
Other Americas	1.1	0.1	8.6	1.6
Total Americas	$529.3	42.0%	$175.9	33.0%

Asia-Pacific:
Hong Kong	$187.1	14.8%	$92.9	17.4%
Thailand	227.5	18.0	109.1	20.4
China	162.0	12.8	49.3	9.2
Japan	39.0	3.1	21.0	3.9
Other Asia-Pacific	69.9	5.5	49.4	9.3
Total Asia-Pacific	$685.5	54.2%	$321.7	60.2%

EMEA	$47.8	3.8%	$36.2	6.8%

Total net revenue	$1,262.6	100.0%	$533.8	100.0%

For the three months ended September 26, 2026, net revenue from customers outside the United States, based on customer shipping locations, represented 76.4% of net revenue.
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
Gross Margin
Gross margin for the three months ended September 26, 2026 increased to 51.0% from 34.0% for the three months ended September 27, 2025, primarily driven by higher revenue from our laser chip, laser assembly, and data transport products as well as our cloud transceiver product lines and optical circuit switch products. Approximately 42% of the gross margin dollar increase was driven by lower manufacturing costs as a percentage of revenue, primarily due to higher internal factory utilization. Additionally, 45% of the gross margin increase was driven by a mix shift to higher margin products. The remaining 13% increase in gross margin relates to the decrease in amortization of acquired intangibles.
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
Research and Development (“R&D”)
R&D expense increased by $110.4 million, or 135.6% during the three months ended September 26, 2026 compared to the three months ended September 27, 2025, primarily due to an $89.7 million increase in stock-based compensation expense driven by equity award modification associated with the retirement of a certain executive announced during the quarter, $10.7 million increase in payroll related expenses and benefits primarily driven by higher headcount and equity-related taxes, and an $8.6 million increase in charges related to R&D programs.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that we believe will further differentiate us in the marketplace.
Selling, General and Administrative (“SG&A”)
SG&A expense increased by $14.2 million, or 16.7%, during the three months ended September 26, 2026 compared to the three months ended September 27, 2025, primarily due to a $12.4 million increase in payroll related expenses and benefits primarily driven by higher headcount and equity-related taxes, and a $2.0 million increase in stock-based compensation.
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
During the three months ended September 26, 2026, we did not record any restructuring and related charges compared to $8.3 million of restructuring and related charges for the three months ended September 27, 2025 related to a reduction in force in order to enhance operational efficiency and realign our investments toward the most critical initiatives.

Interest Expense
Interest expense is primarily driven by interest on our convertible notes and term loans. During the three months ended September 26, 2026 and September 27, 2025, we recorded interest expense of $2.4 million and $5.7 million, respectively. The decrease in interest expense for the three months ended September 26, 2026 was primarily due to the early conversion of the 2026 Notes, 2028 Notes and 2029 Notes in the first quarter of fiscal year 2027 and fiscal year 2026 as well as the equitization of a portion of those Notes in fiscal year 2026, offset in part by the interest expense from the 2032 Notes issued in September 2025. Interest expense also includes the amortization of the debt issuance costs of our convertible notes.
Interest and Other Income, Net
The components of other income, net are as follows (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
Foreign exchange (losses) gains, net	$(6.7)	$1.5
Interest and investment income, net	20.4	8.6
Inducement expense and others	(0.8)	(5.9)
Total other income, net	$12.9	$4.2
Other income, net for the three months ended September 26, 2026 increased by $8.7 million compared to the three months ended September 27, 2025 primarily due to an increase of $11.8 million in interest and investment income driven by the $2.0 billion proceeds from issuance of Series A Convertible Preferred Stock in fiscal year 2026, which was invested in money market funds. In addition, there was no inducement expense in the three months ended September 26, 2026 compared to $5.9 million in the three months ended September 27, 2025 related to the partial repurchase of 2026 Notes. These were offset in part by an increase in net foreign exchange losses of $8.2 million as the U.S. dollar weakened against the underlying currencies for certain of our liabilities, including term loans.

Provision for Income Taxes
The following table summarizes provision for income taxes for the periods presented (in millions):

	Three Months Ended
	September 26, 2026	September 27, 2025
Income tax provision	$10.0	$1.0
We recorded a tax provision of $10.0 million and $1.0 million for the three months ended September 26, 2026 and September 27, 2025, respectively. Our tax provision for the three months ended September 26, 2026 includes a discrete tax benefit of 37.0 million primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the quarter. Our tax provision for the three months ended September 27, 2025 includes a discrete tax benefit of $0.6 million primarily related to the tax benefit from a windfall in connection with stock-based compensation vested during the quarter and foreign return to provision differences, partially offset by the tax expense from currency re-measurement of certain tax related accounts.
Our estimated effective tax rate for the three months ended September 26, 2026 differs from the 21% U.S. statutory rate primarily due to the income tax benefits from foreign rate differential and various income tax credits, partially offset by the income tax expense from foreign income inclusions in the U.S.

We regularly assess our ability to realize our deferred tax assets on a quarterly basis and will establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. As of September 26, 2026, we maintain a valuation allowance on deferred tax assets related to U.S. federal foreign tax credit carryforwards and California research and development credit carryforwards. We also maintain a full valuation allowance on our Canada deferred tax assets, and a partial valuation allowance on our U.K. deferred tax assets. We will continue to assess the need for a valuation allowance against our remaining deferred tax assets and may increase or decrease our valuation allowance materially in the future. Any such change will be recognized as a component of the provision for income taxes in the period in which the change in assessment occurs.
Our provision for income taxes may be impacted by changes in the geographic mix of earnings, acquisitions, changes in the realizability of deferred tax assets, changes in our uncertain tax positions, the results of income tax audits, settlements with tax authorities, the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, and changes in tax laws and regulations. It is also possible that significant negative or positive evidence may become available that causes us to change our conclusion regarding whether a valuation allowance is needed on certain of our deferred tax assets, which would affect our income tax provision in the period of such change.
We also evaluate changes to regulations and requirements in the international jurisdictions where we conduct our business. For additional information, refer to Part II Item 1A “Risk Factors”.
Financial Condition
Liquidity and Capital Resources
As of September 26, 2026 and June 27, 2026, our cash and cash equivalents were $1,272.2 million and $2,043.5 million, respectively. As of September 26, 2026 and June 27, 2026, our short-term investments of $707.4 million and $694.9 million, respectively, were all held in the United States. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy provide for diversification of investments and is focused on the preservation of capital and supporting our liquidity requirements.
The total amount of cash held by the non-United States entities as of September 26, 2026 and June 27, 2026 was $426.9 million and $417.9 million, respectively, which was primarily held by entities incorporated in the United Kingdom, Japan, Hong Kong, China, Switzerland, and Thailand. Although cash currently held in the United States, as well as cash generated in the United States from future operations, is expected to cover our normal operating requirements, a substantial amount of additional cash could be required for other purposes, such as capital expenditures to support our business and growth, including costs associated with increasing internal and external manufacturing capabilities, strategic transactions and partnerships, and future acquisitions.
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

Liquidity and Capital Resources Requirements
We believe that our cash and cash equivalents as of September 26, 2026, available borrowing capacity under our Credit Agreement, and cash flows from our operating activities will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months from the issuance of our financial statements for the first quarter of our fiscal year 2027.
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

Contractual Obligations
The following table summarizes our contractual obligations as of September 26, 2026, and the effect such obligations are expected to have on our liquidity and cash flow (in millions):

	Payments Due
	Total	Less Than 1 Year	More Than 1 Year
Contractual Obligations
Asset retirement obligations	$9.1	$0.1	$9.0
Operating lease liabilities, including imputed interest (1)	32.5	14.8	17.7
Pension plan contributions (2)	1.8	1.8	—
Purchase obligations (3)	2,948.9	2,199.1	749.8
Term loans - principal (5)	90.8	51.5	39.3
Term loans - interest (5)	1.0	0.5	0.5
Convertible notes - principal (4)	1,317.5	4.2	1,313.3
Convertible notes - interest (4)	27.6	5.2	22.4
Others	145.6	37.8	107.8
Total	$4,574.8	$2,315.0	$2,259.8
(1) The amounts of operating lease liabilities do not include any sublease income nor do they include payments for short-term leases or variable lease payments. As of September 26, 2026, we expect to receive sublease income of approximately $4.6 million over the remaining sublease periods.
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
(4) The amounts related to convertible notes include principal and interest on our 0.50% Convertible Senior Notes due 2026 (the “2026 Notes”), principal and interest on our 0.50% Convertible Senior Notes due 2028 (the “2028 Notes”), principal and interest on our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”), and principal and interest on our 0.375% Convertible Senior Notes due 2032 (the “2032 Notes”). The 2026 Notes have a maturity date of December 15, 2026, the 2028 Notes have a maturity date of June 15, 2028, the 2029 Notes have a maturity date of December 15, 2029, and the 2032 Notes have a maturity date of March 15, 2032. The principal balances of our convertible notes are reflected in the payment periods in the table above based on their respective contractual maturities, which may be accelerated if the holders elect to convert the notes prior to maturity. The principal amounts of all of our outstanding convertible notes must be settled in cash. The actual cash settlement may be higher if we decide to settle the conversion value in excess of the principal amounts in cash, rather than issuing shares of common stock. Refer to “Note 9. Debt” for further details.
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

Indebtedness
The carrying amounts and estimated fair values of the convertible notes are as follows for the periods presented (in millions):

	September 26, 2026		June 27, 2026
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2032 Notes	$1,256.4	$6,438.4	$1,256.1	$5,411.1
2029 Notes	27.1	368.1	54.7	640.2
2028 Notes	21.1	151.0	179.1	1,108.7
2026 Notes	4.2	40.0	54.7	447.2
	$1,308.8	$6,997.5	$1,544.6	$7,607.2
The table below summarizes the applicable conversion price and the equivalent 130% of the conversion price of each series of Notes (per share amount):

	Conversion Price (1)	130% of Conversion Price (1)
2032 Notes	$187.77	$244.10
2029 Notes	69.54	90.40
2028 Notes	131.03	170.34
2026 Notes	99.29	129.08
(1) Since the closing price of our stock continued to be at least 130% of the applicable conversion price for each series of Notes for 20 of the last 30 trading days of our first quarter of fiscal year 2027, all of our Notes remain convertible at the option of the holders during the second quarter of fiscal year 2027. The outstanding Notes are recorded as current portion of long-term debt, which is presented as current liabilities in our condensed consolidated balance sheets as of September 26, 2026 and June 27, 2026, net of unamortized debt issuance costs. If the Notes are converted by holders, we are required to satisfy our conversion obligations with respect to each series of converted Notes by paying cash equal to the principal amounts of such series of converted Notes and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election, with respect to any conversion value in excess thereof.
As of October 30, 2026, we have received early conversion requests totaling $779.9 million aggregate principal amount of the Notes (or the “Converted Notes”), which principal amount will be settled in cash and the conversion value in excess thereof will be settled in cash, shares of common stock, or a combination of cash and shares of common stock, at our election, in accordance with Indenture governing the applicable series of Converted Notes. As of September 26, 2026 and June 27, 2026, the aggregate cumulative principal amount of the Converted Notes settled in cash was $756.2 million and $519.4 million, respectively. We accounted for these conversions in accordance with ASC 470-20 Debt with Conversion and Other Options wherein the carrying amount of the Converted Notes, including any unamortized issuance costs, forfeited interest, and cash transferred are recognized in additional paid-in capital account to reflect the shares issued and no gain or loss is recognized.
The principal amount outstanding of our SMBC Term Loans and the Mizuho Term Loan, collectively referred to as Japan Term Loans, are as follows for the periods presented (in millions):

	September 26, 2026			June 27, 2026
	Short-term	Long-term	Total	Short-term	Long-term	Total
SMBC Term Loans	$45.8	$27.8	$73.6	$46.8	$28.0	$74.8
Mizuho Term Loan	5.7	11.5	17.2	5.5	12.5	18.0
Total	$51.5	$39.3	$90.8	$52.3	$40.5	$92.8
The short-term portion of the Japan Term Loans is recorded as current liabilities while the long-term portion is recorded as long-term debt in our condensed consolidated balance sheets.

On December 19, 2025, we entered into a Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. As of September 26, 2026, there were no borrowings outstanding under the revolving credit facility. For additional information regarding the Credit Agreement, refer to “Note 9. Debt”, in the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. For additional information, refer to “Part II. Item 1A. Risk Factors”.
Unrecognized Tax Benefits
As of September 26, 2026 and June 27, 2026, our other non-current liabilities include unrecognized tax benefit for uncertain tax positions of $89.4 million and $67.2 million, respectively. We are unable to reliably estimate the timing of future payments related to uncertain tax positions.
Cash Flows
Our balance of cash and cash equivalents decreased by $771.3 million from $2,043.5 million as of June 27, 2026 to $1,272.2 million as of September 26, 2026. The decrease in cash and cash equivalents during the three months ended September 26, 2026 was due to cash used in financing activities of $804.4 million and cash used in investing activities of $234.6 million, offset by cash from operating activities of $267.7 million.
Operating Cash Flow
Cash from operating activities was $267.7 million during the three months ended September 26, 2026, which primarily reflects a net income of $360.3 million and non-cash items of $208.6 million, partially offset by changes in operating assets and liabilities of $301.2 million. Changes in operating assets and liabilities were primarily driven by a $105.4 million increase in accounts receivable mainly driven by higher revenue, a $114.2 million increase in inventories driven by inventory builds to support market demand and a $114.2 million increase in prepayments and other current and non-current assets primarily driven by increase in value-added-tax receivables due to higher capital expenditures and inventory purchases and inventory-related prepayments with certain suppliers, a $78.8 million decrease in income tax liabilities primarily due to income tax payments, and a $13.6 million decrease in accrued payroll and related expenses mainly driven by payments of employee cash bonuses, offset by an $87.0 million increase in accounts payable primarily due to higher inventory purchases and capital expenditures, and a $38.5 million increase in accrued expenses and other current and non-current liabilities driven by contractual liabilities.
Cash from operating activities was $57.9 million during the three months ended September 27, 2025, which primarily reflects a net income of $4.2 million and non-cash items of $108.3 million, offset by changes in operating assets and liabilities of $54.6 million. Changes in operating assets and liabilities were primarily driven by a $28.8 million increase in accounts payable primarily due to higher inventory purchases and capital expenditures, an $11.4 million increase in accrued payroll and related expenses mainly driven by our accrual on employee cash bonuses, outstanding payroll taxes related to stock-based compensation and ESPP contribution, and a $24.8 million increase in accrued expenses and other current and non-current liabilities driven by contractual liabilities, accrued interest on convertible notes and provision for non-cancellable commitments, offset by a $56.9 million increase in accounts receivable mainly driven by higher revenue, and a $57.5 million increase in inventories driven by inventory builds to support market demand.
Investing Cash Flow
Cash used in investing activities of $234.6 million during the three months ended September 26, 2026 was attributable to $229.8 million of capital expenditures, $16.3 million of net payments from sales or maturities of short-term investments, and a $5.0 million purchase of an investment, offset by $10.9 million of net proceeds from the sale of a business, and $5.6 million of proceeds from sale of assets.
Cash used in investing activities of $67.8 million during the three months ended September 27, 2025 was attributable to $76.2 million of capital expenditures, offset by $8.4 million of net proceeds from sales or maturities of short-term investments.

Financing Cash Flow
Cash used in financing activities of $804.4 million during the three months ended September 26, 2026 was attributable to $493.3 million of payments for Notes conversions, $306.9 million of tax payments related to net share settlement of restricted stock, and $4.7 million of principal payments on term loans, offset by $0.5 million of proceeds from employee stock plans.
Cash from financing activities of $262.1 million during the three months ended September 27, 2025 was attributable to $1,255.7 million of net proceeds from the issuance of 2032 Notes and $1.5 million of proceeds from employee stock plans, offset by $843.1 million of payments for partial repurchase of the 2026 Notes, $102.0 million of payments for the 2032 Capped Call Options, $47.4 million of tax payments related to net share settlement of restricted stock, and $2.6 million of principal payments on term loans.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We conduct our business and sell our products to customers primarily in Asia, Europe, and North America. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and foreign currencies, we recorded a net foreign exchange loss of $6.7 million and a net foreign exchange gain of $1.5 million in the condensed consolidated statements of operations for the three months ended September 26, 2026 and September 27, 2025, respectively.
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
We issued the 2032 Notes in September 2025, 2029 Notes in June 2023, the 2028 Notes in March 2022 and the 2026 Notes in December 2019. As of September 26, 2026, the aggregate principal amounts of the 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes were $1,265.0 million, $27.2 million, $21.1 million, and $4.2 million, respectively, and bear interest at a rate of 0.375%, 1.50%, 0.50% and 0.50% per year, respectively. Since the convertible notes bear interest at fixed rates, we have no financial statement risk associated with changes in market interest rates. However, the potential value of the shares to be distributed to the holders of our convertible notes changes when the market price of our stock fluctuates. The 2032 Notes, 2029 Notes, 2028 Notes and 2026 Notes will mature on March 15, 2032, December 15, 2029, June 15, 2028 and December 15, 2026, respectively, unless earlier repurchased by us or converted pursuant to their terms, at a conversion price of approximately $187.77 per share for the 2032 Notes, $69.54 per share for the 2029 Notes, $131.03 per share for the 2028 Notes and $99.29 per share for the 2026 Notes.
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
Interest Rate Fluctuation Risk
As of September 26, 2026, we had cash, cash equivalents, and short-term investments of $1,979.6 million. Cash equivalents and short-term investments are primarily comprised of money market funds, treasuries, agencies, high quality investment grade fixed income securities, certificates of deposit, and commercial paper. Our investment policy and strategy is focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. As of September 26, 2026, the weighted-average life of our investment portfolio was approximately twelve months.

Our fixed-income portfolio is subject to fluctuations in interest rates, which could affect our results of operations. Based on our investment portfolio balance as of September 26, 2026, a hypothetical increase or decrease in interest rates of 1% (100 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $7.4 million, and a hypothetical increase or decrease in interest rates of 0.50% (50 basis points) would have resulted in a decrease or an increase in the fair value of our portfolio of approximately $3.7 million.
On December 19, 2025, we entered into a Credit Agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $400.0 million, including a $23.0 million sublimit for the issuance of letters of credit. At our option, borrowings bear interest at a variable rate tied to either a base rate or a term Secured Overnight Financing Rate, plus, in each case, a margin based on our secured net leverage ratio. Consequently, our interest expense could fluctuate due to the variable interest rates applicable to any borrowing under the Credit Agreement. As of September 26, 2026, there were no borrowings outstanding under the Credit Agreement.
Bank Liquidity Risk
As of September 26, 2026, we had approximately $489.2 million of unrestricted cash (excluding cash equivalents) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and if they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses to date and have had full access to our operating accounts. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term. The value of our investment portfolio could also be impacted if we hold debt instruments which were issued by any institutions that fail or become illiquid. Our ability to obtain raw materials for our supply chain and collections of cash from sales may be unduly impacted if any of our vendors or customers are affected by illiquidity events.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, as of September 26, 2026, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 27, 2026, other than the addition of the following risk factors:
Risks Related to Our Business
New or expanded FCC restrictions could adversely affect our business and results of operations.
The Federal Communications Commission (“FCC”) maintains a “Covered List” of communications equipment and services deemed to pose an unacceptable risk to U.S. national security or the safety and security of U.S. persons. FCC rules restrict authorization, importation, marketing and sale of certain listed equipment. The FCC is reportedly considering adding optical transceivers to the Covered List; however, no final rule specifically addressing optical transceivers has been issued. As such, timing and scope of any final rule remains uncertain. If optical transceivers or other Lumentum products are made subject to these or similar restrictions, this could affect our ability to manufacture or source certain products or components outside the United States, including without limitation optical transceivers. These restrictions could limit our ability to obtain or maintain required authorizations or to import, market or sell affected products in the United States. Restrictions affecting products sold by our suppliers or customers could also disrupt our supply chain or reduce demand. We may need to redesign products, qualify alternative components or suppliers, or modify our manufacturing or supply chain, increasing costs, delaying deliveries or reducing margins. These restrictions and related impacts could adversely affect our sales, market share, business, financial condition and results of operations.
Risks Related to the Proposed Merger with Marvell
Because the Exchange Ratio is fixed and the market price of Marvell Common Stock will fluctuate, our stockholders cannot be certain of the value of the merger consideration they will receive.
On November 1, 2026, we entered into a Merger Agreement with Marvell and two of its wholly owned subsidiaries, pursuant to which, upon the terms and subject to the conditions of the Merger Agreement, we will become a wholly owned subsidiary of Marvell. At the Effective Time, each share of our Common Stock issued and outstanding immediately prior to the Effective Time, subject to certain exceptions in the Merger Agreement, will be converted into the right to receive 4.500 shares of Marvell Common Stock (such ratio, the Exchange Ratio), with cash in lieu of fractional shares. Shares of our Series A Convertible Preferred Stock will be converted into the right to receive Marvell Common Stock based on the Exchange Ratio or, if the holder so elects, shares of a new series of Marvell Series B Preferred Stock.
The Exchange Ratio is fixed and will not be adjusted for changes in the market price of Marvell Common Stock or our Common Stock, and the Merger Agreement does not permit either party to terminate the Merger Agreement solely because of changes in the market price of either company’s stock. Accordingly, the market value of the merger consideration will vary from the date of announcement of the Merger, from the date of this Quarterly Report on Form 10-Q, from the date of the joint proxy statement/prospectus relating to the Merger and from the date of our special meeting of stockholders to approve the Merger, and the market value of the Merger consideration at the Effective Time may be higher or lower than its value on any of those dates. Changes in the market price of Marvell Common Stock may result from a variety of factors, many of which are beyond our and Marvell’s control, including changes in Marvell’s business, operations and prospects, market assessments of the likelihood that the Merger will be completed and of the timing of the Merger, regulatory considerations, general market, industry and economic conditions and the other factors described in Marvell’s filings with the SEC. Because the Merger is expected to be completed some time after our special meeting, at the time of the meeting our stockholders will not know the market value of the Marvell Common Stock that they will receive upon completion of the Merger.

The Merger is subject to a number of conditions, some of which are outside our control, and the Merger may not be completed on the anticipated timeline or at all.
Completion of the Merger is subject to the satisfaction or, to the extent permitted, waiver of a number of conditions, including, among others: (a) adoption of the Merger Agreement by our stockholders; (b) approval by Marvell’s stockholders of the issuance of Marvell Common Stock in the Merger and of an amendment to Marvell’s certificate of incorporation to increase the number of authorized shares; (c) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other required regulatory approvals; (d) the absence of a legal restraint imposed by certain governmental authorities preventing the completion of the Merger; (e) the effectiveness of the registration statement on Form S-4 to be filed by Marvell in connection with the Merger; (f) authorization for listing on the Nasdaq Global Select Market of the shares of Marvell Common Stock to be issued in the Merger; (g) the accuracy of the representations and warranties of each party (subject to certain qualifications); (h) the performance in all material respects by each party of its obligations under the Merger Agreement; and (i) the absence of a material adverse effect on either us or Marvell. Neither we nor Marvell can control whether the stockholders of either company will approve the Merger-related proposals or whether or when the required regulatory approvals will be obtained.
Governmental authorities may refuse to grant required approvals, may delay their review or may seek to impose conditions on their approval, including requirements to divest assets or businesses, license intellectual property, enter into commercial or behavioral commitments or otherwise restrict the conduct of our or Marvell’s businesses. Marvell is not required under the Merger Agreement to accept certain remedies that would reasonably be expected to be material and adverse to the combined businesses of Marvell and us, taken as a whole, or that are not conditioned on completion of the Merger, and the imposition of any such condition could result in the Merger not being completed. Any such conditions, if accepted, could also reduce the anticipated benefits of the Merger or adversely affect the combined company’s business. In addition, either party may terminate the Merger Agreement if the Merger has not been completed by November 1, 2027, which date may be extended in certain circumstances to February 1, 2028, May 1, 2028 and August 1, 2028 if required regulatory approvals have not been obtained, and in certain other specified circumstances. We cannot assure you that the conditions to the completion of the Merger will be satisfied or waived, that the Merger will be completed on the anticipated timeline or at all, or that the Merger Agreement will not be terminated.

Failure to complete the Merger could negatively affect our business, financial condition, results of operations and the market price of our common stock.
If the Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the anticipated benefits of the Merger, we would be subject to a number of risks, including the following:
•to the extent that the current market price of our Common Stock reflects an assumption that the Merger will be completed, the market price of our Common Stock could decline significantly;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, a substantial portion of which we must pay whether or not the Merger is completed;
•under certain circumstances, including if the Merger Agreement is terminated because our board of directors changes its recommendation that our stockholders adopt the Merger Agreement or so that we may enter into a definitive agreement providing for a superior proposal, or in certain circumstances following the termination of the Merger Agreement after an alternative acquisition proposal has been made, we may be required to pay Marvell a termination fee of $2.9 billion, which would adversely affect our financial condition and liquidity;
•the disruption to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify;
•we may experience negative reactions from the financial markets, including analysts and investors, and from our customers, suppliers, partners and employees;
•we will have been subject to restrictions on the conduct of our business, and may have forgone business opportunities, during the pendency of the Merger; and
•we could be subject to litigation related to the Merger or to any failure to complete the Merger.

In addition, if the Merger is not completed, our board of directors may seek other strategic alternatives, which may not be available on terms as favorable to our stockholders as the Merger, or at all. The occurrence of any of these events, individually or in the aggregate, could have an adverse effect on our business, financial condition, results of operations and the market price of our Common Stock.
Our stockholders will have a significantly reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company.
Upon completion of the Merger, our stockholders will become stockholders of Marvell and will hold a significantly smaller percentage ownership of the combined company than they currently hold of our company. Accordingly, our former stockholders will have less influence over the management and policies of the combined company than they currently have over our management and policies, and only three members of our current board of directors are expected to be appointed to the Marvell board of directors following the Effective Time.
The combined company may be unable to integrate our business successfully and realize the anticipated benefits of the Merger, which could adversely affect the market price of Marvell common stock following the Merger.
The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and synergies from combining our business with Marvell’s business. Integrating two large and complex businesses is a difficult, costly and time-consuming process, and the combined company may encounter difficulties, including the loss of key employees, customers, suppliers or other business partners, difficulties in integrating operations, technologies, manufacturing facilities, supply chains and systems, inconsistencies in standards, controls, procedures and policies, unanticipated costs, liabilities or delays, and the diversion of management’s attention. Any regulatory conditions imposed in connection with the Merger could also limit the anticipated benefits. If the combined company is not able to successfully integrate our business with Marvell’s business, or if the anticipated benefits and synergies of the Merger are not realized fully, within the expected timeframe or at all, the market price of Marvell Common Stock, and therefore the value of the Merger consideration received by our stockholders, may decline.
After the Merger, our stockholders will hold Marvell Common Stock, the market price of which may be affected by factors different from those affecting the market price of our Common Stock, and their rights will be governed by Marvell’s organizational documents.
Upon completion of the Merger, holders of our Common Stock will become holders of Marvell Common Stock. Marvell’s business and financial position differ from ours, and the results of operations of the combined company, as well as the market price of Marvell Common Stock, may be affected by factors different from those currently affecting our results of operations and the market price of our Common Stock, including risks relating to Marvell’s business described in Marvell’s filings with the SEC. In addition, the issuance of a substantial number of shares of Marvell Common Stock in the Merger, and sales of those shares in the public market following the Merger, could depress the market price of Marvell Common Stock. Following the Merger, the rights of our former stockholders will be governed by Marvell’s certificate of incorporation, as amended in connection with the Merger, and bylaws, which differ in certain respects from our certificate of incorporation and bylaws.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Lumentum following the completion of the Merger.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Lumentum either prior to or following the completion of the Merger. Losses of officers, key employees or other employees could materially harm our business, results of operations and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approval of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Merger is consummated, the combined company may be less attractive to current and prospective employees, which could harm the business and prospects of the combined company.
The Merger Agreement restricts the conduct of our business before the completion of the Merger.
The Merger Agreement requires us, subject to certain exceptions, to conduct our business in the ordinary course prior to the completion of the Merger and restricts us, without Marvell’s consent, from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated. These restrictions may prevent us from pursuing business opportunities or strategies that arise prior to the completion of the Merger, including making acquisitions, investments or capital expenditures, disposing of assets, incurring indebtedness, issuing equity securities or entering into or amending certain material contracts, and may affect our ability to respond effectively to competitive pressures, industry developments and customer demand. If the Merger is not completed, these restrictions may also have placed us at a disadvantage relative to our competitors. These restrictions could adversely affect our business, financial condition and results of operations.
The Merger Agreement contains provisions that could discourage a potential competing acquirer.
The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or knowingly encourage proposals for alternative transactions from third parties, to participate in discussions or negotiations with, or provide nonpublic information to, third parties in connection with any alternative transaction, or to enter into an agreement providing for an alternative transaction. In addition, our board of directors may change its recommendation that our stockholders adopt the Merger Agreement, and we may terminate the Merger Agreement to enter into a definitive agreement providing for a superior proposal, only in limited circumstances and subject to Marvell’s right to negotiate revisions to the terms of the Merger Agreement, and we may be required to pay Marvell a termination fee of $2.9 billion in certain of those circumstances. These provisions could discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an alternative transaction, even if that party were prepared to pay consideration with a higher value than the Merger consideration, or could result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay.
Litigation relating to the Merger could prevent or delay the completion of the Merger or otherwise adversely affect our business.
Lawsuits are frequently brought against public companies and their boards of directors in connection with merger transactions, and we, our directors and Marvell may become subject to lawsuits relating to the Merger, including putative class action or derivative lawsuits, regardless of their merit. Such litigation could result in substantial costs, divert management’s attention and resources and, if a plaintiff were to obtain an injunction or other order preventing the completion of the Merger, could delay or prevent the completion of the Merger. An adverse outcome in any such litigation could also result in substantial damages or settlement costs. Litigation could also be brought in connection with any failure to complete the Merger.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference				Filed
No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Consulting Agreement with Vincent Retort					X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from Lumentum Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 26, 2026 and September 27, 2025; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 26, 2026 and September 27, 2025; (iii) Condensed Consolidated Balance Sheets as of September 26, 2026 and June 27, 2026; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 26, 2026 and September 27, 2025; (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 26, 2026 and September 27, 2025, and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).					X
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

LUMENTUM HOLDINGS INC.

Date:	November 3, 2026	By: /s/ Wajid Ali
By: Wajid Ali
Executive Vice President, Chief Financial Officer